Form 10-Q
period 1995-03-31
TOTAL SYSTEM SERVICES INC
filed 1995-05-15
CIK 721683

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended    March 31, 1995

Commission  file number             1-10254

                          Total System Services, Inc.
            (Exact name of registrant as specified in its charter)

      Georgia                                             58-1493818
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

      1200 Sixth Avenue, Post Office Box 1755, Columbus, Georgia 31902
        (Address of principal executive offices)          (Zip Code)

                                 (706) 649-2310
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [X]         No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                              OUTSTANDING AS OF   May 11, 1995
  Common Stock, $.10 par value                       64,631,294

                            TOTAL SYSTEM SERVICES, INC.
                           Part I - Financial Information
                           Item 1 - Financial Statements
                            Consolidated Balance Sheets
                                    (Unaudited)
                                                  March 31,      December 31,
                                                    1995             1994
    ASSETS
Current assets:
  Cash and cash equivalents                  $    10,793,034       14,684,674
  Accounts receivable, net                        38,449,245       36,102,888
  Prepaid expenses and other current assets        7,481,920        7,850,804
                                                 -----------      -----------
          Total current assets                    56,724,199       58,638,366
Property and equipment, less accumulated
  depreciation of $53,714,357 and $51,468,537
  at March 31, 1995 and December 31, 1994,
  respectively                                    48,004,046       47,895,253
Computer software, less accumulated amortization
  of $10,968,487 and $9,393,910 at March 31, 1995
  and December 31, 1994, respectively             39,940,896       39,239,821
Other assets                                      21,415,127       19,268,890
                                                 -----------      -----------
   Total assets                              $   166,084,268      165,042,330
                                                 ===========      ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     7,335,533        5,496,449
  Current portion of long-term debt and
    obligations under capital leases                 220,211          255,631
  Dividends payable                                1,454,204        1,454,205
  Income taxes payable                             4,604,379        1,716,798
  Accrued profit sharing contribution              1,403,471        5,846,225
  Other current liabilities                        9,897,273       10,448,063
                                                 -----------      -----------
   Total current liabilities                      24,915,071       25,217,371
Long-term debt and obligations under capital
  leases, excluding current portion                  877,292          906,567
Deferred income taxes                             14,557,779       15,914,554
                                                 -----------      -----------
   Total  liabilities                             40,350,142       42,038,492
                                                 -----------      -----------
Shareholders' equity:
  Common stock - $.10  par  value.
    Authorized 100,000,000 shares;
    issued  64,728,694  in 1995 and 1994;
    64,631,294 outstanding in 1995 and 1994        6,472,869        6,472,869
  Additional paid-in capital                      11,986,379       11,986,379
  Treasury stock, at cost                           (475,789)        (475,789)
  Restricted stock awards, net of amortization    (1,519,861)      (1,674,364)
  Cumulative currency translation, net              (753,530)              --
  Retained earnings                              110,024,058      106,694,743
                                                 -----------      -----------
   Total shareholders' equity                    125,734,126      123,003,838
                                                 -----------      -----------
   Total liabilities and
     shareholders' equity                    $   166,084,268      165,042,330
                                                 ===========      ===========

     See accompanying notes to consolidated financial statements.

                              TOTAL SYSTEM SERVICES, INC.
                           Consolidated Statements of Income
                                       (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                    1995              1994
Revenues:

  Bankcard data processing services         $    46,466,751        36,022,240
  Other services                                  6,913,658         4,954,556
                                                -----------        ----------
      Total revenues                             53,380,409        40,976,796
                                                -----------        ----------
Expenses:

  Salaries and other personnel expense           22,375,038        15,723,199
  Net occupancy and equipment expense            15,159,512        12,075,532
  Other operating expenses                        8,082,632         6,117,794
                                                 ----------        ----------
      Total expenses                             45,617,182        33,916,525
                                                 ----------        ----------
      Operating income                            7,763,227         7,060,271
                                                 ----------        ----------
Other nonoperating income:
  Gain on disposal of equipment, net                 16,651            45,650
  Interest, net                                     149,579            18,813
                                                 ----------        ----------
      Total other nonoperating income               166,230            64,463
                                                 ----------        ----------
      Income before income taxes and
        equity in loss of foreign joint venture   7,929,457         7,124,734

Income taxes                                      2,944,349         2,776,214
                                                 ----------        ----------
      Income before equity in loss of foreign
         joint venture                            4,985,108         4,348,520

Equity in loss of foreign joint venture            (201,589)               --
                                                 ----------        ----------
      Net income                            $     4,783,519         4,348,520
                                                 ==========        ==========
      Net income  per share                 $          .074              .067
                                                 ==========        ==========
     Weighted average outstanding shares         64,631,294        64,624,272
                                                 ==========        ==========
     Cash dividends per common share        $         .0225             .0175
                                                 ==========        ==========

     See accompanying notes to consolidated financial statements.

                                TOTAL SYSTEM SERVICES, INC.
                           Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                       Three months ended
                                                             March 31,
                                                      1995             1994
Cash flows from operating activities:
 Net income                                  $     4,783,519        4,348,520
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Equity in loss of foreign joint venture         201,589               --
     Depreciation and amortization                 4,679,387        3,799,530
     Provision for doubtful accounts                  (2,264)        (384,269)
     Deferred income taxes                          (914,226)       1,434,134
     Gain on disposal of equipment, net              (16,651)         (45,650)
 (Increase) decrease in:
     Accounts receivable                          (2,343,167)       3,195,133
     Prepaid expenses and other assets            (2,482,033)      (3,866,459)
 Increase (decrease) in:
     Accounts payable                              1,839,084        1,454,354
     Income taxes                                  2,887,581          994,562
     Accrued profit sharing and other liabilities (4,993,544)      (3,369,700)
                                                  ----------       ----------
  Net cash provided by operating activities        3,639,275        7,560,155
                                                  ----------       ----------

Cash flows from investing activities:
  Purchase of property and equipment              (2,444,747)      (2,541,146)
  Additions to computer software                  (2,627,493)      (4,614,532)
  Proceeds from disposal of equipment                 21,525           53,090
  Cash and cash equivalents acquired in
    business acquisition                                  --          463,347
  Investment in joint venture                       (950,077)              --
                                                  ----------       ----------
  Net cash used in investing activities           (6,000,792)      (6,639,241)
                                                  ----------       ----------

Cash flows from financing activities:
  Principal payments on long-term debt               (35,000)        (306,458)
  Payments under capital lease obligations           (40,918)         (54,071)
  Dividends paid on common stock                  (1,454,205)      (1,127,099)
                                                  ----------       ----------
  Net cash used in financing activities           (1,530,123)      (1,487,628)
                                                  ----------       ----------
  Net decrease in cash and cash equivalents       (3,891,640)        (566,714)
  Cash and cash equivalents at beginning
    of period                                     14,684,674        8,791,406
                                                  ----------       ----------
Cash and cash equivalents at end of
  period                                     $    10,793,034        8,224,692
                                                  ==========       ==========

Cash paid for interest                       $        10,077           42,484
                                                  ==========       ==========

Cash paid for income taxes                   $       978,495          415,018
                                                  ==========       ==========



     Supplemental disclosure of noncash investing and financing activities:
During the first quarter of 1994, 202,246 newly issued shares of common stock, with a market value of $2,699,984, were issued to Columbus Bank and Trust Company in exchange for all of the outstanding shares of Columbus Productions,
Inc.   Also in the first quarter of 1994, 23,408 shares of common stock, with a market value of $312,500, were issued to the former owners of Mailtek, Inc., a wholly owned subsidiary acquired in 1992, in accordance with the purchase agreement.

     See accompanying notes to consolidated financial statements.

                           TOTAL SYSTEM SERVICES, INC.
                     Notes to Consolidated Financial Statements
                                  (Unaudited)


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(service mark) (TSYS [registered service mark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company (service mark) (CDEC [service mark]), Mailtek, Inc. (service mark) (Mailtek), Lincoln Marketing, Inc. (service mark) (LMI) and Columbus Produc-tions, Inc. (service mark) (CPI). The statements have been prepared in accor-dance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included.

                            TOTAL SYSTEM SERVICES, INC.
            Item 2  - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations
     The following tables set forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items:
                               Percentage of Total Revenues
                                     Three Months ended      Percentage Change
                                          March 31,          in Dollar Amounts
                               -----------------------------------------------
                                       1995       1994          1995 vs. 1994

Revenues:
 Bankcard data processing services      87.0%      87.9%             29.0%
 Other services                         13.0       12.1              39.5
                                       -----      -----
      Total revenues                   100.0      100.0              30.3
                                       -----      -----
Expenses:
 Salaries and other personnel expense   41.9       38.4              42.3
 Net occupancy and equipment expense    28.4       29.5              25.5
 Other operating expenses               15.1       14.9              32.1
                                       -----      -----
      Total expenses                    85.4       82.8              34.5
                                       -----      -----
      Operating income                  14.6       17.2              10.0
Other nonoperating income                0.3        0.2             157.9
                                       -----      -----
      Income before income taxes and
        equity in loss of foreign
        joint venture                   14.9       17.4              11.3
Income taxes                             5.5        6.8               6.1
                                       -----      -----
      Income before equity in loss
        of foreign joint venture         9.4       10.6              14.6
Equity in loss of foreign joint
  venture                               (0.4)        --               nm
                                       -----      -----
      Net income                         9.0%      10.6%             10.0%
                                       =====      =====
nm = not meaningful


     Total revenues increased $12.4 million, or 30.3%, during the first quarter of 1995, compared to the same period in 1994.

     Revenues from bankcard data processing services increased $10.4 million, or 29.0%, in the first three months of 1995, compared to the same period in 1994. Increased revenues from bankcard data processing are primarily attribu-table to growth in the card portfolios of existing customers and the related increases in the volume of authorizations and transactions. Average cardholder accounts on file for the first quarter of 1995 increased approximately 9.4 million, or 26.2%, over the same period in 1994. Cardholder accounts on file at March 31, 1995, were 46.3 million, compared to 36.2 million at March 31, 1994. The addition of new customers to THE TOTAL SYSTEM (service mark) and the deconversion of existing customers did not significantly impact the results of operations for the first quarter of 1995 nor the first quarter of 1994.

     Revenues from other services increased 39.5% for the three months ended March 31, 1995, compared to the same period of 1994. Revenues from other services consist primarily of revenues generated by TSYS' wholly owned sub-sidiaries. LMI's revenues increased 71.5% in the first quarter of 1995, compared to the first quarter of 1994, primarily due to the acquisition of new customers as well as increased business from existing customers. A special project for one customer was initiated by LMI in the first quarter and accounted for approximately 11.2% of their total revenues for the first quarter of 1995. Mailtek and CPI realized increased revenues of 28.3% and 33.1%, respectively, in the first quarter of 1995, compared to 1994, resulting primarily from increased volumes of business from existing customers.

     AT&T continues to be a major customer of TSYS, accounting for 22.4% and 23.2% of total revenues for the first three months of 1995 and 1994, respec-tively. Due to delays in software systems development, the conversion of AT&T's cardholder accounts to a customized version of the new cardholder processing system, TS2 (registered service mark), provided for in AT&T's 1993 agreement with TSYS, will be delayed beyond the contractually specified May 31, 1995 conversion date. Alternative dates for conversion, additional services and other changes in system requirements continue to be discussed between AT&T and TSYS. If these discussions do not result in amendments to the present arrangement, AT&T will be entitled to receive a discount of 5% on its monthly fees for processing services from June 1995 until such time as conversion of its accounts to TS2 occurs.

     NationsBank accounted for 12.5% and 12.2% of total revenues for the first quarter of 1995 and 1994, respectively. TSYS' existing agreement with NationsBank expires in September of 1995, and TSYS and NationsBank continue their negotiations to extend their processing relationship. Although failure to extend this processing relationship would have a material impact on TSYS' future revenues and results of operations, management believes these negotiations will result in a new, extended processing agreement.

     In March of 1994, TSYS announced the signing of a long-term credit card processing agreement with Bank of America. Due to delays in software systems development, on January 5, 1995, TSYS announced that it had reached an agree-ment in principle with Bank of America regarding amendments to their credit card processing agreement under which, among other things, the conversions of Bank of America's credit card accounts will be deferred beyond their con-tractually specified completion dates. On March 15, 1995, TSYS and Bank of America executed a definitive amendment to the credit card processing agreement reflecting the terms of the agreement in principle. The completion of the conversions of Bank of America's credit card accounts, previously scheduled for 1995, is scheduled to be accomplished in 1996. The processing agreement with Bank of America, including the definitive amendment and related payments by TSYS, are not expected to be material to TSYS' 1995 results of operations. TSYS' processing agreement with Bank of America will extend for 10 years, subject to its terms and conditions, from the date of the complete conversion of Bank of America's accounts to TS2.

     Total operating expenses increased 34.5% for the first quarter of 1995, compared to the same period in 1994. Increases in expenses are reflected in all categories and can be primarily attributed to increased processing volumes and preparation for the conversions of customers, including Bank of America and AT&T, to TS2.

     Employment expenses increased 42.3% in the first quarter of 1995, compared to the first quarter of 1994. The average number of employees for the first quarter of 1995 was 2,049, compared to 1,684 for the first quarter of 1994, an increase of 21.7%. In addition to the growth in the number of employees, the increase in salaries and other personnel costs is attributable to normal salary increases and related benefits. At April 30, 1995, TSYS had 2,055 full-time and 91 part-time employees.

     Net occupancy and equipment expense was up 25.5% for the first quarter of 1995 over the same period in 1994. A significant portion of this increase can be attributed to amortization of TS2 which commenced in October 1994. TS2 amortization expense was $826,222 for the first quarter of 1995. Equipment and software rentals, which represents the largest component of net occupancy and equipment expense, increased 27.3% in the first quarter of 1995 over the same period in 1994, primarily due to upgrades of certain mainframe computers and acquisition of additional direct access storage devices.

     Other operating expenses increased 32.1% for the three months ended
March 31, 1995, compared to the same period in 1994. The increases in other operating expenses are primarily associated with increased processing volumes.
As a percentage of total revenue, other operating expenses have remained stable
- - 15.1% in the first quarter of 1995, compared to 14.9% in the first quarter of 1994.

     Interest, net, includes interest expense of $18,763 and $50,181 and interest income of $168,342 and $68,994 for the first quarters of 1995 and 1994, respectively. Interest expense has decreased due to normal repayment of long-term debt coupled with no significant new borrowings. Interest income has increased as more cash has been available for investment and short-term interest rates have increased.

     TSYS' effective income tax rate for the first quarter of 1995 was 37.1%, compared to 39.0% for the same period in 1994. The decline in TSYS' effective tax rate is attributable to the realization of certain income tax planning strategies, including the recognition of research and experimentation credits for ongoing development activities and a reduction in effective state income tax rates. Deferred income taxes at March 31, 1995 primarily relate to the differences in the tax and book treatment of costs associated with the development of new software, principally TS2.

Liquidity and Capital Resources

     During the first quarter of 1995, TSYS purchased property and equipment of $2.4 million. Additions to computer software included $1.3 million of capitalized software development costs related to additional features to the new cardholder processing system, TS2, as well as $1.3 million of purchased software. These expenditures are necessary in order for TSYS to continue oper-ating with the latest technology, enabling the Company to continue providing quality service in an increasingly competitive environment, as well as providing capacity for increasing volumes of business.

     In 1993, TSYS reached an agreement to form a joint venture with a number of Mexican banks. The new operation, called Total System Services de Mexico, S.A. de C.V. ("TSM"), will provide credit card related processing for the mem-ber banks, representing approximately 30% of the Mexican credit card market. TSM's operating facility at Toluca, Mexico, near Mexico City, is now sub-stanially complete, and staffing has begun. Management expects that conversion of cardholder accounts of the Mexican banks will be completed by the end of the second quarter. Card and statement production will be performed at the Mexican facility, while data processing services will be performed at TSYS' facilities in Columbus.

     TSYS has invested $3.7 million in the Mexican joint venture company, $950,000 of which was in the first quarter of 1995, maintaining its 49% equity interest in the joint venture. At March 31, 1995, the cumulative currency translation adjustment amounted to $753,530, net of deferred income taxes.

     In light of the unanticipated downturn in the Mexican economy, including the recent significant devaluation of the Mexican peso, TSYS now believes that its revenues, in U.S. dollars, and share of pretax earnings from the joint venture for 1995 will be less than amounts previously disclosed. Factors which cannot be accurately predicted at this time include the general health of the Mexican economy and the continued likelihood of Mexican citizens to acquire and use credit cards.

     TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short or long-term borrowings from financial institutions, or the issuance of additional equity securities. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future. At March 31, 1995, TSYS had working capital of $31.8 million compared to $33.4 million at December 31, 1994.

                       TOTAL SYSTEM SERVICES, INC.
                       Part  II - Other Information
                Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

     (11) - Statement re Computation of Per Share Earnings

     (27) - Financial Data Schedule (for SEC use only)

b)  Form 8-K's  filed during the three months ended March 31, 1995

  1. The report dated January 5, 1995, included the following important events:

        On January 5, 1995, Total System Services, Inc. ("Registrant") announced: (1) earnings for the year ended December 31, 1994; (2) an agreement in principle with Bank of America regarding expected amend-ments to Registrant's and Bank of America's credit card processing agreement which will defer the completion of conversions of Bank of America's credit card accounts from 1995 until 1996; and (3) the exec-ution of a letter of intent to provide credit, debit and merchant processing services for First Tennessee Bank, N.A.


  2. The report dated March 15, 1995, included the following important event:

        On January 5, 1995, Total System Services, Inc. ("Registrant") announced an agreement in principle with Bank of America regarding expected amendments to Registrant's and Bank of America's credit card processing agreement which would defer the completion of conversions of Bank of America's credit card accounts from 1995 until 1996. On March 15, 1995, Registrant and Bank of America executed a definitive amendment to the credit card processing agreement reflecting the terms of the agreement in principle.

                          TOTAL SYSTEM SERVICES, INC.
                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                              TOTAL SYSTEM SERVICES, INC.



Date:  May 11, 1995                            By:  /s/ Richard W. Ussery
                                                  -----------------------
                                                    Richard W. Ussery
                                                    Chairman of the
                                                      Board and Chief
                                                      Executive Officer

Date:  May 11, 1995                            By:  /s/ James B. Lipham
                                                  -----------------------
                                                    James B. Lipham
                                                    Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                                Index to Exhibits

Exhibit No.
- -----------
       11       Statement re Computation of Per Share Earnings

       27       Financial Data Schedule (for SEC use only)