Form 10-Q
period 1995-06-30
TOTAL SYSTEM SERVICES INC
filed 1995-08-14
CIK 721683

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended  June 30, 1995

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
                                              Yes  [X]   	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                OUTSTANDING AS OF August 11, 1995
----------------------               ----------------------------------
Common Stock, $.10 par value                          64,631,294

                            TOTAL SYSTEM SERVICES, INC.
                          Part I - Financial Information
                           Item 1 - Financial Statements
                            Consolidated Balance Sheets
                                    (Unaudited)
                                                June 30,       December 31,
                                                  1995             1994
   ASSETS
Current assets:
  Cash and cash equivalents
   (includes $6,459,112 and $13,862,765
   on deposit with a related party at 1995
   and 1994, respectively)                   $   8,228,984       14,684,674
Accounts receivable, net                        43,644,902       36,102,888
Prepaid expenses and other current assets        9,181,704        7,850,804
                                               -----------      -----------
      Total current assets                      61,055,590       58,638,366
Property and equipment, less accumulated
  depreciation of $54,848,731 and $51,468,537
  at 1995 and 1994, respectively                49,890,616       47,895,253
Computer software, less accumulated
  amortization of $12,654,856 and $9,393,910
  at 1995 and 1994, respectively                39,186,504       39,239,821
Other assets                                    23,389,203       19,268,890
                                               -----------      -----------
  Total assets                              $  173,521,913      165,042,330
                                               ===========      ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    5,568,040        5,496,449
  Current portion of long-term debt and
    obligations under capital leases
    (includes $0 and $35,000 payable
    to a related party at 1995 and 1994,
    respectively)                                  230,976          255,631
  Dividends payable (includes $1,174,515
    payable to a related party at 1995 and
    1994)                                        1,454,204        1,454,205
  Income taxes payable                             811,738        1,716,798
  Accrued profit sharing contribution            3,028,689        5,846,225
  Other current liabilities                     13,331,864       10,448,063
                                               -----------      -----------
      Total current liabilities                 24,425,511       25,217,371
Long-term debt and obligations under capital
  leases, excluding current portion
  (includes $1,965,775 and $0 payable to a
  related party at 1995 and 1994,
  respectively)                                  2,790,563          906,567
Deferred income taxes                           15,982,216       15,914,554
                                               -----------      -----------
  Total liabilities                             43,198,290       42,038,492
                                               -----------      -----------
Shareholders' equity:
  Common stock - $.10 par value.
   Authorized 100,000,000 shares;
   issued 64,728,694 at 1995 and 1994;
   64,631,294 outstanding at 1995 and 1994       6,472,869        6,472,869
  Additional paid-in capital                    11,986,379       11,986,379
  Treasury stock, at cost                         (475,789)        (475,789)
  Restricted stock awards, net of amortization  (1,369,157)      (1,674,364)
  Cumulative currency translation, net of
   deferred taxes                                 (874,112)              --
  Retained earnings                            114,583,433      106,694,743
                                               -----------      -----------
  Total shareholders' equity                   130,323,623      123,003,838
                                               -----------      -----------
Total liabilities and shareholders' equity  $  173,521,913      165,042,330
                                               ===========      ===========

See accompanying notes to consolidated financial statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                            Three months ended         Six months ended
                                  June 30,                  June 30,
                            1995        1994           1995        1994
Revenues:
 Bankcard data
  processing services $ 51,349,566   39,402,346     97,816,317    75,424,586
 Other services          7,783,559    5,434,323     14,697,217    10,388,879
                       -----------  -----------    -----------   -----------
    Total revenues      59,133,125   44,836,669    112,513,534    85,813,465
                       -----------  -----------    -----------   -----------
Expenses:
 Salaries and other
  personnel expense     22,690,823   17,350,113     45,065,861    33,073,312
 Net occupancy and
  equipment expense     15,904,215   12,290,838     31,063,727    24,366,370
 Other operating
  expenses              10,517,294    6,715,060     18,599,926    12,832,854
                       -----------   ----------    -----------   -----------
   Total operating
    expenses            49,112,332   36,356,011     94,729,514    70,272,536
                       -----------   ----------     ----------    ----------
   Operating income     10,020,793    8,480,658     17,784,020    15,540,929

Other nonoperating income:
 Gains on disposal of
  equipment, net            61,856        2,932         78,507        48,582
 Interest, net (includes
  $113,437 and $54,176 from
  a related party for the
  three months ended June
  30, 1995 and 1994,
  respectively; $273,178
  and $95,262 for the six
  months ended June 30,
  1995 and 1994,
  respectively)             142,691       42,768        292,270        61,581
                         ----------   ----------     ----------    ----------
   Total other
    nonoperating
    income                  204,547       45,700        370,777       110,163
                        -----------   ----------     ----------    ----------
   Income before income
    taxes and equity
    in loss of foreign
    joint venture        10,225,340    8,526,358     18,154,797    15,651,092

Income taxes              3,749,226    3,301,398      6,693,575     6,077,612
                         ----------   ----------     ----------    ----------
   Income before equity
    in loss of foreign
    joint venture         6,476,114    5,224,960     11,461,222     9,573,480

Equity in loss of foreign
 joint venture             (462,535)          --       (664,124)           --
                         ----------   ----------     ----------    ----------
   Net income       $     6,013,579    5,224,960     10,797,098     9,573,480
                         ==========   ==========     ==========    ==========
   Net income
    per share       $          .093         .081           .167          .148
                         ==========   ==========     ==========    ==========

   Weighted average
    outstanding shares   64,631,294   64,631,294     64,631,294    64,627,802
                         ==========   ==========     ==========    ==========
   Cash dividends
    declared per
    common share    $         .0225        .0175          .0450         .0350
                         ==========    =========      =========     =========

See accompanying notes to consolidated financial statements.


                          TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    Six months ended
                                                         June 30,
                                                -------------------------
                                                   1995            1994
                                                ----------      ----------
Cash flows from operating activities:
  Net income                               $    10,797,098      9,573,480
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Equity in loss of foreign joint venture        664,124             --
    Depreciation and amortization                9,587,800      7,608,545
    Provision for doubtful accounts                 26,789       (453,980)
    Deferred income taxes                          581,030      2,020,116
    Gain on disposal of equipment, net             (78,507)       (48,582)
(Increase) decrease in:
    Accounts receivable                         (7,568,803)     2,275,103
    Prepaid expenses and other assets           (4,915,087)    (5,505,687)
Increase (decrease) in:
    Accounts payable                                71,591      1,500,394
    Income taxes                                  (905,060)      (588,333)
    Accrued profit sharing and other
     liabilities                                     66,265       (934,903)
                                                -----------    -----------
Net cash provided by operating activities         8,327,240     15,446,153
                                                -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment             (6,845,717)    (5,220,723)
  Purchase of computer software                  (2,378,441)    (2,870,454)
  Additions to developed software                (1,181,029)    (7,480,104)
  Proceeds from disposal of equipment               138,414         76,945
  Cash and cash equivalents acquired in
    business acquisition                                 --        463,347
  Investment in foreign joint venture            (3,455,865)            --
                                                 ----------     ----------
Net cash used in investing activities           (13,722,638)   (15,030,989)
                                                 ----------     ----------
Cash flows from financing activities:
  Proceeds from long-term debt                    1,965,775             --
  Principal payments on long-term debt              (35,000)      (587,635)
  Payments under capital lease obligations          (82,658)      (103,859)
  Dividends paid on common stock                 (2,908,409)    (2,258,147)
                                                 ----------     ----------
Net cash used in financing activities            (1,060,292)    (2,949,641)
                                                 ----------     ----------
Net decrease in cash and cash equivalents        (6,455,690)    (2,534,477)
Cash and cash equivalents at beginning
  of period                                      14,684,674      8,791,406
                                                 ----------     ----------
Cash and cash equivalents at end of period  $     8,228,984      6,256,929
                                                 ==========     ==========

Cash paid for interest                      $        18,621         74,116
                                                 ==========     ==========

Cash paid for income taxes                  $     7,032,605      4,692,857
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


                          TOTAL SYSTEM SERVICES, INC.
                   Notes to Consolidated Financial Statements
                                 (Unaudited)

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(service mark) (TSYS [registered service mark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company (service mark) (CDEC [service mark]), Mailtek, Inc. (service mark) (Mailtek), Lincoln Marketing, Inc.(service mark) (LMI) and Columbus Produc-tions, Inc.sm (CPI). The statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary to a fair statement of financial position and results of operations for the periods covered by this report have
been included.   The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1994 annual report previously filed on Form 10-K.

                           TOTAL SYSTEM SERVICES, INC.
          Item 2  - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Results of Operations
 	The following tables set forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30:

                       Percentage of Total Revenues    Percentage Change
                       ----------------------------    in Dollar Amounts
                             1995           1994         1995 vs. 1994
                            --------       -------     -----------------
Revenues:
 Bankcard data
  processing services          86.8%          87.9%           30.3%
 Other services                13.2           12.1            43.2
                              -----          -----
     Total revenues           100.0          100.0            31.9
                              -----          -----
Expenses:
 Salaries and other
  personnel expense            38.4           38.7            30.8
 Net occupancy and
  equipment expense            26.9           27.4            29.4
 Other operating expenses      17.8           15.0            56.6
                              -----          -----
    Total operating expenses   83.1           81.1            35.1
                              -----          -----
     Operating income          16.9           18.9            18.2
Other nonoperating income       0.3            0.1           347.6
                              -----          -----
     Income before income
      taxes and equity in
      loss of foreign
      joint venture            17.2           19.0            19.9
Income taxes                    6.3            7.3            13.6
                              -----          -----
      Income before equity
       in loss of foreign
       joint venture           10.9           11.7            23.9

Equity in loss of foreign joint
 venture                       (0.8)             -              nm
                              -----          -----
      Net income               10.1%          11.7%           15.1%
                              =====          =====

nm = not meaningful

 	The following tables set forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30:

                      Percentage of Total Revenues     Percentage Change
                      -----------------------------    in Dollar Amounts
                            1995       1994              1995 vs. 1994
                           -------    -------          -----------------
Revenues:
 Bankcard data
  processing services        86.9%      87.9%              29.7%
 Other services              13.1       12.1               41.5
                            -----      -----
     Total revenues         100.0      100.0               31.1
                            -----      -----
Expenses:
 Salaries and other
  personnel expense          40.1       38.5               36.3
 Net occupancy and
  equipment expense          27.6       28.4               27.5
 Other operating expenses    16.5       15.0               44.9
                            -----      -----
    Total operating expenses 84.2       81.9               34.8
                            -----      -----
     Operating income        15.8       18.1               14.4
Other nonoperating income     0.3        0.1              236.6
                            -----      -----

     Income before income
      taxes and equity in
      loss of foreign
      joint venture          16.1       18.2               16.0

Income taxes                  5.9        7.0               10.1
                            -----      -----
     Income before equity
      in loss of foreign
      joint venture          10.2       11.2               19.7

Equity in loss of foreign joint
 venture                     (0.6)         -                 nm
                            -----      -----
      Net income              9.6%      11.2%              12.8%
                            =====      =====

nm = not meaningful

   Total revenues increased $14.3 million or 31.9% and $26.7 million or 31.1% during the three months and six months ended June 30, 1995, respectively, as compared to the same periods in 1994.

   Revenues from bankcard data processing services increased during the second quarter and first six months of 1995 due to an increase in the average number of cardholder accounts on file and related increases in the volume of author-zations and transactions for cardholder accounts processed. Average cardholder accounts on file for the three months and six months ended June 30, 1995, were 50,354,522 and 47,891,234, respectively; average cardholder accounts on file
for  the   same   periods   in   1994   were   37,697,008   and   36,700,850.

Cardholder accounts on file at June 30, 1995, were 55,525,854, a 42.1% increase over the 39,079,196 accounts on file at June 30, 1994.

   The card portfolios of our existing customers continue to grow. In addition, in June of 1995, over four million cardholder accounts of Mexican banks processing with Total System Services de Mexico, S.A. de C.V. ("TSM"), a joint venture between TSYS and a number of Mexican banks, were converted to THE TOTAL SYSTEM. At the same time, approximately 168,000 merchant accounts of the Mexican banks were converted to THE TOTAL SYSTEM, increasing our merchant base to approximately 552,000 accounts. Also in June 1995, approx-imately 700,000 cardholder accounts and over 40,000 merchant accounts of an existing customer but serviced by another processor were added to THE TOTAL SYSTEM, so that TSYS is now processing all of this client's accounts.

   AT&T Universal Card Services Corp. ("AT&T") continues to be a major customer of TSYS, accounting for 22.0% and 22.2% of total revenues for the three months and six months ended June 30, 1995, respectively, compared to 24.4% and 23.9% for the same periods in 1994. In June 1995, a new agreement between TSYS and AT&T relative to the conversion of AT&T's accounts to a customized version of the new cardholder processing software system, TS2, was signed. The agreement voids the previously agreed upon imposition of a 5% discount on AT&T's processing fees which was effective from June 1, 1995, until the conversion of AT&T's accounts to TS2. Under the agreement, a new, mutually agreeable conversion schedule will be established. The agreement further states there will be no penalties payable, or additional processing fee discounts granted, by TSYS to AT&T for any failure to complete the conversion in accordance with the new schedule, nor will there be any premiums payable by AT&T to TSYS for completion of the conversion prior to the completion date established under the new agreement.

   NationsBank accounted for 12.8% and 12.7% of total revenues for the three months and six months ended June 30, 1995, respectively, compared to 12.0% for each of the same periods in 1994. TSYS' existing agreement with NationsBank expires in September 1995, and TSYS and NationsBank continue their negotiations to extend their processing relationship. Although failure to extend this processing relationship would have a material adverse impact on TSYS' future revenues and results of operations, management believes these negotiations will result in a new, extended processing agreement.

   In March of 1994, TSYS announced the signing of a long-term credit card processing agreement with Bank of America. Due to delays in software systems development, on January 5, 1995, TSYS announced that it had reached an agree-ment in principle with Bank of America regarding amendments to their credit card processing agreement under which, among other things, the conversions of Bank of America's credit card accounts will be deferred beyond their contract-ually specified completion dates. On March 15, 1995, TSYS and Bank of America executed a definitive amendment to the credit card processing agreement reflecting the terms of the agreement in principle. The completion of the conversions of Bank of America's credit card accounts is now scheduled to be accomplished in 1996. The processing agreement with Bank of America, including the definitive amendment and related payments by TSYS, is not expected to have a significant impact on TSYS' 1995 results of operations. TSYS' processing agreement with Bank of America will extend for 10 years, subject to its terms and conditions, from the date of the complete conversion of Bank of America's accounts to TS2.

   Revenues from other services increased 43.2% and 41.5% for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994. Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Combined revenues of these subsidiaries accounted for 11.6% and 11.4% of total consolidated revenues for the three and six months ended June 30, 1995, respectively.

    Total operating expenses increased 35.1% and 34.8% for the three months and six months ended June 30, 1995, over the same periods in 1994. Investments in people and equipment to accommodate increased processing volumes and prepara-tion for the conversions of customers, including Bank of America and AT&T, to TS2 are primarily responsible for these increases.

    Employment expenses increased 30.8% and 36.3% for the second quarter and first six months of 1995, respectively, compared to the same periods in 1994. The average number of employees was 2,106 and 2,075 for the three months and six months ended June 30, 1995, compared to 1,904 and 1,784 for the same periods in 1994. In addition to the growth in the number of employees, the in-crease in salaries and other employment expenses is attributable to normal salary increases and related benefits, as well as a significant decrease in capitalized employment expenses related to the development of TS2. Employment expenses capitalized were $636,094 and $1,181,029 for the three months and six months ended June 30, 1995, respectively, compared to $3,719,057 and $6,877,016, respectively, for the same periods in 1994. The core of the new cardholder processing software system was completed in September 1994, and since that time, amounts capitalized relate to enhancements to TS2. At July 31, 1995, TSYS had 1,959 full-time and 84 part-time employees.

    Net occupancy and equipment expense was up 29.4% and 27.5% for the second quarter and first six months of 1995, over the same periods in 1994. A significant portion of this increase can be attributed to amortization of TS2, which was $826,222 and $1,652,444 for the three months and six months ended June 30, 1995, compared to $0 in the same periods of 1994, as amortization of TS2 commenced in October 1944. Equipment and software rentals, which represents the largest component of net occupancy and equipment expense, increased 36.7% and 31.9% for the three and six months ended June 30, 1995, compared to the same periods in 1994, primarily due to upgrades of certain mainframe computers and acquisition of additional direct access storage devices.

     Other operating expenses increased 56.6% and 44.9% for the three and six months ended June 30, 1995, over the same periods in 1994. The increases in other operating expenses are primarily associated with increased supplies
necessary  to support  the  growth  in  volumes of business.   The increase in
the cost of supplies is due to an increase in the cost of paper as well as increased volumes. Also contributing to the growth in other operating expenses are costs related to the conversion of our clients to TS2.

     Interest, net, includes interest expense of $23,047 and $41,228 and interest income of $165,738 and $83,996 for the second quarters of 1995 and 1994, respectively. For the first six months of 1995 and 1994, respectively, interest expense was $41,810 and $91,409 and interest income was $334,080 and $152,990. Interest expense has decreased due to normal repayments of long-term
debt.   Interest income has increased as more cash has been available for investment and short-term interest rates have increased.

     TSYS' effective income tax rate for the second quarter of 1995 was 38.4%, compared to 38.7% for the same period in 1994. For the six months ended June 30, 1995, the effective tax rate was 38.3%, compared to 38.8% for the six months ended June 30, 1994. The decline in TSYS' effective tax rate is attributable to the realization of certain income tax planning strategies, including the recognition of research and experimentation credits for ongoing development activities and a reduction in effective state income tax rates. Deferred income taxes at June 30, 1995, primarily relate to the differences in the tax and book treatments of costs associated with the development of new software, principally TS2.

Liquidity and Capital Resources

     During the second quarter of 1995, TSYS purchased property and equipment of $4.4 million for total purchases of $6.8 million in the first six months of 1995; purchases were primarily computer equipment and the addition of a new, state-of-the-art printing press. Computer software was increased during the second quarter by $2.3 million, bringing the total additions for 1995 to $3.6 million. These additions to software include costs related to enhancements to the new cardholder processing system, TS2, of $636,100 and purchases of computer software of $1.7 million. These expenditures are necessary in order for TSYS to continue operating with the latest technology, enabling the Company to continue providing quality service in an increasingly competitive environment, as well as providing capacity for increasing volumes of business.

     As discussed above, TSM began operations in June 1995 following the successful completion of the largest conversion of credit card processing services in the history of Mexico's credit card industry - more than 4 million cardholder accounts and approximately 168,000 merchant accounts. TSM occupies a new state-of-the-art, 52,000 square-foot facility located in Toluca, Mexico, approximately 35 miles west of Mexico City. Card and statement production services are being performed by TSM at the Mexican facility, while TSM has subcontracted data processing services to TSYS. The data processing services are being performed at TSYS' operations facility in north Columbus.

     TSYS has invested $6.2 million in TSM, $3.5 million of which was in the first six months of 1995, maintaining its 49% equity interest in the joint venture. At June 30, 1995, the cumulative currency translation adjust-ment related to the Company's equity investment amounted to $874,112, net of deferred taxes. Although the Mexican economy has experienced some stabiliza-tion during the second quarter of 1995, including an improvement in the value of the Mexican peso, TSYS' revenues from processing services provided to TSM and TSYS' share of earnings from the joint venture are not expected to be significant to TSYS' results of operations for 1995.

    During the second quarter of 1995, CPI obtained temporary financing in the amount of $1,965,775 from Columbus Bank and Trust Company ("CB&T") for the purchase of a new printing press which collateralizes the note. Interest at CB&T's prime rate is paid monthly. No principal payment is due for a period of one year at which time CPI plans to arrange permanent financing.

    Effective July 1, 1995, a new, wholly owned subsidiary of Synovus Financial Corp., Synovus Administrative Services Corp. ("SASC"), was formed which will provide certain administrative services to TSYS and other related companies. Services provided by SASC will include human resources, maintenance, security, communications, corporate education, travel and administration. In connection with the formation of this new company, approximately 110 TSYS employees will be transferred to SASC. TSYS will pay a management fee to SASC which is ex-pected to be offset by the reduction in expenses.

     TSYS may seek external sources of capital in the future. The Company has a credit facility available for short-term borrowing needs with CB&T that provides availability of $5.0 million at CB&T's prime rate of interest. Historically, the Company has not required any short-term borrowings and has not borrowed any funds on a short-term basis in 1995 and 1994. The Company may seek long-term debt or other external sources of capital to finance investment in software development, computer equipment, acquisitions or other strategic alliances in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short or long-term borrowings from financial institutions, or the issuance of additional debt or equity securities. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expend-iture needs through internally generated cash in the future. At June 30, 1995, TSYS had working capital of $36.6 million compared to $33.4 million at December 31, 1994.

Subsequent Event

     On August 7, 1995, TSYS announced the purchase of a 23-acre site in Columbus, Georgia, which includes a new, 110,000 square-foot building, for $6.2 million. The new location will accommodate current work needs and facilitate future growth. Long-term financing will be provided through the issuance of Columbus Development Authority bonds, with a probable interest rate of 8.75%, to CB&T and certain of its affiliates.

                           TOTAL SYSTEM SERVICES,  INC.
                           Part  II - Other Information
          Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 10, 1995. Voted on at the meeting was the election of Class III directors. Following is a tabulation of votes for each nominee:

                                                                WITHHELD
                                                                AUTHORITY
 NOMINEE                       VOTES FOR                         TO VOTE
 -------                       -----------                      -----------

Salvador Diaz-Verson, Jr.      60,922,426                         93,674

Mason H. Lampton               60,865,885                        150,215

William B. Turner              60,924,353                         91,747

George C. Woodruff, Jr.        60,925,373                         90,727

James D. Yancey                60,924,740                         91,360


     The only other matter voted on at the meeting was approval of the Synovus Financial Corp. Long-Term Incentive Plan. Following is a tabulation of the votes on this plan:

           FOR                       AGAINST                      ABSTAIN
          -----                     ---------                    ---------

       60,436,690                    457,824                      121,586

                              TOTAL SYSTEM SERVICES,  INC.
                              Part  II - Other Information
                       Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

     (11) - Statement re Computation of Per Share Earnings

     (27) - Financial Data Schedule


b) No Forms 8-K have been filed since those reported in 10-Q for the three months ended March 31, 1995.

                                TOTAL SYSTEM SERVICES, INC.
                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                                  TOTAL SYSTEM SERVICES, INC.


Date:  August 11, 1995	                           By:  /s/ Richard W. Ussery
                                                     -----------------------
                                                       Richard W. Ussery
                                                       Chairman of the Board
                                                         and Chief Executive
                                                         Officer

Date:  August 11, 1995                             By:  /s/ James B. Lipham
                                                      -----------------------
                                                        James B. Lipham
                                                        Chief Financial Officer