Form 10-Q
period 1995-09-30
TOTAL SYSTEM SERVICES INC
filed 1995-11-13
CIK 721683

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended   September 30, 1995

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
                                                         Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                              OUTSTANDING AS OF       November 10, 1995
---------------------------        -----------------------------------------
Common Stock,$.10 par value                                       64,631,294

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Item 1 - Financial Statements
                          Consolidated Balance Sheets
                                   (Unaudited)
                                                 September 30,    December 31,
                                                     1995            1994
          ASSETS
Current assets:
  Cash and cash equivalents (includes
   $21,222,203 and $13,862,765 deposit with a
   related party at 1995 and 1994,
   respectively)                                $    22,306,181     14,684,674
  Accounts receivable, net (includes
   $2,949,860 receivable from related parties
    at 1995)                                         45,505,346     36,102,888
  Prepaid expenses and other current assets           9,388,746      7,850,804
                                                    -----------    -----------
       Total current assets                          77,200,273     58,638,366
Property and equipment, less accumulated
  depreciation of $54,976,814 and $51,468,537
  at 1995 and 1994, respectively                     47,789,555     47,895,253
Computer software, less accumulated amortization
   of $14,761,810 and $9,393,910 at 1995 and 1994,
   respectively                                      39,276,990     39,239,821
Other assets                                         26,068,507     19,268,890
                                                    -----------    -----------
Total assets                                    $   190,335,325    165,042,330
                                                    ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $     7,951,052      5,496,449
  Current portion of long-term debt and
    obligations under capital leases (includes
    $1,965,775 and $35,000 payable to a related
    party at 1995 and 1994, respectively)             2,201,464        255,631
  Dividends payable (includes $1,174,515 payable
    to a related party at 1995 and 1994)              1,454,204      1,454,205
  Income taxes payable                                  584,268      1,716,798
  Accrued retirement benefits                         8,059,731      5,846,225
  Other current liabilities                          16,172,124     10,448,063
                                                    -----------    -----------
     Total  current liabilities                      36,422,843     25,217,371
Long-term debt and obligations under capital
  leases, excluding current portion                     773,449        906,567
Deferred income taxes                                16,486,952     15,914,554
                                                    -----------    -----------
     Total liabilities                               53,683,244     42,038,492
                                                    -----------    -----------
Shareholders' equity:
  Common stock - $.10  par  value.   Authorized
    100,000,000 shares; issued 64,728,694 at
    1995 and 1994;  64,631,294 outstanding at
    1995 and 1994                                     6,472,869      6,472,869
  Additional paid-in capital                         11,986,379     11,986,379
  Treasury stock, at cost                              (475,789)      (475,789)
  Restricted stock awards, net of amortization       (1,221,306)    (1,674,364)
  Cumulative currency translation, net of deferred
    income taxes                                       (629,211)            --
  Retained earnings                                 120,519,139    106,694,743
                                                    -----------    -----------
      Total shareholders' equity                    136,652,081    123,003,838
                                                    -----------    -----------
      Total liabilities and shareholders' equity  $ 190,335,325    165,042,330
                                                    ===========    ===========


    See accompanying notes to consolidated financial statements.

                               TOTAL SYSTEM SERVICES, INC.
                           Consolidated Statements of Income
                                     (Unaudited)
                           Three months ended            Nine months ended
                              September 30,                 September 30,
                           1995           1994         1995           1994
Revenues:
  Bankcard data
   processing services
   (includes $3,780,983
   from related parties
   for the three months
   ended September 30,
   1995)                $ 58,191,627    43,076,496   156,007,944    118,501,082
  Other services           7,916,689     4,861,394    22,613,906     15,250,273
                          ----------    ----------   -----------    -----------
     Total revenues       66,108,316    47,937,890   178,621,850    133,751,355
                          ----------    ----------   -----------    -----------
Expenses:
  Salaries and other
   personnel expense      23,353,826    19,258,451    68,419,687     52,331,763
  Net occupancy and
   equipment expense      16,883,059    12,820,038    47,946,786     37,186,408
  Other operating
   expenses               15,125,002     7,342,682    33,724,928     20,175,536
                          ----------    ----------   -----------    -----------
   Total operating
    expenses              55,361,887    39,421,171   150,091,401    109,693,707
                          ----------    ----------   -----------    -----------
   Operating income       10,746,429     8,516,719    28,530,449     24,057,648

Other nonoperating income:
  Gain (loss) on disposal
   of equipment, net          67,103        (3,514)      145,610         45,068
  Interest income, net
   (includes $149,136 and
   $75,922 from a related
   party for the three months
   ended September 30, 1995
   and 1994, respectively;
   $273,178 and $173,813 for
   the nine months ended
   September 30, 1995 and
   1994, respectively)       155,057        60,047       447,327        121,628
                          ----------     ----------  -----------    -----------
   Total other
    nonoperating
    income                   222,160        56,533       592,937        166,696
                          ----------     ----------  -----------    -----------
   Income before income
    taxes and equity in
    income (loss) of
    foreign joint
    venture               10,968,589     8,573,252    29,123,386     24,224,344
Income taxes               3,907,549     2,856,492    10,601,124      8,934,104
                          ----------    ----------   -----------    -----------
   Income before equity
    in income (loss) of
    foreign joint
    venture                7,061,040     5,716,760    18,522,262     15,290,240
Equity in income (loss)
 of foreign joint venture    328,870            --      (335,254)            --
                          ----------    ----------   -----------    -----------
    Net income          $  7,389,910     5,716,760    18,187,008     15,290,240
                          ==========    ==========   ===========    ===========
    Net income
     per share          $       .114          .089          .281           .237
                          ==========    ==========   ===========    ===========
    Weighted average
     outstanding shares   64,631,294    64,631,294    64,631,294     64,628,979
                          ==========    ==========   ===========    ===========
    Cash dividends
     declared per
     common share       $      .0225         .0225         .0675          .0575
                          ==========    ==========   ===========    ===========

See accompanying notes to consolidated financial statements.

                             TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                         Nine months ended
                                                            September 30,
                                                        1995            1994
Cash flows from operating activities:
  Net income                                       $ 18,187,008      15,290,240
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in loss of foreign joint venture           335,254              --
      Depreciation and amortization                  15,503,471      11,695,850
      Provision for doubtful accounts                   436,095        (449,481)
      Deferred income taxes                             572,398       2,871,522
      Gain on disposal of equipment, net               (145,610)        (45,068)
     (Increase) decrease in:
      Accounts receivable                            (9,838,553)      1,151,537
      Prepaid expenses and other assets              (7,803,594)     (7,577,105)
      Increase (decrease) in:
      Accounts payable                                2,454,603       1,765,881
      Accrued retirement benefits and
       other liabilities                              7,213,095       1,158,762
                                                     ----------      ----------
        Net cash provided by operating activities    26,914,167      25,862,138
                                                     ----------      ----------
Cash flows from investing activities:
  Purchase of property and equipment                 (8,084,356)     (7,737,374)
  Purchase of computer software                      (3,991,897)     (3,053,449)
  Additions to developed software                    (1,920,323)     (9,544,815)
  Proceeds from disposal of equipment                   720,903          87,505
  Cash and cash equivalents acquired in business
    acquisitions                                             --         463,347
  Investment in foreign joint venture                (3,455,865)             --
                                                     ----------      ----------
        Net cash used in investing activities       (16,731,538)    (19,784,786)
                                                     ----------      ----------
Cash flows from financing activities:
  Proceeds from long-term debt                        1,965,775              --
  Principal payments on long-term debt                  (35,000)       (869,573)
  Payments under capital lease obligations             (129,284)       (143,199)
  Dividends paid on common stock                     (4,362,613)     (3,389,195)
                                                     ----------      ----------
        Net cash used in financing activities        (2,561,122)     (4,401,967)
                                                     ----------      ----------
        Net increase in cash and cash equivalents     7,621,507       1,675,385
Cash and cash equivalents at beginning of period     14,684,674       8,791,406
                                                     ----------      ----------
Cash and cash equivalents at end of period         $ 22,306,181      10,466,791
                                                     ==========      ==========
Cash paid for interest                             $     80,250          90,866
                                                     ==========      ==========
Cash paid for income taxes                         $ 10,842,190       6,100,044
                                                     ==========      ==========

     See accompanying notes to consolidated financial statements.

                            TOTAL SYSTEM SERVICES, INC.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.sm (TSYS [registered trademark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company [service mark] (CDEC [service mark]), Mailtek, Inc. [service mark] (Mailtek), Lincoln Marketing, Inc. [service mark] (LMI) and Columbus Productions, Inc. [service mark] (CPI).
    The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1994 annual report previously filed on Form 10-K. Certain reclassifications have been made to the 1994 Consolidated Financial Statements contained herein to conform with the presentation adopted in 1995.

                        TOTAL SYSTEM SERVICES, INC.
         Item 2  - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

    The following tables set forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30:

                                                                  Percentage
                                     Percentage of                Change in
                                     Total Revenues             Dollar Amounts
                                     --------------             --------------
                                     1995      1994              1995 vs. 1994
                                     ----      ----              -------------
Revenues:
  Bankcard data processing services  88.0%     89.9%                  35.1%
  Other services                     12.0      10.0                   62.8
                                    -----     -----
     Total revenues                 100.0     100.0                   37.9
                                    -----     -----
Expenses:
  Salaries and other personnel
   expense                           35.3      40.2                   21.3
  Net occupancy and equipment
   expense                           25.5      26.7                   31.7
  Other operating expenses           22.9      15.3                  106.0
                                    -----     -----
     Total operating expenses        83.7      82.2                   40.4
                                    -----     -----
     Operating income                16.3      17.8                   26.2
Other nonoperating income             0.3       0.1                  293.0
                                    -----     -----
     Income before income
       taxes and equity in
       income (loss) of foreign
       joint venture                 16.6      17.9                   27.9
Income taxes                          5.9       6.0                   36.8
                                    -----     -----
     Income before equity in
       income (loss) of foreign
       joint venture                 10.7      11.9                   23.5
Equity in income (loss) of foreign
 joint venture                        0.5         -                     nm
                                    -----     -----
      Net income                     11.2%     11.9%                  29.3%
                                    =====     =====

nm = not meaningful

    The following tables set forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30:

                                                                  Percentage
                                      Percentage of               Change in
                                     Total Revenues             Dollar Amounts
                                     --------------             --------------
                                     1995      1994             1995 vs. 1994
                                     ----      ----             --------------
Revenues:
  Bankcard data processing services  87.3%     88.6%                 31.7%
  Other services                     12.7      11.4                  48.3
                                    -----     -----
     Total revenues                 100.0     100.0                  33.5
                                    -----     -----
Expenses:
  Salaries and other personnel
   expense                           38.3      39.1                  30.7
  Net occupancy and equipment
   expense                           26.8      27.8                  28.9
  Other operating expenses           18.9      15.1                  67.2
                                    -----     -----
     Total operating expenses        84.0      82.0                  36.8
                                    -----     -----
     Operating income                16.0      18.0                  18.6
Other nonoperating income             0.3       0.1                 255.7
                                    -----     -----
     Income before income
       taxes and equity in
       income (loss) of foreign
       joint venture                 16.3      18.1                  20.2
Income taxes                          5.9       6.7                  18.7
                                    -----     -----
     Income before equity in
       income (loss) of foreign
       joint venture                 10.4      11.4                  21.1
Equity in income (loss) of foreign
  joint venture                      (0.2)        -                    nm
                                    -----     -----
     Net income                      10.2%     11.4%                 18.9%
                                    =====     =====
nm = not meaningful

    Total revenues increased $18.2 million or 37.9% and $44.9 million or 33.5% during the three months and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994.

    Revenues from bankcard data processing services increased during the third quarter and first nine months of 1995 due to an increase in the average number of cardholder accounts on file and related increases in the volume of author-izations and transactions for cardholder accounts processed. Average
cardholder  accounts  on  file  for  the  three  months    and   nine
months ended September 30,  1995,  were 57,210,135 and 50,441,517, respectively; average cardholder accounts on file for the same periods in 1994 were 41,055,138 and 38,004,300. Cardholder accounts on file at September 30, 1995, were 57,989,288, a 38.9% increase over the 41,742,815 accounts on file at September 30, 1994.

    The card portfolios of our existing customers continue to grow. In addition, in June of 1995, over four million cardholder accounts of Mexican banks processing with Total System Services de Mexico, S.A. de C.V. ("TSM"), a joint venture between TSYS and a number of Mexican banks, were converted to THE TOTAL SYSTEM [service mark]. At the same time, approximately 168,000 merchant accounts of the Mexican banks were converted to THE TOTAL SYSTEM, increasing our merchant base to approximately 552,000 accounts. Also in June 1995, approximately 700,000 cardholder accounts and over 40,000 merchant accounts of an existing customer but serviced by another processor were added to THE TOTAL SYSTEM, so that TSYS is now processing all of this client's accounts. During the third quarter of 1995, approximately 2.5 million cardholder accounts were added, almost all of which were attributable to existing customers. No significant conversions or deconversions occurred during the third quarter.

    AT&T Universal Card Services Corp. ("AT&T") continues to be a major customer of TSYS, accounting for 22.0% and 22.1% of total revenues for the three months and nine months ended September 30, 1995, respectively, compared to 25.3% and 24.4% for the same periods in 1994. In June 1995, an amendment to the processing agreement between TSYS and AT&T relative to the conversion of AT&T's accounts to a customized version of the new cardholder processing software system, TS2, was signed. The amended agreement voids the previously agreed upon imposition of a 5% discount on AT&T's processing fees which was effective from June 1, 1995, until the conversion of AT&T's accounts to TS2. Under the amended agreement, a new, mutually agreeable conversion schedule will be established. TSYS and AT&T are currently discussing the timing of AT&T's conversion to TS2. The amended agreement further states there will be no penalties payable, or additional processing fee discounts granted, by TSYS to AT&T for any failure to complete the conversion in accordance with the new schedule, nor will there be any premiums payable by AT&T to TSYS for completion of the conversion prior to the completion date established under the new agreement.

    NationsBank accounted for 12.4% and 12.6% of total revenues for the three months and nine months ended September 30, 1995, respectively, compared to 11.9% and 12.1% for the same periods in 1994. TSYS' processing agreement with NationsBank expired in September 1995. On October 25, 1995, TSYS announced the execution of a new agreement with NationsBank to continue processing its credit card portfolio.

    In March of 1994, TSYS announced the signing of a long-term credit card processing agreement with Bank of America. Due to delays in software systems development, on January 5, 1995, TSYS announced that it had reached an
agreement   in   principle   with    Bank    of    America
regarding amendments to their credit card processing agreement under which, among other things, the conversions of Bank of America's credit card accounts will be deferred beyond their contractually specified completion dates. On
March  15, 1995,   TSYS   and   Bank of America executed a definitive amendment
to the credit card processing agreement reflecting the terms of the agreement in principle. The completion of the conversions of Bank of America's credit card accounts is now scheduled to be accomplished during 1996 and, when accomplished, is expected to have a positive impact on TSYS' results of operations. The processing agreement with Bank of America, including the definitive amendment and related payments by TSYS, are not expected to have a significant impact on TSYS' 1995 results of operations. TSYS' processing agreement with Bank of America will extend for 10 years, subject to its terms and conditions, from the date of the complete conversion of Bank of America's accounts to TS2.

    Revenues from other services increased 62.8% and 48.3% for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Combined revenues of these subsidiaries accounted for 10.6% and 11.1% of total consolidated revenues for the three and nine months ended September 30, 1995, respectively.

    Total operating expenses increased 40.4% and 36.8% for the three months and nine months ended September 30, 1995, over the same periods in 1994. Investments in people and equipment to accommodate increased processing volumes and preparation for the conversions of customers, including Bank of America and AT&T, to TS2 are primarily responsible for these increases.

    Employment expenses increased 21.3% and 30.7% for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. The average number of employees was 2,050 and 2,068 for the three months and nine months ended September 30, 1995, compared to 1,951 and 1,836 for the same periods in 1994. In addition to the growth in the number of employees, the increase in salaries and other employment expenses is attributable to normal salary increases and related benefits. Employment expenses capitalized were $739,294 and $1,920,323 for the three months and nine months ended September 30, 1995, respectively, compared to $2,044,255 and $8,921,271, respectively, for the same periods in 1994. The core of the new cardholder processing software system was completed in September 1994, and since that time, amounts
capitalized relate to enhancements to TS2.   At October 31, 1995, TSYS had
2,072 full-time and 109 part-time employees.

    Net occupancy and equipment expense was up 31.7% and 28.9% for the third quarter and first nine months of 1995, over the same periods in 1994. A significant portion of this increase can be attributed to amortization of TS2, which was $826,222 and $2,478,666 for the three months and nine months ended September 30, 1995, compared to none in the same periods of 1994 as amortization of TS2 commenced in October 1994. Equipment and software rentals, which represents the largest component of net occupancy and equipment expense, increased 40.7% and 34.8% for the three and nine months ended
September   30,   1995,  compared   to   the
same periods in 1994, primarily due to upgrades of certain mainframe computers and acquisition of additional direct access storage devices.

    Other operating expenses increased 106.0% and 67.2% for the three and nine months ended September 30, 1995, over the same periods in 1994. Beginning in July 1995, TSYS paid management fees to Synovus Administrative Services Corp. (see discussion below) which are included in this category and amounted to $1.5 million in the third quarter of 1995. Increases in other operating expenses are also associated with increased supplies necessary to support the growth in volumes of business. The increase in the cost of supplies is due to an increase in the cost of paper as well as increased volumes. Also contributing to the growth in other operating expenses are costs related to the conversion of clients to TS2.

     Interest, net, includes interest expense of $66,452 and $34,112 and interest income of $221,509 and $94,159 for the third quarters of 1995 and 1994, respectively. For the first nine months of 1995 and 1994, respectively, interest expense was $108,262 and $125,521 and interest income was $555,589 and $247,149. Interest expense has decreased due to normal repayments of
long-term debt.   Interest income has increased as more cash has been available for investment and short-term interest rates have increased.

    TSYS' effective income tax rate for the third quarter of 1995 was 34.6%, compared to 33.3% for the same period in 1994. For the nine months ended September 30, 1995, the effective tax rate was 36.8%, compared to 36.9% for the nine months ended September 30, 1994. Prior to the third quarter of 1995, TSYS' effective tax rate was declining attributable to the realization of certain income tax planning strategies, including the recognition of research and experimentation credits for ongoing development activities and a reduction in effective state income tax rates; however, with the completion of the core of our new cardholder processing system, TS2, research and development credits have decreased, effecting an increase in TSYS' effective tax rate. Deferred income taxes at September 30, 1995, primarily relate to the differences in the tax and book treatments of costs associated with the development of TS2 and other software.

Liquidity and Capital Resources

    During the third quarter of 1995, TSYS purchased property and equipment of $1.3 million for total purchases of $8.1 million in the first nine months of 1995; purchases consisted primarily of computer equipment and the addition of a new, state-of-the-art printing press. Computer software was increased during the third quarter by $2.3 million, bringing the total additions for 1995 to $5.9 million. These additions to software include costs related to enhancements to the new cardholder processing system, TS2, of $739,300 and purchases of computer software of $1.6 million. These expenditures are necessary in order for TSYS to continue operating with the latest technology, enabling the Company to continue providing quality service in an increasingly competitive environment, as well as providing capacity for increasing volumes of business.

    As discussed above, TSM began operations in June 1995 following the successful completion of the largest conversion of credit card processing services in the history of Mexico's credit card industry - more than 4 million cardholder accounts and approximately 168,000 merchant accounts.
TSM occupies a new state-of-the-art, 52,000 square-foot facility located in Toluca, Mexico, approximately 35 miles west of Mexico City. Card and statement production services are being performed by TSM at the Mexican facility, while TSM has subcontracted data processing services to TSYS. Revenues from this processing were $3.6 million and $4.2 million for the three months and nine months ended September 30, 1995, respectively.
The data processing services are being performed at TSYS' operations facility in north Columbus.

    TSYS has invested $6.2 million in TSM, $3.5 million of which was in the first six months of 1995, maintaining its 49% equity interest in the joint venture. At September 30, 1995, the cumulative currency translation adjustment related to the Company's equity investment amounted to $629,211, net of deferred income taxes. Although the Mexican economy has continued to improve during the third quarter of 1995, and the value of the Mexican peso remained relatively stable during the third quarter, TSYS' revenues from processing services provided to TSM and TSYS' share of earnings from the joint venture are not expected to be significant to TSYS' results of operations for 1995.

    During the second quarter of 1995, CPI obtained temporary financing in the amount of $1,965,775 from Columbus Bank and Trust Company ("CB&T") for the purchase of a new printing press which collateralizes the note. Interest at CB&T's prime rate is paid monthly. No principal payment is due for a period of one year at which time CPI plans to arrange permanent financing.

    Effective July 1, 1995, a new, wholly owned subsidiary of Synovus Financial Corp., Synovus Administrative Services Corp. ("SASC"), was formed which is providing certain administrative services to TSYS and other related companies. Services provided by SASC include human resources, maintenance, security, communications, corporate education, travel and administration.
In connection with the formation of this new company, approximately 110 TSYS employees were transferred to SASC, and TSYS sold to the new company property and equipment at book value of approximately $438,000. TSYS is paying a management fee to SASC which is expected to be offset by the reduction in expenses. During the third quarter of 1995, TSYS hired approximately 100 new employees, primarily programmers; therefore, employment expenses did not decrease in the third quarter as might be expected.

    On August 7, 1995, TSYS announced the purchase of a 23-acre site in Columbus, Georgia, which includes a new, 110,000 square foot building, for $6.2 million. The new location will accommodate current work needs and facilitate future growth. Modifications are currently underway to adapt the building to TSYS' requirements, and it is expected to be ready for occupancy in late December 1995.

    On August 16, 1995, TSYS and Visa U.S.A. ("Visa") announced an agreement in principle to merge their merchant processing operations. The planned venture will form a new, stand-alone processing company to offer fully integrated merchant transaction and related electronic information services to financial institutions and their merchant customers. The new organization, to be known as Vital Processing Services, will be structured with its own management team and a separate Board of Directors. A location for Vital's headquarters has not been determined. The two companies, TSYS and Visa, will be equal shareholders in the joint venture. The parties are currently negotiating a definitive agreement which is expected to be executed by early 1996. The impact of this venture on TSYS' future results of operations has not been determined at this time.

    TSYS may seek external sources of capital in the future. The Company has a credit facility available for short-term borrowing needs with CB&T that provides availability of $5.0 million at CB&T's prime rate of interest. Historically, the Company has not required any short-term borrowings and has not borrowed any significant funds on a short-term basis in 1995 and 1994.
The Company may seek long-term debt or other external sources of capital to finance investment in software development, computer equipment, acquisitions or other strategic alliances in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short or long-term borrowings from financial institutions, or the issuance of additional debt or equity securities. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future. At September 30, 1995, TSYS had working capital of $40.8 million compared to $33.4 million at December 31, 1994.

                           TOTAL SYSTEM SERVICES,  INC.
                           Part  II - Other Information
                    Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

     (11) - Statement re Computation of Per Share Earnings

     (27) - Financial Data Schedule

b)  Forms 8-K filed since the 10-Q for the three months ended June 30, 1995

      1. The report dated August 16, 1995, included the following important event:

      	   (a.) On August 16, 1995, Total System Services, Inc. ("Registrant") announced an agreement in principle with Visa U.S.A. to merge their merchant processing operations. Consummation of the transaction is subject to mutually satisfactory due diligence, the execution of a definitive agreement and the approval of the transaction, or the expression of no objection to the transaction, by the appropriate federal and state regulatory authorities.

      2. The report dated October 25, 1995, included the following important event:

          (a.) On October 25, 1995, Total System Services, Inc. ("Registrant") announced the renewal of a long-term contract with NationsBank to continue processing its credit card portfolio through September 30, 2000.

                            TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TOTAL SYSTEM SERVICES, INC.

Date:  November 10, 1995                     By: /s/ Richard W. Ussery
                                               -----------------------
                                                 Richard W. Ussery
                                                 Chairman of the Board
                                                   and Chief Executive
                                                   Officer

Date:  November 10, 1995                     By: /s/ James B. Lipham
                                               -----------------------
                                                 James B. Lipham
                                                 Executive Vice President
                                                   and Chief Financial Officer