Form 10-K
period 1995-12-31
TOTAL SYSTEM SERVICES INC
filed 1996-03-19
CIK 721683

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________to___________

Commission file number                      1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                            58-1493818
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1200 Sixth Avenue,
Columbus, Georgia                                            31901
(Address of principal executive offices)                     (Zip Code)
(Registrant's telephone number, including area code)         (706) 649-2204

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common Stock, $.10 Par Value                   New York Stock Exchange

           Securities registered pursuant to Section l2(g) of the Act:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months, and (2) has been subject to such filing requirements for the past 90 days.

                  YES    X                             NO
                      --------                           -------------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 22, 1996, 64,644,361 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding, and the aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by non-affiliates was approximately $282,551,650 (based upon the closing per share price of such stock on said date.)

         Portions of the 1995 Annual Report to Shareholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 15, 1996 are incorporated in Part III of this report.

                Registrant's Documents Incorporated by Reference

                                               Part Number and Item
Document Incorporated                          Number of Form 10-K
by Reference                                   Into Which Incorporated
-----------------------------------            --------------------------------
Pages  18  through  25,  30  through           Part I,  Item 1,  Business
34,  and 37 of
Registrant's 1995
Annual Report to Shareholders

Pages 30 through 34, and 37 of                 Part I, Item 2, Properties
Registrant's 1995 Annual
Report to Shareholders

Page 37 of Registrant's                        Part I, Item 3, Legal
1995 Annual Report to                          Proceedings
Shareholders

Page 39 of Registrant's 1995                   Part II, Item 5, Market
Annual Report to Shareholders                  for Registrant's Common
                                               Equity and Related Stock-
                                               holder Matters

Page 17 of Registrant's 1995                   Part II, Item 6, Selected
Annual Report to Shareholders                  Financial Data

Pages 18 through 25 of Registrant's            Part II, Item 7, Management's
1995 Annual Report to Shareholders             Discussion and Analysis of
                                               Financial Condition and
                                               Results of Operations

Pages 26 through 39                            Part II, Item 8, Financial
of Registrant's 1995 Annual                    Statements and Supplementary
Report to Shareholders                         Data

Pages 2  through  4, 6 and 7, and 19 and       Part III,  Item 10,
20 of  Registrant's Proxy  Statement in        Directors and Executive
connection  with the Annual Meeting            Officers of the Registrant
of Shareholders to be held on
April 15, 1996

Pages 9 through 12, and 15                     Part III, Item 11,
of Registrant's Proxy Statement                Executive Compensation
in connection with the Annual Meeting
of Shareholders to be held on
April 15, 1996


Page  5,  and 16 and 17 of                     Part  III,  Item  12,  Security
Registrant's Proxy Statement in connection     Ownership  of  Certain
with the  Annual  Meeting  of Shareholders     Beneficial Owners and
to be held on April 15, 1996                   Management

Pages 15 and 16, and 18 and 19                 Part III, Item 13,
of Registrant's Proxy Statement in             Certain Relationships
connection with the Annual Meeting             and Related Transactions
of Shareholders to be held on April 15, 1996
and pages 32 through 34 of Registrant's 1995
Annual Report to Shareholders

Pages 26 through 38 of Registrant's            Part IV, Item 14, Exhibits,
1995 Annual Report to Shareholders             Financial Statement
                                               Schedules and Reports
                                               on Form 8-K


                                Table of Contents

Item No.                   Caption                               Page No.

Part I
          1.      Business

          2.      Properties

          3.      Legal Proceedings

          4.      Submission of Matters to a Vote of
                    Security Holders

Part II
          5.      Market for Registrant's Common Equity
                    and Related Stockholder Matters

          6.      Selected Financial Data

          7.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations

          8.      Financial Statements and Supplementary
                    Data

          9. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure
Part III
         10.      Directors and Executive Officers of
                    the Registrant

         11.      Executive Compensation

         12.      Security Ownership of Certain
                    Beneficial Owners and Management

         13.      Certain Relationships and Related
                    Transactions

Part IV
         14.      Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K

Item 1.  Business.

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Columbus Bank and Trust Company(R), Total System Services, Inc.(sm) ("TSYS(R)") is now one of the world's largest credit, debit and private-label card processing companies. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(sm), servicing issuing and acquiring institutions throughout the United States, Puerto Rico, Canada and Mexico, representing more than 63 million cardholder and over 600,000 merchant accounts. TSYS provides card production, domestic and international clearing, statement preparation, customer service support, merchant accounting, merchant services and management support. Synovus Financial Corp.(R), a $7.9 billion asset, multi-financial services company, owns 80.8 percent of TSYS.

         TSYS has four wholly-owned subsidiaries: (1) Columbus Depot Equipment Company(sm) ("CDEC(sm)"), which sells and leases computer related equipment associated with TSYS' bankcard data processing services and bank data processing services provided by an affiliate; (2) Mailtek, Inc.(sm) ("Mailtek"), which provides full-service direct mail production services and offers data processing, list management, laser printing, computer output microfiche, card embossing, encoding and mailing services; (3) Lincoln Marketing, Inc.(sm)
("LMI"), which provides correspondence, fulfillment, telemarketing, data processing and mailing services; and (4) Columbus Productions, Inc.(sm) ("CPI"), which provides full-service commercial printing and related services. TSYS also holds a 49% equity interest in a Mexican company named Total System Services de Mexico, S.A. de C.V.("TSM"), which provides credit card related processing services to Mexican banks.

         Service Marks. TSYS owns a family of service marks containing the name Total System, and the federally registered service marks TSYS and TS2, to which TSYS believes strong customer identification attaches. TSYS also owns service marks associated with its subsidiaries. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

         Major Customers. A significant amount of TSYS' revenues are derived from certain major customers who are processed under long-term contracts. For the year ended December 31, 1995, AT&T Universal Card Services Corp. and NationsBank accounted for 21.4% and 12.4%, respectively, of TSYS' total revenues. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' results of operations.

------------------------------------
Synovus Financial Corp., Synovus, Columbus Bank and Trust Company and CB&T are federally registered service marks of Synovus Financial Corp. Total System Services, Inc., "THE TOTAL SYSTEM," Columbus Depot Equipment Company, CDEC, Lincoln Marketing, Inc., Mailtek, Inc. and Columbus Productions, Inc. are service marks of Total System Services, Inc. TSYS and TS2 are federally registered service marks of Total System Services, Inc.

         Competition. TSYS encounters vigorous competition in providing bankcard data processing services from several different sources. The national market in third party bankcard data processors is presently being provided by approximately five vendors. TSYS believes that it is the second largest third party bankcard processor in the United States. In addition, TSYS competes against software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from bankcard associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States.

         TSYS' major competitor in the bankcard data processing industry is First Data Resources, Inc., a wholly-owned subsidiary of First Data Corporation, which is headquartered in Omaha, Nebraska, and provides bankcard data processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price and the type and quality of services provided. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

         Regulation and Examination. TSYS is subject to being examined, and is indirectly regulated, by the Office of the Comptroller of the Currency, the Federal Reserve Board ("Board"), the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the National Credit Union Administration, and the various state financial regulatory agencies which supervise and regulate the banks, savings institutions and credit unions for which TSYS provides bankcard data processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS' internal controls in connection with its present performance of bankcard data processing services, and the agreements pursuant to which TSYS provides such services.

         On January 4, 1990, the Federal Reserve Bank of Atlanta approved Synovus' indirect retention of its ownership of TSYS through Columbus Bank and Trust Company ("CB&T") and TSYS is now subject to direct regulation by the Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Department of Banking and Finance of the State of Georgia as a subsidiary of CB&T and is authorized to engage in only those activities which CB&T itself is authorized to engage in directly, which includes the bankcard and other data processing services presently being provided by TSYS. As TSYS and its subsidiaries operate as subsidiaries of CB&T, they are subject to regulation by the Federal Deposit Insurance Corporation.

         Employees. On December 31, 1995, TSYS had 2,269 full-time employees.

         See the "Financial  Review" Section  on pages 18 through 25 and Note 1,
Note 4 and Note 9 of Notes to Consolidated Financial Statements on pages 30 through 32, 33 and 34, and 37 of TSYS' 1995 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 2.  Properties.

         TSYS owns its 73,000 square foot South Center located at 1000 Fifth Avenue, Columbus, Georgia 31901, and owns its 60,000 square foot Annex Building located at 420 10th Street, Columbus, Georgia 31901. TSYS also owns a warehouse facility, various other tracts of real estate located near or adjacent to its South Center and Annex Building which are used for parking and/or future expansion needs, and leases additional office space in Columbus, Georgia, Atlanta, Georgia, and Jacksonville, Florida.

         The approximately 32,000 square foot Columbus Depot, located at 1200 Sixth Avenue, Columbus, Georgia 31901, which is owned by TSYS and is on the National Register of Historic Places, houses TSYS' executive offices and several corporate divisions.

         TSYS also owns a 210,000 square foot production center which is located on a 40.4 acre tract of land in north Columbus, Georgia. Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production and purchasing, as well as other related operations.

         TSM owns a 52,000 square foot structure in Toluca, Mexico which has offices, a communication node and facilities for statement production, report printing and card embossing.

         During 1995, TSYS purchased a 110,000 square foot building on a 23-acre site in Columbus, Georgia, to accommodate current and future office space needs.

         On March 7, 1996, TSYS announced its plans to purchase approximately 50 acres in downtown Columbus, Georgia, on which it will begin building a campus-like complex for its corporate headquarters in early 1997.

         All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used.

         In addition to its real property, TSYS owns and/or leases a substantial amount of computer equipment.

         See Note 1, Note 2, Note 3, Note 5 and Note 9 of Notes to Consolidated Financial Statements on pages 30 through 32, pages 33 and 34, and page 37 of TSYS' 1995 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 3.   Legal Proceedings.

         See Note 9 of Notes to Consolidated Financial Statements on page 37 of TSYS' Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section which is set forth on page 39 of TSYS' 1995 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 6.  Selected Financial Data.

         The "Selected Financial Data" Section which is set forth on page 17 of TSYS' 1995 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The "Financial Review" Section which is set forth on pages 18 through 25 of TSYS' 1995 Annual Report to Shareholders, which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," is specifically incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page 39, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Report of Independent Auditors" Sections, which are set forth on pages 26 through 38 of TSYS' 1995 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 10.  Directors and Executive Officers of the Registrant.

         The "ELECTION OF DIRECTORS - Information Concerning Number and Classification of Directors and Nominees" Section which is set forth on pages 2 and 3, the "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class I Directors - General Information" Section which is set forth on pages 3 and 4, the "ELECTION OF DIRECTORS - Executive Officers" Section which is set forth on pages 6 and 7, and the "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT" Section which is set forth on pages 19 and 20 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 15, 1996 are specifically incorporated herein by reference.

Item 11.  Executive Compensation.

         The "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; Compensation of Directors; Change in Control Arrangements; and Compensation Committee Interlocks and Insider Participation" Sections which are set forth on pages 9 through 12, and page 15 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 15, 1996 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class I Directors - TSYS Common Stock Ownership of Directors and Management" Section which is set forth on page 5, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T" Section which is set forth on page 16, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES
- Synovus Common Stock Ownership of Directors and Management" Section which is set forth on pages 16 and 17 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 15, 1996 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The "EXECUTIVE  COMPENSATION -  Compensation  Committee  Interlocks and
Insider Participation" Section which is set forth on page 15, "EXECUTIVE COMPENSATION - Transactions with Management" Section which is set forth on pages 15 and 16, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T" Section which is set forth on page 16, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on page 16, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Bankcard Data Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on pages 18 and 19 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 15, 1996 are specifically incorporated herein by reference.

         See also Note 2 and Note 5 of Notes to Consolidated Financial Statements on pages 32, and 33 and 34 of TSYS' 1995 Annual Report to Shareholders which are specifically incorporated herein by reference.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      1.       Financial Statements

                           The following Consolidated Financial  Statements of
TSYS are specifically incorporated by reference from pages 26 through 38 of TSYS' 1995 Annual Report to Shareholders to Item 8, Part II, Financial Statements and Supplementary Data.

                  Consolidated Balance Sheets - December 31, 1995 and 1994.

                  Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993.

                  Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

                  2.       Index to Financial Statement Schedules

                           The  following  report  of  independent  auditors and
consolidated financial statement schedule of Total System Services, Inc. are included:

                  Report of Independent Auditors.

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1995, 1994 and 1993.

                           All  other  schedules   are omitted  because they are
inapplicable   or  the  required   information  is  included  in  the  Notes  to
Consolidated Financial Statements.

                  3.       Exhibits

                           Exhibit
                           Number           Description

                          3.1 Articles of Incorporation of Total System Services, Inc. ("TSYS"), as amended, incorporated by reference to Exhibit 3.1 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as filed with the Commission on March 19, 1991.

                          3.2       Bylaws of TSYS.

                         10.        EXECUTIVE COMPENSATION PLANS AND
                                    ARRANGEMENTS

                         10.1 Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.2 Group "Y" Key Executive Restricted Stock Bonus Plan of TSYS, incorporated by reference to Exhibit 10.2 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.3 1985 Key Employee Restricted Stock Bonus Plan of TSYS, incorporated by reference to
                                    Exhibit 10.3 of TSYS' Annual  Report on Form
                                    10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.4 1990 Key Employee Restricted Stock Bonus Plan of TSYS, incorporated by reference to
                                    Exhibit 10.4 of TSYS' Annual  Report on Form
                                    10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.5 Total System Services, Inc. 1992 Long-Term Incentive Plan, incorporated by reference to
                                    Exhibit 10.5 of  TSYS' Annual Report on Form
                                    10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.6 Excess Benefit Agreement of TSYS, incorporated by reference to Exhibit 10.6 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.7 Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.8 Incentive Bonus Plan of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to
                                    Exhibit 10.8 of TSYS' Annual  Report on Form
                                    10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.9 Agreement in connection with use of aircraft, incorporated by reference to Exhibit 10.9 of TSYS' Annual
                                    Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                         10.10 Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 22, 1994.

                         10.11 Synovus Financial Corp. 1994 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.11 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on March 9, 1995.

                         10.12      Synovus Financial Corp. Executive Bonus Plan
                                    in   which   executive   officers   of  TSYS
                                    participate.

                         10.13 Change of Control Agreements for executive officers of TSYS.

                         11.1       Statement   re   Computation of   Per  Share
                                    Earnings.

                         13.1 Certain specified pages of TSYS' 1995 Annual Report to Shareholders, which are specifically incorporated herein by reference.

                         20.1 Proxy Statement for the Annual Meeting of Shareholders of TSYS to be held on April 15, 1996, certain pages of which are specifically incorporated herein by reference.

                         21.1       Subsidiaries of Total System Services, Inc.

                         23.1       Independent Auditors' Consent.

                         24.1       Powers   of   Attorney   contained   on  the
                                    signature pages of the 1995 Annual Report on Form 10-K.

                         27.1       Financial Data Schedule (for SEC use only).

                         99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 1995 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

                         99.2 Annual Report on Form 11-K for the Total System Services,

                                    Inc. Director Stock Purchase Plan for the year ended December 31, 1995 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

         (b)      Reports on Form 8-K

                  On October 20, 1995, TSYS filed a Form 8-K with the Commission in connection with the renewal of a long-term credit card processing contract with NationsBank.


filings\TSYS\TSYS96.10K

                         Report of Independent Auditors



The Board of Directors
Total System Services, Inc.


Under date of January 26, 1996, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the Total System Services, Inc. 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG PEAT MARWICK LLP




Atlanta, Georgia
January 26, 1996


                          Total System Services, Inc.
                                  Schedule II
                       Valuation and Qualifying Accounts

  __________________________________________________________________________________________________________________________
  __________________________________________________________________________________________________________________________
                                                                     Additions
                                                              ________________________
                                                                            Charged to
                                             Balance at       Charged to       other                            Balance at
                                             beginning         costs and    accounts--    Deductions--            end of
       Description                           of period         expenses      describe       describe              period
  __________________________________________________________________________________________________________________________

  Year ended December 31, 1993:

       Allowance for doubtful accounts      $   707,428           137,848        -           (30,203)<F1>     $  815,073
                                              =========         =========    ========       =========          =========


  Year ended December 31, 1994:                                                              (16,347)<F1>

       Allowance for doubtful accounts      $   815,073               -          -          (542,958)<F2>        255,768
                                              =========         =========    ========       =========          =========


  Year ended December 31, 1995:

       Allowance for doubtful accounts      $   255,768           509,500        -           (50,894)<F1>     $  714,374
                                              =========         =========    =========      =========          =========

------------

<F1> Accounts deemed to be uncollectible and written off during the year.

<F2> Reversal of provision for bad debt expense to adjust allowance for doubtful accounts to appropriate amounts.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TOTAL SYSTEM SERVICES, INC.
                                             (Registrant)


March 19, 1996                               By:/s/ Richard W. Ussery
                                                ---------------------
                                                Richard W. Ussery,
                                                Chairman and
                                                Principal Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Blanchard, Richard W. Ussery and Philip W. Tomlinson each of them, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.



/s/James H. Blanchard                           Date:    March 19, 1996
-----------------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                            Date:    March 19, 1996
-----------------------------------------------
Richard W. Ussery,
Chairman of the Board
and Principal Executive Officer


/s/Philip W. Tomlinson                            Date:  March 19, 1996
-----------------------------------------------
Philip W. Tomlinson,
President
and Director


/s/James B. Lipham                                Date:  March 19, 1996
-----------------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/William A. Pruett                              Date:   March 19, 1996
-----------------------------------------------
William A. Pruett,
Exective Vice President


/s/M. Troy Woods                                  Date:   March 19, 1996
-----------------------------------------------
M. Troy Woods,
Executive Vice President


/s/G. Sanders Griffith, III                       Date:   March 19, 1996
-----------------------------------------------
G. Sanders Griffith, III,
General Counsel and Secretary


/s/Griffin B. Bell                                Date:   March 19, 1996
-----------------------------------------------
Griffin B. Bell,
Director


/s/ Richard Y. Bradley                            Date:   March 19, 1996
-----------------------------------------------
Richard Y. Bradley,
Director


/s/Salvador Diaz-Verson, Jr.                      Date:   March 19, 1996
-----------------------------------------------
Salvador Diaz-Verson, Jr.,
Director


/s/Kenneth E. Evans                               Date:   March 19, 1996
-----------------------------------------------
Kenneth E. Evans,
Director


/s/Gardiner W. Garrard, Jr.                       Date:   March 19, 1996
-----------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/ John P. Illges                                Date:   March 19, 1996
-----------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                               Date:   March 19, 1996
-----------------------------------------------
Mason H. Lampton,
Director


/s/W. Walter Miller, Jr.                          Date:   March 19, 1996
-----------------------------------------------
W. Walter Miller, Jr.,
Director


/s/H. Lynn Page                                   Date:   March 19, 1996
-----------------------------------------------
H. Lynn Page,
Director


/s/William B. Turner                              Date:   March 19, 1996
-----------------------------------------------
William B. Turner,
Director


/s/George C. Woodruff, Jr.                        Date:   March 19, 1996
-----------------------------------------------
George C. Woodruff, Jr.,
Director


/s/James D. Yancey                                Date:   March 19, 1996
-----------------------------------------------
James D. Yancey,
Director