Form 10-Q
period 1996-03-31
TOTAL SYSTEM SERVICES INC
filed 1996-05-14
CIK 721683

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

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
                                                Yes  [ X ]   No  [   ]


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                   OUTSTANDING AS OF    May 13, 1996
- ----------------------------            ---------------------------------
Common Stock, $.10 par value                         129,288,722

                         TOTAL SYSTEM SERVICES, INC.
                                   INDEX
                                                          									 Page
                                                          									Number

Part I.  Financial Information

	Item 1.  Financial Statements

  Consolidated Balance Sheets - March 31, 1996 and
       December 31, 1995..............................                3

		Consolidated Statements of Income - Quarters ended
       March 31, 1996 and 1995........................                4

		Consolidated Statements of Cash Flows - Quarters
       ended March 31, 1996 and 1995...................               5

  Notes to Consolidated Financial Statements...........               6

	Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............               7


Part II. Other Information

 Item 6.  (a)  Exhibits.................................             12

          (b)  Reports on Form 8-K......................             12


Signatures..............................................             13

                         TOTAL SYSTEM SERVICES, INC.
                       Part 1 - Financial Information
                       Item 1 - Financial Statements
                        Consolidated Balance Sheets
                                 (Unaudited)
                                                      March 31,   December 31,
                                                       1996           1995
Assets
  Current assets:
    Cash and cash equivalents (includes
     $18,380,745 and $16,742,926 on deposit with
     a related party at 1996 and 1995,
     respectively)                                $   19,612,947    18,849,623
     Accounts receivable, net of allowance for
       doubtful accounts of $708,662 and $714,374
       at 1996 and 1995, respectively                 48,725,370    49,614,779
      Prepaid expenses and other current assets        9,475,020     9,362,500
                                                     -----------   -----------
       Total current assets                           77,813,337    77,826,902
  Property and equipment, less accumulated
    depreciation of $56,279,824 and $54,944,079
    at 1996 and 1995, respectively                    58,120,979    54,572,903
  Computer software, less accumulated amortization
    of $18,348,003 and $16,317,318 at 1996 and 1995,
    respectively                                      38,709,178    39,215,561
  Other assets                                        29,397,034    27,384,435
                                                     -----------   -----------
       Total  assets                              $  204,040,528   198,999,801
                                                     ===========   ===========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                             $    7,306,789     5,811,334
     Current portion of long-term debt and
       obligations under capital leases                  246,300       243,786
     Accrued employee benefits                         4,031,228    10,412,551
     Other current liabilities (includes $1,621,069
       and $1,578,899 payable to related parties at
       1996 and 1995, respectively)                   26,214,319    21,113,104
                                                     -----------   -----------
       Total current liabilities                      37,798,636    37,580,775
   Long-term debt and obligations under capital
     leases, excluding current portion                   630,500       686,955
   Deferred income taxes                              16,742,915    16,260,050
                                                     -----------   -----------
       Total  liabilities                             55,172,051    54,527,780
   Shareholders' equity:
     Common stock - $.10  par  value.   Authorized
       300,000,000 shares;  issued 129,483,522 and
       129,461,544 at 1996 and 1995, respectively;
       129,288,722 and 129,266,744 outstanding at 1996
       and 1995, respectively                         12,948,352    12,946,154
     Additional paid-in capital                        4,901,624     4,445,755
     Treasury stock, at cost                            (475,789)     (475,789)
     Cumulative currency translation adjustments      (1,628,408)   (1,052,081)
     Retained earnings                               133,122,698   128,607,982
                                                     -----------   -----------
      Total shareholders' equity                     148,868,477   144,472,021
                                                     -----------   -----------
      Total liabilities and
        shareholders' equity                      $  204,040,528   198,999,801
                                                     ===========   ===========

                                      - 3 -

See accompanying notes to consolidated financial statements.

                            TOTAL SYSTEM SERVICES, INC.
                         Consolidated Statements of Income
                                   (Unaudited)
                                                           Quarters ended
                                                              March 31,
                                                          1996           1995
Revenues:
  Bankcard  data  processing  services  (includes
    $4,968,105 and $602,297 received from related
    parties in  1996 and 1995,  respectively)       $   62,749,742  46,466,751
  Other services                                         8,352,237   6,913,658
                                                       ----------- -----------
       Total revenues                                   71,101,979  53,380,409
                                                       ----------- -----------
Expenses:
  Salaries and other personnel expense                  29,093,087  22,375,038
  Net occupancy and equipment expense                   18,945,948  15,159,512
  Other operating expenses (includes $2,430,832 and
     $198,120 paid to related parties in 1996 and 1995,
     respectively)                                      15,193,649   8,082,632
                                                       ----------- -----------
       Total operating expenses                         63,232,684  45,617,182
                                                       ----------- -----------
       Operating income                                  7,869,295   7,763,227

Nonoperating income:
  Gain on disposal of equipment, net                       142,204      16,651
  Interest income, net  (includes  $268,181 and $159,210
    received from a related party in 1996 and 1995,
    respectively                                           281,724     149,579
                                                       ----------- -----------
       Total nonoperating income                           423,928     166,230
                                                       ----------- -----------
  Income before income taxes and equity in
     income (loss) of joint venture                      8,293,223   7,929,457

Income taxes                                             3,034,442   2,944,349
                                                       ----------- -----------
  Income before equity in income (loss) of
   joint venture                                         5,258,781   4,985,108

Equity in income (loss) of joint venture                   710,433    (201,589)
                                                       -----------  -----------
   Net income                                       $    5,969,214    4,783,519
                                                       ===========  ===========
   Net income per share                             $          .05          .04
                                                       ===========  ===========
Weighted average shares outstanding                    129,281,960  129,262,588
                                                       ===========  ===========
   Cash dividends per common share                  $         .011         .011
                                                       ===========  ===========


See accompanying notes to consolidated financial statements.

                            TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Quarters ended
                                                               March 31,
                                                          1996           1995
Cash flows from operating activities:
  Net income                                        $    5,969,214   4,783,519
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in (income) loss of joint venture            (710,433)    201,589
      Depreciation and amortization                      5,492,362   4,679,387
      Provision for doubtful accounts                       25,000      (2,264)
      Deferred income tax expense                          482,865    (914,226)
      Gain on disposal of equipment, net                  (142,204)    (16,651)
  (Increase) decrease in:
      Accounts receivable                                  864,409  (2,343,167)
      Prepaid expenses and other assets                 (1,765,350) (2,482,033)
      Increase (decrease) in:
      Accounts payable                                   1,495,455   1,839,084
      Accrued expenses and other current liabilities    (1,866,832) (2,105,963)
                                                        ----------  ----------
   Net cash provided by operating activities             9,844,486   3,639,275
                                                        ----------  ----------
Cash flows from investing activities:
      Purchase of property and equipment                (6,197,985) (2,444,747)
      Additions to computer software                    (1,612,242) (2,627,493)
      Proceeds from disposal of equipment                  237,257      21,525
      Investment in joint venture                               --    (950,077)
                                                        ----------  ----------
   Net cash used in investing activities                (7,572,970) (6,000,792)
                                                        ----------  ----------
Cash flows from financing activities:
      Principal payments on long-term debt and
       	capital lease obligations                          (53,941)    (75,918)
      Dividends paid on common stock                    (1,454,251) (1,454,205)
                                                        ----------  ----------
   Net cash used in financing activities                (1,508,192) (1,530,123)
                                                        ----------  ----------
	  Net increase (decrease) in cash and
     cash equivalents                                      763,324  (3,891,640)
Cash and cash equivalents at beginning of period        18,849,623  14,684,674
                                                        ----------  ----------
Cash and cash equivalents at end of period        $     19,612,947  10,793,034
                                                        ==========  ==========
Cash paid for interest                            $          7,349      10,077
                                                        ==========  ==========
Cash paid for income taxes                        $       (190,382)    978,495
                                                        ==========  ==========


See accompanying notes to consolidated financial statements.


                          TOTAL SYSTEM SERVICES, INC.
                   Notes to Consolidated Financial Statements
                                 (Unaudited)

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.[service mark] (TSYS [registered trademark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company [service mark] (CDEC [service mark]), Mailtek, Inc. [service mark] (Mailtek), Lincoln Marketing, Inc. [service mark] (LMI) and Columbus Productions, Inc. [service mark] (CPI). The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1995 annual report previously filed on Form 10-K.

    On March 29, 1996, TSYS declared a two-for-one stock split, which was effected on April 22, 1996, in the form of a 100% stock dividend on its $.10 par value common stock. All shareholder equity, share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the split. Prior to the split, TSYS' charter was amended to increase authorized shares from 100 million to 300 million.

    A significant component of other assets included on the consolidated balance sheets at March 31, 1996, and December 31, 1995, is contract acquisi-tion costs, net, of $18,412,418 and $17,628,448, respectively.

                             TOTAL SYSTEM SERVICES, INC.
               Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

   The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items:

                                            Percentage of
                                           Total Revenues        Percentage
                                           Quarters ended         Change in
                                              March 31,            Dollars
                                          -----------------      ------------
                                           1996         1995      1996 vs 1995
                                           ----         ----      ------------
Revenues:
  Bankcard data processing services         88.3%        87.0%         35.0%
  Other services                            11.7         13.0          20.8
                                           -----        -----
      Total revenues                       100.0        100.0          33.2
                                           -----        -----
Expenses:
  Salaries and other personnel expense      40.9         41.9          30.0
  Net occupancy and equipment expense       26.6         28.4          25.0
  Other operating expenses                  21.4         15.1          88.0
                                           -----        -----
      Total operating expenses              88.9         85.4          38.6
                                           -----        -----
      Operating income                      11.1         14.6           1.4
Nonoperating income                          0.6          0.3         155.0
                                           -----        ------
      Income before income taxes and
       	equity in income (loss) of joint
        venture                             11.7         14.9           4.6
Income taxes                                 4.3          5.5           3.1
                                           -----        -----
      Income before equity in income
        (loss) of joint venture              7.4          9.4           5.5
Equity in income (loss) of joint venture     1.0         (0.4)        452.4
                                           -----        -----
       Net income                            8.4%         9.0%         24.8%
                                           =====        =====

    Total revenues increased $17.7 million, or 33.2%, during the first quarter of 1996, compared to the same period in 1995.

    Revenues from bankcard data processing services increased $16.3 million, or 35.0%, in the first quarter of 1996, compared to the first quarter of 1995. Increased revenues from bankcard data processing are primarily attributable to growth in the card portfolios of existing customers and the related increases in the volume of authorizations and transactions, as well as growth in new services provided to these existing customers. Another significant factor in the growth in bankcard data processing revenues was the 3.8 million cardholder accounts being processed for Total System Services de Mexico, S.A.

de C.V. ("TSYS de Mexico"), TSYS' Mexican joint venture; the conversion of these accounts to THE TOTAL SYSTEM [service mark] was completed in July 1995.

   Average cardholder accounts on file for the first quarter of 1996 increased approximately 19.2 million to 64.3 million, an increase of 42.6% over the same period in 1995. Total cardholder accounts on file at March 31, 1996, were 65.1 million, compared to 46.3 million at March 31, 1995.

   At March 31, 1996, TSYS, the first processor fully certified to process commercial cards, was processing approximately 2.2 million of these cards, a 66.1% increase over the 1.4 million cards being processed at March 31, 1995; commercial cards are included in cardholder accounts on file discussed above. Revenues generated by commercial cards, included in bankcard data processing revenues, increased 83.0% during the first quarter of 1996, compared to the same period in 1995.

   Revenues derived from the processing of TSYS' merchant accounts, which generally provide more revenue per account processed, are included in bankcard data processing revenues. At March 31, 1996, TSYS was processing approximately 630,000 merchant accounts compared to 382,000 accounts at March 31, 1995. The merchant accounts on file at March 31, 1996, included more than 100,000 accounts of TSYS de Mexico.

   The planned joint venture between TSYS and Visa U.S.A., to be known as Vital Processing Services L.L.C. ("Vital"), is expected to become operational in the second quarter of 1996. Vital will merge TSYS' back-office merchant processing and Visa's Merchant Bank Services' point-of-sale processing operations. Once operational, the results of operations of the joint venture will be reflected as equity in the income of the Vital joint venture. The change in classific-ation of the Company's revenues and expenses from its merchant operations will affect the comparability of prior periods presented in the Company's income statement beginning with the inception of Vital.

   A significant amount of the Company's revenues are derived from certain major customers who are processed under long-term contracts. For the quarters ended March 31, 1996 and 1995, two customers accounted for approximately 32% and 35% of total revenues, respectively. As a result, the loss of one of the Company's major customers could have a material adverse effect on the Company's results of operations.

   TSYS has begun the conversion of Bank of America's cardholder accounts to its new cardholder system, TS2. Conversions to TS2 of remaining portions of Bank of America's cardholder accounts are currently expected to continue during the remainder of 1996, and into 1997. Management believes all of Bank of America's cardholder accounts will be successfully converted to TS2.

    Since the end of the first quarter, TSYS and Bank of America have amended their processing agreement to, among other things, eliminate the financial penalties and termination rights associated with prior conversion delays. The conversion and processing of Bank of America's cardholder accounts is not expected to have a material impact on TSYS' 1996 financial condition or results of operations.

    Revenues from other services, primarily generated by TSYS' wholly owned subsidiaries, increased 20.8% for the three months ended March 31, 1996, compared to the same period in 1995. The increase in revenues can be attributed primarily to increased business from existing customers and the acquisition of two significant new customers by one subsidiary of TSYS.

    Total operating expenses increased 38.6% for the first quarter of 1996, compared to the same period in 1995. Increases in expenses are reflected in all categories and are attributable to the addition of personnel and equipment; the cost of materials associated with the services provided by all companies, particularly the supplies related to processing the increased number of accounts on THE TOTAL SYSTEM; certain processing provisions, and expenses associated with the conversion of customers to TS2.

    Employment expenses increased 30.0% in the first quarter of 1996, compared to the same period in 1995. The average number of employees in the first three months of 1996 increased to 2,332, a 13.8% increase over the 2,049 in the same period of 1995. In addition to the growth in number of employees, the increase in employment expenses is attributable to normal salary increases and related employee benefits. Nonemployee compensation, primarily temporary help and contract programmers, is included in employment expenses and also contributed to the increase. At April 30, 1996, TSYS had 2,464 full-time and 107 part-time employees.

    Net occupancy and equipment expense was up 25.0% for the first quarter of 1996 over the same period in 1995. Equipment and software rentals, the largest component of occupancy and equipment expense, was up 30.4% in the first quarter of 1996, compared to the first quarter of 1995. Due to the rapidly changing technology in computer equipment, TSYS fills a substantial portion of its equipment needs through operating leases. Upgrades were made to two IBM processors in August 1995 and in October 1995; and, in addition, in February 1996, a new IBM processor was leased. Significant additional direct access storage devices have been leased since the first quarter of 1995 to accommodate increased volumes due to growth in the number of accounts being processed.

    Other operating expenses increased 88.0% for the three months ended March 31, 1996, compared to the same period in 1995. Management fees totaling $2.4 million were paid to affiliated companies for various services in the first quarter of 1996. The majority of these management fees resulted from the formation of Synovus Administration

Services Corp. and are included in other operating expenses in the first quarter of 1996, but were primarily reflected as salaries and other personnel expenses in the first quarter of 1995. Other factors contributing to the increase in other operating expenses were supplies associated with processing the increased number of accounts and increased travel costs related to on-site training by TSYS staff of personnel in banks being converted in Mexico, as well as other new customers. Other operating expenses also increased as a result of certain provisions made for contactual or negotiated processing commitments. The processing provisions were deemed necessary in view of the increased risks associated with the significant increase in the number of accounts being processed.

    Interest income, net, includes interest expense of $15,373 and $18,763 and interest income of $297,097 and $168,342 for the first quarters of 1996 and 1995, respectively. The 18.1% decrease in interest expense is due to a reduction in the amount of debt outstanding in the first quarter of 1996, compared to the same period in 1995. Interest income increased 76.5% in the first quarter of 1996, compared to first quarter 995. The change is the result of both fluctuations in cash available for investment and short-term interest rates.

    TSYS'effective income tax rate for the first quarter of 1996 was 36.6%, compared to 37.1% for the same period in 1995. The decline in TSYS' effective tax rate for the first quarter of 1996, compared to the same period in 1995, is primarily due to certain effective tax planning opportunities.

    TSYS de Mexico, which became operational in July 1995, continues to perform as expected. TSYS' share of earnings from the joint venture, in U.S. dollars, for the first quarter of 1996 was approximately $710,000, compared to a preoperating loss of $202,000 in the first quarter of 1995. TSYS' revenues, in U.S. dollars, for the first quarter of 1996 for processing services provided to TSYS de Mexico were approximately $4.5 million. The Mexican economy, particularly in terms of inflation and exchange rates, has improved relative to 1995. TSYS remains confident of the operational performance of the Mexican joint venture in 1996; however, there remains uncertainty in the Mexican economy which management continues to monitor.


Liquidity and Capital Resources

    During the first quarter of 1996, TSYS purchased property and equipment of $6.2 million and added $1.6 million of computer software, primarily purchased software. Dividends on common stock of $1.5 million were paid in the first quarter of 1996.

    During the first quarter of 1996, TSYS announced its decision to remain in Columbus, Georgia, and build a new campus-type facility on 50 acres of land north of downtown Columbus. The decision was based on a commitment by the state of Georgia to collegiate high-tech education and cooperation by the city of Columbus in making available a suitable building site. The campus facility will consolidate TSYS' multiple Columbus locations and will facilitate future growth. The campus development will be a multi-year phased project with initial construction scheduled to begin in early 1997. Financing for the project is expected to be through the internal generation of funds and the potential use of funds from external sources, possibly through the issuance of industrial revenue bonds.

    TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity securities and/or industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future. At March 31, 1996, TSYS had working capital of $40.0 million compared to $40.2 million at December 31, 1995.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information
                    Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

	(11) - Statement re Computation of Per Share Earnings

	(27) - Financial Data Schedule

b)  Form 8-K filed during the quarter ended March 31, 1996

	1. The report dated March 29, 1996, included the following important event:

	      On  March  29, 1996,  Total System Services, Inc.  ("Registrant")
	     announced a two-for-one stock split to be issued on April 22, 1996, to shareholders of record as of April 11, 1996.

                               TOTAL SYSTEM SERVICES, INC.
                                     SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						TOTAL SYSTEM SERVICES, INC.

Date:  May 13, 1996                             By:  /s/ Richard W. Ussery
                                                     ---------------------
                                                       Richard W. Ussery
                                                       Chairman of the Board
                                                         and Chief Executive
                                                         Officer


Date:  May 13, 1996                             By:  /s/ James B. Lipham
                                                     ----------------------
                                                       James B. Lipham
                                                       Chief Financial Officer