Form 10-Q
period 1996-06-30
TOTAL SYSTEM SERVICES INC
filed 1996-08-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended  June 30, 1996

Commission  file number    1-10254

                            Total System Services, Inc.
             (Exact name of registrant as specified in its charter)

        Georgia                                          58-1493818
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

         1200 Sixth Avenue, Post Office Box 1755, Columbus,Georgia 31902
          (Address of principal executive offices)        (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                               OUTSTANDING AS OF       August  13, 1996
- ----------------------------        ----------------------------------------
Common Stock, $.10 par value                                    129,289,680

                             TOTAL SYSTEM SERVICES, INC.
                                       INDEX

                                                                  Page
                                                                 Number

    Part I.  Financial Information

        Item 1.  Financial Statements

             Consolidated Balance Sheets - June 30, 1996 and
               December 31, 1995................................    3

             Consolidated Statements of Income - Three months and
               six months ended June 30, 1996 and 1995..........    4

             Consolidated Statements of Cash Flows - Six months
               ended June 30, 1996 and 1995.....................    6

             Notes to Consolidated Financial Statements.........    7

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............    8


    Part II.  Other Information

        Item 4. Submission of Matters to a Vote of
                 Security Holders...............................   14

        Item 6(a) Exhibits......................................   15

              (b) Reports on Form 8-K...........................   15


    Signatures..................................................   16


                         TOTAL SYSTEM SERVICES, INC.
                       PART 1 - FINANCIAL INFORMATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                June 30,        December 31,
                                                 1996              1995
                                              ------------      ------------
Assets
  Current assets:
    Cash and cash equivalents (includes
     $22,229,777 and $16,742,926 on deposit
     with a related party at 1996 and 1995,
     respectively                            $  23,512,307       18,849,623
    Accounts receivable, net of allowance
     for doubtful accounts of $718,574 and
     $714,374 at 1996 and 1995, respectively    49,788,843       49,614,779
    Prepaid expenses and other current assets   11,494,777        9,362,500
                                               -----------      -----------
       Total current assets                     84,795,927       77,826,902
Property and equipment, less accumulated
   depreciation of $58,388,965 and $54,944,079
   at 1996 and 1995, respectively               60,834,871       54,572,903
Computer software, less accumulated
   amortization of $20,557,722 and $16,317,318
   at 1996 and 1995, respectively               38,407,404       39,215,561
Other assets                                    33,896,155       27,384,435
                                               -----------      -----------
        Total assets                         $ 217,934,357      198,999,801
                                               ===========      ===========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                           $   8,768,924        5,811,334
  Current portion of long-term debt
   and obligations under capital leases            231,401          243,786
  Accrued employee benefits                      7,885,318       10,412,551
  Other current liabilities (includes
   $1,576,857 and $1,578,899 payable to
   related parties at 1996 and 1995,
   respectively)                                28,968,052       21,113,104
                                               -----------      -----------
        Total current liabilities               45,853,695       37,580,775
Long-term debt and obligations under
  capital leases, excluding current portion        589,991          686,955
Deferred income taxes                           15,779,150       16,260,050
                                               -----------      -----------
         Total liabilities                      62,222,836       54,527,780
                                               -----------      -----------
Shareholders' equity:
  Common stock - $.10 par value. Authorized
   300,000,000 shares;  issued 129,483,522
   and 129,461,544 at 1996 and 1995,
   respectively; 129,288,722 and 129,266,744
   outstanding at 1996 and 1995, respectively   12,948,352       12,946,154
  Additional paid-in capital                     5,047,191        4,445,755
  Treasury stock, at cost                         (475,789)        (475,789)
  Cumulative currency translation adjustments   (1,376,550)      (1,052,081)
  Retained earnings                            139,568,317      128,607,982
                                               -----------      -----------
         Total shareholders' equity            155,711,521      144,472,021
                                               -----------      -----------
         Total liabilities and
          shareholders' equity                $217,934,357      198,999,801
                                               ===========      ===========

    See accompanying notes to consolidated financial statements.

                         TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Income
                                (Unaudited)
                                                   Three months ended
                                                        June 30,
                                            ------------------------------
                                               1996              1995
                                            ------------------------------
Revenues:
  Bankcard data processing services
  (includes $6,073,598 and $1,068,673
   received from related parties for
   the three months ended June 30, 1996
   and 1995, respectively                   $ 64,912,966         51,349,566
  Other services                               9,576,421          7,783,559
                                             -----------        -----------
    Total revenues                            74,489,387         59,133,125
                                             -----------        -----------
Expenses:
  Salaries and other personnel expense        31,386,559         22,690,823
  Net occupancy and equipment expense         20,165,536         15,904,215
  Other operating expenses (includes
   $1,902,612 and $63,501 paid to related
   parties for the three months ended June
   30, 1996 and 1995, respectively            12,947,404         10,517,294
                                             -----------        -----------
   Total operating expenses                   64,499,499         49,112,332
                                             -----------        -----------
   Operating income                            9,989,888         10,020,793
                                             -----------        -----------
Nonoperating income:
   Gain on disposal of equipment, net             97,148             61,856
   Interest income, net (includes $287,000
    and $113,437 from a related party
    for the three months ended June 30, 1996
    and 1995, respectively                       289,573            142,691
                                             -----------        -----------
   Total nonoperating income                     386,721            204,547
                                             -----------        -----------
   Income before income taxes and equity in
     income(loss) of joint ventures           10,376,609         10,225,340

Income taxes                                   3,793,885          3,749,226
                                             -----------        -----------
   Income before equity in income(loss)
    of joint ventures                          6,582,724          6,476,114

Equity in income(loss) of joint venture        1,317,393           (462,535)
                                             -----------        -----------
   Net income                               $  7,900,117          6,013,579
                                             ===========        ===========
   Net income per share                     $        .06                .05
                                             ===========        ===========
Weighted average shares outstanding          129,288,792        129,262,588
                                             ===========        ===========
Cash dividends per common share             $       .011               .011
                                             ===========        ===========

    See accompanying notes to consolidated financial statements.

                         TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Income
                                (Unaudited)
                                                   Six months ended
                                                        June 30,
                                            ------------------------------
                                               1996              1995
                                            ------------------------------
Revenues:
  Bankcard data processing services
  (includes $11,041,703 and $886,918
   received from related parties for
   the six months ended June 30, 1996
   and 1995, respectively                   $127,662,708         97,816,317
  Other services                              17,928,658         14,697,217
                                             -----------        -----------
    Total revenues                           145,591,366        112,513,534
                                             -----------        -----------
Expenses:
  Salaries and other personnel expense        60,479,646         45,065,861
  Net occupancy and equipment expense         39,111,484         31,063,727
  Other operating expenses (includes
   $4,333,444 and $127,704 paid to related
   parties for the six months ended June
   30, 1996 and 1995, respectively            28,141,053         18,599,926
                                             -----------        -----------
   Total operating expenses                  127,732,183         94,729,514
                                             -----------        -----------
   Operating income                           17,859,183         17,784,020
                                             -----------        -----------
Nonoperating income:
   Gain on disposal of equipment, net            239,352             78,507
   Interest income, net (includes $555,180
    and $273,178 from a related party
    for the six months ended June 30, 1996
    and 1995, respectively                       571,297            292,270
                                             -----------        -----------
   Total nonoperating income                     810,649            370,777
                                             -----------        -----------
   Income before income taxes and equity in
     income(loss) of joint ventures           18,669,832         18,154,797

Income taxes                                   6,828,327          6,693,575
                                             -----------        -----------
   Income before equity in income(loss)
    of joint ventures                         11,841,505         11,461,222

Equity in income(loss) of joint ventures       2,027,826           (664,124)
                                             -----------        -----------
   Net income                               $ 13,869,331         10,797,098
                                             ===========        ===========
   Net income per share                     $        .11                .08
                                             ===========        ===========
Weighted average shares outstanding          129,285,341        129,262,588
                                             ===========        ===========
Cash dividends per common share             $       .023               .023
                                             ===========        ===========

    See accompanying notes to consolidated financial statements.

                             TOTAL SYSTEM SERVICES, INC
                       Consolidated Statements of Cash Flows
                                    (Unaudited)
                                                     Six months ended
                                                          June 30,
                                                --------------------------
                                                   1996           1995
                                                --------------------------
Cash flows from operating activities:
 Net income                                    $ 13,869,331     10,797,098
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in (income) loss of joint ventures     (2,027,826)       664,124
   Depreciation and amortization                 11,321,549      9,587,800
   Provision for doubtful accounts                   60,000         26,789
   Deferred income tax expense                     (480,900)       581,030
   Gain on disposal of equipment, net              (239,352)       (78,507)
 (Increase) decrease in:
   Accounts receivable                             (234,064)    (7,568,803)
   Prepaid expenses and other assets             (5,196,757)    (4,915,087)
  Increase (decrease) in:
   Accounts payable                               2,957,590         71,591
   Accrued expenses and other current
    liabilities                                   4,426,399       (838,795)
                                                -----------    -----------
      Net cash provided by operating activities  24,455,970      8,327,240
                                                -----------    -----------
Cash flows from investing activities:
 Purchase of property and equipment             (11,614,333)    (6,845,717)
 Additions to computer software                  (3,432,247)    (3,559,470)
 Proceeds from disposal of equipment                352,771        138,414
 Investment in joint ventures                    (2,081,379)    (3,455,865)
                                                -----------    -----------
      Net cash used in investing activities     (16,775,188)   (13,722,638)
                                                -----------    -----------
Cash flows from financing activities:
 Proceeds from long-term debt                            --      1,965,775
 Principal payments on long-term debt and
  capital lease obligations                        (109,349)      (117,658)
 Dividends paid on common stock                  (2,908,749)    (2,908,409)
                                                -----------    -----------
      Net cash used in financing activities      (3,018,098)    (1,060,292)
                                                -----------    -----------
      Net increase (decrease) in cash
       and cash equivalents                       4,662,684     (6,455,690)
Cash and cash equivalents at beginning
  of period                                      18,849,623     14,684,674
                                                -----------    -----------
Cash and cash equivalents at end of period     $ 23,512,307      8,228,984
                                                ===========    ===========
Cash paid for interest                         $     12,884         18,621
                                                ===========    ===========
Cash paid for income taxes                     $  7,447,716      7,032,605
                                                ===========    ===========

    See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

Note 1 - Basis of Presentation

  	The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc. [service mark] (TSYS [registered service mark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company [service mark] (CDEC [service mark]), Mailtek, Inc. [service mark] (Mailtek), Lincoln Marketing, Inc. [service mark] (LMI) and Columbus Productions, Inc. [service mark] (CPI). The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all inform-ation and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1995 annual report previously filed on Form 10-K.

Note 2 - Stock Split

  	On March 29, 1996, TSYS declared a two-for-one stock split, which was effected on April 22, 1996, in the form of a 100% stock dividend on its $.10 par value common stock. All shareholders' equity, share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the split. Prior to the split, TSYS' charter was amended to increase authorized shares from 100 million to 300 million.

Note 3 - Joint Venture

   Effective May 1, 1996, Vital Processing Services L.L.C. ("Vital") became operational. Vital is an equally owned joint venture between Visa U.S.A.'s Merchant Bank Services ("Visa") and Total System Services, Inc., to which TSYS contributed cash and other assets. The joint venture combines Visa's point-of-sale processing operations and TSYS' merchant accounting and settlement services and is being accounted for using the equity method of accounting.

Note 4 - Supplementary Balance Sheet Information

	A significant component of other assets included on the consolidated balance sheets at June 30, 1996, and December 31, 1995, is contract acquisition costs, net, of $17,751,465 and $17,628,448, respectively.

                         TOTAL SYSTEM SERVICES, INC.
        Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

	The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30:


                                         Percentage of
                                         Total Revenues       Change in Dollars
                                       1996          1995       1996 vs 1995
                                     ---------------------    -----------------
Revenues:
  Bankcard data processing services    87.1%         86.8%           26.4%
  Other services                       12.9          13.2            23.0
                                      -----         -----
      Total revenues                  100.0         100.0            26.0
                                      -----         -----
Expenses:
  Salaries and other
   personnel expense                   42.1          38.4            38.3
  Net occupancy and equipment
   expense                             27.1          26.9            26.8
  Other operating expenses             17.4          17.8            23.1
                                      -----         -----
      Total operating expenses         86.6          83.1            31.3
                                      -----         -----
      Operating income                 13.4          16.9            (0.3)
Nonoperating income                     0.5           0.3            89.1
                                      -----         -----
      Income before income taxes and
        equity in income(loss) of joint
        ventures                       13.9          17.2             1.5
Income taxes                            5.1           6.3             1.2
                                      -----         -----
      Income before equity in
         income(loss) of joint
         ventures                       8.8          10.9             1.6
Equity in income (loss) of
 joint ventures                         1.8          (0.8)             nm
                                       -----        -----
Net income                             10.6%         10.1%           31.4%
                                      =====         =====

nm - not meaningful

  	The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30:


                                           Percentage of
                                           Total Revenues     Change in Dollars
                                         1996          1995     1996 vs 1995
                                        -------------------   -----------------
Revenues:
  Bankcard data processing services       87.7%        86.9%         30.5%
  Other services                          12.3         13.1          22.0
                                         -----        -----
      Total revenues                     100.0        100.0          29.4
                                         -----        -----
Expenses:
  Salaries and other personnel expense    41.5          40.1         34.2
  Net occupancy and equipment expense     26.9          27.6         25.9
  Other operating expenses                19.3          16.5         51.3
                                         -----         -----
      Total operating expenses            87.7          84.2         34.8
                                         -----         -----
      Operating income                    12.3          15.8          0.4
Nonoperating income                        0.5           0.3        118.6
                                         -----         -----
      Income before income taxes and
       equity in income(loss) of  joint
       ventures                           12.8          16.1          2.8
Income taxes                               4.7           5.9          2.0
                                         -----         -----
       Income before equity in income
        (loss) of joint ventures           8.1          10.2          3.3
Equity in income(loss) of joint
 ventures                                  1.4          (0.6)          nm
                                         -----         -----
Net income                                 9.5%          9.6%        28.5%
                                         =====         =====
nm - not meaningful

  	Total revenues increased $15.4 million, or 26.0% and $33.1 million or 29.4% during the three months and six months ended June 30, 1996, compared to the same periods in 1995.

  	Revenues from bankcard data processing services increased $13.6 million or 26.4% and $29.8 million or 30.5% in the three and six months ended June 30, 1996, respectively, compared to the same periods of 1995. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new
services offered, also contributed to the increased revenues.   In the second
quarter of 1996, more than two million accounts of two new customers were added to THE TOTAL SYSTEM (service mark). Also, in April 1996, approximately two million accounts of another new customer were converted to TS2, TSYS' new cardholder processing software system. Another significant factor in the growth in bankcard data processing revenues is the more than 3.5 million cardholder accounts being processed for Total System Services de Mexico, S.A. de C.V. ("TSYS de Mexico"), TSYS' Mexican joint venture; the conversion of these accounts to THE TOTAL SYSTEM was completed in July 1995.

  	Average cardholder accounts on file for the three months and six months ended June 30, 1996, were 69.5 million and 67.7 million, respectively; average cardholder accounts on file for the same periods in 1995 were 50.4 million and
47.9 million. Cardholder accounts on file at June 30, 1996, were 73.2 million, a 31.8% increase over the 55.5 million accounts on file at June 30, 1995.

   The joint venture between TSYS and Visa U.S.A., known as Vital Processing Services L.L.C. ("Vital"), became operational on May 1, 1996. Vital merges TSYS' back-office merchant processing and Visa's Merchant Bank Services' point-of-sale processing operations. On TSYS' consolidated income statement, the results of operations of the joint venture for the two months of operations in the second quarter of 1996 are included in equity in the income of joint ventures. The change in classification of the Company's revenues and expenses from its merchant operations to an equity interest in the Vital joint venture affects the comparability of prior periods presented in the Company's income statement and is the primary factor in the decrease in operating income for the second quarter of 1996, compared to the same quarter in 1995. Revenues and expenses associated with its merchant operations for the month of April 1996 are included in TSYS' results of operations.

  	A significant amount of the Company's revenues are derived from certain major customers who are processed under long-term contracts. For the three months and six months ended June 30, 1996, two customers accounted for approximately 29% and 30% of total revenues, respectively. As a result, the loss of one of the Company's major customers could have a material adverse effect on the Company's results of operations.

   TSYS has converted approximately 4.5 million of Bank of America's cardholder accounts to its new cardholder system, TS2. Conversions to TS2 of remaining portions of Bank of America's cardholder accounts are currently expected to continue into 1997. Management believes all of Bank of America's cardholder accounts will be successfully converted to TS2.

   During the second quarter, TSYS and Bank of America amended their processing agreement to, among other things, eliminate the financial penalties and termination rights associated with prior conversion delays. The conversion and processing of Bank of America's cardholder accounts is not expected to have a material impact on TSYS' 1996 financial condition or results of operations.

  	Revenues from other services, primarily generated by TSYS' wholly owned subsidiaries, increased 23.0% and 22.0% for the three months and six months ended June 30, 1996, compared to the same periods in 1995. The increase in revenues can be attributed primarily to increased business from existing customers and the acquisition of two significant new customers by one subsidiary of TSYS.

  	Total operating expenses increased 31.3% and 34.8% for the three months and six months ended June 30, 1996, compared to the same period in 1995. Increases in expenses are reflected in all categories and are attributable to the addition of personnel and equipment; the cost of materials associated with the services provided by all companies, particularly the supplies related to processing the increased number of accounts on THE TOTAL SYSTEM; certain processing provisions, and expenses associated with the conversion of customers to TS2.

  	Employment expenses increased 38.3% and 34.2% for the three months and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The average number of employees in the second quarter of 1996 increased to 2,488, an 18.1% increase over the 2,106 in the same period of 1995. For the six months ended June 30, 1996, the average number of employees was 2,408, a 16.0% increase over the 2,075 in the same period of 1995. In addition to the growth in number of employees, the increase in employment expenses is attributable to normal salary increases and related employee benefits. Nonemployee compensation, primarily temporary help and contract programmers, is included in employment expenses and also contributed to the increase. At July 31, 1996, TSYS had 2,474 full-time and 144 part-time employees.

   Net occupancy and equipment expense was up 26.8% and 25.9% for the second quarter and first six months of 1996, respectively, over the same periods in 1995. Equipment and software rentals, the largest components of occupancy and equipment expense, were up 33.1% and 31.8% in the second quarter and first six months of 1996, respectively, compared to the same periods of 1995. Due to the rapidly changing technology in computer equipment, TSYS fills a substantial portion of its equipment needs through operating leases. Computer upgrades and other additional equipment were leased subsequent to the first half of 1995 to accommodate increased volumes due to growth in the number of accounts being processed.

   Other operating expenses increased 23.1% and 51.3% for the three months and six months ended June 30, 1996, compared to the same period in 1995. Manage-ment fees totaling $2.5 million and $4.9 million were paid to affiliated companies for various services in the three and six months ended June 30, 1996, respectively. The majority of these management fees resulted from the formation of Synovus Administrative Services Corp. and are included in other operating expenses in the second quarter and first six months of 1996, but were primarily reflected as salaries and other personnel expenses in the same periods of 1995. Other factors contributing to the increase in other operating expenses were supplies associated with processing the increased number of accounts and increased travel costs. Other operating expenses also increased as a result of certain provisions made for contractual or negotiated processing commitments. The processing provisions were deemed necessary in view of the increased risks associated with the significant increase in the number of accounts being processed.

  	Interest income, net, includes interest expense of $14,284 and $23,047 and interest income of $303,857 and $165,738 for the second quarters of 1996 and 1995, respectively. For the first six months of 1996 and 1995, respectively, interest expense was $29,657 and $41,810, and interest income was $600,954 and $334,080. Interest expense has decreased due to a reduction in debt outstanding. The increase in interest income is the result of fluctuations in cash available for investment and short-term interest rates.

   TSYS' effective income tax rate for the second quarter of 1996 was 32.4%, compared to 38.4% for the same period in 1995. For the six months ended June 30, 1996, the effective tax rate was 33.0%, compared to 38.3% for the six months ended June 30, 1995. The decline in TSYS' effective tax rate is primarily due to certain effective tax planning strategies.

   TSYS' share of earnings from its equity in joint ventures was $1.3 million and $2.0 million for the second quarter and first six months of 1996, respectively. TSYS has a 49% and 50% interest in Total System Services de Mexico and Vital Processing Services L.L.C., respectively. Vital became operational May 1, 1996.

   TSYS de Mexico, which became operational in July 1995, continues to perform as expected. The Mexican economy, particularly in terms of inflation and exchange rates, has improved relative to 1995. TSYS remains confident of the operational performance of the Mexican joint venture in 1996; however, there remains uncertainty in the Mexican economy which management continues to monitor.


Liquidity and Capital Resources

   During the second quarter of 1996, TSYS purchased property and equipment of $5.4 million for total purchases of $11.6 million in the first six months of 1996. Computer software was increased during the second quarter by $1.8 million, bringing the total additions for 1996 to $3.4 million; additions were
primarily purchased software.   Dividends on common stock of $1.5 million were
paid in the second quarter of 1996, bringing the total dividends paid in 1996 to $2.9 million.

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

  	TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity securities and/or industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future. At June 30, 1996, TSYS had working capital of $38.9 million compared to $40.2 million at December 31, 1995.

                      TOTAL SYSTEM SERVICES, INC.
                      Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

   The annual shareholders' meeting of Total System Services, Inc. was held April 15, 1996. Voted on at the meeting was the election of Class I directors. Following is a tabulation of votes for each nominee:
                                                              WITHHELD
                                                              AUTHORITY
             NOMINEE                 VOTES FOR                 TO VOTE

            Griffin B. Bell         122,834,119                 64,134

            Kenneth E. Evans        122,833,502                 64,751

            H. Lynn Page            122,836,616                 61,637

            Philip W. Tomlinson     122,839,163                 59,090

            Richard W. Ussery       122,833,787                 64,466


   The only other matter voted on at the meeting was approval of the Synovus Financial Corp. Executive Bonus Plan. Following is a tabulation of the votes on this plan:

                 FOR                  AGAINST                  ABSTAIN

              121,975,417             474,333                  448,503

                             TOTAL SYSTEM SERVICES, INC.
                             Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K


         a)  Exhibits

            	(11) - Statement re Computation of Per Share Earnings

            	(27) - Financial Data Schedule (For SEC use only)

         b)  Form 8-K filed during the quarter ended June 30, 1996

            	1.  The report dated May 20, 1996, included the following
                 important event:

                      On   May  20, 1996,   Total  System  Services,  Inc.
                    ("Registrant") announced the completion of the merger of its merchant processing operations with the merchant
                    processing	operations of Visa U.S.A. through the formation
                    of Vital Processing Services L.L.C.

                             TOTAL SYSTEM SERVICES, INC.
                                    SIGNATURES

  	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TOTAL SYSTEM SERVICES, INC.

Date:  August 13, 1996                            by:  /s/ Richard W. Ussery
                                                       ---------------------
                                                       Richard W. Ussery
                                                       Chairman of the Board
                                                         and Chief Executive
                                                         Officer


Date:  August 13, 1996                            by:  /s/ James B. Lipham
                                                       ----------------------
                                                       James B. Lipham
                                                       Chief Financial Officer