Form 10-Q
period 1996-09-30
TOTAL SYSTEM SERVICES INC
filed 1996-11-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended               September 30, 1996

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

 CLASS                             OUTSTANDING AS OF     November  13, 1996
  Common Stock, $.10 par value	                               129,289,680

                        TOTAL SYSTEM SERVICES, INC.
                                 INDEX

                                                            Page
                                                           Number
Part I.  Financial Information

 Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30,
          1996 and December 31, 1995                           3

         Consolidated Statements of Income - Three
          months and nine months ended September 30,
          1996 and 1995                                        4

         Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1996 and 1995                    6

         Notes to Consolidated Financial Statements            7

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 9


Part II.  Other Information

 Item 6. (a)  Exhibits                                        15

         (b)  Reports on Form 8-K                             15


Signatures                                                    16

                             TOTAL SYSTEM SERVICES, INC.
                           Part I - Financial Information
                            Consolidated Balance Sheets
                                    (Unaudited)
                                             September 30,     December 31,
                                                 1996             1995
                                             -------------     ------------
Assets

Current assets:
  Cash and cash equivalents (includes
   $23,268,022 and $16,742,926 on deposit
   with a related party at 1996 and 1995,
   respectively)                          $     24,989,809      18,849,623
  Short-term investments (includes
   $5,000,000 and $0 invested with a
   related party at 1996 and 1995,
   respectively)                                 5,000,000              --
  Accounts receivable, net of allowance
   for doubtful accounts of $707,938 and
   $714,374 at 1996 and 1995, respectively      55,891,553      49,614,779
  Prepaid expenses and other current assets     12,587,424       9,362,500
                                               -----------     -----------
      Total current assets                      98,468,786      77,826,902
  Property and equipment, less accumulated
   depreciation and amortization of
   $58,503,014 and $54,944,079 at 1996 and
   1995, respectively                           61,465,200      54,572,903
  Computer software, less accumulated
   amortization of $22,547,632 and
   $16,317,318 at 1996 and 1995, respectively   38,295,115      39,215,561
  Other assets                                  37,843,870      27,384,435
                                               -----------     -----------
       Total assets                       $    236,072,971     198,999,801
                                               ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                        $      7,725,590       5,811,334
  Current portion of long-term debt
   and obligations under capital leases            214,929         243,786
  Accrued employee benefits                     11,363,404      10,412,551
  Other current liabilities (includes
   $1,568,640 and $1,578,899 payable to
   related parties at 1996 and 1995,
   respectively)                                34,331,134      21,113,104
                                               -----------     -----------
       Total current liabilities                53,635,057      37,580,775
Long-term debt and obligations under
  capital leases, excluding current portion        549,556         686,955
Deferred income taxes                           16,276,600      16,260,050
                                               -----------     -----------
       Total liabilities                        70,461,213      54,527,780
                                               -----------     -----------
Shareholders' equity:
  Common stock - $.10 par value. Authorized
   300,000,000 shares; issued 129,483,522
   and 129,461,544 at 1996 and 1995,
   respectively; 129,289,680 and 129,266,744
   outstanding at 1996 and 1995, respectively   12,948,352      12,946,154
  Additional paid-in capital                     5,193,072       4,445,755
  Treasury stock, at cost                         (473,544)       (475,789)
  Cumulative currency translation adjustments   (1,516,840)     (1,052,081)
  Retained earnings                            149,460,718     128,607,982
                                               -----------     -----------
        Total shareholders' equity             165,611,758     144,472,021
                                               -----------     -----------
        Total liabilities and
         shareholders' equity              $   236,072,971     198,999,801
                                               ===========     ===========

    See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Income
                                 (Unaudited)
                                                   Three months ended
                                                      September 30,
                                               -----------------------
                                                   1996            1995
                                               -----------     -----------
Revenues:
  Bankcard data processing services
   (includes $5,062,612 and $3,780,983
   from related parties for the three
   months ended September 30, 1996 and
   1995, respectively)                       $   70,462,592     58,191,627
  Other services                                  9,716,062      7,916,689
                                                -----------    -----------
    Total revenues                               80,178,654     66,108,316
                                                -----------    -----------
Expenses:
  Salaries and other personnel expense           31,385,770     23,353,826
  Net occupancy and equipment expense            22,049,463     16,883,059
  Other operating expenses (includes
   $2,451,803 and $1,713,976 to related
   parties for the three months ended
   September 30, 1996 and 1995,
   respectively)                                 12,137,859     15,125,002
                                                -----------    -----------
    Total operating expenses                     65,573,092     55,361,887
                                                -----------    -----------
Equity in income of joint ventures                2,663,249        328,870
                                                -----------    -----------
    Operating income                             17,268,811     11,075,299
                                                -----------    -----------
Nonoperating income:
  Gain(loss) on disposal of equipment, net         (181,193)        67,103
  Interest income, net (includes $337,714
   and $149,136 from a related party for the
   three months ended September 30, 1996
    and 1995, respectively)                         346,759        155,057
                                                -----------    -----------
    Total nonoperating income                       165,566        222,160
                                                -----------    -----------
    Income before income taxes                   17,434,377     11,297,459

Income taxes                                      6,087,467      3,907,549
                                                -----------    -----------
    Net income                            $      11,346,910      7,389,910
                                                ===========    ===========
    Net income per share                  $             .09            .06
                                                ===========    ===========
    Weighted average shares outstanding         129,289,565    129,262,588
                                                ===========    ===========
    Cash dividends per common share       $            .012           .011
                                                ===========    ===========

    See accompanying notes to consolidated financial statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                  (Unaudited)

                                                  Nine months ended
                                                     September 30,
                                               ------------------------
                                                 1996            1995
                                               ----------      --------
Revenues:
  Bankcard data processing services
   (includes $15,045,970 and $5,451,953
   from related parties for the nine months
   ended September 30, 1996 and 1995,
   respectively)                           $   198,125,300     156,007,944
  Other services                                27,644,720      22,613,906
                                               -----------     -----------
    Total revenues                             225,770,020     178,621,850
                                               -----------     -----------
Expenses:
  Salaries and other personnel expense          91,865,416      68,419,687
  Net occupancy and equipment expense           61,160,947      47,946,786
  Other operating expenses (includes
   $7,253,910 and $1,975,597 to related
   parties for the nine months ended
   September 30, 1996 and 1995, respectively)   40,278,912      33,724,928
                                               -----------     -----------
    Total operating expenses                   193,305,275     150,091,401
                                               -----------     -----------
Equity in income(loss) of joint ventures         5,037,075        (335,254)
                                               -----------     -----------
    Operating income                            37,501,820      28,195,195
                                               -----------     -----------
Nonoperating income:
  Gain on disposal of equipment, net                58,159         145,610
  Interest income, net (includes $892,895
    and $421,783 from a related party for the
    nine months ended September 30, 1996 and
    1995, respectively)                            918,056         447,327
                                               -----------     -----------
    Total nonoperating income                      976,215         592,937
                                               -----------     -----------
    Income before income taxes                  38,478,035      28,788,132

Income taxes                                    13,261,794      10,601,124
                                               -----------     -----------
    Net income                             $    25,216,241      18,187,008
                                               ===========     ===========
    Net income per share                   $           .20             .14
                                               ===========     ===========
    Weighted average shares outstanding        129,285,759     129,262,588
                                               ===========     ===========
    Cash dividends per common share        $          .034            .034
                                               ===========     ===========

    See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                                    Nine months ended
                                                      September 30,
                                                 -----------------------
                                                   1996           1995
                                                 ---------      --------

Cash flows from operating activities:
  Net income                                $    25,216,241    18,187,008
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Equity in (income)loss of joint ventures       (5,037,075)      335,254
  Depreciation and amortization                  17,102,354    15,503,471
  Provision for doubtful accounts                    62,500       436,095
  Deferred income tax expense                        16,550       572,398
  Gain on disposal of equipment, net                (58,159)     (145,610)
  (Increase) decrease in:
  Accounts receivable                            (6,339,274)   (9,838,553)
  Prepaid expenses and other assets              (2,664,634)    1,200,611
  Increase (decrease) in:
  Accounts payable                                1,914,256     2,454,603
  Accrued expenses and other current
   liabilities                                   13,891,972     7,213,095
                                                -----------   -----------
  Net cash provided by operating activities      44,104,731    35,918,372
                                                -----------   -----------
Cash flows from investing activities:
 Purchase of property and equipment             (15,095,204)   (8,084,356)
 Additions to computer software                  (5,601,218)   (5,912,220)
 Proceeds from disposal of equipment                649,314       720,903
 Investment in joint ventures                    (2,295,283)   (3,455,865)
 Increase in contract acquisition costs          (6,095,211)   (9,004,205)
 Purchase of short-term investment               (5,000,000)           --
                                                -----------   -----------
  Net cash used in investing activities         (33,437,602)  (25,735,743)
                                                -----------   -----------
Cash flows from financing activities:
 Proceeds from long-term debt                           --      1,965,775
 Principal payments on long-term debt and
  capital lease obligations                        (166,256)     (164,284)
 Dividends paid on common stock                  (4,363,247)   (4,362,613)
 Proceeds from exercise of stock option               2,560            --
                                                -----------   -----------
  Net cash used in financing activities          (4,526,943)   (2,561,122)
                                                -----------   -----------
  Net increase in cash and cash equivalents       6,140,186     7,621,507
    Cash and cash equivalents at
     beginning of period                         18,849,623    14,684,674
                                                -----------   -----------
    Cash and cash equivalents at
     end of period                          $    24,989,809    22,306,181
                                                ===========   ===========
    Cash paid for interest                  $        16,872        80,250
                                                ===========   ===========
    Cash paid for income taxes              $    13,011,752    10,842,190
                                                ===========   ===========

    See accompanying notes to consolidated financial statements.

                      TOTAL SYSTEM SERVICES, INC.
               Notes to Consolidated Financial Statements
                            (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc. [service mark] (TSYS [registered service mark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company [service mark] (CDEC [service mark]), Mailtek, Inc. [service mark] (Mailtek), Lincoln Marketing, Inc. [service mark] (LMI) and Columbus Productions, Inc. [service mark] (CPI). The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1995 annual report previously filed on Form 10-K. Certain reclassifications have been made to the 1995 Consolidated Financial Statements contained herein to conform with the presentation adopted in 1996.

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

Note 4 - Supplementary Balance Sheet Information

     A significant component of other assets included on the consolidated balance sheets at September 30, 1996, and December 31, 1995, is contract acquisition costs, net, of $18,599,386 and $17,628,448, respectively. Also, included in other current liabilities at September 30, 1996 and December 31, 1995, are reserves of $4,101,011 and $1,830,791, respectively, to cover transaction processing provisions (see discussion included in Liquidity and Capital Resources).

                       TOTAL SYSTEM SERVICES, INC.
         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30:


                                Percentage of
                               Total Revenues	         Change in Dollars
                             --------------------       -----------------
                             1996            1995          1996 vs 1995
                             ----            ----          ------------
Revenues:
  Bankcard data processing
   services                  87.9%           88.0%             21.1%
  Other services             12.1            12.0              22.7
                            -----           -----
      Total revenues        100.0           100.0              21.3
                            -----           -----
Expenses:
  Salaries and other
   personnel expense         39.2            35.3              34.4
  Net occupancy and
   equipment expense         27.5            25.5              30.6
  Other operating expenses   15.1            22.9             (19.7)
                            -----           -----
      Total operating
       expense               81.8            83.7              18.4
                            -----           -----
Equity in income of joint
  ventures                    3.3             0.5                nm
                            -----           -----
      Operating income       21.5            16.8              55.9

Nonoperating income           0.3             0.3             (25.5)
                            -----           -----
      Income before
       income taxes          21.8            17.1              54.3

Income taxes                  7.6             5.9              55.8
                            -----           -----
Net income                   14.2%           11.2%             53.5%
                            =====           =====
nm - not meaningful

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30:


                                  Percentage of
                                 Total Revenues	        Change in Dollars
                             ----------------------     -----------------
                             1996              1995        1996 vs 1995
                             ----              ----        ------------
Revenues:
  Bankcard data processing
   services                  87.8%             87.3%           27.0%
  Other services             12.2              12.7            22.2
                            -----             -----
      Total revenues        100.0             100.0            26.4
                            -----             -----
Expenses:
  Salaries and other
   personnel expense         40.7              38.3            34.3
  Net occupancy and
   equipment expense         27.1              26.8            27.6
  Other operating expenses   17.8              18.9            19.4
                            -----             -----
      Total operating
       expenses              85.6              84.0            28.8
                            -----             -----
Equity in income(loss)
 of joint ventures            2.2              (0.2)             nm
                            -----             -----
      Operating income       16.6              15.8            33.0

Nonoperating income           0.4               0.3            64.6
                            -----             -----
      Income before
       income taxes          17.0              16.1            33.7

Income taxes                  5.8               5.9            25.1
                            -----             -----
Net income                   11.2%             10.2%           38.6%
                            =====             =====
nm - not meaningful

     Total revenues increased $14.1 million, or 21.3%, and $47.1 million, or 26.4%, during the three months and nine months ended September 30, 1996, compared to the same periods in 1995.

     Revenues from bankcard data processing services increased $12.3 million or 21.1%, and $42.1 million, or 27.0%, in the three months and nine months ended September 30, 1996, respectively, compared to the same periods of 1995. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues. Another significant factor in the growth in bankcard data processing revenues for the nine months ended September 30, 1996, is the more than 3.5 million cardholder accounts being processed for Total System Services de Mexico, S.A. de C.V. ("TSYS de Mexico"), TSYS' Mexican joint venture;
the conversion of these accounts to THE TOTAL SYSTEM [service mark] was completed in July 1995.

     Average cardholder accounts on file for the three months and nine months ended September 30, 1996, were 75.7 million and 69.8 million, respectively; average cardholder accounts on file for the same periods in 1995 were 57.2 million and 50.4 million. Cardholder accounts on file at September 30, 1996, were 77.2 million, a 33.2% increase over the 58.0 million accounts on file at September 30, 1995.

     The joint venture between TSYS and Visa U.S.A., known as Vital Processing Services L.L.C., became operational on May 1, 1996. Vital merges TSYS' back-office merchant processing and Visa's Merchant Bank Services' point-of-sale processing operations. On TSYS' consolidated income statement, the results of operations of the joint venture subsequent to April 30, 1996, are included in equity in the income of joint ventures. The change in classification of the Company's revenues and expenses from its merchant operations to an equity interest in the Vital joint venture, effective May 1, 1996, affects the comparability between periods presented in the Company's income statements.

     A significant amount of the Company's revenues is derived from certain major customers who are processed under long-term contracts. For the three months and nine months ended September 30, 1996, two customers accounted for approximately 29% and 30% of total revenues, respectively. As a result, the loss of one of the Company's major customers could have a material adverse effect on the Company's results of operations.

     TSYS has had two successful conversions of certain Bank of America cardholder accounts to TS2. Conversions to TS2 of remaining portions of Bank of America's cardholder accounts are currently expected to continue into 1997. Management believes all of Bank of America's cardholder accounts will be successfully converted to TS2.

     During the second quarter, TSYS and Bank of America amended their processing agreement to, among other things, eliminate the financial penalties and termination rights associated with prior conversion delays. The conversion and processing of Bank of America's cardholder accounts is not expected to have a material impact on TSYS' 1996 financial condition or results of operations.

     Revenues from other services, primarily generated by TSYS' wholly owned subsidiaries, increased 22.7% and 22.2% for the three months and nine months ended September 30, 1996, compared to the same periods in 1995. The increase in revenues can be attributed primarily to increased business from existing customers and the acquisition of two significant new customers by one subsidiary of TSYS.

     Total operating expenses increased 18.4% and 28.8% for the three months and nine months ended September 30, 1996, compared to the same periods in 1995. Increases in expenses are reflected in most categories and are attributable to the addition of personnel and equipment; the cost of materials associated with the services provided by all companies, particularly the supplies related to processing the increased number of accounts on THE TOTAL SYSTEM; certain processing provisions, and expenses associated with the converion of customers to TS2.

     Employment expenses increased 34.4% and 34.3% for the three months and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The average number of employees in the third quarter of 1996 increased to 2,551, a 23.9% increase over the 2,059 in the same period of 1995. For the nine months ended September 30, 1996, the average number of employees was 2,456, an 18.8% increase over the 2,068 in the same period of 1995. In addition to the growth in number of employees, the increase in employment expenses is attributable to normal salary increases and related employee benefits. Nonemployee compensation, primarily temporary help and contract programmers, increased 55.8% and 35.3% for the three months and nine months ended September 30, 1996, compared to the same periods in 1995; nonemployee compensation is included in employment expenses. At October 31, 1996, TSYS had 2,564 full-time and 91 part-time employees.

     Net occupancy and equipment expense was up 30.6% and 27.6% for the third quarter and first nine months of 1996, respectively, over the same periods in 1995. Equipment and software rentals, the largest components of occupancy and equipment expense, were up 45.4% and 36.5% in the third quarter and first nine months of 1996, respectively, compared to the same periods of 1995. Due to rapidly changing technology in computer equipment, TSYS fills a substantial portion of its equipment needs through operating leases. Computer upgrades and other additional equipment were leased subsequent to the first half of 1995 to accomodate increased volumes due to growth in the number of accounts being processed.

     Other operating expenses decreased 19.7% for the three months ended September 30, 1996, and increased 19.4% for the nine months ended September 30, 1996, compared to the same periods in 1995. Management fees totaling $2.4 million and $7.2 million were paid to affiliated companies for various services in the three months and nine months ended September 30, 1996, respectively, compared to $1.7 million and $1.9 million, respectively,
for the same  periods of 1995.   The majority of these management fees
resulted from the formation of Synovus Services Corp. and are included in other operating expenses in the third quarter and first nine months of 1996, but were primarily reflected as salaries and other personnel expenses prior
to  July of 1995.   Other  factors  contributing  to the
year-to-date increase in other operating expenses were supplies associated with processing the increased number of accounts and increased travel costs. Other operating expenses also increased as a result of certain provisions made for processing commitments and contingencies. These provisions were established in view of the increased risks associated with the significant increase in the number of accounts being processed. Factors contributing to the decrease in other expenses in the third quarter of 1996 were a significant reduction in the use of outside professional services as well as a decrease in provisions for processing commitments.

     TSYS'share of income from its equity in joint ventures was $2.7 million and $5.0 million for the third quarter and first nine months of 1996, respectively. TSYS has a 49% and 50% interest in Total System Services de Mexico, S.A. de C.V. and Vital Processing Services L.L.C., respectively. Vital became operational May 1, 1996.

     TSYS de Mexico continues to perform as expected, although current production volumes are showing signs of decreasing. The Mexican economy continues to stabilize relative to 1995; however, there remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest expense of $12,264 and $66,452 and interest income of $359,023 and $221,509 for the third quarters of 1996 and 1995, respectively. For the first nine months of 1996 and 1995, respectively, interest expense was $41,921 and $108,262, and interest income was $959,977 and $555,589. Interest expense has decreased due to a reduction in debt outstanding. The increase in interest income is the result of fluctuations in cash available for investment and short-term interest rates. Additionally, in the third quarter of 1996, $5.0 million was invested in a six-month certificate of deposit at a higher rate of interest.

     TSYS' effective income tax rate for the third quarter of 1996 was 34.9%, compared to 34.6% for the same period in 1995. For the nine months ended September 30, 1996, the effective tax rate was 34.5%, compared to 36.8% for the nine months ended September 30, 1995. The decline in TSYS' effective tax rate is primarily due to certain effective tax planning strategies.

Liquidity and Capital Resources

     During the third quarter of 1996, TSYS purchased property and equipment of $3.5 million for total purchases of $15.1 million in the first nine months of 1996. Computer software increased during the third quarter by $2.2 million, bringing the total additions for 1996 to $5.6 million; additions were primarily purchased software. Dividends on common stock of $1.5 million were paid in the third quarter of 1996, bringing the total dividends paid in 1996 to $4.4 million.

     In the third quarter of 1996, TSYS reevaluated its business insurance risks and determined it was more cost effective to accept the financial impact for normal risks associated with its business as a processor of significant transaction levels and utilize insurance to protect TSYS from catastrophic events. As a result, TSYS increased its coverage for errors and omissions and raised its deductible amount. TSYS has increased its accrual for provisions considered part of normal transaction processing risks. At September 30, 1996, the reserve for such risks was $4.1 million, compared to $1.8 million at December 31, 1995. These risks primarily relate to customer reimbursements or adjustments as a result of transaction processing errors which are inherent in the processing of the volume of business done by TSYS.

     	During the first quarter of 1996, TSYS announced its decision to remain in Columbus, Georgia, and build a new campus-type facility on 50 acres of land north of downtown Columbus. The decision was based on a commitment by the state of Georgia to collegiate high-tech education and cooperation by the city of Columbus in making available a suitable building site. The campus facility will consolidate most of TSYS' multiple Columbus locations and will facilitate future growth. The campus development will be a multi-year phased project with initial construction scheduled to begin by mid 1997. Financing for the project is expected to be through the internal generation of funds and the use of funds from external sources, possibly through the issuance of industrial revenue bonds. On October 22, 1996, TSYS announced it has commissioned Cousins Properties Incorporated, headquartered in Atlanta, Georgia, for consultation and development management of the new campus.

     TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity securities and/or industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future. At September 30, 1996, TSYS had working capital of $39.8 million compared to $40.2 million at December 31, 1995.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information
                  Item 6 - Exhibits and Reports on Form 8-K


a)  Exhibits

  	(11) - Statement re Computation of Per Share Earnings

  	(27) - Financial Data Schedule (For SEC use only)

b)  Form 8-K filed during the quarter ended September 30, 1996

   1. The report dated September 16, 1996, included the following important event:

       On September 16, 1996, Total System Services, Inc. ("Registrant") announced that it is expected that earnings for 1996 will exceed current analysts' estimates by approximately 10%.

                        TOTAL SYSTEM SERVICES, INC.
                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TOTAL SYSTEM SERVICES, INC.

Date:  November 13, 1996                         by:  /s/ Richard W. Ussery
                                                      ---------------------
                                                      Richard W. Ussery
                                                      Chairman of the Board
                                                       and Chief Executive
                                                       Officer


Date:  November 13, 1996                         by:  /s/ James B. Lipham
                                                      ---------------------
                                                      James B. Lipham
                                                      Chief Financial Officer