Form 10-K
period 1996-12-31
TOTAL SYSTEM SERVICES INC
filed 1997-03-20
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended      1996                   or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to______________.

Commission file number              1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                       58-1493818
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1200 Sixth Avenue,
Columbus, Georgia                                                     31901
(Address of principal executive offices)                            (Zip Code)
(Registrant's telephone number, including area code)            (706) 649-2204

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
---------------------------           -----------------------------------------
Common Stock, $.10 Par Value                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES       X              NO___________
                              -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 12, 1997, 129,289,680 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding, and the aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by non-affiliates was approximately $554,512,500 (based upon the closing per share price of such stock on said date.)

     Portions of the 1996 Annual Report to Shareholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 13, 1997 are incorporated in Part III of this report.

                Registrant's Documents Incorporated by Reference

                                               Part Number and Item
Document Incorporated                          Number of Form 10-K
by Reference                                   Into Which Incorporated
-------------------------------                -----------------------
Pages 18 through 25, 30 through                Part I, Item 1, Business
33, and 37 of Registrant's
1996 Annual Report to Shareholders

Pages 30 through 34, and 37 of                 Part I, Item 2, Properties
Registrant's 1996 Annual
Report to Shareholders

Page 37 of Registrant's 1996                   Part I, Item 3, Legal
Annual Report to Shareholders                  Proceedings

Page 39 of Registrant's 1996                   Part II, Item 5, Market
Annual Report to Shareholders                  for Registrant's Common
                                               Equity and Related Stock-
                                               holder Matters

Page 17 of Registrant's 1996                   Part II, Item 6, Selected
Annual Report to Shareholders                  Financial Data

Pages 18 through 25 of Registrant's            Part II, Item 7, Management's
1996 Annual Report to Shareholders             Discussion and Analysis of
                                               Financial Condition and
                                               Results of Operations

Pages 26 through 39                            Part II, Item 8, Financial
of Registrant's 1996 Annual                    Statements and Supplementary
Report to Shareholders                         Data

Pages 2 through  4, 6 and 7, and 18            Part III,  Item 10,
of  Registrant's  Proxy                        Directors and Executive
Statement in connection with                   Officers of the Registrant
the Annual Meeting of Shareholders
to be held on April 14, 1997

Pages 7 through 10, and 13 and 14              Part III, Item 11,
of Registrant's Proxy Statement                Executive Compensation
in connection with the Annual Meeting
of Shareholders to be held on April 14, 1997

Page 5, and 15  through 17 of                  Part III, Item 12,  Security
Registrant's  Proxy                            Ownership  of  Certain
Statement in  connection with the              Beneficial Owners and
Annual Meeting  of                             Management
Shareholders to be held on April 14, 1997

Pages 13 through 15, and 17 and 18             Part III, Item 13,
of Registrant's Proxy Statement in             Certain Relationships
connection with the Annual Meeting             and Related Transactions
of Shareholders to be held on April 14, 1997
and pages 32 and 33 of Registrant's 1996
Annual Report to Shareholders

Pages 26 through 38 of Registrant's            Part IV, Item 14, Exhibits,
1996 Annual Report to Shareholders             Financial Statement
                                               Schedules and Reports
                                               on Form 8-K

                              Cross Reference Sheet

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

         11.      Executive Compensation

         12.      Security Ownership of Certain
                    Beneficial Owners and Management

         13.      Certain Relationships and Related
                    Transactions

Part IV
         14.      Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K

Item 1.  Business.

     Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Columbus Bank and Trust
Company(R), Total System Services, Inc.(sm) ("TSYS(R)") is now one of the world's largest credit, debit, commercial, and private-label card processing companies. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(sm), servicing issuing institutions throughout the United States, Puerto Rico, Canada and Mexico, representing more than 79 million cardholder accounts. TSYS provides card production, domestic and international clearing, statement preparation, customer service support, merchant accounting, and management support. Synovus Financial Corp.(R), an $8.6 billion asset, multi-financial services company, owns 80.7 percent of TSYS.

     TSYS has four wholly owned subsidiaries: (1) Columbus Depot Equipment Company(sm) ("CDEC (sm)"), which sells and leases computer related equipment associated with TSYS' bankcard data processing services and bank data processing services provided by an affiliate; (2) Mailtek, Inc.(sm) ("Mailtek"), which provides full-service direct mail production services and offers data processing, list management, laser printing, computer output microfiche, card embossing, encoding and mailing services; (3) Lincoln Marketing, Inc.(sm)
("LMI"), which provides correspondence, fulfillment, telemarketing, data processing and mailing services; and (4) Columbus Productions, Inc.(sm) ("CPI"), which provides full-service commercial printing and related services. TSYS also holds a 49% equity interest in a joint venture company named Total System
Services de Mexico, S.A. de C.V.("TSM"), which provides credit card related processing services to Mexican banks, and a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. that combines the front-end authorizations and back-end accounting and settlement processing of financial and nonfinancial institutions and their merchant customers.

     Service Marks. TSYS owns a family of service marks containing the name Total System, and the federally registered service marks TSYS and TS2, to which TSYS believes strong customer identification attaches. TSYS also owns service marks associated with its subsidiaries. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

     Major Customers. A significant amount of TSYS' revenues are derived from certain major customers who are processed under long-term contracts. For the year ended December 31, 1996, AT&T Universal Card Services Corp. and NationsBank accounted for 17.6% and 11.9%, respectively, of TSYS' total revenues. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' financial condition and results of operations.
------------------------------------
Synovus Financial Corp., Synovus, Columbus Bank and Trust Company and CB&T are federally registered service marks of Synovus Financial Corp. Total System Services, Inc., "THE TOTAL SYSTEM," Columbus Depot Equipment Company, CDEC, Lincoln Marketing, Inc., Mailtek, Inc. and Columbus Productions, Inc. are service marks of Total System Services, Inc. TSYS and TS2 are federally registered service marks of Total System Services, Inc.

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

     TSYS' major competitor in the bankcard data processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which is headquartered in Omaha, Nebraska, and provides bankcard data processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price and the type and quality of services provided. Certain other subsidiaries of First Data Corporation also compete with TSYS. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

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

     Employees. As of February 28, 1997, TSYS had 2,664 full-time employees and 94 part-time employees.

     See the "Financial Review" Section on pages 18 through 25 and Note 1, Note 4 and Note 10 of Notes to Consolidated Financial Statements on pages 30 through 32, page 33, and page 37 of TSYS' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

     TSYS also owns a 252,000 square foot production center which is located on a 40.4 acre tract of land in north Columbus, Georgia. Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production and purchasing, as well as other related operations. Additional space will be added to this facility in 1997 to house TSYS' card production services.

     During 1995, TSYS purchased a 110,000 square foot building on a 23-acre site in Columbus, Georgia, to accommodate current and future office space needs.

     On March 7, 1996, TSYS announced its plans to purchase approximately 50 acres in downtown Columbus, Georgia, on which it will begin building a campus-like complex for its corporate headquarters in 1997.

     All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used.

     In addition to its real property, TSYS owns and/or leases a substantial amount of computer equipment.

     See Note 1, Note 2, Note 3, Note 4, Note 6 and Note 10 of Notes to Consolidated Financial Statements on pages 30 through 33, page 34, and page 37 of TSYS' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 3. Legal Proceedings.

     See Note 10 of Notes to  Consolidated  Financial  Statements  on page 37 of
TSYS' 1996 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4.  Submission  of  Matters  to a Vote of  Security Holders.

         None.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The "Quarterly Financial Data, Stock Price, Dividend Information" Section which is set forth on page 39 of TSYS' 1996 Annual Report to Shareholders is specifically incorporated herein by reference.

     On January 3, 1994, TSYS issued 404,492 shares of its $.10 par value common stock ("TSYS Common Stock") to CB&T in exchange for all 98,360 of the issued and outstanding shares of $5.00 par value common stock of CPI, which existed as a wholly owned subsidiary of CB&T.

     On November 6, 1995, TSYS issued 4,156 shares of TSYS Common Stock to an individual for no monetary consideration in connection with his employment by TSYS.

     On January 28, 1994 and January 29, 1996, TSYS issued 46,816 and 21,978 shares, respectively, to the two former shareholders of Mailtek. These shares were issued pursuant to the Acquisition Agreement between TSYS, Mailtek and the shareholders of Mailtek pursuant to which TSYS purchased all 10,000 of the issued and outstanding shares of $.05 par value common stock of Mailtek on July 15, 1992.

     All of the shares of TSYS Common Stock referenced above were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as they were issued to a limited number of persons.

Item 6. Selected Financial Data.

     The "Selected Financial Data" Section which is set forth on page 17 of TSYS' 1996 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The "Financial Review" Section which is set forth on pages 18 through 25 of TSYS' 1996 Annual Report to Shareholders, which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," is specifically incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page 39, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Report of Independent Auditors" Sections, which are set forth on pages 26 through 38 of TSYS' 1996 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 10. Directors and Executive Officers of the Registrant.

     The "ELECTION OF DIRECTORS - Information Concerning Number and Classification of Directors and Nominees" Section which is set forth on pages 2 and 3, the "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class II Directors - General Information" Section which is set forth on pages 3 and 4, the "ELECTION OF DIRECTORS - Executive Officers" Section which is set forth on pages 6 and 7, and the "SECTION 16(a) Beneficial Ownership Reporting Compliance" Section which is set forth on page 18 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 14, 1997 are specifically incorporated herein by reference.

Item 11.  Executive Compensation.

     The "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; Compensation of Directors; Change in Control Arrangements; and Compensation Committee Interlocks and Insider Participation" Sections which are set forth on pages 7 through 10, and pages 13 and 14 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 14, 1997 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class II Directors - TSYS Common Stock Ownership of Directors and Management" Section which is set forth on page 5, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T" Section which is set forth on page 15, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES
- Synovus Common Stock Ownership of Directors and Management" Section which is set forth on pages 15 through 17 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 14, 1997 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation" Section which is set forth on pages 13 and 14, "EXECUTIVE COMPENSATION - Transactions with Management" Section which is set forth on page 14, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T" Section
which  is   set   forth   on   page   15,   the   "RELATIONSHIPS  BETWEEN  TSYS,

SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on page 15, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES
- Bankcard Data Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on pages 17 and 18 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 14, 1997 are specifically incorporated herein by reference.

     See also Note 2 of Notes to Consolidated Financial Statements on pages 32 and 33 of TSYS' 1996 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of TSYS are specifically incorporated by reference from pages 26 through 38 of TSYS' 1996 Annual Report to Shareholders to Item 8, Part II, Financial Statements and Supplementary Data.

                  Consolidated Balance Sheets - December 31, 1996 and 1995.

                  Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994.

                  Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1996, 1995 and 1994.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

              2.  Index to Financial Statement Schedules

                  The following report of independent auditors and consolidated financial statement schedule of Total System Services, Inc. are included:

                  Report of Independent Auditors.

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1996, 1995 and 1994.

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

                  10.12 Synovus Financial Corp. Executive Bonus Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.12 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 19, 1996.

                  10.13 Change of Control Agreements for executive officers of TSYS, incorporated by reference to Exhibit 10.13 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 19, 1996.

                  10.14    Stock Option Agreement of Samuel A. Nunn.

                  11.1     Statement re Computation of Per Share Earnings.

                  13.1 Certain specified pages of TSYS' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference.

                  20.1 Proxy Statement for the Annual Meeting of Shareholders of TSYS to be held on April 14, 1997, certain pages of which are specifically incorporated herein by reference.

                  21.1     Subsidiaries of Total System Services, Inc.

                  23.1     Independent Auditor' Consent.

                  24.1 Powers of Attorney contained on the signature pages of the 1996 Annual Report on Form 10-K.

                  27.1     Financial Data Schedule (for SEC use only).

                  99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 1996 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

                  99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 1996 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

         (b)  Reports on Form 8-K

                  On September 20, 1996, TSYS filed a Form 8-K with the Commission in connection with the announcement of its expectation that earnings for 1996 would exceed current analysts' estimates by approximately 10%.





TSYS\TSYS96.10K

                         Report of Independent Auditors

The Board of Directors
Total System Services, Inc.

Under date of January 22, 1997, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Total System Services, Inc. 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/KPMG Peat Marwick LLP
                                        KPMG PEAT MARWICK LLP

Atlanta, Georgia
January 22, 1997




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

 Year ended December 31, 1994:                                                               (16,347)<F1>

       Allowance for doubtful accounts      $   815,073              -           -          (542,958)<F2>      $ 255,768
                                                =======           =======     =======       ========            ========


  Year ended December 31, 1995:

       Allowance for doubtful accounts      $   255,768           509,500        -           (50,894)<F1>      $ 714,374
                                                =======           =======     =======       ========            ========


  Year ended December 31, 1996:

       Allowance for doubtful accounts      $   714,374            94,500        -          (104,392)<F1>      $ 704,482
                                                =======           =======     =======       ========            ========

--------------------

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

                                         TOTAL SYSTEM SERVICES, INC.
                                         (Registrant)


March 20, 1997                           By:/s/Richard W. Ussery
                                            -----------------------------------
                                            Richard W. Ussery,
                                            Chairman and
                                            Principal Executive Officer




                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Blanchard, Richard W. Ussery and Philip W. Tomlinson, and each of them, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.



/s/James H. Blanchard                                  Date: March 20, 1997
------------------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                                   Date: March 20, 1997
------------------------------------------------
Richard W. Ussery,
Chairman of the Board
and Principal Executive Officer

/s/Philip W. Tomlinson                                 Date: March 20, 1997
--------------------------------------------------
Philip W. Tomlinson,
President
and Director


/s/James B. Lipham                                     Date: March 20, 1997
-------------------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/William A. Pruett                                   Date: March 20, 1997
-------------------------------------------------
William A. Pruett,
Executive Vice President


/s/M. Troy Woods                                       Date: March 20, 1997
-------------------------------------------------
M. Troy Woods,
Executive Vice President


/s/Griffin B. Bell                                     Date: March 20, 1997
-------------------------------------------------
Griffin B. Bell,
Director


/s/Richard Y. Bradley                                  Date: March 20, 1997
-------------------------------------------------
Richard Y. Bradley,
Director


/s/Gardiner W. Garrard, Jr.,                           Date: March 20, 1997
-------------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/John P. Illges, III                                 Date: March 20, 1997
-------------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                    Date: March 20, 1997
-------------------------------------------------
Mason H. Lampton,
Director

/s/Samuel A. Nunn                                      Date: March 20, 1997
-------------------------------------------------
Samuel A. Nunn,
Director


/s/H. Lynn Page                                        Date: March 20, 1997
-------------------------------------------------
H. Lynn Page,
Director


/s/W. Walter Miller, Jr.                               Date: March 20, 1997
-------------------------------------------------
W. Walter Miller, Jr.,
Director


/s/William B. Turner                                   Date: March 20, 1997
-------------------------------------------------
William B. Turner,
Director


/s/George C. Woodruff, Jr.                             Date: March 20, 1997
-------------------------------------------------
George C. Woodruff, Jr.,
Director


/s/James D. Yancey                                     Date: March 20, 1997
-------------------------------------------------
James D. Yancey,
Director




filings/tss\confo.sig