Form 10-Q
period 1997-03-31
TOTAL SYSTEM SERVICES INC
filed 1997-05-14
CIK 721683

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended                    March 31, 1997
                              ---------------------------------------------

Commission file number                                1-10254
                             ______________________________________________

                          Total System Services, Inc.
___________________________________________________________________________
           (Exact name of registrant as specified in its charter

Georgia                                                      58-1493818
___________________________________________________________________________
(State or other jurisdiction of	                        (I.R.S. Employer
 incorporation or organization)                          Identification No.)

      1200 Sixth Avenue, Post Office Box 1755, Columbus, Georgia 31902
---------------------------------------------------------------------------
             (Address of principal executive offices)	(Zip Code)

                                (706) 649-2310
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                         OUTSTANDING AS OF          May  13, 1997
-----                         ---------------------------------------------
Common Stock, $.10 par value                              129,289,680

                             TOTAL SYSTEM SERVICES, INC.
                                       INDEX

                                                                  Page
                                                                 Number
                                                                 ------
Part I.  Financial Information

    Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1997 and
               December 31, 1996                                    3

           Consolidated Statements of Income - Quarters ended
               March 31, 1997 and 1996                              4

           Consolidated Statements of Cash Flows - Quarters ended
               March 31, 1997 and 1996                              5

           Notes to Consolidated Financial Statements               6

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  7


Part II.  Other Information

    Item 6. (a) Exhibits                                           11

            (b) Reports on Form 8-K                                11


Signatures                                                         12



                             TOTAL SYSTEM SERVICES, INC.
                           Part I - Financial Information
                             Consolidated Balance Sheets
                                      (Unaudited)
                                               March 31,         December 31,
                                                 1997                1996
                                               ---------         ------------
Assets

Current assets:
  Cash and cash equivalents (includes
   $21.2 million and $25.1 million
   on deposit with a related party at
   1997 and 1996, respectively)           $     23,806,186        27,496,057
  Short-term investments with a related
   party                                                --         5,000,000
  Accounts receivable, net of allowance
   for doubtful accounts of $704,000 at
   1997 and 1996                                55,110,579        59,202,399
  Prepaid expenses and other current assets     13,751,138         6,624,482
                                               -----------       -----------
      Total current assets                      92,667,903        98,322,938
  Property and equipment, less accumulated
   depreciation and amortization of $61.3
   million and $58.4 million at 1997 and
   1996, respectively                           63,902,284        62,955,926
  Computer software, less accumulated
   amortization of $27.4 million and $24.7
   million at 1997 and 1996, respectively       43,461,418        39,720,484
  Other assets                                  50,423,334        45,759,735
                                               -----------       -----------
      Total assets                         $   250,454,939       246,759,083
                                               ===========       ===========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                         $     7,115,825         4,695,970
  Accrued salaries and related liabilities       4,366,465         6,422,199
  Accrued employee benefits                      5,900,305        14,590,362
  Current portion of long-term debt and
   obligations under capital leases                183,918           201,274
  Other current liabilities (includes $1.4
   million and $1.5 million payable to
   related parties at 1997 and 1996,
   respectively)                                31,592,216        26,195,540
                                               -----------       -----------
      Total current liabilities                 49,158,729        52,105,345
Long-term debt and obligations under
 capital leases, excluding current portion         446,070           474,513
Deferred income taxes                           14,660,357        15,301,478
                                               -----------       -----------
      Total liabilities                         64,265,156        67,881,336
                                               -----------       -----------
Shareholders' equity:
  Common stock - $.10 par value. Authorized
   300,000,000 shares; issued 129,483,522 at
   1997 and 1996, respectively; 129,289,680
    outstanding at 1997 and 1996, respectively  12,948,352        12,948,352
  Additional paid-in capital                     5,603,810         5,353,972
  Treasury stock, at cost                         (473,544)         (473,544)
  Cumulative currency translation adjustments   (1,178,182)       (1,178,182)
  Retained earnings                            169,289,347       162,227,149
                                               -----------       -----------
      Total shareholders' equity               186,189,783       178,877,747
                                               -----------       -----------
      Total liabilities and
       shareholders' equity                $   250,454,939       246,759,083
                                               ===========       ===========


    See accompanying notes to consolidated financial statements.


                            TOTAL SYSTEM SERVICES, INC.
                         Consolidated Statements of Income
                                   (Unaudited)
                                                   Quarters ended
                                                      March 31,
                                               ------------------------
                                                  1997           1996
                                                ---------      --------
Revenues:
  Bankcard data processing services
   (includes $6.5 million and $5.0
   million from related parties for
   1997 and 1996, respectively)           $    74,506,301     62,749,742
  Other services                                8,630,173      8,352,237
                                              -----------    -----------
     Total revenues                            83,136,474     71,101,979
                                              -----------    -----------
Expenses:
  Salaries and other personnel expense         36,938,014     29,093,087
  Net occupancy and equipment expense          22,840,306     18,945,948
  Other operating expenses (includes
   $2.3 million and $2.4 million to
   related parties for 1997 and 1996,
   respectively)                               12,533,200     15,193,649
                                              -----------    -----------
     Total operating expenses                  72,311,520     63,232,684
                                              -----------    -----------
Equity in income of joint ventures              1,769,451        710,433
                                              -----------    -----------
     Operating income                          12,594,405      8,579,728
                                              -----------    -----------
Nonoperating income:
  Gain on disposal of equipment, net               14,747        142,204
  Interest income, net (includes
   $421,000 and $268,000 from a related
   party for 1997 and 1996, respectively)         436,693        281,724
                                              -----------    -----------
     Total nonoperating income                    451,440        423,928
                                              -----------    -----------
     Income before income taxes                13,045,845      9,003,656
Income taxes                                    4,529,138      3,034,442
                                              -----------    -----------
     Net income                          $      8,516,707      5,969,214
                                              ===========    ===========
     Net income per share                $            .07            .05
                                              ===========    ===========
Weighted average shares outstanding           129,289,680    129,281,960
                                              ===========    ===========
Cash dividends per common share          $           .011           .011
                                              ===========    ===========

    See accompanying notes to consolidated financial statements.

                         TOTAL SYSTEM SERVICES, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                  Quarters ended
                                                     March 31,
                                               ----------------------
                                                  1997        1996
                                               ----------   ---------

Cash flows from operating activities:
  Net income                             $      8,516,707    5,969,214
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Equity in income of joint ventures         (1,769,451)    (710,433)
    Depreciation and amortization               6,984,491    5,492,362
    Provision for doubtful accounts                10,500       25,000
    Deferred income tax expense (benefit)        (641,121)     482,865
    Gain on disposal of equipment, net            (14,747)    (142,204)
  (Increase) decrease in:
    Accounts receivable                         4,081,320      864,409
    Prepaid expenses and other assets             742,281     (576,323)
  Increase (decrease) in:
    Accounts payable                            2,419,855    1,495,455
    Accrued expenses and other current
     liabilities                               (4,213,432)  (1,866,832)
                                              -----------  -----------
      Net cash provided by operating
       activities                              16,116,403   11,033,513
                                              -----------  -----------

Cash flows from investing activities:
  Purchase of property and equipment           (3,989,745)  (6,197,985)
  Additions to computer software               (6,472,290)  (1,612,242)
  Proceeds from disposal of equipment              17,450      237,257
  Dividends received from joint ventures        1,752,561           --
  Additions to contract acquisition costs     (14,613,942)  (1,189,027)
  Redemption of short-term investment           5,000,000           --
                                              -----------  -----------
      Net cash used in investing activities   (18,305,966)  (8,761,997)
                                              -----------  -----------

Cash flows from financing activities:
  Principal payments on long-term debt and
   capital lease obligations                      (45,799)     (53,941)
  Dividends paid on common stock               (1,454,509)  (1,454,251)
                                              -----------  -----------
      Net cash used in financing activities    (1,500,308)  (1,508,192)
                                              -----------  -----------
      Net increase (decrease) in cash and
       cash equivalents                        (3,689,871)     763,324
Cash and cash equivalents at beginning of
  period                                       27,496,057   18,849,623
                                              -----------  -----------
Cash and cash equivalents at end of
  period                                 $     23,806,186   19,612,947
                                              ===========  ===========
Cash paid for interest                   $          8,291        7,349
                                              ===========  ===========
Cash paid (refunded) for income taxes    $       (268,213)    (190,382)
                                              ===========  ===========

  See accompanying notes to consolidated financial statements.

                        TOTAL SYSTEM SERVICES, INC.
               Notes to Consolidated Financial Statements
                             (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc. [service mark] (TSYS [registered mark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company [service mark] (CDEC [service mark]), Mailtek, Inc. [service mark] (Mailtek), Lincoln Marketing, Inc. [service mark] (LMI) and Columbus Productions, Inc. [service mark] (CPI). The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1996 annual report previously filed on Form 10-K.

Note 2 - Supplementary Balance Sheet Information

     A significant component of other assets included in the consolidated balance sheets at March 31, 1997, and December 31, 1996, is contract acquisition costs, net, of $30,832,000 and $21,077,140, respectively. Also included in other assets are investments in joint ventures of $15,364,766 and $15,347,876 at March 31, 1997, and December 31, 1996, respectively. Included in other current liabilities at March 31, 1997, and December 31, 1996, are reserves of $4,076,011 and $3,576,011, respectively, to cover transaction processing provisions.

                         TOTAL SYSTEM SERVICES, INC.
        Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the quarters ended March 31:


                                Percentage of       Percentage Change
                                Total Revenues      in Dollar Amounts
                                --------------      -----------------
                                1997      1996        1997 vs 1996
                                ----      ----        ------------
Revenues:
  Bankcard data processing
   services                     89.6%     88.3%           18.7%
  Other services                10.4      11.7             3.3
                               -----     -----
    Total revenues             100.0     100.0            16.9
                               -----     -----
Expenses:
  Salaries and other
   personnel expense            44.4      40.9            27.0
  Net occupancy and
   equipment expense            27.5      26.6            20.6
  Other operating expenses      15.1      21.4           (17.5)
                               -----     -----
    Total operating expenses    87.0      88.9            14.4
                               -----     -----
Equity in income of joint
  ventures                       2.1       1.0              nm
                               -----     -----
    Operating income            15.1      12.1            46.8

Nonoperating income              0.6       0.6             6.5
                               -----     -----
    Income before income taxes  15.7      12.7            44.9

Income taxes                     5.5       4.3            49.3
                               -----     -----
Net income                      10.2%      8.4%           42.7%
                               =====     =====
nm - not meaningful

     Total revenues increased $12.0 million, or 16.9%, during the three months ended March 31, 1997, compared to the same period in 1996.

     Revenues from bankcard data processing services increased $11.8 million, or 18.7% in the three months ended March 31, 1997, compared to the same period in 1996. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. During the first quarter of 1997, TSYS converted approximately 3.5 million new cardholder accounts to TS2. Net internal growth of existing customers accounted for approximately 1.6 million additional cardholder accounts. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

     Average cardholder accounts on file for the three months ended March 31, 1997, were 81.0 million, an increase of approximately 26% over the average of
64.3 million for the same period in 1996. Cardholder accounts on file at March 31, 1997, were 84.5 million, a 29.9% increase over the 65.1 million accounts on file at March 31, 1996.

     During the first quarter of 1997, TSYS successfully completed the conversions of all of Bank of America's cardholder accounts to TS2. Near the end of the first quarter of 1997, TSYS announced an extension of its long-term processing contract with NationsBank, a major customer, to the year 2005.

     The joint venture between TSYS and Visa U.S.A., known as Vital Processing Services L.L.C. ("Vital"), became operational on May 1, 1996. Vital merged TSYS' back-office merchant processing and Visa's Merchant Bank Services' point-of-sale processing operations. On TSYS' consolidated income statement, the results of operations of the joint venture subsequent to April 30, 1996, are included in equity in the income of joint ventures. The change in classification of the Company's revenues and expenses from its merchant operations to an equity interest in the Vital joint venture, effective May 1, 1996, affects the comparability between periods presented in the Company's income statements.

     A significant amount of the Company's revenues is derived from certain major customers who are processed under long-term contracts. For the three months ended March 31, 1997 and 1996, two customers accounted for approximately 27% and 32% of total revenues, respectively. As a result, the loss of one of the Company's major customers could have a material adverse effect on the Company's financial condition and results of operations.

     Total operating expenses increased 14.4% for the three months ended March 31, 1997, compared to the same period in 1996. Increases in expenses are primarily reflected in salaries and personnel expense and in occupancy and equipment expense.

     Employment expenses increased 27.0% for the three months ended March 31, 1997, compared to the same period in 1996. The average number of employees in the first quarter of 1997 increased to 2,711, a 16.3% increase over the 2,332 in the same period in

1996. In March 1997, the first class in the Intellectual Capital Partnership Program completed the accelerated applied computer science course that is designed to help educate sufficient numbers of professionals to accommodate a need in the mainframe computing industry.  All 80 members of this class
became full-time employees of TSYS.   In addition to the growth in number of
employees, the increase in employment expenses is attributable to normal salary increases and related employee benefits. Nonemployee compensation, primarily temporary help and contract programmers, increased $448,000, or 23.8%, for the three months ended March 31, 1997, compared to the same period in 1996; nonemployee compensation is included in employment expenses. At April 30, 1997, TSYS had 2,785 full-time and 70 part-time employees.

     Net occupancy and equipment expense was up 20.6% for the first quarter of 1997, over the same period in 1996. Equipment and software rentals, the largest components of occupancy and equipment expense, increased $2.3 million, or 23.5%, in the first quarter of 1997, compared to the same period in 1996. Due to rapidly changing technology in computer equipment, TSYS fills a substantial portion of its equipment needs through operating leases. Computer upgrades and other additional equipment were leased subsequent to the first quarter of 1996 to accomodate increased volumes due to growth in the number of accounts being processed.

     Other operating expenses decreased 17.5% for the three months ended March 31, 1997, compared to the same period in 1996. Management fees totaling $2.3 million were paid to affiliated companies for various services in the three months ended March 31, 1997, compared to $2.4 million for the same period in 1996. Factors contributing to the decrease in other expenses in the first quarter of 1997 were a significant reduction in the use of outside professional services as well as a decrease in provisions for processing commitments, compared to the first quarter of 1996.

     TSYS' share of income from its equity in joint ventures was $1.8 million and $710,000 for the first quarter of 1997 and 1996, respectively. TSYS has a 49% and 50% interest, respectively, in Total System Services de Mexico, S.A. de C.V. and Vital Processing Services L.L.C. Vital became operational May 1, 1996.

     The Mexican economy continues to stabilize relative to 1996; however, there remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest expense of $15,596 and $15,373 and interest income of $452,289 and $297,097 for the first quarters of 1997 and 1996, respectively. Although the Company has not yet finalized the financing of its new real estate development projects, financing costs will likely increase in 1997. The increase in interest income is the result of
fluctuations  in  cash  available  for   investment  and  short-term
interest rates. Additionally, in the third quarter of 1996, $5.0 million was invested in a six-month certificate of deposit at a higher rate of interest; the certificate of deposit was redeemed at maturity in March 1997.

     TSYS' effective income tax rate for the first quarter of 1997 was 34.7%, compared to 33.7% for the same period in 1996. The increase in TSYS' effective tax rate is primarily due to increases in the Company's effective state income tax rates.


Liquidity and Capital Resources

     During the first quarter of 1997, TSYS purchased property and equipment
of $4.0 million.   Computer software increased during the first quarter
by $6.5 million; additions primarily consisted of purchased software. Dividends on common stock of $1.5 million were paid in the first quarter of 1997. Also, in the first quarter of 1997, $14.6 million was invested in contract acquisition costs.

     TSYS formally unveiled the design plan for its proposed corporate campus at a press conference following a preview of the design at its annual shareholder meeting on April 14, 1997. The campus will serve as the Company's corporate headquarters and will house administrative, client contact and programming team members and will allow for significant growth. Construction of the first phase is scheduled to begin July 1, 1997, or at such time as the land is available. Also, TSYS plans to expand its operations center in 1997. This expansion will include space for the card production services now located in downtown Columbus, as well as additional space for statement printing and data processing functions. Preliminary cost estimates for these construction projects, while not finalized, are expected to be $50-100 million. In addition, a building will be constructed on the north Columbus site to
serve as LMI's headquarters.   Financing for these projects is expected to be
through the internal generation of funds and the use of funds from external sources, possibly through the issuance of industrial revenue bonds.

     TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity securities and/or industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.9:1. At March 31, 1997, TSYS had working capital of $43.5 million compared to $46.2 million at December 31, 1996.

                         TOTAL SYSTEM SERVICES, INC.
                         Part II - Other Information
                  Item 6 - Exhibits and Reports on Form 8-K


a)  Exhibits

 (11) - Statement re Computation of Per Share Earnings

 (27) - Financial Data Schedule (For SEC use only)

b)  Forms 8-K filed since year-end 1996

 1.  The report dated April 20, 1997, included the following important event:

         On April 2, 1997, Total System Services, Inc. ("Registrant") announced an extension to the long-term contract with Charlotte, North Carolina-based NationsBank to continue processing its credit card portfolio until 2005.

                       TOTAL SYSTEM SERVICES, INC.
                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TOTAL SYSTEM SERVICES, INC.

Date:  May 13, 1997                         by:  /s/ Richard W. Ussery
                                                 ---------------------------
                                                 Richard W. Ussery
                                                 Chairman of the Board and
                                                   Chief Executive Officer

Date:  May 13, 1997                         by:  /s/ James B. Lipham
                                                 ---------------------------
                                                 James B. Lipham
                                                 Chief Financial Officer