Form 10-Q
period 1997-06-30
TOTAL SYSTEM SERVICES INC
filed 1997-08-13
CIK 721683

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                               ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------
Commission  file number                        1-10254
                        -------------------------------------------------------
                           Total System Services, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                                     58-1493818
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        1200 Sixth Avenue, Post Office Box 1755, Columbus, Georgia 31902
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (706) 649-2310
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Securities   Exchange  Act  of  1934  subsequent  to  the  distribution  of securities under a plan confirmed by a court.
                                                       Yes  [    ]  No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                    OUTSTANDING AS OF    August  13, 1997
--------------------------------         --------------------------------------
 Common Stock, $.10 par value                                       129,312,380

                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                              Page
                                                                             Number
Part I.  Financial Information

            Item 1.  Financial Statements

                        Consolidated Balance Sheets - June 30, 1997 and
                             December 31, 1996 .............................    3

                        Consolidated Statements of Income - Three months and
                             Six months ended June 30, 1997 and 1996 .......    4

                        Consolidated Statements of Cash Flows - Six months
                             ended June 30, 1997 and 1996 ..................    6

                        Notes to Consolidated Financial Statements .........    7

            Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations ...........    9


Part II.  Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders ...   15

            Item 6
                     (a) Exhibits ..........................................   16

                     (b) Reports on Form 8-K ...............................   16


Signatures .................................................................   17


                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                 June 30,        December 31,
                                                                                  1997               1996
----------------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $27.3 million and $25.1 million
       on deposit with a related party at 1997 and 1996, respectively) ...   $  29,890,350       27,496,057
  Short-term investments with a related party ............................              --        5,000,000
  Accounts receivable, net of allowance for doubtful accounts
       of $710,000 and $704,000 at 1997 and 1996, respectively ...........      62,907,434       59,202,399
  Prepaid expenses and other current assets ..............................      14,319,067        6,624,482
                                                                             -------------    -------------
          Total current assets ...........................................     107,116,851       98,322,938
Property and equipment, less accumulated depreciation and
   amortization of $64.4 million and $58.4 million at 1997 and
   1996, respectively ....................................................      65,912,330       62,955,926
Computer software, less accumulated amortization of
   $29.9 million and $24.7 million at 1997 and 1996, respectively ........      43,446,624       39,720,484
Other assets .............................................................      49,119,589       45,759,735
                                                                             -------------    -------------
          Total  assets ..................................................   $ 265,595,394      246,759,083
                                                                             =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .......................................................   $   7,959,381        4,695,970
     Accrued salaries and related liabilities ............................       5,395,417        6,422,199
  Accrued employee benefits ..............................................      10,127,644       14,590,362
  Current portion of long-term debt and obligations under
   capital leases ........................................................       1,125,801          201,274
  Other current liabilities (includes $1.5 million payable to
   related parties at 1997 and 1996) .....................................      31,755,723       26,195,540
                                                                             -------------    -------------
          Total  current liabilities .....................................      56,363,966       52,105,345
Long-term debt and obligations under capital leases,
  excluding current portion ..............................................         423,931          474,513
Deferred income taxes ....................................................      13,968,170       15,301,478
                                                                             -------------    -------------
          Total  liabilities .............................................      70,756,067       67,881,336
                                                                             -------------    -------------
Shareholders' equity:
  Common stock - $.10  par  value. Authorized 300,000,000 shares;
    129,484,480 and 129,483,522 issued at 1997 and 1996, respectively;
    129,300,680 and 129,289,680 outstanding at 1997 and 1996, respectively      12,948,352       12,948,352
  Additional paid-in capital .............................................       5,740,637        5,353,972
  Treasury stock, at cost ................................................        (447,763)        (473,544)
  Cumulative currency translation adjustments ............................      (1,178,182)      (1,178,182)
  Retained earnings ......................................................     177,776,283      162,227,149
                                                                             -------------    -------------
          Total  shareholders' equity ....................................     194,839,327      178,877,747
                                                                             -------------    -------------
          Total  liabilities and shareholders' equity ....................   $ 265,595,394      246,759,083
                                                                             =============    =============

See accompanying notes to consolidated financial statements.


                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended
                                                                                            June 30,
                                                                                -------------------------------
                                                                                       1997             1996
---------------------------------------------------------------------------------------------------------------

Revenues:
   Bankcard data processing services (includes $7.6 million and $6.1 million
       from related parties for 1997 and 1996, respectively) .................   $  80,910,810       65,971,311
   Other services ............................................................       8,825,997        8,518,076
                                                                                 -------------    -------------
       Total revenues ........................................................      89,736,807       74,489,387
                                                                                 -------------    -------------

Expenses:
   Salaries and other personnel expense ......................................      37,833,800       31,386,559
   Net occupancy and equipment expense .......................................      24,856,038       20,165,536
   Other operating expenses (includes $2.7 million and $1.9 million to related
       parties for 1997 and 1996, respectively) ..............................      14,141,205       12,947,404
                                                                                 -------------    -------------
        Total operating expenses .............................................      76,831,043       64,499,499
                                                                                 -------------    -------------

Equity in income of joint ventures ...........................................       2,164,957        1,663,393
                                                                                 -------------    -------------

        Operating income .....................................................      15,070,721       11,653,281
                                                                                 -------------    -------------

Nonoperating income:
   Gain (loss) on disposal of equipment, net .................................         (25,677)          97,148
   Interest income, net (includes $381,000 and $287,000 from a related party
     for 1997 and 1996, respectively) ........................................         490,599          289,573
                                                                                 -------------    -------------

        Total nonoperating income ............................................         464,922          386,721
                                                                                 -------------    -------------

        Income before income taxes ...........................................      15,535,643       12,040,002

Income taxes .................................................................       5,594,198        4,139,885
                                                                                 -------------    -------------

        Net income ...........................................................   $   9,941,445        7,900,117
                                                                                 =============    =============

        Net income  per share ................................................   $         .08              .06
                                                                                 =============    =============

Weighted average shares outstanding ..........................................     129,289,801      129,288,722
                                                                                 =============    =============

Cash dividends per common share ..............................................   $        .012             .012
                                                                                 =============    =============



See accompanying notes to consolidated financial statements.


                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------
                                                                                           Six months ended
                                                                                              June 30,
                                                                                  -------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------   --------------

Revenues:
   Bankcard data processing services (includes $14.3 million and $11.1 million
       from related parties for 1997 and 1996, respectively) ..................$     155,417,111      128,721,053
   Other services ..............................................................      17,456,170       16,870,313
                                                                                   -------------    -------------
       Total revenues ..........................................................     172,873,281      145,591,366
                                                                                   -------------    -------------
Expenses:
   Salaries and other personnel expense ........................................      74,771,814       60,479,646
   Net occupancy and equipment expense .........................................      47,696,344       39,111,484
   Other operating expenses (includes $5.0 million and $4.3 million to related
       parties for 1997 and 1996, respectively) ................................      26,674,405       28,141,053
                                                                                   -------------    -------------
        Total operating expenses ...............................................     149,142,563      127,732,183
                                                                                   -------------    -------------

Equity in income of joint ventures .............................................       3,934,408        2,373,826
                                                                                   -------------    -------------

        Operating income .......................................................      27,665,126       20,233,009
                                                                                   -------------    -------------

Nonoperating income:
   Gain (loss) on disposal of equipment, net ...................................         (10,930)         239,352
   Interest income, net (includes $802,000 and $555,000 from a related party
     for 1997 and 1996, respectively) ..........................................         927,292          571,297
                                                                                   -------------    -------------

        Total nonoperating income ..............................................         916,362          810,649
                                                                                   -------------    -------------

        Income before income taxes .............................................      28,581,488       21,043,658

Income taxes ...................................................................      10,123,336        7,174,327
                                                                                   -------------    -------------

        Net income .............................................................   $  18,458,152       13,869,331
                                                                                   =============    =============

        Net income  per share ..................................................   $         .14              .11
                                                                                   =============    =============

Weighted average shares outstanding ............................................     129,289,741      129,285,341
                                                                                   =============    =============

Cash dividends per common share ................................................   $        .023             .023
                                                                                   =============    =============



See accompanying notes to consolidated financial statements


                           TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                           Six months ended
                                                                June 30,
                                                      --------------------------
                                                          1997            1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income ...................................... $18,458,152     13,869,331
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of joint ventures ..........  (3,934,408)    (2,373,826)
       Depreciation and amortization ...............  14,498,177     11,321,549
       Provision for doubtful accounts .............      34,000         60,000
       Deferred income tax benefit .................  (1,333,308)      (480,900)
       (Gain) loss on disposal of equipment, net ...      10,930       (239,352)
   (Increase) decrease in:
      Accounts receivable ..........................  (3,739,035)      (234,064)
      Prepaid expenses and other assets ............   1,707,885     (2,252,677)
   Increase (decrease) in:
      Accounts payable .............................   3,263,411      2,957,590
      Accrued expenses and other current liabilities   1,223,113      4,772,399
                                                     -----------    -----------
           Net cash provided by operating activities  30,188,917     27,400,050
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment ..............  (9,163,208)   (11,614,333)
   Additions to computer software ..................  (9,451,271)    (3,432,247)
   Proceeds from disposal of equipment .............      30,267        352,771
   Investment in joint ventures ....................        --       (2,081,379)
   Dividends received from joint ventures ..........   3,252,561           --
   Additions to contract acquisition costs ......... (15,460,901)    (2,944,080)
   Redemption of short-term investment .............   5,000,000           --
                                                     -----------    -----------
           Net cash used in investing activities ... (25,792,552)   (19,719,268)
                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt .......     959,741           --
   Principal payments on long-term debt and
     capital lease obligations .....................     (85,795)      (109,349)
   Proceeds from exercise of stock options .........      33,000           --
   Dividends paid on common stock ..................  (2,909,018)    (2,908,749)
                                                     -----------    -----------
           Net cash used in financing activities ...  (2,002,072)    (3,018,098)
                                                     -----------    -----------
           Net increase in cash and cash equivalents   2,394,293      4,662,684
Cash and cash equivalents at beginning of period ...  27,496,057     18,849,623
                                                     -----------    -----------
Cash and cash equivalents at end of period .........$ 29,890,350     23,512,307
                                                     ===========    ===========

Cash paid for interest (net of capitalized amounts)$     10,300         12,884
                                                     ===========    ===========

Cash paid (refunded) for income taxes ..............$  9,056,290      7,447,716
                                                     ===========    ===========



See accompanying notes to consolidated financial statements.

                           TOTAL SYSTEM SERVICES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.[registered service mark] (TSYS[registered service mark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company [service mark](CDEC [service mark]), Mailtek, Inc.[service mark] (Mailtek), Lincoln Marketing, Inc.[service mark] (LMI) and Columbus Productions, Inc.[service mark] (CPI). The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1996 annual report previously filed on Form 10-K.

     Certain reclassifications have been made to the 1996 financial statements to conform to the presentation adopted in 1997.

Note 2 - Supplementary Balance Sheet Information

     A significant component of other assets included in the consolidated balance sheets at June 30, 1997, and December 31, 1996, is contract acquisition costs, net, of $27,902,882 and $21,077,140, respectively. Also included in other assets are investments in joint ventures of $16,029,724 and $15,347,876 at June 30, 1997, and December 31, 1996, respectively. Included in other current liabilities at June 30, 1997, and December 31, 1996, are reserves of $4,301,285 and $3,576,011, respectively, to cover transaction processing provisions.

Note 3 - Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company.

     This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. TSYS does not believe the adoption of SFAS No. 128 will have a significant impact on the Company's reported EPS.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. TSYS does not expect that SFAS No. 129 will require significant revision of prior disclosures since SFAS No. 129 lists required disclosures that had been included in a number of previously existing separate statements or opinions.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. TSYS' financial statements will include the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 beginning in the first quarter of 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. TSYS does not expect that SFAS No. 131 will require significant revision of prior disclosures.

                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30:


                                             Percentage of   Percentage Change
                                            Total Revenues   in Dollar Amounts
                                            1997     1996      1997 vs 1996
Revenues:
  Bankcard data processing services ..      90.2%    88.6%         22.6%
  Other services .....................       9.8     11.4           3.6
                                           -----    -----
      Total revenues .................     100.0    100.0          20.5
                                           -----    -----
Expenses:
  Salaries and other personnel expense      42.2     42.1          20.5
  Net occupancy and equipment expense       27.7     27.1          23.3
  Other operating expenses ...........      15.7     17.4           9.2
                                           -----    -----
      Total operating expenses .......      85.6     86.6          19.1
                                           -----    -----
Equity in income of joint ventures ...       2.4      2.2          30.2
                                           -----    -----
    Operating income .................      16.8     15.6          29.3

Nonoperating income ..................       0.5      0.6          20.2
                                           -----    -----
      Income before income taxes .....      17.3     16.2          29.0

Income taxes .........................       6.2      5.6          35.1
                                           -----    -----
Net income ...........................      11.1%    10.6%         25.8%
                                           =====    =====

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30:

                                            Percentage of      Percentage Change
                                            Total Revenues     in Dollar Amounts
                                            1997     1996        1997 vs 1996
Revenues:
  Bankcard data processing services ..      89.9%    88.4%           20.7%
  Other services .....................      10.1     11.6             3.5
                                           -----    -----
      Total revenues .................     100.0    100.0            18.7
                                           -----    -----
Expenses:
  Salaries and other personnel expense      43.3     41.5            23.6
  Net occupancy and equipment expense       27.6     26.9            21.9
  Other operating expenses ...........      15.4     19.3            (5.2)
                                           -----    -----
      Total operating expenses .......      86.3     87.7            16.8
                                           -----    -----
Equity in income of joint ventures ...       2.3      1.6            65.7
                                           -----    -----
    Operating income .................      16.0     13.9            36.7

Nonoperating income ..................       0.5      0.6            13.0
                                           -----    -----
      Income before income taxes .....      16.5     14.5            35.8

Income taxes .........................       5.8      5.0            41.1
                                           -----    -----
Net income ...........................      10.7%     9.5%           33.1%
                                           =====    =====

     Total revenues increased $15.2 million, or 20.5%, and $27.3 million, or 18.7%, during the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

     Revenues from bankcard data processing services increased $14.9 million or 22.6%, and $26.7 million, or 20.7%, in the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. During the first six months of 1997, TSYS converted approximately 4.2 million new cardholder accounts to TS2[registered service mark], bringing the total number of accounts on TS2 to more than 11.0 million. Internal growth of existing customers accounted for approximately 4.8 million additional cardholder accounts. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

     Average cardholder accounts on file for the three months ended June 30, 1997, were 87.2 million, an increase of approximately 25.4% over the average of
69.5 million for the same period in 1996. For the first six months of 1997, average cardholder accounts were 84.8 million, a 25.3% increase over the 67.7 million cardholder accounts for the same period last year. Cardholder accounts on file at June 30, 1997, were 88.5 million, a 21.0% increase over the 73.2 million accounts on file at June 30, 1996.

     During the first quarter of 1997, TSYS successfully completed the conversion of Bank of America's remaining cardholder accounts to TS2. Near the end of the first quarter of 1997, TSYS announced an extension of its long-term processing contract with NationsBank, a major customer, to the year 2005.

     The joint venture between TSYS and Visa U.S.A., known as Vital Processing Services L.L.C. ("Vital"), became operational on May 1, 1996. Vital merged TSYS' back-office merchant processing and Visa's Merchant Bank Services' point-of-sale processing operations. On TSYS' consolidated statements of income, the results of operations of the joint venture subsequent to April 30, 1996, are included in equity in the income of joint ventures. The change in classification of the Company's revenues and expenses from its merchant operations to an equity interest in the Vital joint venture, effective May 1, 1996, affects the comparability between periods presented in the Company's consolidated statements of income.

     A significant amount of the Company's revenues is derived from certain major customers who are processed under long-term contracts. For the three months and six months ended June 30, 1997, two customers accounted for approximately 26% and 27% of total revenues, respectively, compared to 29% and 30% for the same periods in 1996. As a result, the loss of one of the Company's major customers could have a material adverse effect on the Company's financial condition and results of operations.

     Total operating expenses increased 19.1% and 16.8% for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The increase in operating expenses is attributable to increases in salaries and personnel expense and in net occupancy and equipment expense.

     Employment expenses increased 20.5% and 23.6% for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The average number of employees in the second quarter of 1997 increased to 2,836, a 14.0% increase over the 2,488 in the same period in 1996. For the first six months of 1997, the average number of employees was 2,773, a 15.2% increase over the 2,408 for the same period last year. In addition to the growth in number of employees, the increase in employment expenses is attributable to normal salary increases and related employee benefits. At July 31, 1997, TSYS had 2,877 full-time and 141 part-time employees.

     In March 1997, the first class in the Intellectual Capital Partnership Program ("ICAPP") completed the accelerated applied computer science course that is designed to help educate sufficient numbers of professionals to accommodate a need for programmers in the mainframe computing industry. A second class completed the six-month ICAPP course in June 1997. Approximately 140 graduates of these two classes are now full-time employees of TSYS. Currently, a new ICAPP class is beginning each quarter. Additionally, a similar course for non-programmers, called Business Technical Program, has been instituted to train business analysts, project analysts and other technical personnel.

     Net occupancy and equipment expense was up 23.3% and 21.9% for the three and six months ended June 30, 1997, respectively, over the same periods in 1996. Equipment and software rentals, the largest components of occupancy and equipment expense, net, increased $2.6 million, or 24.7%, in the second quarter of 1997, compared to the same period in 1996. For the first six months of 1997, equipment and software rentals increased $4.9 million, or 24.2%, over the same period in 1996. Due to rapidly changing technology in computer equipment, TSYS fills a substantial portion of its equipment needs through operating leases. Computer upgrades and other additional equipment were leased subsequent to the second quarter of 1996 to accommodate increased volumes due to growth in the number of accounts being processed. Repairs and maintenance, another component of net occupancy and equipment expense, increased $600,000 and $1.2 million for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. These increases can be attributed to the expiration of warranties on major computer equipment.

     Other operating expenses increased 9.2% and decreased 5.2% for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The growth in expenses for the second quarter of 1997 are primarily due to increased travel and other business development costs associated with exploring new business opportunities. The decrease in other operating expenses for the first six months of 1997 is the result of a significant reduction in the use of outside professional services, as well as a decrease in provisions for processing commitments.

     TSYS' share of income from its equity in joint ventures was $2.2 million and $1.7 million for the second quarters of 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, the Company's equity in income of its joint ventures was $3.9 million and $2.4 million, respectively. TSYS has a 49% and 50% interest, respectively, in Total System Services de Mexico, S.A. de C.V. ("TSYS de Mexico") and Vital Processing Services L.L.C. Vital became operational May 1, 1996. With respect to TSYS de Mexico, the Mexican economy continues to stabilize relative to 1996; however, there remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest expense of $35,317 and $14,284 and interest income of $525,916 and $303,857 for the second quarters of 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, respectively, interest expense was $50,913 and $29,657, and interest income was $978,205 and $600,954. Although the Company has not yet finalized the financing of its new real estate development projects, financing costs will likely increase in the second half of 1997 over comparable periods in 1996. The increase in interest income is the result of fluctuations in cash available for investment and short-term interest rates. Additionally, in the third quarter of 1996, $5.0 million was invested in a six-month certificate of deposit at a higher rate of interest; the certificate of deposit was redeemed at maturity in March 1997.

     Operating income increased 29.3% and 36.7% for the three and six months ended June 30, 1997, respectively, over the same periods in 1996. These increases are primarily due to growth in revenues combined with lower expenses attributable to improved expense control.

     TSYS' effective income tax rate for the second quarter of 1997 was 36.0%, compared to 34.4% for the same period in 1996. For the six months ended June 30, 1997, the effective tax rate was 35.4%, compared to 34.1% for the same period in 1996. The increase in TSYS' effective tax rate is primarily due to uncertainties in the Company's income tax environment.


Liquidity and Capital Resources

     During the second quarter of 1997, TSYS purchased property and equipment of $5.2 million for total purchases of $9.2 million for the first six months of 1997. Computer software increased during the second quarter by $3.0 million, bringing the total additions for 1997 to $9.5 million; additions primarily consisted of purchased software. Dividends on common stock of $1.5 million were paid in the second quarter of 1997, bringing the total dividends paid to $2.9 million. Also, in the second quarter of 1997, $850,000 was invested in contract acquisition costs for a total of $15.5 million invested in 1997.

     TSYS formally unveiled the design plan for its proposed corporate campus at a press conference following a preview of the design at its annual shareholders' meeting on April 14, 1997. The campus will serve as the Company's corporate headquarters and will house administrative, client contact and programming team members and will allow for significant growth. Development is scheduled to begin in the third quarter of 1997. Also, TSYS plans to begin expansion of its operations center in 1997. This expansion will include space for the card production services now located in downtown Columbus, as well as additional space for statement printing and data processing functions. In addition, a building will be constructed on the north Columbus site to serve as LMI's headquarters. Preliminary cost estimates for these construction projects, while not finalized, are expected to be approximately $100 million. Financing for these projects is expected to be through external sources as well as through the internal generation of funds.

     TS2 was designed to be year 2000 compliant, and the Company is continuing its ongoing project to ensure that its other processing systems are year 2000 compliant. The modification phase of the project is expected to be completed in the fourth quarter of 1998, with the testing phase to be performed in 1999. TSYS will primarily utilize existing internal resources, mainly employees, to complete the task, and the cost is not expected to be material to TSYS' results of operations.

     TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.9:1. At June 30, 1997, TSYS had working capital of $50.8 million compared to $46.2 million at December 31, 1996.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information
          Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 14, 1997. Voted on at the meeting was the election of Class II directors. Following is a tabulation of votes for each nominee:

                                                      WITHHELD
                                                     AUTHORITY
         NOMINEE                     VOTES FOR        TO VOTE

         James H. Blanchard .....   125,250,852        24,009

         Richard Y. Bradley .....   125,216,001        58,860

         Gardiner W. Garrard, Jr    125,249,691        25,170

         John P. Illges, III ....   125,221,389        53,472

         W. Walter Miller, Jr ...   125,249,258        25,603

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information
                    Item 6 - Exhibits and Reports on Form 8-K


a)  Exhibits

     (11) - Statement re Computation of Per Share Earnings

     (27) - Financial Data Schedule (For SEC use only)

b)  Forms 8-K filed during the quarter ended June 30, 1997

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

                                                     TOTAL SYSTEM SERVICES, INC.

Date:  August 13, 1997                               by:  /s/ Richard W. Ussery
                                                        -----------------------
                                                        Richard W. Ussery
                                                        Chairman of the Board
                                                         and Chief Executive
                                                         Officer

Date:  August 13, 1997                               by:  /s/ James B. Lipham
                                                        -----------------------
                                                        James B. Lipham
                                                        Chief Financial Officer