Form 10-Q
period 1997-09-30
TOTAL SYSTEM SERVICES INC
filed 1997-11-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                              ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------------------------------


Commission  file number                       1-10254
                       ----------------------------------------------------

                          Total System Services, Inc.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Georgia                                                  58-1493818
---------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

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


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

CLASS                                       OUTSTANDING AS OF November 13, 1997
----------------------------                -----------------------------------
Common Stock, $.10 par value                              129,326,275

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                          Page
                                                                         Number
                                                                        --------

Part I. Financial Information

       Item 1. Financial Statements

              Consolidated Balance Sheets - September 30, 1997 and
                  December 31, 1996 .......................................    3

              Consolidated Statements of Income - Three months and
                  nine months ended September 30, 1997 and 1996 ...........    4

              Consolidated Statements of Cash Flows - Nine months
                  ended September 30, 1997 and 1996 .......................    6

              Notes to Consolidated Financial Statements ..................    7

       Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................    9

Part II. Other Information

       Item 6.(a) Exhibits ................................................   15

              (b) Reports on Form 8-K .....................................   15

Signatures ................................................................   16

                                     - 2 -

                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                          September 30,     December 31,
                                                                               1997             1996
---------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents (includes $36.8 million and $25.1 million
    on deposit with a related party at 1997 and 1996, respectively) .   $  39,998,737       27,496,057
  Short-term investments with a related party .......................              --        5,000,000
  Accounts receivable, net of allowance for doubtful accounts of
    $738,000 and $704,000 at 1997 and 1996, respectively ............      66,402,321       59,044,530
  Prepaid expenses and other current assets .........................      18,992,493        6,839,231
                                                                        -------------    -------------
      Total current assets ..........................................     125,393,551       98,379,818
Property and equipment, less accumulated depreciation and
  amortization of $66.6 million and $58.4 million at 1997 and
  1996, respectively ................................................      66,825,159       62,899,046
Computer software, less accumulated amortization of
  $31.2 million and $24.7 million at 1997 and 1996, respectively ....      41,118,617       39,720,484
Other assets ........................................................      50,926,137       45,759,735
                                                                        -------------    -------------
      Total assets ..................................................   $ 284,263,464      246,759,083
                                                                        =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ..................................................   $   9,679,616        4,688,469
  Accrued salaries and related liabilities ..........................       5,317,173        6,422,199
  Accrued employee benefits .........................................      13,193,815       14,590,362
  Current portion of long-term debt and obligations under
    capital leases (includes $3.1 million and $0 payable to a
     related party at 1997 and 1996, respectively) ..................       3,258,789          201,274
  Other current liabilities (includes $1.2 million payable
     to related parties at 1997 and 1996) ...........................      32,320,667       26,203,041
                                                                        -------------    -------------
      Total current liabilities .....................................      63,770,060       52,105,345
Long-term debt and obligations under capital leases,
    excluding current portion .......................................         401,712          474,513
Deferred income taxes ...............................................      13,319,462       15,301,478
                                                                        -------------    -------------
      Total liabilities .............................................      77,491,234       67,881,336
                                                                        -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 129,483,522 issued at 1997 and 1996,
      respectively; 129,316,480 and 129,289,680 outstanding
     at 1997 and 1996, respectively .................................      12,948,352       12,948,352
  Additional paid-in capital ........................................       5,865,912        5,353,972
  Treasury stock, at cost ...........................................        (410,731)        (473,544)
  Cumulative currency translation adjustments .......................      (1,178,182)      (1,178,182)
  Retained earnings .................................................     189,546,879      162,227,149
                                                                        -------------    -------------
      Total shareholders' equity ....................................     206,772,230      178,877,747
                                                                        -------------    -------------
      Total liabilities and shareholders' equity ....................   $ 284,263,464      246,759,083
                                                                        =============    =============


See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                            Three months ended
                                                                               September 30,
                                                                --------------------------------------
                                                                             1997           1996
------------------------------------------------------------------------------------------------------
Revenues
  Bankcard data processing services (includes $7.7 million and
    $6.8 million from related parties for 1997 and 1996, respectively)   $ 82,705,215     72,197,557
  Other services .....................................................      9,429,762      7,981,097
                                                                         ------------   ------------
      Total revenues .................................................     92,134,977     80,178,654
                                                                         ------------   ------------

Expenses
  Salaries and other personnel expense ...............................     36,505,667     31,385,770
  Net occupancy and equipment expense ................................     24,373,829     22,049,463
  Other operating expenses (includes $2.7 million and $2.5 million
    to related parties for 1997 and 1996, respectively) ..............     14,568,649     12,137,859
                                                                         ------------   ------------
      Total expenses .................................................     75,448,145     65,573,092
                                                                         ------------   ------------

Equity in income of joint ventures ...................................      2,226,190      2,663,249
                                                                         ------------   ------------

      Operating income ...............................................     18,913,022     17,268,811
                                                                         ------------   ------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net ..........................         12,533       (181,193)
  Interest income, net (includes $577,000 and $338,000 from a related
    party for 1997 and 1996, respectively) ...........................        615,390        346,759
                                                                         ------------   ------------
      Total nonoperating income ......................................        627,923        165,566
                                                                         ------------   ------------

      Income before income taxes .....................................     19,540,945     17,434,377

Income taxes .........................................................      6,315,550      6,087,467
                                                                         ------------   ------------

      Net income .....................................................   $ 13,225,395     11,346,910
                                                                         ============   ============

      Net income per share ...........................................   $        .10            .09
                                                                         ============   ============

Weighted average shares outstanding ..................................    129,311,520    129,289,565
                                                                         ============   ============

Cash dividends per common share ......................................   $       .011           .011
                                                                         ============   ============

See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                               Nine months ended
                                                                                 September 30,
                                                                       ----------------------------------
                                                                               1997            1996
---------------------------------------------------------------------------------------------------------
Revenues:
  Bankcard data processing services (includes $21.4 million and
    $17.8 million from related parties for 1997 and 1996, respectively) .   $238,122,326    200,918,610
  Other services ........................................................     26,885,932     24,851,410
                                                                            ------------   ------------
      Total revenues ....................................................    265,008,258    225,770,020
                                                                            ------------   ------------

Expenses:
  Salaries and other personnel expense ..................................    111,277,481     91,865,416
  Net occupancy and equipment expense ...................................     72,070,173     61,160,947
  Other operating expenses (includes $7.7 million and $7.3 million
    to related parties for 1997 and 1996, respectively) .................     41,243,054     40,278,912
                                                                            ------------   ------------
      Total expenses ....................................................    224,590,708    193,305,275
                                                                            ------------   ------------

Equity in income of joint ventures ......................................      6,160,598      5,037,075
                                                                            ------------   ------------

      Operating income ..................................................     46,578,148     37,501,820
                                                                            ------------   ------------

Nonoperating income:
  Gain on disposal of equipment, net ....................................          1,603         58,159
  Interest income, net (includes $1.4 million and $893,000 from a related
    party for 1997 and 1996, respectively) ..............................      1,542,682        918,056
                                                                            ------------   ------------
      Total nonoperating income .........................................      1,544,285        976,215
                                                                            ------------   ------------

      Income before income taxes ........................................     48,122,433     38,478,035

Income taxes ............................................................     16,438,886     13,261,794
                                                                            ------------   ------------

      Net income ........................................................   $ 31,683,547     25,216,241
                                                                            ============   ============

      Net income per share ..............................................   $        .25            .20
                                                                            ============   ============

Weighted average shares outstanding .....................................    129,297,080    129,285,759
                                                                            ============   ============

Cash dividends per common share .........................................   $       .034           .034
                                                                            ============   ============


See accompanying notes to consolidated financial statements.
                                     - 5 -

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited)

-------------------------------------------------------------------------------------
                                                            Nine months ended
                                                               September 30,
                                                    ---------------------------------
                                                           1997            1996
-------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income .......................................   $ 31,683,547      25,216,241
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures ...........     (6,160,598)     (5,037,075)
      Depreciation and amortization ................     21,658,738      17,102,354
      Provision for doubtful accounts ..............         67,500          62,500
      Deferred income tax expense (benefit) ........     (1,982,016)         16,550
      Gain on disposal of equipment, net ...........         (1,603)        (58,159)
    (Increase) decrease in:
      Accounts receivable ..........................     (7,425,291)     (6,339,274)
      Prepaid expenses and other assets ............     (2,751,758)     (2,664,634)
    Increase (decrease) in:
      Accounts payable .............................      4,983,646       1,914,256
      Accrued expenses and other current liabilities      4,812,369      13,891,972
                                                       ------------    ------------
          Net cash provided by operating activities      44,884,534      44,104,731
                                                       ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment ...............    (12,933,436)    (15,095,204)
  Additions to computer software ...................    (10,079,409)     (5,601,218)
  Proceeds from disposal of equipment ..............         52,457         649,314
  Investment in joint ventures .....................             --      (2,295,283)
  Dividends received from joint ventures ...........      3,252,561              --
  Increase in contract acquisition costs ...........    (16,377,924)     (6,095,211)
  (Purchase) redemption of short-term investment ...      5,000,000      (5,000,000)
                                                       ------------    ------------
          Net cash used in investing activities ....    (31,085,751)    (33,437,602)
                                                       ------------    ------------

Cash flows from financing activities:
  Proceeds from short-term debt ....................      3,110,944              --
  Principal payments on long-term debt and
    capital lease obligations ......................       (126,232)       (166,256)
  Dividends paid on common stock ...................     (4,363,527)     (4,363,247)
  Proceeds from exercise of stock options ..........         82,712           2,560
                                                       ------------    ------------
          Net cash used in financing activities ....     (1,296,103)     (4,526,943)
                                                       ------------    ------------
          Net increase in cash and cash equivalents      12,502,680       6,140,186
Cash and cash equivalents at beginning of period ...     27,496,057      18,849,623
                                                       ------------    ------------
Cash and cash equivalents at end of period .........   $ 39,998,737      24,989,809
                                                       ============    ============

Cash paid for interest .............................   $     12,290          16,872
                                                       ============    ============

Cash paid for income taxes .........................   $ 15,932,646      13,011,752
                                                       ============    ============


See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc [registered mark] (TSYS [registered mark]) and its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), Mailtek, Inc.SM (Mailtek), TSYS Total Solutions, Inc.SM (TSI) and Columbus Productions, Inc.SM (CPI). The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1996 annual report previously filed on Form 10-K.

     Certain reclassifications have been made to the 1996 financial statements to conform to the presentation adopted in 1997.

Note 2 - Supplementary Balance Sheet Information

     A significant component of other assets included in the consolidated balance sheets at September 30, 1997, and December 31, 1996, is contract acquisition costs, net, of $28,815,729 and $21,077,140, respectively. Also included in other assets are investments in joint ventures of $18,255,913 and $15,347,876 at September 30, 1997, and December 31, 1996, respectively. Included in other current liabilities at September 30, 1997, and December 31, 1996, are reserves of $4,301,285 and $3,576,011, respectively, to cover transaction processing provisions.

     Subsequent to December 31, 1996, one of TSYS' subsidiaries entered into a loan agreement with Columbus Bank and Trust Company for the construction period financing of its new headquarters. At September 30, 1997, the principal balance on this loan was $3.1 million. At the maturity of the construction loan on December 31, 1997, permanent long-term financing will be arranged, probably in the form of Columbus Development Authority industrial revenue bonds.

Note 3 - Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

SFAS No. 128 requires companies that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. TSYS does not believe the adoption of SFAS No. 128 will have a significant impact on the Company's reported EPS.

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company expects to determine the impact of SFAS No. 131 on its financial position and results of operations in early 1998.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30:


                                           Percentage of   Percentage Change
                                           Total Revenues  in Dollar Amounts
                                           --------------  -----------------
                                           1997     1996     1997 vs 1996
                                           -----    -----  -----------------

Revenues:
  Bankcard data processing services ..      89.8%    90.0%      14.6%
  Other services .....................      10.2     10.0       18.2
                                           -----    -----
     Total revenues ..................     100.0    100.0       14.9
                                           -----    -----
Expenses:
  Salaries and other personnel expense      39.6     39.2       16.3
  Net occupancy and equipment expense       26.5     27.5       10.5
  Other operating expenses ...........      15.8     15.1       20.0
                                           -----    -----
      Total operating expenses .......      81.9     81.8       15.1
                                           -----    -----
Equity in income of joint ventures ...       2.4      3.3      (16.4)
                                           -----    -----
    Operating income .................      20.5     21.5        9.5

Nonoperating income ..................       0.7      0.3      279.3
                                           -----    -----
      Income before income taxes .....      21.2     21.8       12.1

Income taxes .........................       6.8      7.6        3.7
                                           -----    -----
Net income ...........................      14.4%    14.2%      16.6%
                                           =====    =====

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30:

                                           Percentage of   Percentage Change
                                           Total Revenues  in Dollar Amounts
                                          ---------------  -----------------
                                           1997     1996    1997 vs 1996
                                          ------   ------  -----------------
Revenues:
  Bankcard data processing services ..      89.9%    89.0%     18.5%
  Other services .....................      10.1     11.0       8.2
                                           -----    -----
      Total revenues .................     100.0    100.0      17.4
                                           -----    -----
Expenses:
  Salaries and other personnel expense      42.0     40.7      21.1
  Net occupancy and equipment expense       27.2     27.1      17.8
  Other operating expenses ...........      15.5     17.8       2.4
                                           -----    -----
      Total operating expenses .......      84.7     85.6      16.2
                                           -----    -----
Equity in income of joint ventures ...       2.3      2.2      22.3
                                           -----    -----
    Operating income .................      17.6     16.6      24.2

Nonoperating income ..................       0.6      0.4      58.2
                                           -----    -----
      Income before income taxes .....      18.2     17.0      25.1

Income taxes .........................       6.2      5.8      24.0
                                           -----    -----
Net income ...........................      12.0%    11.2%     25.6%
                                           =====    =====

     Total revenues increased $12.0 million, or 14.9%, and $39.2 million, or 17.4%, during the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

     Revenues from bankcard data processing services increased $10.5 million or 14.6%, and $37.2 million, or 18.5%, in the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. During the first nine months of 1997, TSYS converted approximately
4.5 million new cardholder accounts to TS2 [registered mark], bringing the total number of accounts on TS2 to more than 14.4 million. Internal growth of existing customers accounted for approximately 6.2 million additional cardholder accounts in the first nine months of 1997. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

     Average cardholder accounts on file for the three months ended September 30, 1997, were 89.0 million, an increase of approximately 17.5% over the average of 75.8 million for the same period in 1996. For the first nine months of 1997, average cardholder accounts were 85.7 million, a 22.8% increase over the 69.8 million average cardholder accounts for the same period last year. Cardholder accounts on file at September 30, 1997, were 90.1 million, a 16.7% increase over the 77.2 million accounts on file at September 30, 1996.

     During the first quarter of 1997, TSYS successfully completed the conversion of Bank of America's remaining cardholder accounts to TS2. Near the end of the first quarter of 1997, TSYS announced an extension of its long-term processing contract with NationsBank, a major customer, to the year 2005.

     The joint venture between TSYS and Visa U.S.A., known as Vital Processing Services L.L.C. (Vital), became operational on May 1, 1996. Vital merged TSYS' back-office merchant processing and Visa's Merchant Bank Services' point-of-sale processing operations. On TSYS' consolidated statements of income, the results of operations of the joint venture subsequent to April 30, 1996, are included in equity in the income of joint ventures. The change in classification of the Company's revenues and expenses from its merchant operations to an equity interest in the Vital joint venture, effective May 1, 1996, affects the comparability between periods presented in the Company's consolidated statements of income.

     A significant amount of the Company's revenues is derived from certain major customers who are processed under long-term contracts. For the three months and nine months ended September 30, 1997, two customers combined accounted for approximately 25% and 26% of total revenues, respectively, compared to 29% and 30% for the same periods in 1996. Recently, one of these major customer of the Company announced its intention to sell its credit card business by mid 1998. TSYS and the major customer have a contract that runs until August 2000, and at the customer's instruction, the Company is proceeding with converting the customer's accounts to TS2 in 1998. TSYS' management remains optimistic that it will be successful in retaining the processing of this credit card business after its sale and the expiration of the current contract. However, the loss of either of the Company's major customers could have a material adverse effect on the Company's financial condition and results of operations.

     During the third quarter of 1997, the Company announced that one of its subsidiaries, Lincoln Marketing, Inc.SM, had changed its name to TSYS Total Solutions, Inc.SM The new name reflects the full range of solutions that TSYS offers in the marketplace. TSYS Total Solutions, Inc. has been a wholly owned subsidiary of TSYS since 1992.

     Total operating expenses increased 15.1% and 16.2% for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in operating expenses is primarily attributable to increases in salaries and personnel expense and in net occupancy and equipment expense.

     Employment expenses increased 16.3% and 21.1% for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The average number of employees in the third quarter of 1997 increased to 2,987, a 13.4% increase over the 2,633 in the same period in 1996. For the first nine months of 1997, the average number of employees was 2,834, a 15.4% increase over the 2,456 for the same period last year. In addition to the growth in number of employees, the increase in employment expenses is attributable to normal salary increases and related employee benefits. At October 31, 1997, TSYS had 3,018 full-time and 116 part-time employees.

     In March 1997, the first class in the Intellectual Capital Partnership Program (ICAPP) completed the accelerated applied computer science course that is designed to help educate sufficient numbers of professionals to accommodate a need for programmers in the mainframe computing industry. Additional classes completed the six-month ICAPP course in June 1997 and in September 1997. Approximately 195 graduates of these classes are now full-time employees of TSYS. Currently, a new ICAPP class is beginning each quarter. Additionally, a similar course for nonprogrammers, called Business Technical Program, has been instituted to train business analysts, project analysts and other technical personnel. The 47 students enrolled in this class are scheduled to graduate in December and will be offered full-time employment with TSYS as of January 1, 1998.

     Net occupancy and equipment expense was up 10.5% and 17.8% for the three and nine months ended September 30, 1997, respectively, over the same periods in 1996. Equipment and software rentals, the largest components of occupancy and equipment expense, net, increased $1.7 million, or 14.9%, in the third quarter of 1997, compared to the same period in 1996. For the first nine months of 1997, equipment and software rentals increased $6.6 million, or 20.8%, over the same period in 1996. Due to rapidly changing technology in computer equipment, TSYS fills a substantial portion of its equipment needs through operating leases. Computer upgrades and other additional equipment were leased subsequent to the third quarter of 1996 to accommodate increased volumes due to growth in the number of accounts being processed. Repairs and maintenance, another component of net occupancy and equipment expense, increased $199,700 and $1.4 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These increases can be attributed to the expiration of warranties on major computer equipment.

     Other operating expenses increased 20.0% and 2.4% for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The growth in expenses for the third quarter of 1997 are primarily due to increased travel and other business development costs associated with exploring new business opportunities.

     TSYS' share of income from its equity in joint ventures was $2.2 million and $2.7 million for the third quarters of 1997 and 1996, respectively. The decrease is associated with the expense related to the development of Vital's management infrastructure that was not present in 1996 due to the start-up nature of the company. Vital became operational May 1, 1996. For the nine months ended September 30, 1997 and 1996, the Company's equity in income of its joint ventures was $6.2 million and $5.0 million, respectively. TSYS has a 49% and 50% interest, respectively, in Total System Services de Mexico, S.A. de C.V. ("TSYS de Mexico") and Vital Processing Services L.L.C. With respect to TSYS de Mexico, the Mexican economy continues to stabilize relative to 1996; however, there remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest expense of $9,294 and $12,264 and interest income of $624,684 and $359,023 for the third quarters of 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, respectively, interest expense was $60,207 and $41,921, and interest income was $1,602,889 and $959,977. The increase in interest income is the result of fluctuations in cash available for investment and short-term interest rates. Additionally, in the third quarter of 1996, $5.0 million was invested in a six-month certificate of deposit at a higher rate of interest; the certificate of deposit was redeemed at maturity in March 1997.

     Operating income increased 9.5% and 24.2% for the three and nine months ended September 30, 1997, respectively, over the same periods in 1996. These increases are primarily due to growth in revenues combined with lower expenses attributable to improved expense control.

     TSYS' effective income tax rate for the third quarter of 1997 was 32.3%, compared to 34.9% for the same period in 1996. For the nine months ended September 30, 1997, the effective tax rate was 34.2%, compared to 34.5% for the same period in 1996. The decrease in TSYS' effective tax rate is primarily due to recently enacted tax legislation that creates a more favorable income tax environment.


Liquidity and Capital Resources

     During the third quarter of 1997, TSYS purchased property and equipment of $3.8 million for total purchases of $12.9 million for the first nine months of 1997. Computer software increased during the third quarter by $628,000, bringing the total additions or 1997 to $10.1 million; additions primarily consisted of purchased software. Dividends on common stock of $1.5 million were paid in the third quarter of 1997, bringing the total dividends paid to $4.4 million. Also, in the third quarter of 1997, $917,000 was invested in contract acquisition costs for a total of $16.4 million invested in 1997.

     TSYS formally unveiled the design plan for its corporate campus at a press conference following a preview of the design at its annual shareholders' meeting on April 14, 1997. The campus will serve as the Company's corporate headquarters and will house administrative, client contact and programming team members and will allow for significant growth. Ground was broken on the project in September and development of the campus is underway. The Company expects to enter into an operating lease agreement for the purpose of financing construction costs for the new corporate campus. Under the agreement, the lessor would purchase the properties, pay for the construction costs and thereafter lease the facilities to the Company. The initial lease term would be three years. The lease would provide for substantial residual value guarantees and would include purchase options at original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property would be obligations of the Company.

     Also, TSYS began expansion of its operations center in 1997. This expansion will include space for the card production services now located in downtown Columbus. In addition, a building is nearing completion on the north Columbus site to serve as TSI's headquarters. These two construction projects are expected to be approximately $12 million.

     The core system of TS2 was designed to be year 2000 compliant, and the Company is continuing its ongoing project to ensure that all of the Company's processing systems are year 2000 compliant. The modification phase of the project is expected to be completed in the fourth quarter of 1998, with the testing phase to be performed in 1998 and 1999. A significant portion of the costs associated with the year 2000 project is not likely to be incremental costs to TSYS, but rather will represent the redeployment of existing internal information technology resources.

     TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2:1. At September 30, 1997, TSYS had working capital of $61.6 million compared to $46.2 million at December 31, 1996.

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information
                   Item 6 - Exhibits and Reports on Form 8-K


a)  Exhibits

     (11) - Statement re Computation of Per Share Earnings

     (27) - Financial Data Schedule (For SEC use only)

b)  Forms 8-K filed during the quarter ended September 30, 1997

     1. There were no reports filed on Form 8-K during the quarter.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TOTAL SYSTEM SERVICES, INC.

Date:  November 13, 1997                            by:  /s/ Richard W. Ussery
                                                         -----------------------
                                                         Richard W. Ussery
                                                         Chairman of the Board
                                                          and Chief Executive
                                                          Officer

Date:  November 13, 1997                            by:  /s/ James B. Lipham
                                                         -----------------------
                                                         James B. Lipham
                                                         Chief Financial Officer