Form 10-K
period 1997-12-31
TOTAL SYSTEM SERVICES INC
filed 1998-03-23
CIK 721683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to__________ .

Commission file number              1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                   58-1493818
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)
1200 Sixth Avenue,
Columbus, Georgia                                               31901
(Address of principal executive offices)                       (Zip Code)
(Registrant's telephone number, including area code)           (706) 649-2204

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
---------------------------            -----------------------------------------
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

                  YES    X                             NO___________
                  -----------------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 12, 1998, 129,331,775 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding, and the aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by non-affiliates was approximately $537,383,000 (based upon the closing per share price of such stock on said date.)

         Portions of the 1997 Annual Report to Shareholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 12, 1998 are incorporated in Part III of this report.


                Registrant's Documents Incorporated by Reference

                                           Part Number and Item
Document Incorporated                      Number of Form 10-K
by Reference                               Into Which Incorporated
----------------------                     ------------------------

Pages 22 through 27, 32 through            Part I, Item 1, Business
34, and 36 of Registrant's
1997 Annual Report to Shareholders

Pages 32 through 36, and 40 and 41 of      Part I, Item 2, Properties
Registrant's 1997 Annual
Report to Shareholders

Pages 40 and 41 of Registrant's 1997       Part I, Item 3, Legal
Annual Report to Shareholders              Proceedings

Page 43 of Registrant's 1997               Part II, Item 5, Market
Annual Report to Shareholders              for Registrant's Common
                                           Equity and Related Stock-
                                           holder Matters

Page 21 of Registrant's 1997               Part II, Item 6, Selected
Annual Report to Shareholders              Financial Data

Pages 22 through 27 of Registrant's        Part II, Item 7, Management's
1997 Annual Report to Shareholders         Discussion and Analysis of
                                           Financial Condition and
                                           Results of Operations

Pages 28 through 43                        Part II, Item 8, Financial
of Registrant's 1997 Annual                Statements and Supplementary
Report to Shareholders                     Data

Pages 2 through 4, 7, and 18               Part III, Item 10,
of Registrant's  Proxy Statement in        Directors and Executive
connection  with the Annual Meeting        Officers of the Registrant
of Shareholders to be held
on April 16, 1998

Pages 7 through 11, and 14                 Part III, Item 11,
of Registrant's Proxy Statement            Executive Compensation
in connection with the Annual Meeting
of Shareholders to be held on
April 16, 1998

Pages 5 and 16, and 15 through 17 of       Part III,  Item 12,  Security
Registrant's Proxy  Statement in           Ownership of Certain
connection with the Annual Meeting of      Beneficial Owners and
shareholders to be                         Management
held on April 16, 1998

Pages 14 and 15, and 17 and 18             Part III, Item 13,
of Registrant's Proxy Statement in         Certain Relationships
connection with the Annual Meeting         and Related Transactions
of Shareholders to be held on
April 16, 1998 and pages 34 through 36
of Registrant's 1997
Annual Report to Shareholders

Pages 28 through 42 of Registrant's        Part IV, Item 14, Exhibits,
1997 Annual Report to Shareholders         Financial Statement
                                           Schedules and Reports
                                           on Form 8-K


                              Cross Reference Sheet

Item No.                   Caption                                    Page No.
--------                   ----------------                           ---------
Part I

          1.      Business                                                    2

          2.      Properties                                                  4

          3.      Legal Proceedings                                           5

          4.      Submission of Matters to a Vote of                          5
                    Security Holders

Part II

          5.      Market for Registrant's Common Equity                       5
                    and Related Stockholder Matters

          6.      Selected Financial Data                                     5

          7.      Management's Discussion and Analysis                        5
                    of Financial Condition and Results
                    of Operations

          7A.     Quantitative and Qualitative Disclosures About Market Risk  5

          8.      Financial Statements and Supplementary                      6
                    Data

          9.      Changes In and Disagreements With Accountants               6
                    on Accounting and Financial Disclosure

Part III

         10.      Directors and Executive Officers of                         6
                    the Registrant

         11.      Executive Compensation                                      6

         12.      Security Ownership of Certain                               6
                    Beneficial Owners and Management

         13.      Certain Relationships and Related                           7
                    Transactions

Part IV

         14.      Exhibits, Financial Statement Schedules,                    7
                    and Reports on Form 8-K

                                     PART I

         Certain statements contained in this Annual Report on Form 10-K and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Total System Services, Inc.(R) ("TSYS (R)") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and other relevant economies; (ii) the financial performance of current and future client contracts; (iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits; (vi) technological changes; (vii) acquisitions;
(viii) the ability to increase market share and control expenses; (ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) failure to successfully implement TSYS' Year 2000 modification plans substantially as scheduled and budgeted; and (xiv) the success of TSYS at managing the risks involved in the foregoing.

         Such forward-looking statements speak only as of the date on which such statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

------------------------------------
Synovus Financial Corp., Synovus, Columbus Bank and Trust Company and CB&T are federally registered service marks of Synovus Financial Corp. TSYS, TS2, Total System Services, Inc. and THE TOTAL SYSTEM are federally registered service marks of Total System Services, Inc.

Item 1.  Business.

     Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Columbus Bank and Trust Company(R), TSYS is now one of the world's largest credit, debit, commercial, and private-label card processing companies. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(R) servicing issuing institutions throughout the United States, Puerto Rico, Canada and Mexico, representing approximately 93 million cardholder accounts. TSYS provides card production, domestic and international clearing, statement preparation, customer service support and management support. Synovus Financial Corp.(R), a $9.3 billion asset, multi-financial services company, owns
80.7 percent of TSYS.

     During 1997, TSYS had four wholly owned subsidiaries: (1) Columbus Depot Equipment Company(sm) ("CDEC (sm)"), which sells and leases computer related equipment associated with TSYS' bankcard data processing services; (2) Mailtek, Inc.(sm) ("Mailtek"), which provides full-service direct mail production services and offers data processing, list management, laser printing, computer output microfiche, card embossing, encoding and mailing services; (3) TSYS Total Solutions, Inc.(sm) ("TSI") (formerly Lincoln Marketing, Inc.), which provides correspondence, fulfillment, telemarketing, data processing and mailing services; and (4) Columbus Productions, Inc.(sm) ("CPI"), which provides full-service commercial printing and related services. On December 31, 1997, Mailtek was merged into TSI, and TSI continues to provide the services formerly provided by Mailtek.

     TSYS also holds a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V.("TSM"), which provides credit card related processing services to Mexican banks, and a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc. that combines the front-end authorization and back-end accounting and settlement processing of financial and nonfinancial institutions and their merchant customers.

     Seasonality. Due to the seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

     Service Marks. TSYS owns the federally registered service marks TSYS, TS2, Total System Services, Inc. and THE TOTAL SYSTEM, to which TSYS believes strong customer identification attaches. TSYS also owns other service marks. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

     Major Customers. A significant amount of TSYS' revenues are derived from certain major customers who are processed under long-term contracts. For the year ended December 31, 1997, AT&T Universal Card Services Corp. and NationsBank accounted for 14.35% and 11.13%, respectively, of TSYS' total revenues. As a result, the loss of one of

TSYS' major customers could have a material adverse effect on TSYS' financial condition and results of operations.

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

     TSYS' major competitor in the bankcard data processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which is headquartered in Omaha, Nebraska, and provides bankcard data processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price, quality, features and functionality and reliability of service. Certain other subsidiaries of First Data Corporation also compete with TSYS. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

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

     As the Federal Reserve Bank of Atlanta has approved Synovus' indirect ownership of TSYS through CB&T, TSYS is subject to direct regulation by the Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Department of Banking and Finance of the State of Georgia as a subsidiary of CB&T and is authorized to engage in only those activities which CB&T itself is authorized to engage in directly, which includes the bankcard and other data processing services presently being provided by TSYS. As TSYS and its subsidiaries operate as subsidiaries of CB&T, they are subject to regulation by the Federal Deposit Insurance Corporation.

     Employees. As of February 28, 1998, TSYS had 3,158 full-time employees and 128 part-time employees.

     See the "Financial Review" Section on pages 22 through 27 and Note 1, Note 4 and Note 9 of Notes to Consolidated Financial Statements on pages 32 through 34, page 36,

and pages 40 and 41 of TSYS' 1997 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

     TSYS also owns a 252,000 square foot production center which is located on a 40.4 acre tract of land in north Columbus, Georgia ("North Center"). Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production and purchasing, as well as other related operations. TSYS began expanding the North Center in 1997 to add additional space to house TSYS' card production services. A separate 72,000 square foot building was completed on the North Center property in 1997 to serve as TSI's headquarters.

     TSYS owns a 110,000 square foot building on a 23-acre site in Columbus, Georgia, which accommodates current and future office space needs for technical staff.

     During 1997, TSYS entered into an operating lease for the purpose of financing its 540,000 square foot new campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility will consolidate most of TSYS' multiple Columbus locations and will facilitate future growth. The campus development will be a multi year phased project.

     All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used.

     In addition to its real property, TSYS owns and/or leases a substantial amount of computer equipment.

     See Note 1, Note 2, Note 3, Note 4 and Note 9 of Notes to Consolidated Financial Statements on pages 32 through 36, and pages 40 and 41 of TSYS' 1997 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 3. Legal Proceedings.

     See Note 9 of Notes to Consolidated Financial Statements on pages 40 and 41 of TSYS' 1997 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The "Quarterly Financial Data, Stock Price, Dividend Information" Section which is set forth on page 43 of TSYS' 1997 Annual Report to Shareholders is specifically incorporated herein by reference.

     On November 6, 1995, TSYS issued 4,156 shares of TSYS Common Stock to an individual for no monetary consideration in connection with his employment by TSYS.

     On January 29, 1996, TSYS issued 21,978 shares to the two former shareholders of Mailtek. These shares were issued pursuant to the Acquisition Agreement between TSYS, Mailtek and the shareholders of Mailtek pursuant to which TSYS purchased all 10,000 of the issued and outstanding shares of $.05 par value common stock of Mailtek on July 15, 1992.

     All of the shares of TSYS Common Stock referenced above were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as they were issued to a limited number of persons.

Item 6. Selected Financial Data.

     The "Selected Financial Data" Section which is set forth on page 21 of TSYS' 1997 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The "Financial Review" Section which is set forth on pages 22 through 27 of TSYS' 1997 Annual Report to Shareholders, which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," is specifically incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    None.

Item 8. Financial Statements and Supplementary Data.

     The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page 43, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Report of Independent Auditors" Sections, which are set forth on pages 28 through 42 of TSYS' 1997 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The "ELECTION OF DIRECTORS - Information Concerning Number and Classification of Directors and Nominees" Section which is set forth on pages 2 and 3, the "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class III Directors - General Information" Section which is set forth on pages 3 and 4, the "ELECTION OF DIRECTORS - Executive Officers" Section which is set forth on page 7, and the "SECTION 16(a) Beneficial Ownership Reporting Compliance" Section which is set forth on page 18 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 16, 1998 are specifically incorporated herein by reference.

Item 11.  Executive Compensation.

     The "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; Compensation of Directors; Change in Control Arrangements; and Compensation Committee Interlocks and Insider Participation" Sections which are set forth on pages 7 through 11, and page 14 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 16, 1998 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class III Directors - TSYS Common Stock Ownership of Directors and
Management" Section which is set forth on pages 5 and 6, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T" Section which is set forth on page 15, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Synovus Common Stock Ownership of Directors and Management"
Section which is set forth on pages 16 and 17 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 16, 1998 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation" Section which is set forth on page 14, "EXECUTIVE COMPENSATION - Transactions with Management" Section which is set forth on pages 14 and 15, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES
- Beneficial Ownership of TSYS Common Stock by CB&T" Section which is set forth on page 15, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on page 15, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Bankcard Data Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on pages 17 and 18 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 16, 1998 are specifically incorporated herein by reference.

     See also Note 2 of Notes to Consolidated Financial Statements on pages 34 through 36 of TSYS' 1997 Annual Report to Shareholders which is specifically incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of TSYS are specifically incorporated by reference from pages 28 through 42 of TSYS' 1997 Annual Report to Shareholders to Item 8, Part II, Financial Statements and Supplementary Data.

                  Consolidated Balance Sheets - December 31, 1997 and 1996.

                  Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

              2.  Index to Financial Statement Schedules

                  The following report of independent auditors and consolidated financial statement schedule of Total System Services, Inc. are included:

                  Report of Independent Auditors.

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1997, 1996 and 1995.

                  All other schedules are omitted because they are inapplicable or the required information is included in the Notes to Consolidated Financial Statements.

              3.  Exhibits

                  Exhibit
                  Number            Description

               3.1 Articles of Incorporation of Total System Services, Inc. ("TSYS"), as amended, incorporated by reference to Exhibit
                    4.1 of TSYS' Registration Statement on Form S-8 with the Commission on April 18, 1997 (File No. 333-25401).

               3.2  Bylaws of TSYS,  as amended,  incorporated  by  reference to
                    Exhibit 3.2 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 20, 1997.

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

              10.14 Stock Option  Agreement of Samuel A. Nunn,  incorporated  by reference to Exhibit 10.14 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 20, 1997.

              10.15 Lease  Agreement  between  First  Security  Bank,   National
                    Association, and TSYS.

               11.1 Statement re Computation of Per Share Earnings.

               13.1 Certain  specified  pages of TSYS'  1997  Annual  Report  to
                    Shareholders which are specifically incorporated herein by reference.

               20.1 Proxy  Statement for the Annual Meeting of  Shareholders  of
                    TSYS to be held on April 16, 1998, certain pages of which are specifically incorporated herein by reference.

               21.1 Subsidiaries of Total System Services, Inc.

               23.1 Independent Auditors' Consent.

               24.1 Powers of Attorney  contained on the signature  pages of the
                    1997 Annual Report on Form 10-K.

               27.1 Financial Data Schedule (for SEC use only).

               27.2 Amended  and  Restated  Financial Data Schedule (for SEC use
                    only).

               27.3 Amended  and  Restated  Financial Data Schedule (for SEC use
                    only).

               27.4 Amended  and  Restated  Financial Data Schedule (for SEC use
                    only).

               99.1 Annual  Report on Form 11-K for the Total  System  Services,
                    Inc. Employee Stock Purchase Plan for the year ended December 31, 1997 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

               99.2 Annual  Report on Form 11-K for the Total  System  Services,
                    Inc. Director Stock Purchase Plan for the year ended December 31, 1997 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

         (b)  Reports on Form 8-K

                  On November 25, 1997, TSYS filed a Form 8-K with the Commission in connection with the announcement of the signing of a seven year credit card processing agreement with Canadian Tire Acceptance Limited and the signing of a six year credit card processing agreement with BB&T Corporation.

                  On December 22, 1997, TSYS filed a Form 8-K with the Commission in connection with the announcement of the signing of a ten year credit card processing agreement with Royal Bank of Canada.

                  On March 9, 1998, TSYS filed a Form 8-K with the Commission in connection with the announcement that it is engaged in negotiations with Sears, Roebuck and Co. to support Sears' private-label credit card accounts.

filings\TSYS\TSYS97.10K

                         Report of Independent Auditors

The Board of Directors
Total System Services, Inc.

Under date of January 23, 1998, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Total System Services, Inc. 1997 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/KPMG Peat Marwick LLP
                                        KPMG PEAT MARWICK LLP

Atlanta, Georgia
January 23, 1998


                                      TOTAL SYSTEM SERVICES, INC.
                                             Schedule II
                                    Valuation and Qualifying Accounts

                                                                         Additions
                                                                 ---------------------------
                                                                                  Charged
                                              Balance at         Charged to       to other                               Balance at
                                               beginning         costs and       accounts--       Deductions--             end of
                                               of period          expenses        describe          describe               period
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1995:

     Allowance for doubtful accounts       $      255,768           509,500          -                  (50,894)<F1>  $     714,374
                                              ============       ===========     ===========      ==============         ===========

Year ended December 31, 1996:

     Allowance for doubtful accounts       $      714,374             94,500         -                 (104,392)<F1>  $     704,482
                                              ============       ===========     ===========      ==============         ===========

Year ended December 31, 1997:

     Allowance for doubtful accounts       $      704,482             94,000         -                  (62,523)<F1>  $     735,959
                                              ============       ===========     ===========      ==============         ===========


<F1> Accounts deemed to be uncollectible and written off during the year.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TOTAL SYSTEM SERVICES, INC.
                                             (Registrant)

March 23, 1998                               By:/s/Richard W. Ussery
                                             Richard W. Ussery,
                                             Chairman and
                                             Principal Executive Officer

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

/s/James H. Blanchard                                    Date: March 23, 1998
------------------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                                     Date: March 23, 1998
------------------------------------------------
Richard W. Ussery,
Chairman of the Board
and Principal Executive Officer

                                       14


/s/Philip W. Tomlinson                                   Date: March 23, 1998
--------------------------------------------------
Philip W. Tomlinson,
President
and Director


/s/James B. Lipham                                       Date: March 23, 1998
-------------------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/Griffin B. Bell                                       Date: March 23, 1998
-------------------------------------------------
Griffin B. Bell,
Director


/s/Richard Y. Bradley                                    Date: March 23, 1998
-------------------------------------------------
Richard Y. Bradley,
Director


/s/Gardiner W. Garrard, Jr.,                             Date: March 23, 1998
--------------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/John P. Illges, III                                   Date: March 23, 1998
--------------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                      Date: March 23, 1998
--------------------------------------------------
Mason H. Lampton,
Director


/s/Samuel A. Nunn                                        Date: March 23, 1998
---------------------------------------------------
Samuel A. Nunn,
Director


/s/H. Lynn Page                                          Date: March 23, 1998
-------------------------------------------------
H. Lynn Page,
Director


/s/W. Walter Miller, Jr.                                 Date: March 23, 1998
-------------------------------------------------
W. Walter Miller, Jr.,
Director


/s/William B. Turner                                     Date: March 23, 1998
-------------------------------------------------
William B. Turner,
Director


/s/James D. Yancey                                       Date: March 23, 1998
--------------------------------------------------
James D. Yancey,
Director




filings/TSYS.\confo.sig