Form 10-Q
period 1998-03-31
TOTAL SYSTEM SERVICES INC
filed 1998-05-13
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from                    to
-------------------------------------------------------------------------------

Commission  file number                   1-10254
--------------------------------------------------------------------------------

                          Total System Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
          Georgia                                              58-1493818
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        1200 Sixth Avenue, Post Office Box 1755, Columbus, Georgia 31902
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (706) 649-2310
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                             OUTSTANDING AS OF May 13, 1998
   ----------------------------         ---------------------------------------
   Common Stock, $.10 par value                   194,009,062

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX
                                                                         Page
                                                                        Number
                                                                      ----------
Part I. Financial Information

       Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1998 and
            December 31, 1997  . . . . .  . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Income - Three months
            ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Cash Flows - Three months
            ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . .    5

          Notes to Consolidated Financial Statements  . . . . . . . . . .    6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . .    8

Part II. Other Information

       Item 6.  (a) Exhibits  . . . . . . . . . . . . . . . . . . . . . .   15

                (b) Reports on Form 8-K . . . . . . . . . . . . . . . . .   15


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                          March 31,        December 31,
                                                                           1998               1997
-----------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $52.3 million and $40.6 million
    on deposit with a related party at 1998 and 1997, respectively) .   $  53,055,663       43,335,922
  Short-term investments with a related party .......................            --            998,228
  Accounts receivable, net of allowance for doubtful accounts of
    $728,000 and $736,000 at 1998 and 1997, respectively ............      63,743,807       69,450,919
  Prepaid expenses and other current assets .........................      16,508,339       18,620,638
                                                                        -------------    -------------
      Total current assets ..........................................     133,307,809      132,405,707
Property and equipment, less accumulated depreciation and
  amortization of $68.2 million and $65.1 million at 1998 and
  1997, respectively ................................................      69,250,536       68,968,574
Computer software, less accumulated amortization of
  $37.4 million and $34.2 million at 1998 and 1997, respectively ....      47,103,191       43,133,137
Other assets ........................................................      56,181,563       52,350,519
                                                                        -------------    -------------
      Total assets ..................................................   $ 305,843,099      296,857,937
                                                                        =============    =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ..................................................   $  11,219,808        6,400,365
  Accrued salaries and related liabilities ..........................       5,513,456        6,680,979
  Accrued employee benefits .........................................       6,481,564       13,870,969
  Current portion of long-term debt and obligations under
    capital leases ..................................................         126,356          132,416
  Other current liabilities (includes $1.3 and $1.2 million payable
     to related parties at 1998 and 1997, respectively) .............      39,908,270       34,421,668
                                                                        -------------    -------------
      Total current liabilities .....................................      63,249,454       61,506,397
Long-term debt and obligations under capital leases,
    excluding current portion .......................................         319,714          342,096
Deferred income taxes ...............................................      11,832,367       13,754,688
                                                                        -------------    -------------
      Total liabilities .............................................      75,401,535       75,603,181
                                                                        -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 194,225,283 issued at 1998 and 1997,
      respectively; 194,007,412 and 193,995,337 outstanding
     at 1998 and 1997, respectively .................................      19,422,528       19,422,528
  Unamortized stock awards ..........................................          (6,457)         (44,325)
  Treasury stock, at cost ...........................................        (358,277)        (377,701)
  Accumulated other comprehensive income ............................      (1,172,693)      (1,178,182)
  Retained earnings .................................................     212,556,463      203,432,436
                                                                        -------------    -------------
      Total shareholders' equity ....................................     230,441,564      221,254,756
                                                                        -------------    -------------
      Total liabilities and shareholders' equity ....................   $ 305,843,099      296,857,937
                                                                        =============    =============

See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                             Three months ended
                                                                                    March 31,
                                                                           --------------------------
                                                                              1998           1997
-----------------------------------------------------------------------------------------------------
Revenues
  Bankcard data processing services (includes $7.4 million and
    $6.5 million from related parties for 1998 and 1997, respectively)   $ 85,105,531     74,506,301
  Other services .....................................................     11,212,762      8,630,173
                                                                         ------------   ------------
      Total revenues .................................................     96,318,293     83,136,474
                                                                         ------------   ------------

Expenses
  Salaries and other personnel expense ...............................     43,210,460     36,938,014
  Net occupancy and equipment expense ................................     24,366,473     22,840,306
  Other operating expenses (includes $2.6 million and $2.3 million
    to related parties for 1998 and 1997, respectively) ..............     16,189,013     12,533,200
                                                                         ------------   ------------
      Total expenses .................................................     83,765,946     72,311,520
                                                                         ------------   ------------

Equity in income of joint ventures ...................................      2,028,472      1,769,451
                                                                         ------------   ------------

 Operating income ....................................................     14,580,819     12,594,405
                                                                         ------------   ------------

Nonoperating income:
  Gain on disposal of equipment, net .................................          2,598         14,747
  Interest income, net (includes $658,000 and $421,000 from a related
    party for 1998 and 1997, respectively) ...........................        756,243        436,693
                                                                         ------------   ------------
      Total nonoperating income ......................................        758,841        451,440
                                                                         ------------   ------------

      Income before income taxes .....................................     15,339,660     13,045,845

Income taxes .........................................................      5,089,299      4,529,138
                                                                         ------------   ------------

      Net income .....................................................   $ 10,250,361      8,516,707
                                                                         ============   ============

      Basic earnings per share .......................................   $        .05            .04
                                                                         ============   ============

      Diluted earnings per share .....................................   $        .05            .04
                                                                         ============   ============

Weighted average common shares outstanding ...........................    194,000,165    193,934,520
Increase due to assumed issuance of shares
    related to stock options outstanding .............................        577,111        256,806
                                                                         ------------   ------------
Weighted average common and common
    equivalent shares outstanding ....................................    194,577,276    194,191,326
                                                                         ============   ============

Cash dividends per common share ......................................   $      .0075          .0075
                                                                         ============   ============


See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

-------------------------------------------------------------------------------------------------
                                                                       Three months ended
                                                                            March 31,
                                                                 --------------------------------
                                                                     1998               1997
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income .................................................   $ 10,250,361       8,516,707
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures .....................     (2,028,472)     (1,769,451)
      Depreciation and amortization ..........................      7,842,451       6,984,491
      Provision for doubtful accounts ........................          4,500          10,500
      Deferred income tax benefit ............................     (1,922,321)       (641,121)
      Gain on disposal of equipment, net .....................         (2,598)        (14,747)
    (Increase) decrease in:
      Accounts receivable ....................................      5,702,612       4,081,320
      Prepaid expenses and other assets ......................      2,924,792         742,281
    Increase (decrease) in:
      Accounts payable .......................................      4,819,443       2,419,855
      Accrued expenses and other current liabilities .........     (2,746,433)     (4,213,432)
                                                                 ------------    ------------
          Net cash provided by operating activities ..........     24,844,335      16,116,403
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment .........................     (3,541,717)     (3,989,745)
  Additions to computer software .............................     (7,149,431)     (6,472,290)
  Proceeds from disposal of equipment ........................          6,695          17,450
  Dividends received from joint ventures .....................      1,477,969       1,752,561
  Increase in contract acquisition costs .....................     (5,457,093)    (14,613,942)
  Redemption of short-term investment ........................        998,228       5,000,000
                                                                 ------------    ------------
          Net cash used in investing activities ..............    (13,665,349)    (18,305,966)
                                                                 ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt and
    capital lease obligations ................................        (28,442)        (45,799)
  Dividends paid on common stock .............................     (1,454,953)     (1,454,509)
  Proceeds from exercise of stock options ....................         24,150            --
                                                                 ------------    ------------
          Net cash used in financing activities ..............     (1,459,245)     (1,500,308)
                                                                 ------------    ------------
          Net increase (decrease) in cash and cash equivalents      9,719,741      (3,689,871)
Cash and cash equivalents at beginning of period .............     43,335,922      27,496,057
                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................  $  53,055,663      23,806,186
                                                                 ============    ============

Cash paid for interest .......................................  $       1,197           8,291
                                                                 ============    ============

Cash paid for income taxes (net of tax refunds received) .....  $     581,814        (268,213)
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc (R)(TSYS (R)) and its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), TSYS Total Solutions, Inc.SM (TSI), Columbus Productions, Inc.SM (CPI) and TSYS Canada, Inc.SM (TCI). The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1997 annual report previously filed on Form 10-K.

     On April 16, 1998, TSYS declared a three-for-two stock split, which was effected on May 8, 1998. All shareholder equity, share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to give effect to the split.

Note 2 - Supplementary Balance Sheet Information

     A significant component of other assets included in the consolidated balance sheets at March 31, 1998, and December 31, 1997, is net contract acquisition costs of $32,295,493 and $27,274,037, respectively. Also included in other assets are net investments in joint ventures of $21,751,174 and $21,338,446 at March 31, 1998, and December 31, 1997, respectively. Included in other current liabilities at March 31, 1998, and at December 31, 1997, are reserves of $4,051,285 to cover transaction processing provisions. Also included in other current liabilities are customer postage deposits of $12,273,537 and $13,579,370 at March 31, 1998, and December 31, 1997, respectively.

Note 3 - Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. TSYS does not expect that SFAS No. 131 will significantly impact disclosures.

Note 4 - Other Comprehensive Income

     In June  1997,  the FASB  issued  SFAS No.  130,  "Reporting  Comprehensive
Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in an annual financial statement that is displayed in equal prominence with other financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS No. 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for TSYS consists solely of items previously recorded as a component of shareholders' equity under SFAS No. 52, "Foreign Currency Translation." TSYS has adopted the interim period disclosure requirements of SFAS No. 130 effective March 31, 1998, and will adopt the annual financial statement reporting and disclosure requirements of SFAS No. 130 effective December 31, 1998.

     Total comprehensive income for the three months ended March 31, 1998, was $10,255,850 compared to $8,516,707 for the three months ended March 31, 1997.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31:

                                            Percentage of     Percentage Change
                                           Total Revenues     in Dollar Amounts
                                           ---------------    -----------------
                                            1998     1997        1998 vs 1997
                                           ------   ------    -----------------
Revenues:
  Bankcard data processing services ..      88.4%    89.6%            14.2%
  Other services .....................      11.6     10.4             29.9
                                           -----    -----
Total revenues .......................     100.0    100.0             15.9
                                           -----    -----
Expenses:
  Salaries and other personnel expense      44.9     44.4             17.0
  Net occupancy and equipment expense       25.3     27.5              6.7
  Other operating expenses ...........      16.8     15.1             29.2
                                           -----    -----
      Total operating expenses .......      87.0     87.0             15.8
                                           -----    -----
Equity in income of joint ventures ...       2.1      2.1             14.6
                                           -----    -----
    Operating income .................      15.1     15.1             15.8

Nonoperating income ..................       0.8      0.6             68.1
                                           -----    -----
      Income before income taxes .....      15.9     15.7             17.6

Income taxes .........................       5.3      5.5             12.3
                                           -----    -----
Net income ...........................      10.6%    10.2%            20.4%
                                           =====    =====

     Total revenues increased $13.2 million, or 15.9% during the three months ended March 31, 1998, compared to the same period in 1997.

     Revenues from bankcard data processing services increased $10.6 million or 14.2% in the three months ended March 31, 1998, compared to the same period in 1997. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. Revenues during the first quarter of 1998 were also affected by two significant items. These items included an increase in revenues due to a termination fee received from a customer which was offset by a decrease in revenues resulting from a pricing adjustment with another customer. The net effect of these items was a $1.5 million increase in revenues. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

     Average cardholder accounts on file for the three months ended March 31, 1998, were 93.7 million, which was an increase of approximately 15.7% over the average of 81.0 million for the same period in 1997, and which approximated accounts on file at December 31, 1997. Cardholder accounts on file at March 31, 1998, were 92.6 million, a 9.5% increase over the 84.5 million accounts on file at March 31, 1997. The increase in cardholder accounts on file from March 1997 to March 1998 included net internal growth of existing customers of 6.6 million additional cardholder accounts and approximately 1.5 million new accounts.

     During the first three months of 1998, TSYS converted approximately 2.1 million existing cardholder accounts to TS2(R), bringing the total number of accounts on TS2 at March 31, 1998, to more than 21.8 million, compared to 10.1 million at March 31, 1997.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 1998, two of these customers accounted for approximately 20% of total revenues, compared to 27% for the same period in 1997. Near the end of the first quarter, AT&T, a major customer of the Company, completed the sale of its Universal Card Services (UCS) to Citibank. TSYS and AT&T-UCS (now Citibank) have a processing contract with a term until August 2000, and, at the customer's instruction, TSYS is proceeding with converting these accounts to TS2 during 1998. The long-term effect of the sale of AT&T's credit card business on TSYS' financial condition and results of operations cannot be determined at this time. In April 1998, two of the Company's customers, NationsBank and Bank of America, announced their intent to merge. As a result, if the merger is completed, the percentage of revenues derived from major customers will increase. The loss of either one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     Total operating expenses increased 15.8% for the three months ended March 31, 1998, compared to the same period in 1997. The increase in operating expenses is primarily attributable to increases in salaries and personnel expense and in other operating expenses.

     Employment expenses increased 17.0% for the three months ended March 31, 1998, compared to the same period in 1997. The average number of employees in the first quarter of 1998 increased to 3,190, a 17.7% increase over the 2,711 in the same period in 1997. The rate of increase for employment expenses is lower than the increase in the number of employees primarily because new employees have not yet met the eligibility requirements for the majority of benefit plans offered to tenured employees. At April 30, 1998, TSYS had 3,203 full-time and 116 part-time employees.

     In February, TSYS announced the formation of TSYS Canada, Inc. (TCI), a wholly owned subsidiary headquartered in Columbus, Georgia, to support new customers, such as Royal Bank of Canada and Canadian Tire Acceptance Limited. On February 1, 1998, TCI opened an office in Welland, Ontario, Canada. TCI currently employs 15 programmers who are providing TSYS Canadian clients with support and assistance with the conversion of their various portfolios to TS2.

     Net occupancy and equipment expense was up 6.7% for the three months ended March 31, 1998, over the same period in 1997. Equipment and software rentals, the largest components of net occupancy and equipment expense, increased $416,000, or 3.5%, in the first quarter of 1998, compared to the same period in 1997. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved substantially through operating leases. Computer upgrades and other additional equipment were leased subsequent to the first quarter of 1997 to accommodate increased volumes due to growth in the number of accounts being processed. Repairs and maintenance, another component of net occupancy and equipment expense, increased $308,000 for the three months ended March 31, 1998, compared to the same period in 1997. The increase can be attributed to repairs and maintenance expense on major computer equipment whose warranties had expired.

     Other operating expenses increased 29.2% for the three months ended March 31, 1998, compared to the same period in 1997. The growth in expenses for the first quarter of 1998 is primarily due to increased travel, legal, telecommunication and other business development costs associated with exploring new business opportunities.

     TSYS' share of income from its equity in joint ventures was $2.0 million and $1.8 million for the first quarters of 1998 and 1997, respectively. The increase is associated with improved operating results from both of the Company's joint ventures. Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico) improved due to a higher level of activity in production related services, while Vital Processing Services, L.L.C. (Vital) continued to grow operating results in line with expectations. With respect to TSYS de Mexico, the Mexican economy continues to improve; however, there remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest expense of $7,712 and $15,596 and interest income of $763,955 and $452,289 for the first quarters of 1998 and 1997, respectively. The increase in interest income in 1998 as compared to 1997 is primarily the result of higher levels of cash available for investment.

     Operating income increased 15.8% for the three months ended March 31, 1998, over the same period in 1997. The increase is primarily due to growth in revenues combined with lower expenses attributable to improved expense control.

     TSYS' effective income tax rate for the first quarter of 1998 was 33.2%, compared to 34.7% for the same period in 1997. The decrease in TSYS' effective income tax rate is primarily due to certain effective income tax planning strategies, including the identification and recognition of research and experimentation credits for ongoing development activities, foreign tax credits associated with the Mexican joint venture, and a reduction in state income taxes due to favorable tax legislation.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first quarter of 1998 increased to $24.9 million from $16.1 million in the same period of 1997. The major uses of cash generated from operations have been the addition of property and equipment; internal development and purchase of computer software; investment in contract acquisition costs; and the payment of cash dividends.

     During the first quarter of 1998, TSYS purchased property and equipment of $3.5 million. Computer software increased during the first quarter by $7.1 million; additions primarily consisted of purchased software. Also, in the first quarter of 1998, $5.5 million was invested in contract acquisition costs.

     Dividends on common stock of $1.5 million were paid in the first quarter of 1998. At the Annual Shareholders Meeting in April 1998, the Company, in addition to announcing a three-for-two stock split, also increased the quarterly dividend 33.3% to $.01 per share.

     In 1997, construction was begun on a campus-type facility which will serve as the Company's corporate headquarters. The Company entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor has purchased the land, is paying for construction and development costs and has leased the property to the Company commencing upon its completion, which is expected to be in

     1999. The lease provides for substantial residual value guarantee, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company. The Company expects net occupancy and equipment expense to increase in 1999 as a result of the lease.

     In addition, TSYS began a $5 million expansion of its operations center in north Columbus during 1997. This expansion will include additional space for the card production services now located in downtown Columbus and will include additional space for statement printing function.

     The core system of TS2 was designed to be Year 2000 compliant, and the Company is continuing its ongoing project to ensure that all of the Company's processing systems are Year 2000 compliant. Many computer programs were written with a two digit date field, and, if these programs are not made Year 2000 compliant, they will be unable to correctly process date information on or after the year 2000. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with certain mainframe computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Failure to achieve timely remediation of the Company's critical programs and computer systems for Year 2000 would have a material adverse effect on the Company's financial condition and results of operations.

     The Company's Year 2000 plans call for all mission critical systems to be renovated by the end of the second quarter of 1998. Testing with clients and other third parties will begin in the third quarter of 1998. Completion of all third party interface testing is dependent upon those third parties completing their own internal remediation. TSYS has made an assessment of non-compliant suppliers and vendors and will schedule and coordinate testing of incoming and outgoing interfaces with third-party vendors. The Company could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

     TSYS is utilizing existing internal resources to complete the Year 2000 project. The Company incurred $1.4 million of direct costs related to the Year 2000 remediation project during the first quarter of 1998. The Company expects to incur an additional $6.6 million of direct costs during the remainder of 1998 and approximately $6.0 million in 1999. Based upon progress to date, TSYS does not expect the cost of the Year 2000 project to significantly impact its financial condition and results of operations.

     The costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of necessary technical resources. However, there are no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

     TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.1:1. At March 31, 1998, TSYS had working capital of $70.1 million compared to $70.9 million at December 31, 1997.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. TSYS does not expect that SFAS No. 131 will significantly impact disclosures.


Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services;

(iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under current and future contracts; (iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits;
(vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (x) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board; (xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) failure to successfully implement the Company's Year 2000 modification plans substantially as scheduled and budgeted; and (xiv) the success of TSYS at managing the risks involved in the foregoing.

     Such  forward-looking  statements  speak  only  as of  the  date  on  which statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information
                   Item 6 - Exhibits and Reports on Form 8-K


a)  Exhibits

     (27) - Financial Data Schedule (For SEC use only)

b)  Forms 8-K filed since December 31, 1997

     1. The report dated March 9, 1998, included the following important event:

     On March 9, 1998, Total System Services, Inc. ("Registrant") announced that it was engaged in negotiations with Sears, Roebuck and Co. to support Sears' private-label credit card accounts.

     2. The report dated April 16, 1998, included the following important event:

     On April 16, 1998, Total System Services, Inc. ("Registrant") announced a three-for-two stock split and a 33.3% increase in the quarterly dividend of Registrant's common stock.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TOTAL SYSTEM SERVICES, INC.

Date:  May 13, 1998                                by:  /s/ Richard W. Ussery

                                                  ----------------------------
                                                        Richard W. Ussery
                                                        Chairman of the Board
                                                          and Chief Executive
                                                          Officer

Date:  May 13, 1998                                by:  /s/ James B. Lipham

                                                  -----------------------------
                                                       James B. Lipham
                                                       Chief Financial Officer