Form 10-Q
period 1998-06-30
TOTAL SYSTEM SERVICES INC
filed 1998-08-14
CIK 721683

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended            June 30, 1998
                              -------------------------------------------------

                                                OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from                      to
                               ------------------------------------------------



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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  CLASS                                   OUTSTANDING AS OF    August  13, 1998
  ----------------------------                             --------------------
  Common Stock, $.10 par value                                194,024,348

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                        Page
                                                                       Number
                                                                     ----------
Part I. Financial Information

       Item 1. Financial Statements

                Consolidated Balance Sheets - June 30, 1998 and
                   December 31, 1997 ......................................    3

                Consolidated Statements of Income - Three months and
                   Six months ended June 30, 1998 and 1997 ................    4

                Consolidated Statements of Cash Flows - Six months
                   ended June 30, 1998 and 1997 ...........................    6

                Notes to Consolidated Financial Statements ................    7

       Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ....................    9

Part II. Other Information

       Item 4.  Submission of Matters to a Vote of Security Holders .......   18

       Item 5.  Other Information .........................................   18

       Item 6.  (a) Exhibits ..............................................   19

                (b) Reports on Form 8-K ...................................   19


Signatures ................................................................   20


                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                           June 30,       December 31,
                                                                             1998             1997
-------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $35.1 million and $40.6 million
    on deposit with a related party at 1998 and 1997, respectively) .   $  35,460,316       43,335,922
  Short-term investments with a related party .......................              --          998,228
  Accounts receivable, net of allowance for doubtful accounts of
    $708,000 and $736,000 at 1998 and 1997, respectively ............      70,598,147       69,450,919
  Prepaid expenses and other current assets .........................      23,039,469       18,620,638
                                                                        -------------    -------------
      Total current assets ..........................................     129,097,932      132,405,707
Property and equipment, less accumulated depreciation and
  amortization of $70.7 million and $65.1 million at 1998 and
  1997, respectively ................................................      76,017,829       68,968,574
Computer software, less accumulated amortization of
  $41.4 million and $34.2 million at 1998 and 1997, respectively ....      55,310,551       43,133,137
Other assets ........................................................      57,768,157       52,350,519
                                                                        -------------    -------------
      Total assets ..................................................   $ 318,194,469      296,857,937
                                                                        =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ..................................................   $  15,565,664        6,400,365
  Accrued salaries and related liabilities ..........................       5,492,250        6,680,979
  Accrued employee benefits .........................................      10,244,324       13,870,969
  Current portion of long-term debt and obligations under
    capital leases ..................................................         126,682          132,416
  Other current liabilities (includes $1.7 and $1.2 million payable
     to related parties at 1998 and 1997, respectively) .............      34,733,466       34,421,668
                                                                        -------------    -------------
      Total current liabilities .....................................      66,162,386       61,506,397
Long-term debt and obligations under capital leases,
    excluding current portion .......................................         297,249          342,096
Deferred income taxes ...............................................      11,541,303       13,754,688
                                                                        -------------    -------------
      Total liabilities .............................................      78,000,938       75,603,181
                                                                        -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 194,225,283 issued at 1998 and 1997,
      respectively; 194,023,373 and 193,995,337 outstanding
     at 1998 and 1997, respectively .................................      19,422,528       19,422,528
  Additional paid-in capital ........................................         807,147          414,748
  Treasury stock, at cost ...........................................        (332,671)        (377,701)
  Accumulated other comprehensive income ............................      (1,181,971)      (1,178,182)
  Retained earnings .................................................     221,478,498      202,973,363
                                                                        -------------    -------------
      Total shareholders' equity ....................................     240,193,531      221,254,756
                                                                        -------------    -------------
      Total liabilities and shareholders' equity ....................   $ 318,194,469      296,857,937
                                                                        =============    =============


See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                                                              June 30,
                                                                                                  ---------------------------------
                                                                                                       1998               1997
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $7.6 million
    from related parties for 1998 and 1997) .......................................................   $ 80,640,135     80,910,810
  Other services ..................................................................................     10,828,963      8,825,997
                                                                                                      ------------    -----------
      Total revenues ..............................................................................     91,469,098     89,736,807
                                                                                                      ------------    -----------

Expenses:
  Salaries and other personnel expense ............................................................     38,244,393     37,833,800
  Net occupancy and equipment expense .............................................................     25,383,027     24,856,038
  Other operating expenses (includes $2.7 million
    to related parties for 1998 and 1997) .........................................................     14,166,106     14,141,205
                                                                                                      ------------    -----------
      Total expenses ..............................................................................     77,793,526     76,831,043
                                                                                                      ------------    -----------

Equity in income of joint ventures ................................................................      2,756,424      2,164,957
                                                                                                      ------------    -----------

      Operating income............................................................................      16,431,996     15,070,721
                                                                                                      ------------    -----------

Nonoperating income:
  Gain (loss) on disposal of equipment, net .......................................................          1,810        (25,677)
  Interest income, net (includes $649,000 and $381,000 from a related
    party for 1998 and 1997, respectively) ........................................................        824,699        490,599
                                                                                                      ------------    -----------
      Total nonoperating income ...................................................................        826,509        464,922
                                                                                                      ------------    -----------

      Income before income taxes ..................................................................     17,258,505     15,535,643

Income taxes ......................................................................................      5,608,448      5,594,198
                                                                                                      ------------    -----------

      Net income ..................................................................................   $ 11,650,057      9,941,445
                                                                                                      ============    ===========

      Basic earnings per share ....................................................................   $        .06            .05
                                                                                                      ============    ===========

      Diluted earnings per share ..................................................................   $        .06            .05
                                                                                                      ============    ===========

Weighted average common shares outstanding ........................................................    194,016,053    193,934,701

Increase due to assumed issuance of shares
    related to stock options outstanding ..........................................................        731,389        250,070
                                                                                                      ------------    -----------

Weighted average common and common
    equivalent shares outstanding .................................................................    194,747,442    194,184,771
                                                                                                      ============    ===========

Cash dividends per common share ...................................................................   $       .010           .008
                                                                                                      ============    ===========


See accompanying notes to consolidated financial statements.

                      TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Six months ended
                                                                                                                  June 30,
                                                                                                        ---------------------------
                                                                                                            1998            1997
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $15.0 million and
    $14.3 million from related parties for 1998 and 1997, respectively) .............................   $165,745,666    155,417,111
  Other services ....................................................................................     22,041,725     17,456,170
                                                                                                        ------------    -----------
      Total revenues ................................................................................    187,787,391    172,873,281
                                                                                                        ------------    -----------

Expenses:
  Salaries and other personnel expense ..............................................................     81,454,853     74,771,814
  Net occupancy and equipment expense ...............................................................     49,749,500     47,696,344
  Other operating expenses (includes $5.3 million and $5.0 million
    to related parties for 1998 and 1997, respectively) .............................................     30,355,119     26,674,405
                                                                                                        ------------    -----------
      Total expenses ................................................................................    161,559,472    149,142,563
                                                                                                        ------------    -----------

Equity in income of joint ventures ..................................................................      4,784,896      3,934,408
                                                                                                        ------------    -----------

      Operating income ..............................................................................     31,012,815     27,665,126
                                                                                                        ------------    -----------

Nonoperating income:
  Gain (loss) on disposal of equipment, net .........................................................          4,408        (10,930)
  Interest income, net (includes $1.3 million and $802,000 from a related
    party for 1998 and 1997, respectively) ..........................................................      1,580,942        927,292
                                                                                                        ------------    -----------
      Total nonoperating income .....................................................................      1,585,350        916,362
                                                                                                        ------------    -----------

      Income before income taxes ....................................................................     32,598,165     28,581,488

Income taxes ........................................................................................     10,697,747     10,123,336
                                                                                                        ------------    -----------

      Net income ....................................................................................   $ 21,900,418     18,458,152
                                                                                                        ============    ===========

      Basic earnings per share ......................................................................   $        .11            .10
                                                                                                        ============    ===========

      Diluted earnings per share ....................................................................   $        .11            .10
                                                                                                        ============    ===========

Weighted average common shares outstanding ..........................................................    194,008,153    193,934,611

Increase due to assumed issuance of shares
    related to stock options outstanding ............................................................        661,153        236,221
                                                                                                        ------------    -----------

Weighted average common and common
    equivalent shares outstanding ...................................................................    194,669,306    194,170,832
                                                                                                        ============    ===========

Cash dividends per common share .....................................................................   $       .018           .015
                                                                                                        ============    ===========


See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

-------------------------------------------------------------------------------------------------
                                                                       Six months ended
                                                                            June 30,
                                                                 -------------------------------
                                                                      1998            1997
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income .................................................   $ 21,900,418      18,458,152
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures .....................     (4,784,896)     (3,934,408)
      Depreciation and amortization ..........................     17,025,003      14,498,177
      Provision for doubtful accounts ........................          9,000          34,000
      Deferred income tax benefit ............................     (2,213,385)     (1,333,308)
      (Gain) loss on disposal of equipment, net ..............         (4,408)         10,930
    (Increase) decrease in:
      Accounts receivable ....................................     (1,156,228)     (3,739,035)
      Prepaid expenses and other assets ......................     (2,708,485)      1,707,885
    Increase (decrease) in:
      Accounts payable .......................................      9,165,299       3,263,411
      Accrued expenses and other current liabilities .........     (4,650,978)      1,223,113
                                                                 ------------    ------------
          Net cash provided by operating activities ..........     32,581,340      30,188,917
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment .........................    (13,546,366)     (9,163,208)
  Additions to computer software .............................    (19,656,723)     (9,451,271)
  Proceeds from disposal of equipment ........................         11,844          30,267
  Dividends received from joint ventures .....................      5,618,616       3,252,561
  Increase in contract acquisition costs .....................    (10,979,771)    (15,460,901)
  Redemption of short-term investment ........................        998,228       5,000,000
                                                                 ------------    ------------
          Net cash used in investing activities ..............    (37,554,172)    (25,792,552)
                                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of short-term debt ..................           --           959,741
  Principal payments on long-term debt and
    capital lease obligations ................................        (50,581)        (85,795)
  Dividends paid on common stock .............................     (2,910,008)     (2,909,018)
  Proceeds from exercise of stock options ....................         57,815          33,000
                                                                 ------------    ------------
          Net cash used in financing activities ..............     (2,902,774)     (2,002,072)
                                                                 ------------    ------------
          Net increase (decrease) in cash and cash equivalents     (7,875,606)      2,394,293
Cash and cash equivalents at beginning of period .............     43,335,922      27,496,057
                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................     35,460,316      29,890,350
                                                                 ============    ============

Cash paid for interest .......................................          1,984          10,300
                                                                 ============    ============

Cash paid for income taxes (net of tax refunds received) .....     12,446,192       9,056,290
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R)) and its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), TSYS Total Solutions, Inc.SM (TSI), Columbus Productions, Inc.SM (CPI) and TSYS Canada, Inc.SM (TCI). The statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1997 annual report previously filed on Form 10-K.

     On April 16, 1998, TSYS declared a three-for-two stock split, which was effected on May 8, 1998. All shareholder equity, share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to give effect to the split.

Note 2 - Supplementary Balance Sheet Information

     A significant component of other assets included in the consolidated balance sheets at June 30, 1998 and December 31, 1997, is contract acquisition costs, net, of $34,168,792 and $27,274,037, respectively. Also included in other assets are investments in joint ventures of $20,319,520 and $21,338,446 at June 30, 1998 and December 31, 1997, respectively. Included in other current liabilities at June 30, 1998 and at December 31, 1997, are reserves of $4,001,860 and $4,051,285, respectively, to cover transaction processing provisions. Also included in other current liabilities are customer postage deposits of $13,361,491 and $13,579,370 at June 30, 1998 and December 31, 1997,
respectively.

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

Note 4 - Other Comprehensive Income

     Total comprehensive income for the three months ended June 30, 1998, was $11,640,779, compared to $9,941,445 for the three months ended June 30, 1997. Comprehensive income for the six months ended June 30, 1998 and 1997, was $21,896,629 and $18,458,152, respectively.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30:


                                           Percentage of      Percentage Change
                                          Total Revenues      in Dollar Amounts
                                          --------------      -----------------
                                           1998     1997        1998 vs 1997
                                          -----     ----      -----------------
Revenues:
  Bankcard data processing services ..      88.2%    90.2%          (0.3)%
  Other services .....................      11.8      9.8           22.7
                                           -----    -----
      Total revenues .................     100.0    100.0            1.9
                                           -----    -----

Expenses:
  Salaries and other personnel expense      41.8     42.2           1.1
  Net occupancy and equipment expense       27.8     27.7           2.1
  Other operating expenses ...........      15.4     15.7           0.2
                                           -----    -----
      Total operating expenses .......      85.0     85.6           1.3
                                           -----    -----
Equity in income of joint ventures ...       3.0      2.4          27.3
                                           -----    -----
    Operating income .................      18.0     16.8           9.0

Nonoperating income ..................       0.9      0.5          77.8
                                           -----    -----
      Income before income taxes .....      18.9     17.3          11.1

Income taxes .........................       6.2      6.2           0.3
                                           -----    -----
Net income ...........................      12.7%    11.1%         17.2%
                                           =====    =====

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30:


                                             Percentage of    Percentage Change
                                            Total Revenues    in Dollar Amounts
                                            --------------    -----------------
                                            1998      1997       1998 vs 1997
                                            ----      ----    -----------------
Revenues:
  Bankcard data processing services ..       88.3%     89.9%           6.6%
  Other services .....................       11.7      10.1           26.3
                                            -----     -----
     Total revenues ..................      100.0     100.0            8.6
                                            -----     -----
Expenses:
  Salaries and other personnel expense       43.4      43.3            8.9
  Net occupancy and equipment expense        26.5      27.6            4.3
  Other operating expenses ...........       16.1      15.4           13.8
                                            -----     -----
      Total operating expenses .......       86.0      86.3            8.3
                                            -----     -----
Equity in income of joint ventures ...        2.5       2.3           21.6
                                            -----     -----
    Operating income .................       16.5      16.0           12.1

Nonoperating income ..................        0.9       0.5           73.0
                                            -----     -----
      Income before income taxes .....       17.4      16.5           14.1

Income taxes .........................        5.7       5.8            5.7
                                            -----     -----
Net income ...........................       11.7%     10.7%          18.6%
                                            =====     =====

     Total revenues increased $1.7 million, or 1.9%, and $14.9 million, or 8.6%, during the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

     Revenues from bankcard data processing services decreased $270,700, or 0.3%, in the three months ended June 30, 1998, compared to the same period in 1997. Revenues during the second quarter of 1998 were affected by the loss of two customers who were deconverted near the end of the first quarter of 1998, as well as competitive pricing pressures and a decrease in the usage of certain optional services by some of the Company's clients. During the six months ended June 30, 1998, revenues from bankcard data processing services increased $10.3 million, or 6.6%, compared to the same period in

1997. Increased revenues from bankcard data processing during the six months ended June 30, 1998, compared to the same period in 1997, are primarily attributable to the growth in the card portfolios of existing customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues.

     Average cardholder accounts on file for the three months ended June 30, 1998, were 93.9 million, which was an increase of approximately 7.7% over the average of 87.2 million for the same period in 1997. For the first six months of 1998, average cardholder accounts were 94.1 million, a 10.9% increase over the
84.8 million average cardholder accounts for the same period last year. Cardholder accounts on file at June 30, 1998, were 96.8 million, a 9.3% increase over the 88.5 million accounts on file at June 30, 1997. The increase in cardholder accounts on file from June 1997 to June 1998 included net internal growth of existing customers of 6.2 million additional cardholder accounts and approximately 2.1 million new accounts.

     During the first six months of 1998, TSYS converted approximately 20.9 million existing cardholder accounts to TS2(R), bringing the total number of accounts on TS2 at June 30, 1998, to more than 41.9 million, compared to 11.0 million at June 30, 1997.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months and six months ended June 30, 1998, two customers accounted for approximately 25% and 23% of total revenues, respectively, compared to 27% for both the three and six months ended June 30, 1997. Near the end of the first quarter of 1998, AT&T, a major customer of the Company, completed the sale of its Universal Card Services (UCS) to Citibank. TSYS and AT&T-UCS (now Citibank) have a processing contract with a term until August 2000, and, at the customer's instruction, TSYS is proceeding with converting these accounts to TS2 during 1998. The long-term effect of the sale of AT&T's credit card business on TSYS' financial condition and results of operations cannot be determined at this time. In April 1998, two of the Company's customers, NationsBank and Bank of America, announced their intent to merge. As a result, if the merger is completed, the percentage of revenues derived from major customers will increase. The loss of either one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     During the second quarter of 1998, the Company announced the signing of a long-term processing agreement with Sears, Roebuck and Co. to convert and process its 60 million private label accounts. The conversion of these accounts is anticipated to be completed in the second quarter of 1999.

     Total operating expenses increased 1.3% and 8.3% for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increase in operating expenses is primarily attributable to increases in salaries and personnel expense and in other operating expenses.

     Employment expenses increased 1.1% and 8.9% for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997. In the second quarter of 1998, due to the increase in TS2 conversion activity, the Company capitalized additional employment expenses. Further, employment expenses capitalized in conjunction with software development increased significantly in the second quarter of 1998. The majority of these expenditures were related to the development of a commercial card system for TS2. The average number of employees in the second quarter of 1998 increased to 3,297, a 16.3% increase over the 2,836 in the same period of 1997. For the first six months of 1998, the average number of employees was 3,238, a 16.8% increase over the first six months of 1997. At July 1, 1998, TSYS had 3,300 full-time and 151 part-time employees.

     In February, TSYS announced the formation of TSYS Canada, Inc. (TCI), a wholly owned subsidiary headquartered in Columbus, Georgia. On February 1, 1998, TCI opened an office in Welland, Ontario, Canada. TCI currently employs 18 programmers who are providing support and assistance with the conversion of card portfolios to TS2.

     Net occupancy and equipment expense was up 2.1% and 4.3% for the three months and six months ended June 30, 1998, respectively, over the same periods in 1997. Equipment and software rentals, the largest components of net occupancy and equipment expense, decreased $324,000, or 2.5%, in the second quarter of 1998, compared to the same period in 1997. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved substantially through operating leases. Due to the price performance of new technology, the Company decided against renewing certain expensive leases on older equipment, in favor of more economical leases on newer, more efficient equipment. During the first six months of 1998, equipment and software rentals increased $92,000 or 0.4%. Computer software upgrade licenses were purchased for additional processors subsequent to the second quarter of 1997 to accommodate increased volumes due to the expected growth in the number of accounts associated with new customers.

     Other operating expenses increased 0.2% and 13.8% for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The growth in expenses for 1998 is primarily due to increased travel, legal, telecommunication and other business development costs associated with exploring new business opportunities.

     TSYS' share of income from its equity in joint ventures was $2.7 million and $2.2 million for the second quarters of 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the Company's equity in income of its joint ventures was $4.8 million and $3.9 million, respectively. The increase is associated with improved operating results from both of the Company's joint ventures. Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico) improved due to a higher level of activity in production related services, while Vital Processing Services, L.L.C. (Vital) continued to grow operating results in line with expectations. With respect to TSYS de Mexico, the Mexican economy continues to improve; however, there remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest expense of $7,375 and $35,317 and interest income of $832,074 and $525,916 for the second quarters of 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, respectively, interest expense was $15,087 and $50,913, and interest income was $1,596,029 and $978,205. The increase in interest income in 1998 as compared to 1997 is primarily the result of higher levels of cash available for investment.

     Operating income increased 9.0% and 12.1% for the three and six months ended June 30, 1998, respectively, over the same periods in 1997. The increase is primarily due to growth in revenues combined with improved expense control.

     TSYS' effective income tax rate for the second quarter of 1998 was 32.5%, compared to 36.0% for the same period in 1997. For the six months ended June 30, 1998, the effective tax rate was 32.8%, compared to 35.4% for the same period in 1997. The decrease in TSYS' effective income tax rate is primarily due to certain effective income tax planning strategies, including the identification and recognition of research and experimentation credits for ongoing development activities, foreign tax credits associated with the Mexican joint venture, and a reduction in state income taxes due to favorable tax legislation.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first six months of 1998 increased to $32.6 million from $30.2 million in the same period of 1997. The major uses of cash generated from operations have been the addition of property and equipment; internal development and purchase of computer software; investment in contract acquisition costs; and the payment of cash dividends.

     During the second quarter of 1998, TSYS purchased property and equipment of $10.0 million for total purchases of $13.5 million for the first six months of 1998. Computer software increased during the second quarter by $12.5 million, bringing the total additions for 1998 to $19.7 million; additions primarily consisted of purchased software. Also, in the second quarter of 1998, $5.5 million was invested in contract acquisition costs for a total of $11.0 million invested in 1998, of which $7.8 million represents payments for processing rights.

     Dividends on common stock of $1.5 million were paid in the second quarter of 1998, bringing the total amount of dividends paid to $2.9 million. At the Annual Meeting of Shareholders in April 1998, the Company, in addition to announcing a three-for-two stock split, also increased the quarterly dividend 33.3% to $.01 per share.

     In 1997, construction was begun on a campus-type facility which will serve as the Company's corporate headquarters. The Company entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor has purchased the land, is paying for construction and development costs and has leased the property to the Company commencing upon its completion, which is expected to be in 1999. The lease provides for a substantial residual value guarantee, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company. The Company expects net occupancy and equipment expense to increase in 1999 as a result of the lease.

     In addition, TSYS began a $5 million expansion of its operations center in north Columbus during 1997. This expansion includes space for the card production services now located in downtown Columbus. TSYS will begin relocating the card production services in the fourth quarter of 1998. This expansion will further include additional space for mailing support functions. TSYS will begin relocating the card production services in the fourth quarter of 1998. TSYS also purchased 18 acres of land containing a 104,000 square-foot speculative building in east Columbus which is being prepared for an additional data center and is expected to be ready for use in the fourth quarter of 1998.

     The core system of TS2 was designed to be Year 2000 compliant, and the Company is continuing its ongoing project to ensure that all of the Company's processing systems are Year 2000 compliant. Many computer programs were written with a two digit date field, and, if these programs are not made Year 2000 compliant, they will be unable to correctly process date information for the year 2000 and after. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with certain mainframe computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Failure to achieve timely remediation of the Company's critical programs and computer systems for Year 2000 would have a material adverse effect on the Company's financial condition and results of operations.

     The Company's Year 2000 plans called for all mission critical systems to be renovated by the end of the second quarter of 1998 which has been accomplished. Testing for clients and other third parties will begin in the third quarter of 1998. Completion of all third party interface testing is dependent upon those third parties completing their own internal remediation. TSYS has made an assessment of non-compliant suppliers and vendors and will schedule and coordinate testing of incoming and outgoing interfaces with third-party vendors. The Company could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

     TSYS is primarily utilizing existing internal resources to complete the Year 2000 project. The Company incurred $1.5 million of direct costs related to the Year 2000 remediation project during the second quarter of 1998, bringing the total direct costs for 1998 to $2.9 million. The Company expects to incur an additional $5.1 million of direct costs during the remainder of 1998 and approximately $6.0 million in 1999. The Company is currently developing its Year 2000 contingency plan and expects it will be finalized by the end of the third quarter of 1998. Based upon progress to date, TSYS does not expect the cost of the Year 2000 project to significantly impact its financial condition and results of operations.

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

     TSYS may seek external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.0:1. At June 30, 1998, TSYS had working capital of $62.9 million compared to $70.9 million at December 31, 1997.

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under current and future contracts; (iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits;
(vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product

                                     - 16 -
Forward-Looking Statements (continued)

redevelopment efforts; (x) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board; (xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) failure to successfully implement the Company's Year 2000 modification plans substantially as scheduled and budgeted; and (xiv) the success of TSYS at managing the risks involved in the foregoing.

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

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 16, 1998. Voted on at the meeting was the election of Class III directors. Following is a tabulation of votes for each nominee:

                                                            WITHHELD
                                                           AUTHORITY
         NOMINEE                    VOTES FOR               TO VOTE

        Mason H. Lampton            188,962,659              87,462

        William B. Turner           189,007,168              42,952

        James D. Yancey             189,009,145              40,975


         Item 5 -  Other Information

     Effective June 29, 1998, the Securities and Exchange Commission amended Rule 14a-4(c) under the Securities Exchange Act of 1934 (the 1934 Act) which governs a company's use of discretionary proxy voting authority with respect to shareholder proposals that are not being included in the company's proxy solicitation materials pursuant to Rule 14a-8 of the 1934 Act. New Rule 14a-4(c)(1) provides that if a proponent fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement ( by an earlier or later date established by an overriding advance notice provision contained in the company's charter or bylaws), then the management proxies named in the form of proxy distributed in connection with the company's proxy statement would be allowed to use their discretionary voting authority to address the matter submitted by the proponent without discussion of the matter in the proxy statement. The Company's bylaws contain an advance notice provision which provides that a matter may not be brought before an annual meeting by a proponent stockholder (Proponent) unless the Proponent has provided notice thereof in writing to the Secretary of the Company (and such notice has been received by the Secretary at the principal executive office of the Company) not less than 60 days nor more than 120 days prior to the date of the annual meeting. The Company's 1999 annual meeting is currently scheduled for April 15, 1999. Accordingly, for any business to be brought before the 1999 Annual Meeting by a Proponent, written notice thereof must be provided to the Secretary by February 15, 1999.

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information
                   Item 6 - Exhibits and Reports on Form 8-K


a)  Exhibits

     (27) - Financial Data Schedule (For SEC use only)

b) Forms 8-K filed during the quarter ended June 30, 1998, not included in previous 10-Q filings

     1. The report dated May 14, 1998, included the following important event:

          On May 14, 1998, Total System Services, Inc. (Registrant) announced that it has signed a ten year processing agreement with Sears, Roebuck and Co. (Sears) to convert and process its private-label portfolio on TSYS' TS2 Cardholder System. The ten year term will begin upon the completion of the conversion of Sears accounts to TS2, which conversion is anticipated to be completed in the second quarter of 1999.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TOTAL SYSTEM SERVICES, INC.

Date:  August 13, 1998                              by:  /s/ Richard W. Ussery
                                                    --------------------------
                                                    Richard W. Ussery
                                                    Chairman of the Board
                                                     and Chief Executive
                                                     Officer

Date:  August 13, 1998                              by:  /s/ James B. Lipham
                                                    ---------------------------
                                                    James B. Lipham
                                                    Chief Financial Officer