Form 10-Q
period 1998-09-30
TOTAL SYSTEM SERVICES INC
filed 1998-11-16
CIK 721683

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              September 30, 1998
                               ----------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from                       to
                               ------------------------------------------------


Commission  file number                   1-10254
                       --------------------------------------------------------


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS                                 OUTSTANDING AS OF    November  12, 1998
  ----------------------------          ---------------------------------------
  Common Stock, $.10 par value                          194,043,698


                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX
                                                                                           Page
                                                                                             Number

                                                                                            -------
Part I. Financial Information

       Item 1. Financial Statements

                Consolidated Balance Sheets - September 30, 1998 and
                   December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

                Consolidated Statements of Income - Three months and
                   Nine months ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . 4

                Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . 6

                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .  . 7

       Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . 9

Part II. Other Information


       Item 6.  (a) Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                (b) Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .  18


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19



                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                         September 30,      December 31,
                                                                             1998               1997
--------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $30.2 million and $40.6 million
    on deposit with a related party at 1998 and 1997, respectively) .   $  30,383,492       43,335,922
  Short-term investments with a related party .......................              --          998,228
  Accounts receivable, net of allowance for doubtful accounts of
    $707,000 and $736,000 at 1998 and 1997, respectively ............      69,034,053       69,450,919
  Prepaid expenses and other current assets .........................      26,574,898       18,620,638
                                                                        -------------    -------------
      Total current assets ..........................................     125,992,443      132,405,707
Property and equipment, less accumulated depreciation and
  amortization of $73.9 million and $65.1 million at 1998 and
  1997, respectively ................................................      83,717,592       68,968,574
Computer software, less accumulated amortization of
  $45.8 million and $34.2 million at 1998 and 1997, respectively ....      55,734,275       43,133,137
Other assets ........................................................      62,922,443       52,350,519
                                                                        -------------    -------------
      Total assets ..................................................   $ 328,366,753      296,857,937
                                                                        =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ..................................................   $   7,953,972        6,400,365
  Accrued salaries and related liabilities ..........................       6,225,475        6,680,979
  Accrued employee benefits .........................................      14,120,313       13,870,969
  Current portion of long-term debt and obligations under
    capital leases ..................................................         127,008          132,416
  Other current liabilities (includes $1.7 and $1.2 million payable
     to related parties at 1998 and 1997, respectively) .............      36,163,716       34,421,668
                                                                        -------------    -------------
      Total current liabilities .....................................      64,590,484       61,506,397
Long-term debt and obligations under capital leases,
    excluding current portion .......................................         274,703          342,096
Deferred income taxes ...............................................      10,057,739       13,754,688
                                                                        -------------    -------------
      Total liabilities .............................................      74,922,926       75,603,181
                                                                        -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 194,225,283 issued at 1998 and 1997,
      respectively; 194,027,648 and 193,995,337 outstanding
     at 1998 and 1997, respectively .................................      19,422,528       19,422,528
   Additional paid-in capital .......................................         818,013          414,748
  Treasury stock, at cost ...........................................        (325,813)        (377,701)
  Accumulated other comprehensive income ............................      (1,180,310)      (1,178,182)
  Retained earnings .................................................     234,709,409      202,973,363
                                                                        -------------    -------------
      Total shareholders' equity ....................................     253,443,827      221,254,756
                                                                        -------------    -------------
      Total liabilities and shareholders' equity ....................   $ 328,366,753      296,857,937
                                                                        =============    =============


See accompanying notes to consolidated financial statements.



                          TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended
                                                                                            September 30,
                                                                                -------------------------------------
                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $8.2 million and $7.7 million from
    related parties for 1998 and 1997, respectively) ...........................   $  88,954,052       82,705,215
  Other services ...............................................................      10,447,873        9,429,762
                                                                                   -------------   --------------
      Total revenues ...........................................................      99,401,925       92,134,977
                                                                                   -------------   --------------

Expenses:
  Salaries and other personnel expense .........................................      38,842,357       36,505,667
  Net occupancy and equipment expense ..........................................      27,110,161       24,373,829
  Other operating expenses (includes $2.8 million and $2.7 million to related
   parties for 1998 and 1997, respectively) ....................................      15,220,491       14,568,649
                                                                                   -------------   --------------
      Total expenses ...........................................................      81,173,009       75,448,145
                                                                                   -------------   --------------

Equity in income of joint ventures .............................................       3,910,077        2,226,190
                                                                                   -------------   --------------

       Operating income ........................................................      22,138,993       18,913,022
                                                                                   -------------   --------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net ....................................          (2,119)          12,533
  Interest income, net (includes $590,000 and $577,000 from a related
    party for 1998 and 1997, respectively) .....................................         442,760          615,390
                                                                                   -------------   --------------
      Total nonoperating income ................................................         440,641          627,923
                                                                                   -------------   --------------

      Income before income taxes ...............................................      22,579,634       19,540,945

Income taxes ...................................................................       7,408,466        6,315,550
                                                                                   -------------   --------------

      Net income ...............................................................   $  15,171,168       13,225,395
                                                                                   =============   ==============

      Basic earnings per share .................................................   $         .08              .07
                                                                                   =============   ==============

      Diluted earnings per share ...............................................   $         .08              .07
                                                                                   =============   ==============

Weighted average common shares outstanding .....................................     194,024,390      193,967,280

Increase due to assumed issuance of shares
    related to stock options outstanding .......................................         589,805          218,643
                                                                                   -------------   --------------

Weighted average common and common
    equivalent shares outstanding ..............................................     194,614,195      194,185,923
                                                                                   =============   ==============

Cash dividends per common share ................................................   $        .010             .008
                                                                                   =============   ==============


See accompanying notes to consolidated financial statements.


                          TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                               Nine months ended
                                                                                  September 30,
                                                                         -----------------------------
                                                                               1998          1997
-------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $22.4 million and
    $21.4 million from related parties for 1998 and 1997, respectively)   $254,699,719    238,122,326
  Other services ......................................................     32,489,600     26,885,932
                                                                          ------------   ------------
      Total revenues ..................................................    287,189,319    265,008,258
                                                                          ------------   ------------

Expenses:
  Salaries and other personnel expense ................................    120,297,210    111,277,481
  Net occupancy and equipment expense .................................     76,859,661     72,070,173
  Other operating expenses (includes $8.4 million and $7.7 million
    to related parties for 1998 and 1997, respectively) ...............     45,575,611     41,243,054
                                                                          ------------   ------------
      Total expenses ..................................................    242,732,482    224,590,708
                                                                          ------------   ------------

Equity in income of joint ventures ....................................      8,694,973      6,160,598
                                                                          ------------   ------------

      Operating income ................................................     53,151,810     46,578,148
                                                                          ------------   ------------

Nonoperating income:
  Gain on disposal of equipment, net ..................................          2,289          1,603
  Interest income, net (includes $1.9 million and $1.4 from a related
    party for 1998 and 1997, respectively) ............................      2,023,702      1,542,682
                                                                          ------------   ------------
      Total nonoperating income .......................................      2,025,991      1,544,285
                                                                          ------------   ------------

      Income before income taxes ......................................     55,177,801     48,122,433

Income taxes ..........................................................     18,106,212     16,438,886
                                                                          ------------   ------------

      Net income ......................................................   $ 37,071,589     31,683,547
                                                                          ============   ============

      Basic earnings per share ........................................   $        .19            .16
                                                                          ============   ============

      Diluted earnings per share ......................................   $        .19            .16
                                                                          ============   ============

Weighted average common shares outstanding ............................    194,013,625    193,945,621

Increase due to assumed issuance of shares
    related to stock options outstanding ..............................        647,587        243,011
                                                                          ------------   ------------

Weighted average common and common
    equivalent shares outstanding .....................................    194,661,212    194,188,632
                                                                          ============   ============

Cash dividends per common share .......................................   $       .028           .023
                                                                          ============   ============


See accompanying notes to consolidated financial statements.


                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                      Nine months ended
                                                                         September 30,
                                                               --------------------------------------
                                                                      1998            1997
------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income .................................................   $ 37,071,589      31,683,547
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures .....................     (8,694,973)     (6,160,598)
      Depreciation and amortization ..........................     26,876,722      21,658,738
      Provision for doubtful accounts ........................         13,500          67,500
      Deferred income tax benefit ............................     (3,696,949)     (1,982,016)
      (Gain) loss on disposal of equipment, net ..............         (2,289)         (1,603)
    (Increase) decrease in:
      Accounts receivable ....................................        403,366      (7,425,291)
      Prepaid expenses and other assets ......................     (4,327,662)     (2,751,758)
    Increase (decrease) in:
      Accounts payable .......................................      1,553,607       4,983,646
      Accrued expenses and other current liabilities .........      1,395,048       4,812,369
                                                                 ------------    ------------
          Net cash provided by operating activities ..........     50,591,959      44,884,534
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment .........................    (24,582,248)    (12,933,436)
  Additions to computer software .............................    (24,519,958)    (10,079,409)
  Proceeds from disposal of equipment ........................         80,594          52,457
  Dividends received from joint ventures .....................      5,618,616       3,252,561
  Increase in contract acquisition costs .....................    (16,282,947)    (16,377,924)
  Redemption of short-term investment ........................        998,228       5,000,000
                                                                 ------------    ------------
          Net cash used in investing activities ..............    (58,687,715)    (31,085,751)
                                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of short-term debt ..................           --         3,110,944
  Principal payments on long-term debt and
    capital lease obligations ................................        (72,801)       (126,232)
  Dividends paid on common stock .............................     (4,850,238)     (4,363,527)
  Proceeds from exercise of stock options ....................         66,365          82,712
                                                                 ------------    ------------
          Net cash used in financing activities ..............     (4,856,674)     (1,296,103)
                                                                 ------------    ------------
          Net increase (decrease) in cash and cash equivalents    (12,952,430)     12,502,680
Cash and cash equivalents at beginning of period .............     43,335,922      27,496,057
                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................   $ 30,383,492      39,998,737
                                                                 ============    ============

Cash paid for interest .......................................   $      2,823          12,290
                                                                 ============    ============

Cash paid for income taxes (net of tax refunds received) .....   $ 19,168,260      15,932,646
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                          TOTAL SYSTEM SERVICES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.[R] (TSYS[R]) and its wholly owned subsidiaries, Columbus Depot Equipment Company [SM] (CDEC [SM]), TSYS Total Solutions, Inc. [R] (TSI), Columbus Productions, Inc.SM (CPI) and TSYS Canada, Inc. [SM](TCI). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1997 annual report previously filed on Form 10-K.

     On April 16, 1998, TSYS declared a three-for-two stock split, which was effected on May 8, 1998. All shareholder equity, share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to give effect to the split.

Note 2 - Supplementary Balance Sheet Information

     A significant component of other assets included in the consolidated balance sheets at September 30, 1998 and December 31, 1997, is contract acquisition costs, net, of $35,670,047 and $27,274,037, respectively. Also included in other assets are investments in joint ventures of $24,135,030 and $21,338,446 at September 30, 1998 and December 31, 1997, respectively. Included in other current liabilities at September 30, 1998 and at December 31, 1997, are reserves of $4,001,860 and $4,051,285, respectively, to cover transaction processing provisions. Also included in other current liabilities are customer postage deposits of $14,498,331 and $13,579,370 at September 30, 1998 and December 31, 1997, respectively.

Note 3 - Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports
Notes to Consolidated Financial Statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. TSYS is in the process of evaluating the impact SFAS 131 will have on its disclosures.

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

Note 4 - Total Comprehensive Income

     Total comprehensive income for the three months ended September 30, 1998, was $15,172,829, compared to $13,225,395 for the three months ended September 30, 1997. Comprehensive income for the nine months ended September 30, 1998 and 1997, was $37,069,461 and $31,683,547, respectively.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30:

                                          Percentage of      Percentage Change
                                          Total Revenues     in Dollar Amounts
                                           1998     1997       1998 vs 1997
Revenues:
  Bankcard data processing services ..      89.5%    89.8%        7.6%
  Other services .....................      10.5     10.2        10.8
                                           -----    -----
      Total revenues .................     100.0    100.0         7.9
                                           -----    -----

Expenses:
  Salaries and other personnel expense      39.1     39.6         6.4
  Net occupancy and equipment expense       27.3     26.5        11.2
  Other operating expenses ...........      15.2     15.8         4.5
                                           -----    -----
      Total operating expenses .......      81.6     81.9         7.6
                                           -----    -----
Equity in income of joint ventures ...       3.9      2.4        75.6
                                           -----    -----

    Operating income .................      22.3     20.5        17.1

Nonoperating income ..................       0.4      0.7       (29.8)
                                           -----    -----
      Income before income taxes .....      22.7     21.2        15.6

Income taxes .........................       7.4      6.8        17.3
                                           -----    -----
Net income ...........................      15.3%    14.4%       14.7%
                                           =====    =====

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30:


                                            Percentage of     Percentage Change
                                           Total Revenues     in Dollar Amounts
                                            1998    1997        1998 vs 1997
Revenues:
  Bankcard data processing services ..      88.7%    89.9%          7.0%
  Other services .....................      11.3     10.1          20.8
                                           -----    -----
     Total revenues ..................     100.0    100.0           8.4
                                           -----    -----
Expenses:
  Salaries and other personnel expense      41.9     42.0           8.1
  Net occupancy and equipment expense       26.8     27.2           6.6
  Other operating expenses ...........      15.8     15.5          10.5
                                           -----    -----
      Total operating expenses .......      84.5     84.7           8.1
                                           -----    -----
Equity in income of joint ventures ...       3.0      2.3          41.1
                                           -----    -----
    Operating income .................      18.5     17.6          14.1

Nonoperating income ..................       0.7      0.6          31.2
                                           -----    -----
      Income before income taxes .....      19.2     18.2          14.7

Income taxes .........................       6.3      6.2          10.1
                                           -----    -----
Net income ...........................      12.9%    12.0%         17.0%
                                           =====    =====

     Total revenues increased $7.3 million, or 7.9%, and $22.2 million, or 8.4%, during the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997.

     Revenues from bankcard data processing services increased $6.2 million, or 7.6%, in the three months ended September 30, 1998, compared to the same period in 1997. During the nine months ended September 30, 1998, revenues from bankcard data processing services increased $16.6 million, or 7.0%, compared to the same period in 1997. Increased revenues from bankcard data processing services are primarily attributable to the growth in the card portfolios of existing customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on increases in the level of cardholder accounts processed. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

     Average cardholder accounts on file for the three months ended September 30, 1998, were 101.3 million, which was an increase of approximately 13.8% over the average of 89.0 million for the same period in 1997. For the first nine months of 1998, average cardholder accounts were 96.5 million, a 12.6% increase over the 85.7 million average cardholder accounts for the same period last year. Cardholder accounts on file at September 30, 1998, were 103.1 million, a 14.4% increase over the 90.1 million accounts on file at September 30, 1997. The increase in cardholder accounts on file from September 1997 to September 1998 included net internal growth of existing customers of 9.0 million additional cardholder accounts and approximately 4.0 million accounts of new customers.

     During the first nine months of 1998, TSYS converted approximately 27.8 million existing cardholder accounts to TS2[R], bringing the total number of accounts on TS2 at September 30, 1998, to more than 47.0 million, compared to
14.4 million at September 30, 1997.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. In April 1998, two of the Company's customers, NationsBank and Bank of America, announced their intent to merge and announced completion of the merger effective September 30, 1998. As a result, the percentage of revenues derived from major customers increased. For the three months and nine months ended September 30, 1998, two major customers accounted for approximately 36% and 35% of total revenues, respectively, compared to 34% for the three months and the nine months ended September 30, 1997. The loss of either one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     Near the end of the first quarter of 1998, AT&T, a major customer of the Company, completed the sale of its Universal Card Services (UCS) to Citibank, now a part of Citigroup after Citibank's merger with Travelers Group, Inc. TSYS and UCS (now Citibank) have a processing contract with a term until August 2000, and, at the customer's instruction, TSYS converted all UCS accounts to TS2, completing the conversion in October 1998. The long-term effect of the sale of AT&T's credit card business on TSYS' financial condition and results of operations cannot be determined at this time.

     As discussed above, NationsBank and Bank of America merged effective September 30, 1998. The Company has long-term processing contracts with each of these customers and is in the process of assessing implications of the merger on the existing contracts with each customer.

     During the second quarter of 1998, the Company announced the signing of a long-term processing agreement with Sears, Roebuck and Co. to convert and process its 60 million private label accounts. TSYS successfully converted the first 7.2 million of these accounts to TS2 in October 1998. The conversion of the remainder of these accounts is anticipated to be completed by the end of the second quarter of 1999. Additional revenue will be realized as these accounts are added over the first half of 1999.

     Total operating expenses increased 7.6% and 8.1% for the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increases in operating expenses are attributable to increases in all expense categories as described below.

     Employment expenses increased 6.4% and 8.1% for the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. In the third quarter of 1998, due to the increase in TS2 conversion activity, the Company capitalized additional employment expenses. Further, employment expenses capitalized in conjunction with software development increased in the third quarter of 1998. The majority of these expenditures were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed by the end of the fourth quarter of 1999. Increases in employment expenses attributable to normal growth in salaries and related benefits were partially offset by the increased level of capitalization. The average number of employees in the third quarter of 1998 increased to 3,434, a 15.0% increase over the 2,987 in the same period of 1997. For the first nine months of 1998, the average number of employees was 3,361 an 18.6% increase over the first nine months of 1997. At October 31, 1998, TSYS had 3,335 full-time and 83 part-time employees.

     In February 1998, TSYS announced the formation of TSYS Canada, Inc. (TCI), a wholly owned subsidiary incorporated in the state of Georgia and headquartered in Columbus. On February 1, 1998, TCI opened an office in Welland, Ontario, Canada, which currently employs 19 programmers who are providing support and assistance with the conversion of card portfolios to TS2.

     Net occupancy and equipment expense increased 11.2% and 6.6% for the three months and nine months ended September 30, 1998, respectively, over the same periods in equipment expense, remained comparable. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved substantially through operating leases. Beginning in the fourth quarter of 1997, the Company began entering into a larger number of more economical leases on technologically advanced equipment rather than renewing certain expensive leases on older equipment. Computer software upgrade licenses were purchased for additional processors subsequent to the third quarter of 1997 to accommodate increased volumes due to the expected growth in the number of accounts associated with new customers. Amortization of these licenses accounts for the majority of the increases in net occupancy and equipment.

     Other operating expenses increased 4.5% and 10.5% for the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The growth in other operating expenses for 1998 is primarily due to increased travel, legal, telecommunication and other business development costs associated with exploring new business opportunities.

     TSYS' share of income from its equity in joint ventures was $3.9 million and $2.2 million for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Company's equity in income of its joint ventures was $8.7 million and $6.2 million, respectively. The increase is primarily due to improved operating results from Vital Processing Services, L.L.C. (Vital) which continued to grow operating results in line with expectations. With respect to Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), operating results continued to remain flat through the third quarter of 1998. There remains uncertainty in the Mexican economy which management continues to monitor. Any significant adverse development in the operations of TSYS de Mexico or in the Mexican economy could have a material adverse effect on the Company's financial condition and results of operations.

     Interest income, net, includes interest expense of $7,255 and $9,296 and interest income of $450,015 and $624,684 for the third quarters of 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, respectively, interest expense was $22,342 and $60,207, and interest income was $2,046,044 and $1,602,889. The increase in interest income in 1998 as compared to 1997 is primarily the result of higher levels of cash available for investment.

     Operating income increased 17.1% and 14.1% for the three and nine months ended September 30, 1998, respectively, over the same periods in 1997. The increase is primarily due to growth in revenues and equity in net income of joint ventures combined with improved expense control.

     TSYS' effective income tax rate for the third quarter of 1998 was 32.8%, compared to 32.3% for the same period in 1997. For the nine months ended September

30, 1998, the effective tax rate was 32.8%, compared to 34.2% for the same period in 1997. The decrease in TSYS' effective income tax rate for the nine-month period is primarily due to certain effective income tax planning strategies, including the identification and recognition of research and experimentation credits for ongoing development activities, foreign tax credits associated with the Mexican joint venture, and a reduction in state income taxes due to favorable tax legislation.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first nine months of 1998 increased to $50.6 million from $44.9 million in the same period of 1997. The major uses of cash generated from operations have been the addition of property and equipment; internal development and purchase of computer software; investment in contract acquisition costs; and the payment of cash dividends.

     During the third quarter of 1998, TSYS purchased property and equipment of $11.1 million for total purchases of $24.6 million for the first nine months of 1998. Computer software increased during the third quarter by $4.8 million, bringing the total additions for 1998 to $24.5 million; additions primarily consisted of purchased software. Also, in the third quarter of 1998, $5.3 million was invested in contract acquisition costs for a total of $16.3 million invested in 1998, of which $9.6 million represents payments for processing rights.

     Dividends on common stock of $1.9 million were paid in the third quarter of 1998, bringing the total amount of dividends paid to $4.9 million. At the Annual Meeting of Shareholders in April 1998, the Company, in addition to announcing a three-for-two stock split, also increased the quarterly dividend 33.3% to $.01 per share.

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

     In addition, TSYS began a $5 million expansion of its operations center in north Columbus during 1997. This expansion includes space for the card production services now located in downtown Columbus. TSYS will begin relocating the card production services in the fourth quarter of 1998. This expansion will further include additional space for mailing support functions. TSYS also purchased 18 acres of land containing a 104,000 square-foot speculative building in east Columbus at a cost of $1.9 million. The building has been prepared for an additional state-of-the-art data center at a cost of approximately $15.0 million and will be placed in service in phases over the remainder of the fourth quarter of 1998. Permanent financing for these projects will be through industrial revenue bonds.

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

     The Company's Year 2000 plans called for all mission critical systems to be renovated by the end of the second quarter of 1998 which was accomplished. Testing for clients and other third parties was begun in the third quarter of 1998. Completion of all third party interface testing is dependent upon those third parties completing their own internal remediation. TSYS has made an assessment of noncompliant suppliers and vendors and will schedule and coordinate testing of incoming and outgoing interfaces with third-party vendors. The Company could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

     TSYS is primarily utilizing existing internal resources to complete the Year 2000 project. The Company incurred $1.7 million of direct costs related to the Year 2000 remediation project during the third quarter of 1998, bringing the total direct costs for 1998 to $4.6 million. The Company expects to incur an additional $3.4 million of direct costs during the remainder of 1998 and approximately $6.0 million in 1999. The Company has developed its remediation contingency plan and is currently developing its Year 2000 business continuity contingency plan which will be finalized by the end of the fourth quarter of 1998. Based upon progress to date, TSYS does not expect the cost of the Year 2000 project to significantly impact its financial condition and results of operations.

     The costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions about future events, including the continued availability of necessary technical resources and the cooperation of customers and vendors. However, there are no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.95:1. At September 30, 1998, TSYS had working capital of $61.4 million compared to $70.9 million at December 31, 1997.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. TSYS is in the process of evaluating the impact SFAS No. 131 will have on its disclosures.

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under current and future contracts; (iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses;
(ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (x) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board; (xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) failure to successfully implement the Company's Year 2000 modification plans substantially as scheduled and budgeted; and (xiv) the success of TSYS at managing the risks involved in the foregoing.

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

b)  There were no Forms 8-K filed during the quarter ended September 30, 1998.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TOTAL SYSTEM SERVICES, INC.

Date:  November 12, 1998                            by:  /s/ Richard W. Ussery
                                                    ---------------------------
                                                    Richard W. Ussery
                                                    Chairman of the Board
                                                      and Chief Executive
                                                      Officer

Date:  November 12, 1998                            by:  /s/ James B. Lipham
                                                    ---------------------------
                                                    James B. Lipham
                                                    Chief Financial Officer