Form 10-K
period 1998-12-31
TOTAL SYSTEM SERVICES INC
filed 1999-03-12
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1998 or

[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from      to          .

Commission file number        1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                 58-1493818
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1200 Sixth Avenue
Columbus, Georgia                                           31901
(Address of principal executive offices)                  (Zip Code)
(Registrant's telephone number, including area code)      (706) 649-2204

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
Common Stock, $.10 Par Value                    New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               YES    X                             NO___________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 11, 1999, 194,909,527 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding, and the aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by non-affiliates was approximately $750,067,000 (based upon the closing per share price of such stock on said date.)

     Portions of the 1998 Annual Report to Shareholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 12, 1999 are incorporated in Part III of this report.

                Registrant's Documents Incorporated by Reference

                                               Part Number and Item
Document Incorporated                          Number of Form 10-K
by Reference                                   Into Which Incorporated
------------------------                       -----------------------
Pages 22 through 29, 34 through                Part I, Item 1, Business
37, and 41 through 43 of Registrant's
1998 Annual Report to Shareholders

Pages 34 through 37, and 41 of                 Part I, Item 2, Properties
Registrant's 1998 Annual
Report to Shareholders

Page 41 of Registrant's 1998                   Part I, Item 3, Legal
Annual Report to Shareholders                  Proceedings

Page 46 of Registrant's 1998                   Part II, Item 5, Market
Annual Report to Shareholders                  for Registrant's Common
                                               Equity and Related Stockholder
                                               Matters

Page 21 of Registrant's 1998                   Part II, Item 6, Selected
Annual Report to Shareholders                  Financial Data

Pages 22 through 29 of Registrant's            Part II, Item 7, Management's
1998 Annual Report to Shareholders             Discussion and Analysis of
                                               Financial Condition and
                                               Results of Operations

Pages 30 through 44, and 46                    Part II, Item 8, Financial
of Registrant's 1998 Annual                    Statements and Supplementary
Report to Shareholders                         Data

Pages 2 and 3, 5, and 17                       Part III, Item 10,
of Registrant's Proxy Statement in             Directors and Executive
connection with the Annual Meeting             Officers of the Registrant
of Shareholders to be held
on April 15, 1999

Page 5, pages 7 through 9, and 13              Part III, Item 11,
of Registrant's Proxy Statement                Executive Compensation
in connection with the Annual Meeting
of Shareholders to be held on
April 15, 1999

Page 6, and pages 14 and 15 of                 Part III, Item 12, Security
Registrant's Proxy Statement in connection     Ownership of Certain
with the Annual Meeting of Shareholders        Beneficial Owners and
to be held on April 15, 1999                   Management

Pages 13 and 14, 16, and 17                    Part III, Item 13,
of Registrant's Proxy Statement in             Certain Relationships
connection with the Annual Meeting             and Related Transactions
of Shareholders to be held on
April 15, 1999 and pages 36 and 37
of Registrant's 1998
Annual Report to Shareholders

Pages 30 through 44 of Registrant's            Part IV, Item 14, Exhibits,
1998 Annual Report to Shareholders             Financial Statement
                                               Schedules and Reports
                                               on Form 8-K


                                       Cross Reference Sheet

Item No.               Caption                                          Page No.
-------                -------                                          --------
Part I

   Safe Harbor Statement                                                       1

         1.    Business                                                        2

         2.    Properties                                                      4

         3.    Legal Proceedings                                               5

         4.    Submission of Matters to a Vote of                              5
                 Security Holders

Part II

         5.    Market for Registrant's Common Equity                           5
                 and Related Stockholder Matters

         6.    Selected Financial Data                                         6

         7.    Management's Discussion and Analysis                            6
                 of Financial Condition and Results
                 of Operations

         7A.   Quantitative and Qualitative Disclosures About
                 Market Risk                                                   6

         8.    Financial Statements and Supplementary                          6
                 Data

         9.    Changes In and Disagreements With Accountants                   6
                 on Accounting and Financial Disclosure

Part III

        10.    Directors and Executive Officers of                             6
                 the Registrant

        11.    Executive Compensation                                          7

        12.    Security Ownership of Certain                                   7
                 Beneficial Owners and Management

        13.    Certain Relationships and Related                               7
                 Transactions

Part IV

        14.    Exhibits, Financial Statement Schedules,                        7
                 and Reports on Form 8-K


                                              PART I

Safe Harbor Statement

     Certain statements contained in this Annual Report on Form 10-K and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Total System Services, Inc.(R) ("TSYS (R)") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products, services or conversions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and other relevant economies; (ii) TSYS' performance under - and retention of - current and future processing agreements with customers; (iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits, including a shift from credit cards to debit cards; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) failure to successfully implement TSYS' Year 2000 modification plans substantially as scheduled and budgeted; and (xiv) the success of TSYS at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

------------------------------------
Synovus Financial Corp., Synovus, Columbus Bank and Trust Company and CB&T are federally registered service marks of Synovus Financial Corp. TSYS, TS2, Total System Services, Inc., THE TOTAL SYSTEM and TSYS Total Solutions are federally registered service marks of Total System Services, Inc.

Item 1.  Business

     Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Columbus Bank and Trust Company(R), TSYS is now one of the world's largest information technology processors of credit, debit, commercial and private-label cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(R) servicing issuing institutions throughout the United States, Puerto Rico, Canada, Mexico and the Caribbean, representing more than 117 million cardholder accounts on file as of December 31, 1998. TSYS provides card production, statement preparation, electronic commerce services, portfolio management services, account acquisition, credit evaluation, risk management and customer service to clients. Synovus Financial Corp.(R), a $10.5 billion asset, multi-financial services company, owns 80.8 percent of TSYS.

     TSYS has four wholly owned subsidiaries: (1) Columbus Depot Equipment Company(sm), which sells and leases computer related equipment associated with TSYS' bankcard data processing services; (2) TSYS Total Solutions,(R) Inc., which provides mail and correspondence processing services and account solicitation services; (3) Columbus Productions, Inc.(sm), which provides full-service commercial printing and related services; and (4) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2(R).

     TSYS also holds a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related processing services to Mexican banks, and a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic information services to financial and nonfinancial institutions and their merchant customers.

     The services provided by TSYS are divided into two operating segments, bankcard data processing services and other services. Bankcard data processing services, including the programming services provided by TSYS Canada, Inc., account for approximately 90% of TSYS' revenues. The support services provided by TSYS' other subsidiaries, including the equipment leasing services provided by Columbus Depot Equipment Company, the correspondence processing services provided by TSYS Total Solutions, Inc. and the commercial printing services provided by Columbus Productions, Inc., are aggregated into the segment referred to as other services.

     Seasonality. Due to the seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

     Service Marks. TSYS owns the federally registered service marks TSYS, TS2, Total System Services, Inc., THE TOTAL SYSTEM, TOTAL ACCESS, ACE, Partnership Card Services and TSYS Total Solutions, to which TSYS believes strong customer identification attaches. TSYS also owns other service marks. Management does not believe the loss of these marks would have a material impact on the business of TSYS.

     Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 1998, BankAmerica Corporation accounted for 21% of TSYS' total revenues. As a result, the loss of BankAmerica Corporation, or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

     Near the end of the first quarter of 1998, AT&T completed the sale of its Universal Card Services to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. CITIBANK accounted for approximately 13% of total revenues for the year ended December 31, 1998. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate Universal Card Services' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. Consumer credit card accounts represented 11.4% of total revenues derived by TSYS from Universal Card Services for the year ended December 31, 1998. TSYS' management believes that CITIBANK will continue to be a major customer in 1999, but will not be a major customer in 2000 and that the loss of revenues from Universal Card Services for the months of August through December 2000, should not have a material adverse effect on TSYS' financial condition or results of operations for the year ending December 31, 2000.

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

     Regulation and Examination. TSYS is subject to being examined, and is indirectly regulated, by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the National Credit Union Administration, and the various state financial regulatory agencies which supervise and regulate the banks, savings institutions and credit unions for which TSYS provides bankcard data processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS' internal controls in connection with its present performance of bankcard data processing services, and the agreements pursuant to which TSYS provides such services.

     As the Federal Reserve Bank of Atlanta has approved Synovus' indirect ownership of TSYS through Columbus Bank and Trust Company, TSYS is subject to direct regulation by the Federal Reserve Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Department of Banking and Finance of the State of Georgia as a subsidiary of Columbus Bank and Trust Company and is authorized to engage in only those activities which Columbus Bank and Trust Company itself is authorized to engage in directly, which includes the bankcard and other data processing services presently being provided by TSYS. As TSYS and its subsidiaries operate as subsidiaries of Columbus Bank and Trust Company, they are subject to regulation by the Federal Deposit Insurance Corporation.

     Employees. As of February 28, 1999, TSYS had 3,935 full-time employees.

     See the "Financial Review" Section on pages 22 through 29 and Note 1, Note 4, Note 9, Note 11 and Note 12 of Notes to Consolidated Financial Statements on pages 34 through 36, page 37, page 41, and pages 42 and 43 of TSYS' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 2. Properties

     TSYS owns a 377,000 square foot production center which is located on a
40.4 acre tract of land in north Columbus, Georgia. Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production, purchasing and card production, as well as other related operations.

     TSYS owns a 110,000 square foot building on a 23-acre site in Columbus, Georgia, which accommodates current and future office space needs for technical staff. TSYS also owns a 104,000 square foot building on an 18-acre site in Columbus which functions as a second data center.

     The approximately 32,000 square foot Columbus Depot, located in Columbus, Georgia, which is owned by TSYS and is on the National Register of Historic Places, houses TSYS' executive offices and several corporate divisions.

     TSYS owns its 73,000 square foot South Center located in Columbus, Georgia, and owns its 60,000 square foot Annex Building located in Columbus, Georgia, which house training and documentation, Year 2000 and client relations personnel. TSYS also owns a warehouse facility, various other tracts of real estate located near or adjacent to its South Center and Annex Building which are used for parking and/or future expansion needs, and leases additional office space in Columbus, Georgia, Atlanta, Georgia, and Jacksonville,

Florida.

     During 1997, TSYS entered into an operating lease for the purpose of financing its 540,000 square foot new campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility will consolidate most of TSYS' multiple Columbus locations and will facilitate future growth. The campus development will be a multiyear phased project. TSYS began moving personnel into the new campus facilities in December 1998.

     All of the properties listed above are utilized by TSYS for bankcard data processing services.

     TSYS Total Solutions, Inc. and Columbus Productions, Inc., which are included in the segment other services, own a 72,000 square foot production facility and own a 32,000 square foot production facility, respectively, located in Columbus, Georgia.

     All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used. In addition to its real property, TSYS owns and/or leases a substantial amount of computer equipment.

     See Note 1, Note 2, Note 3, Note 4 and Note 9 of Notes to Consolidated Financial Statements on pages 34 through 37, and page 41 of TSYS' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 3. Legal Proceedings

     See Note 9 of Notes to Consolidated Financial Statements on page 41 of TSYS' 1998 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The "Quarterly Financial Data, Stock Price, Dividend Information" Section which is set forth on page 46 of TSYS' 1998 Annual Report to Shareholders is specifically incorporated herein by reference.

     On January 1, 1999, TSYS issued 854,042 shares of its common stock to Columbus Bank and Trust Company in connection with its acquisition of the assets used by Columbus Bank and Trust Company in the provision of collection, credit evaluation and customer services to credit and issuers.

     The shares of TSYS common stock referenced above were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

     The "Selected Financial Data" Section which is set forth on page 21 of TSYS' 1998 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The "Financial Review" Section which is set forth on pages 22 through 29 of TSYS' 1998 Annual Report to Shareholders, which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," is specifically incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     None.

Item 8. Financial Statements and Supplementary Data

     The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page 46, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Report of Independent Auditors" Sections, which are set forth on pages 30 through 44 of TSYS' 1998 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The "ELECTION OF DIRECTORS" Section which is set forth on pages 2 and 3, the "EXECUTIVE OFFICERS" Section which is set forth on page 5, and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" Section which is set forth on page 17 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 15, 1999 are specifically incorporated herein by reference.

Item 11.  Executive Compensation

     The "DIRECTORS' COMPENSATION" Section which is set forth on page 5, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Change in Control Arrangements" Sections which are set forth on pages 7 through 9, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on page 13 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 15, 1999 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on page 6, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T" Section which is set forth on page 14, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Synovus Common Stock Ownership of Directors and Management" Section which is set forth on pages 14 and 15 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 15, 1999 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on page 13, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T" Section which is set forth on page 14, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on page 14, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Bankcard Data Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on pages 16 and 17 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 15, 1999 are specifically incorporated herein by reference.

     See also Note 2 of Notes to Consolidated Financial Statements on pages 36 and 37 of TSYS' 1998 Annual Report to Shareholders which is specifically incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. Financial Statements

            The following Consolidated Financial Statements of TSYS are specifi-cally incorporated by reference from pages 30 through 44 of TSYS' 1998 Annual Report to Shareholders to Item 8, Part II, Financial Statements and Supplementary Data.

            Consolidated Balance Sheets - December 31, 1998 and 1997.

            Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996.

            Notes to Consolidated Financial Statements.

            Report of Independent Auditors.

            2. Index to Financial Statement Schedules

            The following report of independent auditors and consolidated financial statement schedule of Total System Services, Inc. are included:

            Report of Independent Auditors.

            Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1998, 1997 and 1996.

            All other schedules are omitted because they are inapplicable or the required information is included in the Notes to Consolidated Financial Statements.

            3. Exhibits

               Exhibit
               Number         Description

            3.1 Articles of Incorporation of Total System Services, Inc. ("TSYS"), as amended, incorporated by reference to Exhibit
                   4.1 of TSYS'Registration Statement on Form S-8 filed with the Commission on April 18, 1997 (File No. 333-25401).

            3.2    Bylaws of TSYS, as amended.

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

            10.15 Lease Agreement between First Security Bank, National Association, and TSYS incorporated by reference to Exhibit
                   10.15 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 23, 1998.

            13.1 Certain specified pages of TSYS' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

            20.1 Proxy Statement for the Annual Meeting of Shareholders of TSYS to be held on April 15, 1999, certain pages of which are specifically incorporated herein by reference.

            21.1   Subsidiaries of Total System Services, Inc.

            23.1   Independent Auditors' Consent.

            24.1 Powers of Attorney contained on the signature pages of the 1998 Annual Report on Form 10-K.

            27.1   Financial Data Schedule (for SEC use only).

            99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 1998 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

            99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 1998 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

        (b) Reports on Form 8-K

     On March 1, 1999, TSYS filed a Form 8-K with the Commission in connection with the announcement that Universal Card Services Corp., an affiliate of CITIBANK, notified TSYS of its decision not to renew its processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000.

filings\tsys\tsys98.10k

                         Report of Independent Auditors


The Board of Directors
Total System Services, Inc.

Under date of January 7, 1999, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the Total System Services, Inc. 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/KPMG LLP

Atlanta, Georgia
January 7, 1999

                          TOTAL SYSTEM SERVICES, INC.
                                  Schedule II
                       Valuation and Qualifying Accounts

                                                         Additions
                                                 ------------------------
                                                              Charged
                                      Balance at  Charged to  to other                    Balance at
                                      beginning   costs and   accounts--   Deductions--     end of
                                      of period    expenses   describe     describe         period
-----------------------------------------------------------------------------------------------------

Year ended December 31, 1996:

     Allowance for doubtful accounts   $714,374     94,500          -       (104,392)<F1>  $704,482
                                       ========   ========     =======       ========      ========

Year ended December 31, 1997:

     Allowance for doubtful accounts   $704,482     94,000          -        (62,523)<F1>  $735,959
                                       ========   ========     =======       ========      ========

Year ended December 31, 1998:

     Allowance for doubtful accounts   $735,959     18,000          -        (43,367)<F1>  $710,592
                                       ========   ========     =======       ========      ========


---------
<F1> Accounts deemed to be uncollectible and written off during the year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             TOTAL SYSTEM SERVICES, INC.

                             (Registrant)

March 12, 1999               By:/s/Richard W. Ussery
                                ------------------------------------------
                                Richard W. Ussery,
                                Chairman and
                                Principal Executive Officer

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

/s/James H. Blanchard                                 Date: March 12, 1999
-------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                                  Date: March 12, 1999
--------------------------------------
Richard W. Ussery,
Chairman of the Board
and Principal Executive Officer


/s/Philip W. Tomlinson                                Date: March 12, 1999
---------------------------------------------
Philip W. Tomlinson,
President
and Director


/s/James B. Lipham                                    Date: March 12, 1999
----------------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/Griffin B. Bell                                    Date: March 12, 1999
----------------------------------------------
Griffin B. Bell,
Director


/s/Richard Y. Bradley                                 Date: March 12, 1999
----------------------------------------------
Richard Y. Bradley,
Director


/s/Gardiner W. Garrard, Jr.                           Date: March 12, 1999
---------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/John P. Illges, III                                Date: March 12, 1999
---------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                   Date: March 12, 1999
---------------------------------------------
Mason H. Lampton,
Director


/s/Samuel A. Nunn                                     Date: March 12, 1999
---------------------------------------------
Samuel A. Nunn,
Director


/s/H. Lynn Page                                       Date: March 12, 1999
---------------------------------------------
H. Lynn Page,
Director


/s/W. Walter Miller, Jr.                              Date: March 12, 1999
--------------------------------------------
W. Walter Miller, Jr.,
Director


/s/William B. Turner                                  Date: March 12, 1999
--------------------------------------------
William B. Turner,
Director


/s/James D. Yancey                                    Date: March 12, 1999
--------------------------------------------
James D. Yancey,
Director



