Form 10-Q
period 1999-03-31
TOTAL SYSTEM SERVICES INC
filed 1999-05-17
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1999
                              -------------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              -------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                           OUTSTANDING AS OF May 13, 1999
--------------------------------                ------------------------------
Common Stock, $.10 par value                            194,917,727

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                     Page
                                                                    Number
                                                                  ----------
Part I. Financial Information

  Item 1. Financial Statements

      Consolidated Balance Sheets (unaudited) - March 31, 1999
        and December 31, 1998   . . . . . . . . . . . . . . . . .      3

      Consolidated Statements of Income (unaudited) - Three
        months ended March 31, 1999 and 1998  . . . . . . . . . .      4

      Consolidated Statements of Cash Flows (unaudited) - Three
        months ended March 31, 1999 and 1998  . . . . . . . . . .      5

      Notes to Consolidated Financial Statements (unaudited)  . .      6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .     11

Part II. Other Information

      Item 6.      Exhibits and Reports on Form 8-K . . . . . . .     20

                   (a) Exhibits

                   (27) Financial Data Schedule (For SEC use only)

                   (b) Reports on Form 8-K  . . . . . . . . . . .     20

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                          March 31,       December 31,
                                                                            1999             1998
------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $16.4 million and $9.4 million
    on deposit with a related party at 1999 and 1998, respectively)    $ 16,864,041       9,555,760
  Accounts receivable, net of allowance for doubtful accounts of
    $747,000 and $711,000 at 1999 and 1998, respectively ...........     87,321,775      84,795,727
  Prepaid expenses and other current assets ........................     26,686,180      25,370,604
                                                                       ------------    ------------
      Total current assets .........................................    130,871,996     119,722,091
Property and equipment, less accumulated depreciation and
  amortization of $80.9 million and $77.0 million at 1999 and
  1998, respectively ...............................................     95,906,242      92,619,005
Computer software, less accumulated amortization of
  $56.1 million and $50.7 million at 1999 and 1998, respectively ...     71,295,822      65,861,735
Other assets .......................................................     70,211,868      70,705,481
                                                                       ------------    ------------
      Total assets .................................................   $368,285,928     348,908,312
                                                                       ============    ============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .................................................   $ 10,229,791       7,403,023
  Accrued salaries and employee benefits ...........................     15,189,211      24,643,449
  Current portion of long-term debt and obligations under
    capital leases .................................................        115,429         130,781
  Other current liabilities (includes $1.6 and $1.7 million payable
     to related parties at 1999 and 1998, respectively) ............     39,302,443      27,072,542
                                                                       ------------    ------------
      Total current liabilities ....................................     64,836,874      59,249,795
Long-term debt and obligations under capital leases,
    excluding current portion ......................................        204,286         211,316
Deferred income taxes ..............................................     18,510,100      19,093,482
                                                                       ------------    ------------
      Total liabilities ............................................     83,551,260      78,554,593
                                                                       ------------    ------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 195,079,087 and 194,225,045 issued at 1999
     and 1998, respectively; 194,914,427 and 194,043,785
     outstanding at 1999 and 1998, respectively ....................     19,507,909      19,422,504
Additional paid-in capital .........................................      4,983,039       1,882,814
  Accumulated other comprehensive income ...........................     (1,284,230)     (1,179,337)
  Retained earnings ................................................    261,527,950     250,227,738
                                                                       ------------    ------------
      Total shareholders' equity ...................................    284,734,668     270,353,719
                                                                       ------------    ------------
      Total liabilities and shareholders' equity ...................   $368,285,928     348,908,312
                                                                       ============    ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                               Three months ended
                                                                                    March 31,
                                                                        --------------------------------
                                                                             1999             1998
----------------------------------------------------------------------------------------------------------
Revenues:
  Bankcard data processing services (includes $7.8 million and
    $7.4 million from related parties for 1999 and 1998, respectively)  $  96,078,596      85,105,531
  Other services .....................................................     19,231,916      11,212,762
                                                                         ------------    ------------
      Total revenues .................................................    115,310,512      96,318,293
                                                                         ------------    ------------

Expenses:
  Salaries and other personnel expense ...............................     48,468,080      43,210,460
  Net occupancy and equipment expense ................................     32,721,086      24,366,473
  Other operating expenses (includes $3.1 million and $2.6 million
    to related parties for 1999 and 1998, respectively) ..............     16,992,962      16,189,013
                                                                         ------------    ------------
      Total expenses .................................................     98,182,128      83,765,946
                                                                         ------------    ------------

Equity in income of joint ventures ...................................      2,113,288       2,028,472
                                                                         ------------    ------------

 Operating income ....................................................     19,241,672      14,580,819
                                                                         ------------    ------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net ..........................       (280,616)          2,598
  Interest income, net (includes $253,000 and $658,000 from a related
    party for 1999 and 1998, respectively) ...........................        369,867         756,243
                                                                         ------------    ------------
      Total nonoperating income ......................................         89,251         758,841
                                                                         ------------    ------------

      Income before income taxes .....................................     19,330,923      15,339,660

Income taxes .........................................................      6,382,355       5,089,299
                                                                         ------------    ------------

      Net income .....................................................  $  12,948,568      10,250,361
                                                                         ============    ============

      Basic earnings per share .......................................  $        0.07            0.05
                                                                         ============    ============

      Diluted earnings per share .....................................  $        0.07            0.05
                                                                         ============    ============

Weighted average common shares outstanding ...........................    194,880,819     194,000,165

Increase due to assumed issuance of shares
    related to stock options outstanding .............................        763,914         577,111
                                                                         ------------    ------------

Weighted average common and common
    equivalent shares outstanding ....................................    195,644,733     194,577,276
                                                                         ============    ============

Cash dividends per common share ......................................  $      0.0100          0.0075
                                                                         ============    ============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

-------------------------------------------------------------------------------------------
                                                                 Three months ended
                                                                      March 31,
                                                         ---------------------------------
                                                                1999            1998
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ...........................................   $ 12,948,568      10,250,361
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures ...............     (2,113,288)     (2,028,472)
      Depreciation and amortization ....................     11,478,884       7,842,451
      Provision for doubtful accounts ..................         54,500           4,500
      Deferred income tax benefit ......................       (583,382)     (1,922,321)
      (Gain) loss on disposal of equipment, net ........        280,616          (2,598)
    (Increase) decrease in:
      Accounts receivable ..............................     (2,580,548)      5,702,612
      Prepaid expenses and other assets ................       (821,508)      2,924,792
    Increase (decrease) in: ............................
      Accounts payable .................................      2,826,768       4,819,443
      Accrued expenses and other current liabilities ...      2,844,253      (2,746,433)
                                                           ------------    ------------
          Net cash provided by operating activities ....     24,334,863      24,844,335
                                                           ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment ...................     (4,202,366)     (3,541,717)
  Additions to computer software .......................    (10,163,343)     (7,149,431)
  Proceeds from disposal of equipment ..................          7,794           6,695
  Dividends received from joint ventures ...............      1,164,307       1,477,969
  Increase in contract acquisition costs ...............     (1,903,352)     (5,457,093)
  Redemption of short-term investment ..................              0         998,228
                                                           ------------    ------------
          Net cash used in investing activities ........    (15,096,960)    (13,665,349)
                                                           ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt and
    capital lease obligations ..........................        (22,382)        (28,442)
  Dividends paid on common stock .......................     (1,940,440)     (1,454,953)
  Proceeds from exercise of stock options ..............         33,200          24,150
                                                           ------------    ------------
          Net cash used in financing activities ........     (1,929,622)     (1,459,245)
                                                           ------------    ------------
          Net increase in cash and cash equivalents ....      7,308,281       9,719,741
Cash and cash equivalents at beginning of period .......      9,555,760      43,335,922
                                                           ------------    ------------
Cash and cash equivalents at end of period .............  $  16,864,041      53,055,663
                                                           ============    ============

Cash paid for interest .................................  $       1,153           1,197
                                                           ============    ============

Cash paid for income taxes (net of tax refunds received)  $  (2,695,277)        581,814
                                                           ============    ============

Significant noncash transaction: The Company acquired Partnership Card Services through the issuance of 854,042 shares of common stock with a market value of $20,070,000 (see Note 5).


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.[Registered Mark](TSYS[Registered Mark]) and its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), TSYS Total Solutions[Registered Mark], Inc. (TSI), Columbus Productions, Inc.SM
(CPI) and TSYS Canada, Inc.SM (TCI). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1998 annual report previously filed on Form 10-K.

     Certain reclassifications have been made to the 1998 financial statements to conform to the presentation adopted in 1999.

Note 2 - Supplementary Balance Sheet Information

     Significant components of prepaid expenses and other current assets are summarized as follows:
                                       March 31, 1999         December 31, 1998
                                    -------------------      ------------------
Contract  acquisition  costs,  net      $  10,291,805           $   9,900,416
Prepaid  expenses                           7,911,138               7,643,395
Other                                       8,483,237               7,826,793
                                    -------------------      ------------------
   Total                                $  26,686,180           $  25,370,604
                                    ===================      ==================

     Significant components of other noncurrent assets are summarized as follows:


                                     March 31, 1999         December 31, 1998
                                  -------------------    ----------------------
Contract acquisition costs, net          $ 36,039,771            $ 36,780,395
Investment in joint ventures, net          29,099,449              28,304,322
Other                                       5,072,648               5,620,764
                                  -------------------    ----------------------
  Total                                  $ 70,211,868            $ 70,705,481
                                  ===================    ======================

     Significant components of other current liabilities are summarized as follows:

                                     March 31, 1999         December 31, 1998
                                   --------------------  ----------------------
Customer postage deposits                 $15,349,003            $ 14,753,284
Transaction processing provisions           3,971,318               3,941,318
Other                                      19,982,122               8,377,940
                                   --------------------  ----------------------
              Total                       $39,302,443            $ 27,072,542
                                   ====================  ======================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity. Total comprehensive income for the three months ended March 31, 1999 and 1998, is as follows:


                                     March 31, 1999             March 31, 1998
                                  -----------------------    ------------------
Net income                                $12,948,568            $ 10,250,361
Other comprehensive income (expense):
Foreign currency translation
  adjustments, net of tax                    (104,893)                  5,489
                                  -----------------------    ------------------
Comprehensive income                      $12,843,675            $ 10,255,850
                                  =======================    ==================


     From January 1, 1997, through December 31, 1998, the Mexican economy was designated as highly inflationary, and thus all currency translation adjustments related to the Mexican joint venture for the year ended December 31, 1998 were expensed. The Mexican economy was determined not to be highly inflationary effective January 1, 1999.

Note 4 - Segment Reporting

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standard No. 131 (SFAS 131). Through an online accounting and bankcard data processing system, Total System Services, Inc. provides card processing services to card-issuing institutions in the United States, Mexico, Canada and the Caribbean. TSYS' subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Bankcard data processing services account for approximately 85% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three months ended March 31, 1999 and 1998. One subsidiary, whose sole business activity is to provide programming support services to the parent company, was aggregated into bankcard data processing services. The remaining segments were aggregated into other services.

Operating Segments

                                                    Bankcard data
March 31, 1999                                   processing services           Other services               Consolidated
------------------------------------------      -----------------------    -----------------------     -----------------------
Total revenue                                 $            97,881,154                 17,956,877     $           115,838,031
Intersegment revenue                                         (127,631)                  (399,888)                   (527,519)
                                                -----------------------    -----------------------     -----------------------
Revenue from external customers               $            97,753,523                 17,556,989     $           115,310,512
                                                =======================    =======================     =======================
Equity in income of joint ventures            $             2,113,288                          -     $             2,113,288
                                                =======================    =======================     =======================
Segment operating income                      $            15,421,119                  3,820,553     $            19,241,672
                                                =======================    =======================     =======================
Income tax expense                            $             4,940,992                  1,441,363     $             6,382,355
                                                =======================    =======================     =======================
Net income                                    $            10,595,108                  2,353,460     $            12,948,568
                                                =======================    =======================     =======================
Identifiable assets                           $           358,045,607                 41,190,533     $           399,236,140
Intersegment eliminations                                 (30,706,033)                  (244,179)                (30,950,212)
                                                -----------------------    -----------------------     -----------------------
Total assets                                  $           327,339,574                 40,946,354     $           368,285,928
                                                =======================    =======================     =======================

                                                    Bankcard data
March 31, 1998                                   processing services           Other services               Consolidated
------------------------------------------      -----------------------    -----------------------     -----------------------
Total revenue                                 $            86,599,259                 10,037,424     $            96,636,683
Intersegment revenue                                         (138,875)                  (179,515)                   (318,390)
                                                -----------------------    -----------------------     -----------------------
Revenue from external customers               $            86,460,384                  9,857,909     $            96,318,293
                                                =======================    =======================     =======================
Equity in income of joint ventures            $             2,028,472                          -     $             2,028,472
                                                =======================    =======================     =======================
Segment operating income                      $            13,414,073                  1,166,746     $            14,580,819
                                                =======================    =======================     =======================
Income tax expense                            $             4,660,030                    429,269     $             5,089,299
                                                =======================    =======================     =======================
Net income                                    $             9,606,659                    643,702     $            10,250,361
                                                =======================    =======================     =======================
Identifiable assets                           $           300,947,848                 30,022,563     $           330,970,411
Intersegment eliminations                                 (24,818,557)                  (308,755)                (30,950,212)
                                                -----------------------    -----------------------     -----------------------
Total assets                                  $           276,129,291                 29,713,808     $           305,843,099
                                                =======================    =======================     =======================

     The following geographic area data represent revenues for the three months ended March 31, 1999 and 1998, respectively, based on the geographic locations of customers. Substantially all property and equipment is located in the United States.

                                        1999                       1998
                                --------------------       --------------------
         United States          $       109,430,788        $       91,235,185
         Mexico                           4,035,896                 4,540,956
         Canada*                          1,631,574                   385,317
         Puerto Rico                        212,254                   156,835
                                --------------------       --------------------
             Totals             $       115,310,512        $       96,318,293
                                ====================       ====================

*These revenues include those generated by the Caribbean accounts belonging to the Bank of Nova Scotia.

     For the three months ended March 31, 1999 and 1998, two major customers accounted for approximately 33% and 29% of total revenues, respectively. One of these customers provided 19%, or $21,628,370, of total revenues for the three months ended March 31, 1999 and 19%, or $18,767,019, for the three months ended March 31, 1998. The other major customer accounted for 14%, or $16,562,231, of total revenues for the three months ended March 31, 1999, and 10%, or $9,534,482, of total revenues for the three months ended March 31, 1998. Revenues from major customers for the periods reported are attributable to both reporting segments.

Note 5 - Acquisition

     Effective January 1, 1999, TSYS acquired Partnership Card Services (PCS) from its majority shareholder, Columbus Bank and Trust Company (CB&T), the flagship bank of Synovus Financial Corp., in exchange for 854,042 newly issued shares of TSYS common stock with a market value of approximately $20.1 million. Prior to its acquisition by TSYS, PCS operated as a division of CB&T, providing services such as credit, collection and customer service to card-issuing financial institutions, including CB&T. The business of PCS has become part of TSYS' wholly owned subsidiary, TSYS Total Solutions, Inc.

     Because the acquisition of PCS was a transaction between entities under common control, the Company has reflected the acquisition at historical cost in a manner similar to a pooling of interests and has reflected the results of operations of PCS in the Company's financial statements beginning January 1, 1999.

     Presented below are the pro forma consolidated results of TSYS' operations for the three months ended March 31, 1998, as though the acquisition of PCS had occurred at the beginning of that period, compared to TSYS' actual consolidated results of operations for the first quarter of 1999.

                                    March 31, 1999          March 31, 1998
                                 -------------------     --------------------
Revenues                        $     115,310,512              98,972,602
                                 ===================      ===================
Net Income                      $      12,948,568              10,569,346
                                 ===================      ===================
Earnings per share - basic
  and diluted                   $             .07                     .05
                                 ===================      ===================

Note 6 - Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were improperly reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. The Company intends to vigorously contest this lawsuit, which seeks unspecified damages. This litigation has just commenced and discovery has not yet begun; thus, the Company is not in a position to determine the possible exposure, if any, to the Company.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31:

                                 Percentage of               Percentage Change
                                Total Revenues               in Dollar Amounts
                            -----------------------        --------------------
                                1999        1998               1999 vs 1998
                            -----------  ----------        --------------------
Revenues:
  Bankcard data processing
    services                     83.3 %      88.4 %                12.9 %
  Other services                 16.7        11.6                  71.5
                                -----       -----
    Total revenues              100.0       100.0                  19.7
                                -----       -----

Expenses:
  Salaries and other
    personnel expense            42.0        44.9                  12.2
  Net occupancy and
    equipment expense            28.4        25.3                  34.3
  Other operating expenses       14.7        16.8                   5.0
                                -----       -----
    Total operating expenses     85.1        87.0                  17.2
                                -----       -----

Equity in income of joint
 ventures                         1.8         2.1                   4.2
                                -----       -----
    Operating income             16.7        15.1                  32.0


Nonoperating income               0.1         0.8                 (88.2)
                                -----       -----

    Income before income taxes   16.8        15.9                  26.0

Income taxes                      5.6         5.3                  25.4
                                -----       -----
Net income                       11.2 %      10.6 %                26.3 %
                                =====       =====


     Total revenues increased $19.0 million, or 19.7%, during the three months ended March 31, 1999, compared to the same period in 1998.

     Revenues from bankcard data processing services increased $11.0 million, or 12.9%, in the three months ended March 31, 1999, compared to the same period in 1998. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to

THE TOTAL SYSTEM [Registered Mark]. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on increases in the level of cardholder accounts processed. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

     Average cardholder accounts on file for the three months ended March 31, 1999, were 131.0 million, which was an increase of approximately 39.9% over the average of 93.7 million for the same period in 1998. Cardholder accounts on file at March 31, 1999, were 153.6 million, a 65.9% increase over the 92.6 million accounts on file at March 31, 1998. The increase in cardholder accounts on file from March 1998 to March 1999 included net internal growth of existing customers of 19.3 million additional cardholder accounts and approximately 41.7 million accounts of new customers.

     During the first three months of 1999, TSYS converted approximately 31.5 million new cardholder accounts to TS2 [Registered Mark]. These 31.5 million accounts combined with the internal growth of existing customers on TS2 bring the total number of accounts on TS2 at March 31, 1999, to approximately 95.7 million, compared to 21.8 million at March 31, 1998. Of the 31.5 million accounts converted to TS2 during the quarter, approximately 25 million accounts were related to Sears private-label card accounts. In April 1999, the final conversion of Sears private-label portfolio was completed, representing an additional 31 million accounts. The accounts converted for Sears in 1999, combined with the 7.5 million converted in the fourth quarter of 1998, bring the total accounts for Sears to 64 million. During the first quarter of 1999, TSYS also converted approximately 6.5 million accounts to TS2 for Canadian Tire and Royal Bank of Canada.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 1999, two major customers accounted for approximately 33% of total revenues, compared to 29% for the three months ended March 31, 1998. The loss of either one of the Company's major customers, or other major or significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     Near the end of the first quarter of 1998, AT&T, a major customer of the Company, completed the sale of its Universal Card Services (UCS) to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. TSYS' management believes that CITIBANK will continue to be a major customer in 1999, but will not be a major customer in 2000 and that the loss of revenues from UCS for the months of August through December 2000, should not have a material adverse effect on the Company's financial condition or results of operations for the year ending December 31, 2000.

     Effective September 30, 1998, NationsBank and Bank of America merged. The Company has long-term processing contracts with each of these customers, with NationsBank's ending in 2005 and Bank of America's in 2007, and is in the process of assessing implications of the merger on the existing contracts with each customer. The combination of NationsBank and Bank of America under a single processing agreement with TSYS will reduce TSYS' revenues in 1999 and future years because together NationsBank and Bank of America will be entitled to receive greater discounts than either would have been entitled to receive standing alone.

     Revenues from other services increased $8.0 million in the first quarter of 1999, compared to the first quarter of 1998. Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Effective January 1, 1999, TSYS acquired Partnership Card Services from CB&T. PCS has become part of TSYS' wholly owned subsidiary, TSYS Total Solutions, Inc. PCS' revenues for the first quarter of 1999 were approximately $6.1 million, including a $1.4 million early termination fee resulting from the loss of a portfolio by a customer.

     Total operating expenses increased 17.2% for the three months ended March 31, 1999, compared to the same period in 1998. The increases in operating expenses are attributable to increases in all expense categories as described below.

     Employment expenses increased $5.3 million, or 12.2%, for the three months ended March 31, 1999, compared to the same period in 1998. The change in employment expenses consists of an increase of $9.8 million associated with growth in the number of employees, normal salary increases and related benefits, offset by $4.5 million invested in software development costs and contract acquisition costs. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed by the end of the fourth quarter of 1999. The average number of employees in the first quarter of 1999 increased to 3,915, a 22.7% increase over the 3,190 in the same period of 1998. At April 30, 1999, TSYS had 3,838 full-time and 150 part-time employees. Effective January 1, 1999, TSYS acquired PCS from its majority shareholder, CB&T. As a result of the acquisition, approximately 330 employees were added to TSYS Total Solutions, Inc. Employment expenses related to these employees in the first quarter of 1999 were $2.6 million.

     Net occupancy and equipment expense increased 34.3% for the three months ended March 31, 1999, over the same period in 1998. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased $4.2 million, or 33.8%, in the first quarter of 1999, compared to the same period in 1998. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved primarily through operating leases. During 1998 and the first quarter of 1999, the Company made significant investments in computer software licenses related to the new East Center data center and to accommodate increased volumes due to the expected growth in the number of accounts associated with new customers.

     Other operating expenses increased 5.0% for the three months ended March 31, 1999, compared to the same period in 1998. The growth in other operating expenses for 1999 is primarily due to increased business development costs associated with exploring new business opportunities.

     TSYS' share of income from its equity in joint ventures was $2.1 million and $2.0 million for the three months ended March 31, 1999 and 1998, respectively. The increase is due to favorable operating results of Vital Processing Services, L.L.C. (Vital) which were partially offset by a decline in operating results from Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico). There remains uncertainty in the Mexican economy which management continues to monitor. Any significant adverse development in the operations of TSYS de Mexico or in the Mexican economy could have a material adverse effect on the Company's financial condition and results of operations.

     Interest income, net, includes interest expense of $6,808 and $7,712 and interest income of $376,675 and $763,955 for the first quarters of 1999 and 1998, respectively. The decrease in interest income in 1999 as compared to 1998 is primarily the result of lower levels of cash available for investment.

     Operating income increased 32.0% for the three months ended March 31, 1999, over the same period in 1998. The increase is primarily due to growth in revenues combined with improved expense control and the operating results of PCS. During the first quarter of 1999, PCS contributed $2.2 million in operating income which includes a $1.4 million early termination fee. Excluding PCS, TSYS' operating income would have increased 16.6% to $17.0 million during the first quarter of 1999, compared to $14.6 million for the same period last year.

     TSYS' effective income tax rate for the first quarter of 1999 was 33.0%, compared to 33.2% for the same period in 1998. The decrease in TSYS' effective income tax rate for the three-month period is primarily due to certain effective income tax planning strategies, including the identification and recognition of research and experimentation credits for ongoing development activities, foreign tax credits associated with the Mexican joint venture, and a reduction in state income taxes due to favorable tax legislation.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first three months of 1999 was $24.3 million, compared to $24.8 million in the same period of 1998. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, investment in contract acquisition costs, and the payment of cash dividends.

     During the first quarter of 1999, TSYS purchased property and equipment of $4.2 million. Additions to computer software during the first quarter were $10.2 million, consisting of $6.8 million for purchased software and $3.4 million for developed software. Also, in the first quarter of 1999, $1.9 million was invested in contract acquisition costs. Dividends on common stock of $1.9 million were paid in the first quarter of 1999.

     In 1997, construction was begun on a campus-type facility which will serve as the Company's corporate headquarters. The Company entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor has purchased the land, is paying for construction and development costs and has leased the property to the Company commencing upon its completion. The lease provides for a substantial residual value guarantee, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company. The Company began moving personnel into the new campus facility in December 1998, and should complete the move of a substantial number of its personnel into the new facility by the end of the third quarter of 1999. With the move to the campus, the Company will not renew leases on certain facilities. The Company expects the increase in occupancy and equipment expense related to occupying the campus to be approximately $5.3 million in 1999, net of the relinquished lease obligations.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.0:1. At March 31, 1999, TSYS had working capital of $66.0 million compared to $60.5 million at December 31, 1998.

Year 2000 Readiness Disclosure

     Many computer programs were written with a two-digit date field, and, if these programs are not made Year 2000 compliant, they will be unable to correctly process date information for the year 2000 and after. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with certain mainframe computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with customers, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Failure to achieve timely remediation of the Company's critical programs and computer systems for Year 2000 would have a material adverse effect on the Company's financial condition and results of operations.

     TSYS has organized its Y2K remediation efforts into five phases: Awareness, Assessment, Renovation, Validation and Implementation. The first phase of TSYS' Year 2000 effort was Awareness, which included promoting the efforts and progress of the TSYS Y2K Project Office through numerous mediums to reach the widest possible audience. As of December 31, 1998, TSYS had completed the Awareness phase of the Year 2000 project.

     The second phase of TSYS' Year 2000 Project was Assessment which included performing a system wide scan of millions of lines of code to determine which lines of code were date impacted. The lines of code identified as noncompliant were earmarked for renovation. A plan for compliance was placed into action, which included methodology, milestones and a timeline for verification. TSYS also assessed the Year 2000 readiness of its 70 vendors who provide mission critical systems. Only 2.4% of the products used from these vendors were determined to be noncompliant. These noncompliant products are being monitored and should be compliant by May 31, 1999. As of December 31, 1998, TSYS had completed the Assessment phase of the Year 2000 project.

     The third phase of the Y2K Project was Renovation which included implementing code changes to all noncompliant systems. During 1998, two major renovation milestones were met. The first milestone, 100% of all critical code converted, was achieved in April 1998. The second, 100% of all noncritical code renovated, was completed in July 1998. As units were renovated they were returned to production, and, as of December 31, 1998, the Company was fully operating on Y2K compliant systems. During the Renovation phase, TSYS established a stand-alone testing environment in which code changes could be verified.

     The fourth phase of the Year 2000 Project was Validation which included setting up a test environment, testing core system functionality and providing test results to clients. It was during this phase that Turn of The Century, Monthly Cycling, Leap Year and Millennium Year, and Month and Quarter End dates were tested. This phase concluded during October, and results were sent to customers in November and December 1998.

     The final phase of the Y2K Project is Implementation which allows clients the opportunity to test their specific code within a Y2K environment. During this phase, four test cycles (Turn of the Century, Monthly Cycling, Leap Year and Millennium Year, Month and Quarter End) will be repeated during the three test iterations. As of December 31, 1998, the Implementation phase of the Year 2000 Project had commenced, with all aspects expected to be completed by June 30, 1999. Clients will be allowed to test in the stand-alone testing environment until August 2, 1999.

     Another significant aspect of the Year 2000 Project is Contingency Planning which is a process to ensure that TSYS can continue operations in the event that information technology systems, noninformation technology systems, or vendors are not Year 2000 compliant. In January 1999, TSYS refined its Business Resumption Contingency Plan, or Y2K Day Plan, which is based on the TSYS Disaster Recovery Plan. This plan sets forth processes and procedures to follow in case the Company experiences a problem with processing Year 2000 data or if mission-critical service providers suffer disruption. The plan includes the following:

     TSYS programming staff will be on site to immediately remediate any coding issues encountered. The Year 2000 Communication Center will act as the nerve center during the century changeover, monitoring processing status, conveying management decisions, and deploying resources where required.

     If a power loss is experienced for any reason at our Data Centers which house mainframe and associated hardware, all our critical systems would be powered through battery backup and diesel generators without experiencing any downtime. This process, referred to as our Uninterrupted Power Supply system, has enough fuel for 72 hours. The Company has contracts with two separate fuel distributors to ensure that our operations could continue indefinitely. The fuel companies have backup generators in case of a power failure to keep their fuel pumps operational.

     TSYS has service agreements with IBM's Global Services to provide, through its business unit, Business Recovery Services, hot-site assistance and equipment for data center and network recovery in case of a natural or man-made disaster. Also, TSYS has contracts with other companies to receive immediate service and/or top priority in an emergency situation. Additionally, vendor technicians for key equipment will be on site for the period of December 31, 1999, through January 3, 2000.

     Management believes that the most likely Y2K risks relate to third parties with which it has material relationships. A failure or disruption of (i) the Company's mission-critical computer systems caused by third-party hardware/software, (ii) third-party service/network/gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of the Company. Management believes its internal review indicates that the Company's mission-critical systems are Y2K ready; however, failure of a mission critical third-party provider could have a material adverse effect on the Company's business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its business sites related to third parties with which it has material relationships, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of the Company.

     TSYS currently estimates the total cost for the Year 2000 Project will amount to approximately $18 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 Project. During the first quarter of 1999, TSYS incurred $1.9 million of direct costs associated with the Year 2000 Project and has incurred $10.9 million since project inception.

Safe Harbor For Year 2000 Forward-Looking Statements

     All forward-looking statements regarding Y2K readiness, including estimates, forecasts and expectations, are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's Y2K forward-looking statements are premised include: (a) retention of employees and contractors working on Y2K projects; (b) customers' remediation of their internal systems to be Y2K ready and their cooperation in timely testing; (c) no material disruption of telecommunication, data transmission networks, payment networks, government services, utilities or other infrastructure services and no unexpected failure of third-party products; (d) no unexpected failures by third-parties providing services to the Company; (e) no undiscovered subversion of systems or program code affecting the Company's systems; and (f) no undiscovered material flaws in the Company's test processes.

Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were improperly reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. The Company intends to vigorously contest this lawsuit, which seeks unspecified damages. This litigation has just commenced and discovery has not yet begun; thus, the Company is not in a position to determine the possible exposure, if any, to the Company.

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under
- and retention of - current and future  processing  agreements  with customers;
(iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (x) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission;
(xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) failure to successfully implement the Company's Year 2000 modification plans substantially as scheduled and budgeted; and (xiv) the success of TSYS at managing the risks involved in the foregoing.

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

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

         (27) - Financial Data Schedule (For SEC use only)

b)  Forms 8-K filed during the quarter ended March 31, 1999.

     1. The report dated February 26, 1999, included the following important event:

          On February 26, 1999, Total System Services, Inc. ("Registrant") announced that it received notice from Universal Card Services Corp. ("UCS"), a unit of CITIBANK, of its decision not to renew its processing contract for consumer cards beyond the original term ending August 1, 2000.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TOTAL SYSTEM SERVICES, INC.
                                                 ---------------------------

Date:  May 13, 1999                              by:  /s/ Richard W. Ussery
                                                 ---------------------------
                                                      Richard W. Ussery
                                                      Chairman of the Board
                                                        and Chief Executive
                                                        Officer

Date:  May 13, 1999                              by:  /s/ James B. Lipham
                                                 ---------------------------
                                                      James B. Lipham
                                                      Chief Financial Officer