Form 10-Q
period 1999-06-30
TOTAL SYSTEM SERVICES INC
filed 1999-08-16
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           June 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------

Commission  file number                     1-10254
                       ---------------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                    OUTSTANDING AS OF August 13, 1999
 ----------------------------                ---------------------------------
 Common Stock, $.10 par value                          194,936,570

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                 Page
                                                                 Number
                                                              ------------
Part I. Financial Information

  Item 1. Financial Statements

     Consolidated Balance Sheets (unaudited) - June 30, 1999
       and December 31, 1998                                        3

     Consolidated Statements of Income (unaudited) - Three
       months and Six months ended June 30, 1999 and 1998           4

     Consolidated Statements of Cash Flows (unaudited) - Six
       months ended June 30, 1999 and 1998                          6

     Notes to Consolidated Financial Statements (unaudited)         7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                            13

Part II. Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders     25

  Item 6.      (a) Exhibits                                        25

               (b) Reports on Form 8-K                             25


Signatures                                                         26

                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                  (UNAUDITED)

                                                                          June 30,        December 31,
                                                                            1999             1998
                                                                        ------------    --------------
Assets

Current assets:
  Cash and cash equivalents (includes $30.7 million and $9.4 million
    on deposit with a related party at 1999 and 1998, respectivel$)       30,999,160        9,555,760
  Accounts receivable, net of allowance for doubtful accounts of
    $1.0 million and $711,000 at 1999 and 1998, respectively .......      86,719,846       84,795,727
  Prepaid expenses and other current assets ........................      29,810,942       25,370,604
                                                                        ------------     ------------
      Total current assets .........................................     147,529,948      119,722,091
Property and equipment, less accumulated depreciation and
  amortization of $82.9 million and $77.0 million at 1999 and
  1998, respectively ...............................................      96,230,980       92,619,005
Computer software, less accumulated amortization of
  $61.6 million and $50.7 million at 1999 and 1998, respectively ...      85,660,518       65,861,735
Other assets .......................................................      66,715,244       70,705,481
                                                                        ------------     ------------
      Total assets .................................................   $ 396,136,690      348,908,312
                                                                        ============     ============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .................................................   $  12,925,227        7,403,023
  Accrued salaries and employee benefits ...........................      21,649,050       24,643,449
  Current portion of long-term debt and obligations under
    capital leases .................................................          40,758          130,781
  Other current liabilities (includes $1.6 and $1.7 million payable
     to related parties at 1999 and 1998, respectively) ............      38,351,450       27,072,542
                                                                        ------------     ------------
      Total current liabilities ....................................      72,966,485       59,249,795
Long-term debt and obligations under capital leases,
    excluding current portion ......................................         204,286          211,316
Deferred income taxes ..............................................      21,737,860       19,093,482
                                                                        ------------     ------------
      Total liabilities ............................................      94,908,631       78,554,593
                                                                        ------------     ------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 195,079,087 and 194,225,045 issued at 1999 and 1998, respectively; 194,935,127 and 194,043,785 outstanding
     at 1999 and 1998, respectively ................................      19,507,909       19,422,504
  Additional paid-in capital .......................................       5,300,318        1,882,814
  Accumulated other comprehensive income ...........................      (1,350,979)      (1,179,337)
  Retained earnings ................................................     277,770,811      250,227,738
                                                                        ------------     ------------
      Total shareholders' equity ...................................     301,228,059      270,353,719
                                                                        ------------     ------------
      Total liabilities and shareholders' equity ...................   $ 396,136,690      348,908,312
                                                                        ============     ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                          June 30,
                                                                                             ----------------------------------
                                                                                                    1999            1998
-------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $8.8 million and $7.6 million from
    related parties for 1999 and 1998, respectively) ........................................ $  120,080,315      80,640,135
  Other services ............................................................................     16,912,184      10,828,963
                                                                                                ------------   -------------
      Total revenues ........................................................................    136,992,499      91,469,098
                                                                                                ------------   -------------

Expenses:
  Salaries and other personnel expense ......................................................     52,495,655      38,244,393
  Net occupancy and equipment expense .......................................................     36,711,298      25,383,027
  Other operating expenses (includes $3.4 million and $2.7 million to related
   parties for 1999 and 1998, respectively) .................................................     23,144,255      14,166,106
                                                                                                ------------   -------------
      Total expenses ........................................................................    112,351,208      77,793,526
                                                                                                ------------   -------------

Equity in income of joint ventures ..........................................................      2,995,033       2,756,424
                                                                                                ------------   -------------

      Operating income.......................................................................     27,636,324      16,431,966
                                                                                                ------------   -------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net .................................................        (44,498)          1,810
  Interest income, net (includes $281,000 and $649,000 from a related
    party for 1999 and 1998, respectively) ..................................................        404,032         824,699
                                                                                                ------------   -------------
      Total nonoperating income .............................................................        359,534         826,509
                                                                                                ------------   -------------

      Income before income taxes ............................................................     27,995,858      17,258,505

Income taxes ................................................................................      9,559,997       5,608,448
                                                                                                ------------   -------------

      Net income ............................................................................ $   18,435,861      11,650,057
                                                                                                ============   =============

      Basic earnings per share .............................................................. $         0.09            0.06
                                                                                                ============   =============

      Diluted earnings per share ............................................................ $         0.09            0.06
                                                                                                ============   =============

Weighted average common shares outstanding ..................................................    194,923,269     194,015,912

Increase due to assumed issuance of shares
    related to stock options outstanding ....................................................        589,190         731,389
                                                                                                 ------------   -------------

Weighted average common and common
    equivalent shares outstanding ...........................................................    195,512,459     194,747,301
                                                                                                ============   =============

Cash dividends per common share ............................................................. $         .010            .010
                                                                                                ============   =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                    Six months ended
                                                                                        June 30,
                                                                         --------------------------------------
                                                                                  1999            1998
---------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $16.6 million and $15.0 million
    from related parties for 1999 and 1998, respectively) .              $     216,158,911     165,745,666
  Other services ........................................................       36,144,100      22,041,725
                                                                              ------------  --------------
      Total revenues ....................................................      252,303,011     187,787,391
                                                                              ------------   -------------

Expenses:
  Salaries and other personnel expense ..................................      100,963,735      81,454,853
  Net occupancy and equipment expense ...................................       69,432,384      49,749,500
  Other operating expenses (includes $6.5 million and $5.3 million
    to related parties for 1999 and 1998, respectively) .................       40,137,217      30,355,119
                                                                              ------------   -------------
      Total expenses ....................................................      210,533,336     161,559,472
                                                                              ------------   -------------

Equity in income of joint ventures ......................................        5,108,321       4,784,896
                                                                              ------------   -------------

                                                                                46,877,996      31,012,815
                                                                              ------------   -------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net .............................         (325,114)          4,408
  Interest income, net (includes $534,000 and $1.3 million from a related
    party for 1999 and 1998, respectively) ..............................          773,899       1,580,942
                                                                              ------------   -------------
      Total nonoperating income .........................................          448,785       1,585,350
                                                                              ------------   -------------

      Income before income taxes ........................................       47,326,781      32,598,165

Income taxes ............................................................       15,942,352      10,697,747
                                                                              ------------   -------------

      Net income ........................................................ $     31,384,429      21,900,418
                                                                              ============   =============

      Basic earnings per share .......................................... $           0.16            0.11
                                                                              ============  ==============

      Diluted earnings per share ........................................ $           0.16            0.11
                                                                              ============   =============

Weighted average common shares outstanding ..............................      194,902,161     194,008,082

Increase due to assumed issuance of shares
    related to stock options outstanding ................................          682,635         661,153
                                                                              ------------   -------------

Weighted average common and common
    equivalent shares outstanding .......................................      195,584,796     194,669,235
                                                                              ============   =============

Cash dividends per common share ......................................... $          0.020            .018
                                                                              ============   =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

--------------------------------------------------------------------------------------------------
                                                                      Six months ended
                                                                           June 30,
                                                               -----------------------------------
                                                                     1999            1998
--------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income .................................................   $ 31,384,429      21,900,418
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures .....................     (5,108,321)     (4,784,896)
      Depreciation and amortization ..........................     24,467,608      17,025,003
      Provision for doubtful accounts ........................        334,000           9,000
      Deferred income tax expense (benefit) ..................      2,644,378      (2,213,385)
      (Gain) loss on disposal of equipment, net ..............        325,114          (4,408)
    Increase in:
      Accounts receivable ....................................     (2,258,119)     (1,156,228)
      Prepaid expenses and other assets ......................     (3,893,678)     (2,708,485)
    Increase (decrease) in:
      Accounts payable .......................................      5,522,204       9,165,299
      Accrued expenses and other current liabilities .........      8,410,417      (4,650,978)
                                                                 ------------    ------------
          Net cash provided by operating activities ..........     61,828,032      32,581,340
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment .........................     (8,426,335)    (13,546,366)
  Additions to computer software .............................    (30,060,703)    (19,656,723)
  Proceeds from disposal of equipment ........................         52,954          11,844
  Dividends received from joint ventures .....................      4,664,307       5,618,616
  Increase in contract acquisition costs .....................     (2,788,819)    (10,979,771)
  Redemption of short-term investment ........................             --         998,228
                                                                 ------------    ------------
          Net cash used in investing activities ..............    (36,558,596)    (37,554,172)
                                                                 ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt and
    capital lease obligations ................................        (29,861)        (50,581)
  Dividends paid on common stock .............................     (3,889,275)     (2,910,008)
  Proceeds from exercise of stock options ....................         93,100          57,815
                                                                 ------------    ------------
          Net cash used in financing activities ..............     (3,826,036)     (2,902,774)
                                                                 ------------    ------------
          Net increase (decrease) in cash and cash equivalents     21,443,400      (7,875,606)
Cash and cash equivalents at beginning of period .............      9,555,760      43,335,922
                                                                 ------------    ------------
Cash and cash equivalents at end of period ................... $   30,999,160      35,460,316
                                                                 ============    ============

Cash paid for interest ....................................... $        1,316           1,984
                                                                 ============    ============

Cash paid for income taxes (net of tax refunds received) ..... $    8,896,843      12,446,192
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

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R)(TSYS(R)) and its wholly owned subsidiaries, Columbus Depot Equipment Company(SM) (CDEC(SM)), TSYS Total Solutions(R), Inc. (TSI), Columbus Productions, Inc.(SM) (CPI) and TSYS Canada, Inc.(SM) (TCI). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1998 annual report previously filed on Form 10-K.


Note 2 - Supplementary Balance Sheet Information

     Significant components of prepaid expenses and other current assets are summarized as follows:
                                      June 30, 1999       December 31, 1998
                                    -----------------   ---------------------
  Contract  acquisition  costs,  net  $  10,434,274     $    9,900,416
  Prepaid  expenses                      11,660,054          7,643,395
  Other                                   7,716,614          7,826,793
                                    -----------------   ---------------------
   Total                              $  29,810,942     $   25,370,604
                                    =================   =====================

         Significant components of other assets are summarized as follows:

                                       June 30, 1999       December 31, 1998
                                    -----------------    --------------------
   Contract acquisition costs, net    $  33,277,789     $   36,780,395
   Investment in joint ventures, net     28,486,991         28,304,322
   Other                                  4,950,464          5,620,764
                                    -----------------    --------------------
    Total                             $  66,715,244     $   70,705,481
                                    =================    ====================

     Significant components of other current liabilities are summarized as follows:

                                       June 30, 1999        December 31, 1998
                                    ------------------   ---------------------
    Customer postage deposits       $   15,526,774      $   14,753,284
    Transaction processing provisions    5,191,318           3,941,318
    Other                               17,633,358           8,377,940
                                    ------------------   ----------------------
              Total                 $   38,351,450      $   27,072,542
                                    ==================   ======================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity. Total comprehensive income for the three months ended June 30, 1999 and 1998, is as follows:

                                             June 30, 1999   June 30, 1998
                                             -------------   -------------
Net income ................................   $ 18,435,861    $ 11,650,057
Other comprehensive income (expense):
  Foreign currency translation adjustments,
    net of tax ............................        (66,749)         (9,278)
                                              ------------    ------------
  Comprehensive income ....................   $ 18,369,112    $ 11,640,779
                                              ============    ============

     Total comprehensive income for the six months ended June 30, 1999 and 1998, is as follows:

                                             June 30, 1999   June 30, 1998
                                             -------------   -------------
Net income ................................   $ 31,384,429    $ 21,900,418
Other comprehensive income (expense):
  Foreign currency translation adjustments,
    net of tax ............................       (171,642)         (3,789)
                                              ------------    ------------
  Comprehensive income ....................   $ 31,212,787    $ 21,896,629
                                              ============    ============

     From January 1, 1997, through December 31, 1998, the Mexican economy was designated as highly inflationary, and thus all currency translation adjustments related to the Mexican joint venture for the year ended December 31, 1998 were expensed. The Mexican economy was determined not to be highly inflationary effective January 1, 1999.

     The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows:

                                  Balance at                                                 Balance at
                                  December 31,     Pretax                      Net-of-tax     June 30,
                                      1998         amount       Tax benefit      amount         1999
                                  ------------   ------------   -----------   -----------    -----------

Currency translation adjustment   ($1,179,337)   ($  267,451)        95,809   ($  171,642)   ($1,350,979)
                                  ===========    ===========    ===========   ===========    ===========

Note 4 - Segment Reporting

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standard No. 131 (SFAS 131). Through an online accounting and bankcard data processing system, Total System Services, Inc. provides card processing services to card-issuing institutions in the United States, Mexico, Puerto Rico, Canada and the Caribbean. TSYS' subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Bankcard data processing services account for approximately 85% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three and six months ended June 30, 1999 and 1998. One subsidiary, whose sole business activity is to provide programming support services to the parent company, was aggregated into bankcard data processing services. The remaining segments were aggregated into other services.

-------------------------------------------------------------------------------------------------------------------
                                                                   Bankcard data
                                                                     processing         Other
Operating Segments                                                    services         services       Consolidated
------------------------------------------------------------------  -------------    -------------   --------------
At June 30, 1999
------------------------------------------------------------------
Identifiable assets ..............................................   $ 387,844,048       40,611,591    $ 428,455,639
Intersegment eliminations ........................................     (32,242,931)         (76,018)     (32,318,949)
                                                                     -------------    -------------    -------------
Total assets .....................................................   $ 355,601,117       40,535,573    $ 396,136,690
                                                                     =============    =============    =============

--------------------------------------------------------------------------------------------------------------------
At December 31, 1998
--------------------------------------------------------------------------------------------------------------------
Identifiable assets ..............................................   $ 341,926,653       32,895,850    $ 374,822,503
Intersegment eliminations ........................................     (24,955,949)        (958,242)     (25,914,191)
                                                                     -------------    -------------    -------------
Total assets .....................................................   $ 316,970,704       31,937,608    $ 348,908,312
                                                                     =============    =============    =============

--------------------------------------------------------------------------------------------------------------------
Three Months Ended
June 30, 1999
--------------------------------------------------------------------------------------------------------------------
Total revenue ....................................................   $ 121,765,072       15,782,884    $ 137,547,956
Intersegment revenue .............................................        (101,587)        (453,870)        (555,457)
                                                                     -------------    -------------    -------------
Revenue from external customers ..................................   $ 121,663,485       15,329,014    $ 136,992,499
                                                                     =============    =============    =============
Equity in income of joint ventures ...............................   $   2,995,033             --      $   2,995,033
                                                                     =============    =============    =============
Segment operating income .........................................   $  25,132,157        2,504,167    $  27,636,324
                                                                     =============    =============    =============
Income tax expense ...............................................   $   8,607,747          952,250    $   9,559,997
                                                                     =============    =============    =============
Net income .......................................................   $  16,867,214        1,568,647    $  18,435,861
                                                                     =============    =============    =============

-----------------------------------------------------------------------------------------------------------------
                                                                   Bankcard data
                                                                     processing         Other
Operating Segments                                                    services         services     Consolidated
----------------------------------------------------------------------------------  -------------  ---------------
Three Months Ended
June 30, 1998
-----------------------------------------------------------------
Total revenue ...................................................   $ 82,137,841       9,800,071    $ 91,937,912
Intersegment revenue ............................................       (128,920)       (339,894)       (468,814)
                                                                    ------------    ------------    ------------
Revenue from external customers .................................   $ 82,008,921       9,460,177    $ 91,469,098
                                                                    ============    ============    ============
Equity in income of joint ventures ..............................   $  2,756,424            --      $  2,756,424
                                                                    ============    ============    ============
Segment operating income ........................................   $ 14,666,696       1,765,300    $ 16,431,996
                                                                    ============    ============    ============
Income tax expense ..............................................   $  4,954,194         654,254    $  5,608,448
                                                                    ============    ============    ============
Net income ......................................................   $ 10,646,557       1,003,500    $ 11,650,057
                                                                    ============    ============    ============

-----------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999
-----------------------------------------------------------------------------------------------------------------
Total revenue ..................................................   $ 219,646,226       33,739,761    $ 253,385,987
Intersegment revenue ...........................................        (229,218)        (853,758)      (1,082,976)
                                                                   -------------    -------------    -------------
Revenue from external customers ................................   $ 219,417,008       32,886,003    $ 252,303,011
                                                                   =============    =============    =============
Equity in income of joint ventures .............................   $   5,108,321             --      $   5,108,321
                                                                   =============    =============    =============
Segment operating income .......................................   $  40,553,276        6,324,720    $  46,877,996
                                                                   =============    =============    =============
Income tax expense .............................................   $  13,548,739        2,393,613    $  15,942,352
                                                                   =============    =============    =============
Net income .....................................................   $  27,462,322        3,922,107    $  31,384,429
                                                                   =============    =============    =============

------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1998
------------------------------------------------------------------------------------------------------------------
Total revenue ..................................................   $ 168,737,100       19,837,495    $ 188,574,595
Intersegment revenue ...........................................        (267,795)        (519,409)        (787,204)
                                                                   -------------    -------------    -------------
Revenue from external customers ................................   $ 168,469,305       19,318,086    $ 187,787,391
                                                                   =============    =============    =============
Equity in income of joint ventures .............................   $   4,784,896             --      $   4,784,896
                                                                   =============    =============    =============
Segment operating income .......................................   $  28,080,769        2,932,046    $  31,012,815
                                                                   =============    =============    =============
Income tax expense .............................................   $   9,614,224        1,083,523    $  10,697,747
                                                                   =============    =============    =============
Net income .....................................................   $  20,253,216        1,647,202    $  21,900,418
                                                                   =============    =============    =============

     The following geographic area data represent revenues for the three months and six months ended June 30, 1999 and 1998, respectively, based on the geographic locations of customers. Substantially all property and equipment is located in the United States.

                Three Months Ended June 30,   Six Months Ended June 30,
                ---------------------------   ---------------------------
                    1999           1998           1999           1998
                ------------    -----------   ------------  -------------
United States   $127,506,523     86,676,206   $236,937,311    177,911,391
Mexico ......      3,926,675      4,304,967      7,962,571      8,845,923
Canada* .....      5,357,563        321,168      6,989,137        706,485
Puerto Rico .        201,738        166,757        413,992        323,592
                ============   ============   ============   ============
    Totals ..   $136,992,499     91,469,098   $252,303,011    187,787,391
                ============   ============   ============   ============

*These revenues include those generated by the Caribbean accounts belonging to the Bank of Nova Scotia.

     For the three months ended June 30, 1999 and 1998, two major customers accounted for approximately 28% and 35% of total revenues, respectively. One of these customers provided 16%, or $21,542,828, of total revenues for the three months ended June 30, 1999, and 21%, or $18,796,722, for the three months ended June 30, 1998. The other major customer accounted for 12%, or $16,962,098, of total revenues for the three months ended June 30, 1999, and 14%, or $12,847,287, of total revenues for the three months ended June 30, 1998. Revenues from major customers for the periods reported are attributable to both reporting segments.

     For the six months ended June 30, 1999 and 1998, two major customers accounted for approximately 30% and 32% of total revenues, respectively. One of these customers provided 17%, or $43,171,198, of total revenues for the six months ended June 30, 1999, and 20%, or $36,828,518, for the six months ended June 30, 1998. The other major customer accounted for 13%, or $33,524,329, of total revenues for the six months ended June 30, 1999, and 12%, or $22,433,606, of total revenues for the six months ended June 30, 1998.

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

     Presented below are the pro forma consolidated results of TSYS' operations for the three months and six months ended June 30, 1998, as though the acquisition of PCS had occurred at the beginning of that period, compared to TSYS' actual consolidated results of operations for the three months and six months ended June 30, 1999.

                        Three Months Ended June 30,     Six Months Ended June 30,
                        ----------------------------    --------------------------
                             1999           1998            1999          1998
                        -------------   ------------    -------------  -----------

Revenues ...........   $  136,992,499     94,453,562   $  252,303,011    193,426,164
                        =============   ============    =============   ============

Net Income .........   $   18,435,861     12,139,914   $   31,384,429     22,709,260
                        =============   ============    =============   ============

Earnings per share -
basic and diluted ..   $          .09            .06   $          .16            .12
                        =============   ============    =============   ============

Note 6 - Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were improperly reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. The Company intends to vigorously contest this lawsuit which seeks unspecified damages. This litigation has just commenced, and discovery is still in its initial phase; thus, the Company is not in a position to determine the possible exposure, if any, to the Company.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30:

                                             Percentage of  Percentage Change
                                            Total Revenues  in Dollar Amounts
                                            --------------- -----------------
                                             1999    1998      1999 vs 1998
                                            -----   -----   -----------------
Revenues:
  Bankcard data processing services ...      87.7 %  88.2%        48.9 %
  Other services ......................      12.3    11.8         56.2
                                            -----   -----
     Total revenues ...................     100.0   100.0         49.8
                                            -----   -----

Expenses:
  Salaries and other personnel expense       38.3    41.8         37.3
  Net occupancy and equipment expense .      26.8    27.8         44.6
  Other operating expenses ............      16.9    15.4         63.4
                                            -----   -----
     Total operating expenses .........      82.0    85.0         44.4
                                            -----   -----
     Equity in income of joint ventures       2.2     3.0          8.7
                                            -----   -----
       Operating income ...............      20.2    18.0         68.2
 Nonoperating income ..................       0.3     0.9        (56.5)
                                            -----   -----
       Income before income taxes .....      20.5    18.9         62.2
 Income taxes .........................       7.0     6.2         70.5
                                            -----   -----
       Net income .....................      13.5 %  12.7 %       58.2 %
                                            =====   =====

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30:

                                             Percentage of    Percentage Change
                                             Total Revenues   in Dollar Amounts
                                             -------------   ------------------
                                              1999    1998      1999 vs 1998
                                             -----   -----   ------------------
Revenues:
  Bankcard data processing services ....      85.7 %  88.3  %     30.4 %
  Other services .......................      14.3    11.7        64.0
                                             -----   -----
       Total revenues ..................     100.0   100.0        34.4
                                             -----   -----

Expenses:
  Salaries and other personnel expense .      40.0    43.4        24.0
  Net occupancy and equipment expense ..      27.5    26.5        39.6
  Other operating expenses .............      15.9    16.1        32.2
                                             -----   -----
      Total operating expenses .........      83.4    86.0        30.3
                                             -----   -----
      Equity in income of joint ventures       2.0     2.5         6.8
                                             -----   -----
       Operating income ................      18.6    16.5        51.2
Nonoperating income ....................       0.1     0.9       (71.7)
                                             -----   -----
       Income before income taxes ......      18.7    17.4        45.2
Income taxes ...........................       6.3     5.7        49.0
                                             -----   -----
       Net income ......................      12.4 %  11.7 %      43.3 %
                                             =====   =====


     Total revenues increased $45.5 million, or 49.8%, and $64.5 million, or 34.4%, during the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998.

     Revenues from bankcard data processing services increased $39.4 million, or 48.9%, in the three months ended June 30, 1999, compared to the same period in 1998. During the six months ended June 30, 1999, revenues from bankcard data processing services increased $50.4 million, or 30.4%, compared to the same period in 1998. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM(R). Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on increases in the level of cardholder accounts processed. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

     Average cardholder accounts on file for the three months ended June 30, 1999, were 189.9 million, which was an increase of approximately 102.2% over the average of 93.9 million for the same period in 1998. For the first six months of 1999, average cardholder accounts were 160.5 million, a 70.5% increase over the
94.1 million average cardholder accounts on file for the same period last year. Cardholder accounts on file at June 30, 1999, were 192.0 million, a 98.5% increase over the 96.8 million accounts on file at June 30, 1998. The increase in cardholder accounts on file from June 1998 to June 1999 included net internal growth of existing customers of 14.6 million additional cardholder accounts and approximately 80.6 million accounts of new customers.

     During the first six months of 1999, TSYS converted approximately 68.5 million new cardholder accounts to TS2(R). These 68.5 million accounts combined with the internal growth of existing customers on TS2 bring the total number of accounts on TS2 at June 30, 1999, to approximately 133.6 million, compared to
41.9 million at June 30, 1998. Of the 68.5 million accounts converted to TS2 during the first six months of 1999, approximately 57.7 million accounts were related to Sears private-label card accounts. The accounts converted for Sears in 1999, combined with the 7.5 million converted in the fourth quarter of 1998, bring the total accounts for Sears to 65 million. During the first quarter of 1999, TSYS also converted approximately 10.8 million accounts to TS2 for Canadian Tire Acceptance Limited (CTAL) and Royal Bank of Canada.

     During the second quarter of 1999, TSYS received a one-time termination fee of $6.9 million from a client which terminated its processing agreement with TSYS as a result of its merger with a financial institution that processes in-house. The payment is in lieu of processing fees which would have been paid throughout the remaining life of the processing contract. Revenues decreased during the second quarter of 1998 due to the loss of two customers who deconverted near the end of the first quarter of 1998.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months and six months ended June 30, 1999, two major customers accounted for approximately 28% and 30% of total revenues, respectively, compared to 35% and 32% for the three months and six months ended June 30, 1998. The loss of either one of the Company's major customers, or other major or significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     Near the end of the first quarter of 1998, AT&T, a major customer of the Company, completed the sale of its Universal Card Services (UCS) to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. TSYS' management believes that CITIBANK will continue to be a major customer in 1999, but will not be a major customer in 2000. TSYS' management further believes that the loss of revenues from UCS for the months of August through December 2000, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company's financial condition or results of operations for the year ending December 31, 2000.

     Effective September 30, 1998, NationsBank and Bank of America merged. The Company has long-term processing contracts with each of these customers, with NationsBank's ending in 2005 and Bank of America's in 2007, and is in the process of assessing implications of the merger on the existing contracts with each customer. The combination of NationsBank and Bank of America under a single processing agreement with TSYS will reduce TSYS' revenues in 1999 and future years because together NationsBank and Bank of America will be entitled to receive greater discounts than either would have been entitled to receive standing alone. Presently, negotiations to combine NationsBank and Bank of America in a single processing agreement continue.

     Revenues from other services increased $6.1 million in the second quarter of 1999, compared to the second quarter of 1998. Revenues from other services for the first six months of 1999 increased $14.1 million, compared to the same period last year. Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Effective January 1, 1999, TSYS acquired Partnership Card Services from CB&T. PCS has become part of TSYS' wholly owned subsidiary, TSYS Total Solutions, Inc. PCS' revenues for the second quarter of 1999 were approximately $5.2 million. For the first six months of 1999, PCS' revenues were approximately $11.4 million, including a $1.4 million early termination fee resulting from the loss of a portfolio by a customer.

     Total operating expenses increased 44.4% and 30.3% for the three months and six months ended June 30, 1999, respectively, compared to the same period in 1998. The increases in operating expenses are attributable to increases in all expense categories as described below.

     Employment expenses increased $14.2 million, or 37.3%, for the three months ended June 30, 1999, compared to the same period in 1998. For the first six months of 1999, employment expenses increased $19.5 million, or 24.0%, compared to the same period in 1998. The change in employment expenses consists of increases of $19.8 million and $29.6 million for the three months and six months ending June 30, 1999, respectively, associated with the growth in the number of employees, normal salary increases and related benefits. This change was offset by $5.6 million and $10.1 million for the three months and six months ending June 30,

1999 and 1998, respectively, invested in software development costs and contract acquisition costs. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed early in 2000. The average number of employees in the second quarter of 1999 increased to 3,921, an 18.9% increase over the 3,297 in the same period of 1998. For the first six months of 1999, the average number of employees was 3,803, a 17.4% increase over the first six months of 1998. At July 31, 1999, TSYS had 3,930 full-time and 231 part-time employees. Effective January 1, 1999, TSYS acquired PCS from its majority shareholder, CB&T. As a result of the acquisition, approximately 330 employees were added to TSYS Total Solutions, Inc. Employment expenses related to these employees in the three months and six months ended June 30, 1999, were $2.6 million and $5.2 million, respectively.

     Net occupancy and equipment expense increased 44.6% and 39.6% for the three months and six months ended June 30, 1999, respectively, over the same periods in 1998. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 53.8% to $19,820,338 in the second quarter of 1999, compared to $12,887,974 in the same period of 1998. During the first six months of 1999, equipment and software rentals increased 44.0% to $36,441,819 compared to $25,312,684 in the same period in 1998. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved primarily through operating leases. During 1998 and the first half of 1999, the Company made significant investments in computer software licenses and hardware related to the new East Center data center and to accommodate increased volumes due to the expected growth in the number of accounts associated with new customers.

     Other operating expenses increased 63.4% and 32.2% for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The growth in other operating expenses for 1999 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally, and increased amortization of conversion costs. The conversions of Sears, Royal Bank and CTAL, begun in March 1999 and completed early in the second quarter, contributed to the increase in amortization of conversion costs. Other operating expenses of PCS in the three and six months ending June 30, 1999, represent another factor contributing to this increase as the financial statements for the same periods in 1998 do not include PCS' numbers.

     TSYS' share of income from its equity in joint ventures was $3.0 million and $2.8 million for the second quarters of 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the Company's equity in income of its joint ventures was $5.1 million and $4.8 million, respectively. The increase is due to favorable operating results of Vital Processing Services, L.L.C. (Vital) which were partially offset by a decline in operating results from Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico). There remains uncertainty in the Mexican economy which management continues to monitor. Any significant adverse development in the operations of TSYS de Mexico or in the Mexican economy could have a material adverse effect on the Company's financial condition and results of operations.

     Interest income, net, includes interest expense of $7,263 and $7,375 and interest income of $411,296 and $832,074 for the second quarters of 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, respectively, interest expense was $14,071 and $15,088, and interest income was $787,970 and $1,596,030. The decrease in interest income in 1999 as compared to 1998 was primarily the result of lower levels of cash available for investment.

     Operating income increased 68.2% and 51.2% for the three months and six months ended June 30, 1999, respectively, over the same periods in 1998. The increase is primarily due to growth in revenues combined with improved expense control and the operating results of PCS. During the second quarter of 1999, PCS contributed $876,800 in operating income. For the six months ended June 30, 1999, PCS' operating income was approximately $3.1 million, which includes a $1.4 million early termination fee recognized in the first quarter of 1999. Excluding PCS, TSYS' operating income would have increased 62.8% to $26.8 million during the second quarter of 1999, compared to $16.4 million for the same period last year. For the six months ending June 30, 1999, operating income, excluding PCS, would have increased 41.1% to $43.8 million, compared to $31.0 million for the six months ended June 30, 1998.

     Net income for the three months ended June 30, 1999, increased 58.2% to $18.4 million, or basic and diluted earnings per share of $.09, compared to $11.7 million, or basic and diluted earnings per share of $.06, for the same period in 1998. Excluding a one-time termination fee from a client, discussed above, net income for the three months ended June 30, 1999, would have increased 18.8% to $13.8 million, or basic and diluted earnings per share of $.07. Net income for the first six months of 1999 increased 43.3% to $31.4 million, up from $21.9 million for the same period last year. Basic and diluted earnings per share for the first six months of 1999 increased to $.16, up from $.11 for the same period of 1998.

     TSYS' effective income tax rate for the second quarter of 1999 was 34.1%, compared to 32.5% for the same period in 1998. For the six months ended June 30, 1999, the effective tax rate was 33.7%, compared to 32.8% for the same period in 1998. Growth in pretax income at rates greater than the growth in federal and state tax credits is the cause for the increase in the Company's effective tax rate.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first six months of 1999 was $61.8 million, compared to $32.6 million in the same period of 1998. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, investment in contract acquisition costs, and the payment of cash dividends.

     During the second quarter of 1999, TSYS purchased property and equipment of $4.2 million for total purchases of $8.4 million for the first six months of 1999. Additions to computer software during the second quarter were $19.9 million, bringing the total additions for 1999 to $30.1 million. Of the $19.9 million computer software additions made during the second quarter, $16.0 million was for purchased software and $3.9 million for internally developed software, bringing the totals for the first six months of 1999 to $22.8 million for purchased software and $7.3 million for internally developed software. Also, in the second quarter of 1999, $885,500 was invested in contract acquisition costs for a total of $2.8 million invested in 1999. Dividends on common stock of $1.9 million were paid in the second quarter of 1999, bringing the total amount of dividends paid year to date to $3.9 million.

     In 1997, construction was begun on a campus-type facility which will serve as the Company's corporate headquarters. The Company entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor has purchased the land, is paying for construction and development costs and has leased the property to the Company commencing upon its completion. The lease provides for a substantial residual value guarantee, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company. The Company began moving personnel into the new campus facility in December 1998 and should complete the move of a substantial number of its personnel into the new facility by the end of the third quarter of 1999. With the move to the campus, the Company will not renew leases on certain facilities. The Company expects the increase in occupancy and equipment expense related to occupying the campus to be approximately $5.3 million in 1999, net of the relinquished lease obligations.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions, or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.0:1. At June 30, 1999, TSYS had working capital of $74.6 million compared to $60.5 million at December 31, 1998.

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

     The second phase of TSYS' Year 2000 Project was Assessment which included performing a system wide scan of millions of lines of code to determine which lines of code were date impacted. As of December 31, 1998, TSYS had completed the Assessment phase of the Year 2000 project. The lines of code identified as noncompliant were earmarked for renovation. A plan for compliance, which included methodology, milestones and a timeline for verification, was placed into action. TSYS also assessed the Year 2000 readiness of its 70 vendors who provide mission critical systems. As of July 1999, 202 of 203 products have been verified in TSYS' test region. A work-around solution has been developed by TSYS for the remaining product as work continues with the vendor.

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

     The fourth phase of the Year 2000 Project was Validation which included setting up a test environment, testing core system functionality and providing test results to clients. It was during this phase that Turn of The Century, Monthly Cycling, Leap Year and Millennium Year, Month and Quarter End dates were tested. This phase concluded during October 1998, and results were sent to customers in November and December 1998.

     The final phase of the Y2K Project is Implementation which allows clients the opportunity to test their specific code within a Y2K environment. During this phase, four test cycles (Turn of the Century, Monthly Cycling, Leap Year and Millennium Year, Month and Quarter End) were repeated during the three test iterations. The Implementation phase of the Year 2000 Project began in October 1998. As of June 30, 1999, two client test iterations were completed, the third test iteration is well underway, and the TSYS contingency plan was developed, validated and completed. Clients will be allowed to test in the stand-alone testing environment during the third iteration until August 2, 1999.

     A significant aspect of the Year 2000 Project is Contingency Planning which is the process to ensure that TSYS can continue operations in the event that information technology systems, noninformation technology systems, or vendors are not Year 2000 compliant. In June 1999, TSYS completed its Business Resumption Contingency Plan, or Y2K Day Plan, which is based on the TSYS Disaster Recovery Plan. The plan was developed as an intranet database which, when printed, consists of over 2,600 pages. This plan sets forth processes and procedures to follow in case the Company experiences a problem with processing Year 2000 data or if mission-critical service providers suffer disruption. The plan was validated by a walk through and a role play during June 1999. An abbreviated version of the plan was shared with clients in July 1999. A client forum to discuss the Y2K Day Plan is scheduled for August 1999. The plan includes the following:

     TSYS programming staff will be on site to immediately remediate any coding issues encountered. The Year 2000 Communication Center will act as the nerve center during the century changeover, monitoring the processing status of over 88 business areas through 12 command posts, conveying management decisions, and deploying resources where required.

     If a power loss is experienced for any reason at our Data Centers which house mainframe and associated hardware, all our critical systems would be powered through battery backup and diesel generators without experiencing any downtime. This process, referred to as our Uninterrupted Power Supply system, has enough fuel for 72 hours. The Company has contracts with two separate fuel distributors to ensure that our operations could continue indefinitely. The fuel companies have backup generators to keep their fuel pumps operational in case of a power failure.

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

     Management believes that the most likely Y2K risks relate to third parties with which it has material relationships. A failure or disruption of (i) the Company's mission-critical computer systems caused by third-party hardware/software, (ii) third-party service/network/gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of the Company. TSYS' Year 2000 Project Office has reviewed compliance and tested with the Company's top 11 customers defined either by number of accounts on file and/or by revenues generated and found them to be Y2K ready. Management believes its internal review indicates that the Company's mission-critical systems are Y2K ready; however, failure of a mission critical third-party provider could have a material adverse effect on the Company's business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its business sites related to third parties with which it has material Year 2000 relationships, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of the Company.

     TSYS currently estimates the total cost for the Year 2000 Project will amount to approximately $18 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 Project. During the second quarter of 1999, TSYS incurred $1.8 million of direct costs associated with the Year 2000 Project and has incurred $12.7 million since project inception.

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

Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were improperly reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. The Company intends to vigorously contest this lawsuit which seeks unspecified damages. This litigation has just commenced, and discovery is still in its initial phase; thus, the Company is not in a position to determine the possible exposure, if any, to the Company.


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

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 15, 1999. Voted on at the meeting was the election of Class I directors. Following is a tabulation of votes for each nominee:

                                                                   WITHHELD
                                                                   AUTHORITY
         NOMINEE                    VOTES FOR                       TO VOTE

         Samuel A. Nunn             187,714,246                     237,419

         H. Lynn Page               187,748,123                     203,542

         Philip W. Tomlinson        187,748,453                     203,212

         Richard W. Ussery          187,748,458                     203,207


         Item 6 - Exhibits and Reports on Form 8-K

                  a)  Exhibits

                      (27) - Financial Data Schedule (For SEC use only)

                  b)  There were no Forms 8-K filed during the quarter ended
                        June 30, 1999.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TOTAL SYSTEM SERVICES, INC.

Date:  August 13, 1999                             by:  /s/ Richard W. Ussery
                                                      -----------------------
                                                        Richard W. Ussery
                                                        Chairman of the Board
                                                          and Chief Executive
                                                          Officer


Date:  August 13, 1999                             by:  /s/ James B. Lipham
                                                      ------------------------
                                                         James B. Lipham
                                                         Chief Financial Officer