Form 10-Q
period 1999-09-30
TOTAL SYSTEM SERVICES INC
filed 1999-11-15
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended              September 30, 1999
                              -------------------------------------------------
                                       OR

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

        1600 First Avenue, Post Office Box 1755, Columbus, Georgia 31902
-------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

                                 (706) 649-2310
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               1200 Sixth Avenue
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                              OUTSTANDING AS OF November 10, 1999
-----------------------                    -----------------------------------
 Common Stock, $.10 par value                          194,918,470

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX
                                                                         Page
                                                                        Number
                                                                       -------
Part I. Financial Information

     Item 1. Financial Statements

        Consolidated Balance Sheets (unaudited) - September 30, 1999 and December 31, 1998...........................................  3

        Consolidated Statements of Income (unaudited) - Three months and Nine months ended September 30, 1999 and 1998...............  4

        Consolidated Statements of Cash Flows (unaudited) - Nine
          months ended September 30, 1999 and 1998........................  6

        Notes to Consolidated Financial Statements (unaudited)............  7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 13

Part II. Other Information

      Item 6.  (a) Exhibits............................................... 25

               (b) Reports on Form 8-K...................................  25


Signatures................................................................ 26

                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                        September 30,      December 31,
                                                                             1999               1998
----------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $32.7 million and $9.4 million
    on deposit with a related party at 1999 and 1998, respectively)    $  35,423,729        9,555,760
  Accounts receivable, net of allowance for doubtful accounts of
    $1.3 million and $711,000 at 1999 and 1998, respectively .......     111,655,459       84,795,727
  Prepaid expenses and other current assets ........................      26,470,807       25,370,604
                                                                       -------------    -------------
      Total current assets .........................................     173,549,995      119,722,091
Property and equipment, less accumulated depreciation and
  amortization of $81.0 million and $77.0 million at 1999 and
  1998, respectively ...............................................      93,558,063       92,619,005
Computer software, less accumulated amortization of
  $67.3 million and $50.7 million at 1999 and 1998, respectively ...      92,397,022       65,861,735
Other assets .......................................................      69,004,226       70,705,481
                                                                       -------------    -------------
      Total assets .................................................   $ 428,509,306      348,908,312
                                                                       =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .................................................   $  15,727,435        7,403,023
  Accrued salaries and employee benefits ...........................      29,607,834       24,643,449
  Current portion of long-term debt and obligations under
    capital leases .................................................          40,758          130,781
  Other current liabilities (includes $1.6 and $1.7 million payable
     to related parties at 1999 and 1998, respectively) ............      42,768,412       27,072,542
                                                                       -------------    -------------
      Total current liabilities ....................................      88,144,439       59,249,795
Long-term debt and obligations under capital leases,
    excluding current portion ......................................         204,286          211,316
Deferred income taxes ..............................................      23,988,186       19,093,482
                                                                       -------------    -------------
      Total liabilities ............................................     112,336,911       78,554,593
                                                                       -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 195,079,087 and 194,225,045 issued at 1999 and 1998, respectively; 194,937,070 and 194,043,785 outstanding
      at 1999 and 1998, respectively ...............................      19,507,909       19,422,504
  Additional paid-in capital .......................................       5,301,638        1,882,814
  Accumulated other comprehensive income ...........................      (1,395,319)      (1,179,337)
  Retained earnings ................................................     292,758,167      250,227,738
                                                                       -------------    -------------
      Total shareholders' equity ...................................     316,172,395      270,353,719
                                                                       -------------    -------------
      Total liabilities and shareholders' equity ...................   $ 428,509,306      348,908,312
                                                                       =============    =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                        Three months ended
                                                                                            September 30,
                                                                                -----------------------------------
                                                                                        1999           1998
----------------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $10.6 million and $8.2 million from
    related parties for 1999 and 1998, respectively) ............................   $118,682,592     88,954,052
  Other services ................................................................     19,144,629     10,447,873
                                                                                    ------------   ------------
      Total revenues ............................................................    137,827,221     99,401,925
                                                                                    ------------   ------------

Expenses:
  Salaries and other personnel expense ..........................................     53,277,547     38,842,357
  Net occupancy and equipment expense ...........................................     40,237,543     27,110,161
  Other operating expenses (includes $3.6 million and $2.8 million to related
   parties for 1999 and 1998, respectively) .....................................     23,768,982     15,220,491
                                                                                    ------------   ------------
      Total expenses ............................................................    117,284,072     81,173,009
                                                                                    ------------   ------------

Equity in income of joint ventures ..............................................      3,337,868      3,910,077
                                                                                    ------------   ------------

 Operating income ...............................................................     23,881,017     22,138,993
                                                                                    ------------   ------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net .....................................      1,071,433         (2,119)
  Interest income, net (includes $483,000 and $590,000 from a related
    party for 1999 and 1998, respectively) ......................................        566,524        442,760
                                                                                    ------------   ------------
      Total nonoperating income .................................................      1,637,957        440,641
                                                                                    ------------   ------------

      Income before income taxes ................................................     25,518,974     22,579,634

Income taxes ....................................................................      8,585,253      7,408,466
                                                                                    ------------   ------------

      Net income ................................................................   $ 16,933,721     15,171,168
                                                                                    ============   ============

      Basic earnings per share ..................................................   $        .09            .08
                                                                                    ============   ============

      Diluted earnings per share ................................................   $        .09            .08
                                                                                    ============   ============

Weighted average common shares outstanding ......................................    194,935,906    194,024,152

Increase due to assumed issuance of shares
    related to stock options outstanding ........................................        406,304        589,805
                                                                                    ------------   ------------

Weighted average common and common
    equivalent shares outstanding ...............................................    195,342,210    194,613,957
                                                                                    ============   ============

Cash dividends per common share .................................................   $       .010           .010
                                                                                    ============   ============


See accompanying notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                        Nine months ended
                                                                                          September 30,
                                                                                ------------------------------
                                                                                        1999           1998
-----------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $27.2 million and
    $23.2 million from related parties for 1999 and 1998, respectively)......... $334,841,503    254,699,719
  Other services ...............................................................   55,288,729     32,489,600
                                                                                 ------------   ------------
      Total revenues ...........................................................  390,130,232    287,189,319
                                                                                 ------------   ------------

Expenses:
  Salaries and other personnel expense .........................................  154,241,282    120,297,210
  Net occupancy and equipment expense ..........................................  109,669,927     76,859,661
  Other operating expenses (includes $10.1 million and $8.1 million
    to related parties for 1999 and 1998, respectively) ........................   63,906,199     45,575,611
                                                                                 ------------   ------------
      Total expenses ...........................................................  327,817,408    242,732,482
                                                                                 ------------   ------------

Equity in income of joint ventures .............................................    8,446,189      8,694,973
                                                                                 ------------   ------------

 Operating income ..............................................................   70,759,013     53,151,810
                                                                                 ------------   ------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net ....................................      746,319          2,289
  Interest income, net (includes $1.0 and $1.9 million from a related
    party for 1999 and 1998, respectively) .....................................    1,340,423      2,023,702
                                                                                 ------------   ------------
      Total nonoperating income ................................................    2,086,742      2,025,991
                                                                                 ------------   ------------

      Income before income taxes ...............................................   72,845,755     55,177,801

Income taxes ...................................................................   24,527,605     18,106,212
                                                                                 ------------   ------------

      Net income ............................................................... $ 48,318,150     37,071,589
                                                                                 ============   ============

      Basic earnings per share ................................................. $        .25            .19
                                                                                 ============   ============

      Diluted earnings per share ............................................... $        .25            .19
                                                                                 ============   ============

Weighted average common shares outstanding .....................................  194,913,533    194,013,498

Increase due to assumed issuance of shares
    related to stock options outstanding .......................................      600,131        647,587
                                                                                 ------------   ------------

Weighted average common and common
    equivalent shares outstanding ..............................................  195,513,664    194,661,085
                                                                                 ============   ============

Cash dividends per common share ................................................ $       .030           .028
                                                                                 ============   ============

See accompanying notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                          Nine months ended
                                                                                             September 30,
                                                                                -----------------------------------
                                                                                      1999               1998
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income ...................................................................   $ 48,318,150      37,071,589
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures .......................................     (8,446,189)     (8,694,973)
      Depreciation and amortization ............................................     36,989,900      26,876,722
      Provision for doubtful accounts ..........................................        643,500          13,500
      Deferred income tax expense (benefit) ....................................      4,894,704      (3,696,949)
      (Gain) loss on disposal of equipment, net ................................       (746,319)         (2,289)
    (Increase) decrease in:
      Accounts receivable ......................................................    (27,503,232)        403,366
      Prepaid expenses and other assets ........................................     (1,381,668)     (4,327,662)
    Increase (decrease) in:
      Accounts payable .........................................................      8,324,412       1,553,607
      Accrued expenses and other current liabilities ...........................     20,814,359       1,395,048
                                                                                ---------------    ------------
          Net cash provided by operating activities ............................     81,907,617      50,591,959
                                                                                ---------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment ...........................................    (12,986,403)    (24,582,248)
  Additions to computer software ...............................................    (42,520,304)    (24,519,958)
  Proceeds from disposal of equipment ..........................................      4,390,451          80,594
  Dividends received from joint ventures .......................................      4,664,307       5,618,616
  Increase in contract acquisition costs .......................................     (3,812,318)    (16,282,947)
  Redemption of short-term investment ..........................................             --         998,228
                                                                                ---------------    ------------
          Net cash used in investing activities ................................    (50,264,267)    (58,687,715)
                                                                                ---------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt and
    capital lease obligations ..................................................        (29,861)        (72,801)
  Dividends paid on common stock ...............................................     (5,838,620)     (4,850,238)
  Proceeds from exercise of stock options ......................................         93,100          66,365
                                                                                ---------------    ------------
          Net cash used in financing activities ................................     (5,775,381)     (4,856,674)
                                                                                ---------------    ------------
          Net increase (decrease) in cash and cash equivalents..................     25,867,969     (12,952,430)
Cash and cash equivalents at beginning of period ...............................      9,555,760      43,335,922
                                                                                ---------------    ------------
Cash and cash equivalents at end of period .....................................   $ 35,423,729      30,383,492
                                                                                ===============    ============

Cash paid for interest .........................................................   $      1,316           2,823
                                                                                ===============    ============

Cash paid for income taxes (net of tax refunds received) .......................   $ 19,357,501      19,168,260
                                                                                ===============    ============

Significant noncash transaction: The Company acquired Partnership Card Services through the issuance of 854,042 shares of common stock with a market value of $20,070,000 (see Note 5).

See accompanying notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R)) and its wholly owned subsidiaries, Columbus Depot Equipment Company(service mark) (CDEC(service mark)), TSYS Total Solutions(R), Inc. (TSI), Columbus Productions,  Inc.(service mark) (CPI) and TSYS Canada, Inc.(service mark) (TCI). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1998 annual report previously filed on Form 10-K.


Note 2 - Supplementary Balance Sheet Information

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                  September 30, 1999           December 31, 1998
                                --------------------        --------------------
 Contract acquisition costs, net   $      8,891,443            $   9,900,416
 Prepaid expenses                        10,747,792                7,643,395
 Other                                    6,831,572                7,826,793
                                 ------------------         ----------------
              Total                $     26,470,807            $  25,370,604
                                 ==================         ================

     Significant components of other assets are summarized as follows:

                                   September 30, 1999         December 31, 1998
                                  --------------------      --------------------
  Contract acquisition costs, net  $    33,783,369             $  36,780,395
  Investment in joint ventures, net     31,756,946                28,304,322
  Other                                  3,463,911                 5,620,764
                                  ----------------          ----------------
              Total                $    69,004,226            $   70,705,481
                                  ================          ================

     Significant components of other current liabilities are summarized as follows:

                                September 30, 1999            December 31, 1998
                              ----------------------        --------------------
  Customer postage deposits        $    16,173,176             $   14,753,284
  Transaction processing provisions      5,221,318                  3,941,318
  Other                                 21,373,918                  8,377,940
                                  ----------------          -----------------
              Total                $    42,768,412             $   27,072,542
                                  ================          =================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity. Total comprehensive income for the three months ended September 30, 1999 and 1998, is as follows:

                                September 30, 1999        September 30, 1998
                                ------------------       --------------------
Net income                          $ 16,933,721             $  15,171,168
Other comprehensive income (expense):
  Foreign currency translation
   adjustments, net of tax               (44,340)                    1,661
                                 ----------------        -----------------
Comprehensive income                $  16,889,381            $  15,172,829
                                 ================        =================

     Total comprehensive income for the nine months ended September 30, 1999 and 1998, is as follows:

                                September 30, 1999        September 30, 1998
                                ------------------        ------------------
Net income                          $ 48,318,150            $  37,071,589
Other comprehensive income (expense):
  Foreign currency translation
   adjustments, net of tax              (215,982)                 (2,128)
                                 ---------------         ---------------
Comprehensive income                $ 48,102,168           $  37,069,461
                                 ===============         ===============

     From January 1, 1997, through December 31, 1998, the Mexican economy was designated as highly inflationary, and thus all currency translation adjustments related to the Mexican joint venture for the year ended December 31, 1998, were expensed. The Mexican economy was determined not to be highly inflationary effective January 1, 1999.

     The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows:

                              Balance at December         Pretax                                 Balance at
                                   31, 1998               amount         Tax benefit         September 30, 1999
                            ----------------------- ------------------ ---------------- -------------------------
Currency translation
    adjustment                    ($ 1,179,337)         (336,688)          120,706                 ($1,395,319)
                                 =============         =========         =========              ==============

Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standard No. 131 (SFAS 131). Through an online accounting and bankcard data processing system, Total System Services, Inc. provides card processing services to card-issuing institutions in the United States, Mexico, Canada, Honduras and the Caribbean. TSYS'
subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Transaction processing services account for approximately 85% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three and nine months ended September 30, 1999 and 1998. One subsidiary, whose sole business activity is to provide programming support services to the parent company, was aggregated into transaction processing services. The remaining segments were aggregated into support services.

                                         Transaction           Support
Operating Segments                    processing services     services     Consolidated
----------------------------------------------------------------------------------------
At September 30, 1999
----------------------------------------------------------------------------------------
Identifiable assets .................   $ 418,734,810       43,961,214    $ 462,696,024
Intersegment eliminations ...........     (33,949,382)        (237,336)     (34,186,718)
                                        -------------    -------------    -------------
Total assets ........................   $ 384,785,428       43,723,878    $ 428,509,306
                                        =============    =============    =============

----------------------------------------------------------------------------------------
At December 31, 1998
----------------------------------------------------------------------------------------
Identifiable assets .................   $ 341,926,653       32,895,850    $ 374,822,503
Intersegment eliminations ...........     (24,955,949)        (958,242)     (25,914,191)
                                        -------------    -------------    -------------
Total assets ........................   $ 316,970,704       31,937,608    $ 348,908,312
                                        =============    =============    =============

---------------------------------------------------------------------------------------
Three Months Ended September 30, 1999
---------------------------------------------------------------------------------------
Total revenue .......................   $ 121,054,134       17,560,228    $ 138,614,362
Intersegment revenue ................        (137,325)        (649,816)        (787,141)
                                        -------------    -------------    -------------
Revenue from external customers .....   $ 120,916,809       16,910,412    $ 137,827,221
                                        =============    =============    =============
Equity in income of joint ventures ..   $   3,337,868              --     $   3,337,868
                                        =============    =============    =============
Segment operating income ............   $  21,127,444        2,753,573    $  23,881,017
                                        =============    =============    =============
Income tax expense ..................   $   7,547,475        1,037,778    $   8,585,253
                                        =============    =============    =============
Net income ..........................   $  15,209,702        1,724,019    $  16,933,721
                                        =============    =============    =============

                                         Transaction          Support
Operating Segments                    processing services     services     Consolidated
---------------------------------------------------------------------------------------
Three Months Ended September 30, 1998
---------------------------------------------------------------------------------------
Total revenue .......................   $  90,836,277        9,123,943    $  99,960,220
Intersegment revenue ................        (139,938)        (418,357)        (558,295)
                                        -------------    -------------    -------------
Revenue from external customers .....   $  90,696,339        8,705,586    $  99,401,925
                                        =============    =============    =============
Equity in income of joint ventures ..   $   3,910,077             --      $   3,910,077
                                        =============    =============    =============
Segment operating income ............   $  20,711,818        1,427,175    $  22,138,993
                                        =============    =============    =============
Income tax expense ..................   $   6,870,950          537,516    $   7,408,466
                                        =============    =============    =============
Net income ..........................   $  14,348,821          822,347    $  15,171,168
                                        =============    =============    =============

---------------------------------------------------------------------------------------
Nine Months Ended September 30, 1999
---------------------------------------------------------------------------------------
Total revenue .......................   $ 340,700,367       51,300,791    $ 392,001,158
Intersegment revenue ................        (366,543)      (1,504,383)      (1,870,926)
                                        -------------    -------------    -------------
Revenue from external customers .....   $ 340,333,824       49,796,408    $ 390,130,232
                                        =============    =============    =============
Equity in income of joint ventures ..   $   8,446,189             --      $   8,446,189
                                        =============    =============    =============
Segment operating income ............   $  61,680,726        9,078,287    $  70,759,013
                                        =============    =============    =============
Income tax expense ..................   $  21,096,214        3,431,391    $  24,527,605
                                        =============    =============    =============
Net income ..........................   $  42,672,031        5,646,119    $  48,318,150
                                        =============    =============    =============

---------------------------------------------------------------------------------------
Nine Months Ended September 30, 1998
---------------------------------------------------------------------------------------
Total revenue .......................   $ 259,573,379       28,961,436    $ 288,534,815
Intersegment revenue ................        (407,729)        (937,767)      (1,345,496)
                                         -------------   -------------    -------------
Revenue from external customers .....   $ 259,165,650       28,023,669    $ 287,189,319
                                         =============   =============    =============
Equity in income of joint ventures ..   $   8,694,973             --      $   8,694,973
                                        =============    =============    =============
Segment operating income ............   $  48,792,589        4,359,221    $  53,151,810
                                        =============    =============    =============
Income tax expense ..................   $  16,485,172        1,621,040    $  18,106,212
                                        =============    =============    =============
Net income ..........................   $  34,602,040        2,469,549    $  37,071,589
                                        =============    =============    =============

     The following geographic area data represent revenues for the three months and nine months ended September 30, 1999 and 1998, respectively, based on the geographic locations of customers. Substantially all property and equipment is located in the United States.

                                  Three Months Ended September 30,                 Nine Months Ended September 30,
                             --------------------------------------------    ---------------------------------------------
                                        1999                  1998                      1999                   1998
                                 -------------------    -----------------         ------------------     -----------------
          United States       $        125,280,017           94,517,924        $       362,217,328           272,429,318
          Mexico                         4,138,596            4,299,242                 12,101,167            13,145,165
          Canada                         8,178,254              416,253                 15,167,391             1,122,738
          Other                            230,354              168,506                    644,346               492,098
                                 =================      ===============           ================       ===============
              Totals          $        137,827,221           99,401,925        $       390,130,232           287,189,319
                                 =================      ===============           ================       ===============

     For the three months ended September 30, 1999 and 1998, three major customers accounted for approximately 38% and 36% of total revenues, respectively. One of these customers provided 15%, or $21.3 million, of total revenues for the three months ended September 30, 1999, and 21%, or $20.9 million, for the three months ended September 30, 1998. Another major customer accounted for 13%, or $17.8 million, of total revenues for the three months ended September 30, 1999, and 15%, or $14.9 million, of total revenues for the three months ended September 30, 1998. The other major customer accounted for 10%, or $14.4 million, of total revenues for the three months ended September 30, 1999, and no revenue in 1998. Revenues from major customers for the periods reported are attributable to both reporting segments.

     For the nine months ended September 30, 1999 and 1998, two major customers accounted for approximately 30% and 35% of total revenues, respectively. One of these customers provided 17%, or $64.5 million, of total revenues for the nine months ended September 30, 1999, and 22%, or $61.9 million, for the nine months ended September 30, 1998. The other major customer accounted for 13%, or $51.4 million, of total revenues for the nine months ended September 30, 1999, and 13%, or $37.6 million, of total revenues for the nine months ended September 30, 1998.

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

     Presented below are the pro forma consolidated results of TSYS' operations for the three months and nine months ended September 30, 1998, as though the acquisition of PCS had occurred at the beginning of that period, compared to TSYS' actual consolidated results of operations for the three months and nine months ended September 30, 1999.

                                 Three Months Ended September 30,                 Nine Months Ended September 30,
                            --------------------------------------------    ---------------------------------------------
                                      1999                  1998                       1999                  1998
                                ------------------    -----------------        ------------------     ------------------
Revenues                     $       137,827,221           103,295,469       $        390,130,232           296,721,633
                                ================      ================          =================      ================

Net Income                  $         16,933,721            15,331,007      $          48,318,150            38,040,269
                                ================      ================          =================      ================
Earnings per share -
basic and diluted            $               .09                   .08       $                .25                  .20
                                ================      ================          =================      ================

Note 6 - Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. This lawsuit seeks unspecified damages. This litigation is in its initial phases, and, though settlement negotiations have occurred, these negotiations have to date been unproductive. TSYS is not in a position to determine its possible exposure, if any, as a result of the litigation.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30:

                                             Percentage of     Percentage Change
                                             Total Revenues    in Dollar Amounts
                                          -------------------  -----------------
                                            1999        1998      1999 vs 1998
                                          --------     ------   ----------------
Revenues:
  Bankcard data processing services          86.1 %        89.5 %     33.4%
  Other services                             13.9          10.5       83.2
                                           ------       -------
    Total revenues                          100.0         100.0       38.7
                                           ------       -------
Expenses:
  Salaries and other personnel expense       38.7          39.1       37.2
  Net occupancy and equipment expense        29.2          27.3       48.4
  Other operating expenses                   17.2          15.2       56.2
                                           ------        ------
    Total operating expenses                 85.1          81.6       44.5
                                           ------        ------
Equity in income of joint ventures            2.4           3.9      (14.6)
                                           ------        ------
    Operating income                         17.3          22.3        7.9

Nonoperating income                           1.2           0.4        nm
                                            -----        ------
    Income before income taxes               18.5          22.7      13.0

Income taxes                                  6.2           7.4      15.9
                                            -----        ------
Net income                                   12.3 %        15.3 %    11.6  %
                                            =====        ======

nm = not meaningful

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30:

                                             Percentage of     Percentage Change
                                             Total Revenues    in Dollar Amounts
                                          ------------------   -----------------
                                            1999       1998        1999 vs 1998
                                           ------     ------   -----------------
Revenues:
  Bankcard data processing services          85.8 %    88.7   %       31.5 %
  Other services                             14.2      11.3           70.2
                                           ------    ------
    Total revenues                          100.0     100.0           35.8
                                           ------    ------

Expenses:
  Salaries and other personnel expense       39.5      41.9           28.2
  Net occupancy and equipment expense        28.1      26.8           42.7
  Other operating expenses                   16.4      15.8           40.2
                                           ------     -----
     Total operating expenses                84.0      84.5           35.1
                                           ------     -----
Equity in income of joint ventures            2.2       3.0           (2.9)
                                           ------     -----
     Operating income                        18.2      18.5           33.1

Nonoperating income                           0.5       0.7            3.0
                                           ------     -----
     Income before income taxes              18.7      19.2           32.0

Income taxes                                  6.3       6.3           35.5
                                            -----     -----
Net income                                   12.4 %    12.9 %         30.3 %
                                            =====     =====


     Total revenues increased $38.4 million, or 38.7%, and $102.9 million, or 35.8%, during the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998.

     Revenues from bankcard data processing services increased $29.7 million, or 33.4%, in the three months ended September 30, 1999, compared to the same period in 1998. During the nine months ended September 30, 1999, revenues from bankcard data processing services increased $80.1 million, or 31.5%, compared to the same period in 1998. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM(R). Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on increases in the level of cardholder accounts processed. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

     Average cardholder accounts on file for the three months ended September 30, 1999, were 196.9 million, which was an increase of approximately 94.4% over the average of 101.3 million for the same period in 1998. For the first nine months of 1999, average cardholder accounts were 172.6 million, a 78.9% increase over the 96.5 million average cardholder accounts on file for the same period last year. Cardholder accounts on file at September 30, 1999, were 199.3 million, a 93.3% increase over the 103.1 million accounts on file at September 30, 1998. The increase in cardholder accounts on file from September 1998 to September 1999 included net internal growth of existing customers of 10.7 million cardholder accounts and approximately 85.5 million accounts of new customers.

     During the first nine months of 1999, TSYS converted approximately 74.2 million new cardholder accounts to TS2(R). These 74.2 million accounts, combined with the internal growth of existing customers on TS2, bring the total number of accounts on TS2 at September 30, 1999, to approximately 143.3 million, compared to 47.0 million at September 30, 1998. Of the 74.2 million accounts converted to TS2 during the first nine months of 1999, approximately 57.7 million accounts were related to Sears private-label card accounts. The accounts converted for Sears in 1999, combined with the 7.5 million converted in the fourth quarter of 1998 and the internal growth in the portfolio, bring the total accounts for Sears to 66 million. During the first nine months of 1999, TSYS also converted approximately 16.5 million accounts to TS2 for Canadian Tire Acceptance Limited
(CTAL), Royal Bank of Canada and Nordstrom.

     During the second quarter of 1999, TSYS received a one-time termination fee of $6.9 million from a client which terminated its processing agreement with TSYS as a result of its merger with a financial institution that processes in-house. The payment is in lieu of processing fees which would have been paid throughout the remaining life of the processing contract.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended September 30, 1999, three major customers accounted for approximately 38% of total revenues, compared to 36% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, two major customers accounted for approximately 30% of total revenues, compared to 35% for the nine months ended September 30, 1998. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

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

     Effective September 30, 1998, NationsBank and Bank of America merged. The Company had long-term processing contracts with each of these customers, with NationsBank's ending in 2005 and Bank of America's in 2007. In September 1999, TSYS announced a new ten-year agreement with the combined entity, known as Bank of America, to continue processing its credit card portfolio until 2009. The combination of NationsBank and Bank of America under a single processing agreement with TSYS will reduce TSYS' revenues in 1999 and future years because together NationsBank and Bank of America will be entitled to receive greater discounts than either would have been entitled to receive standing alone. TSYS expects its new processing agreement to produce a net profit margin consistent with its historical net profit margins.

     Revenues from other services increased $8.7 million in the third quarter of 1999, compared to the third quarter of 1998. Revenues from other services for the first nine months of 1999 increased $22.8 million, compared to the same period last year. Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Effective January 1, 1999, TSYS acquired Partnership Card Services (PCS) from CB&T. PCS has become part of TSYS' wholly owned subsidiary, TSYS Total Solutions, Inc (TSI). PCS' revenues for the third quarter of 1999 were approximately $6.9 million. For the first nine months of 1999, PCS' revenues were approximately $18.3 million, including a $1.4 million early termination fee resulting from the loss of a portfolio by a customer.

     Total operating expenses increased 44.5% and 35.1% for the three months and nine months ended September 30, 1999, respectively, compared to the same period in 1998. The increases in operating expenses are attributable to increases in all expense categories as described below.

     Employment expenses increased $14.4 million, or 37.2%, for the three months ended September 30, 1999, compared to the same period in 1998. For the first nine months of 1999, employment expenses increased $33.9 million, or 28.2%, compared to the same period in 1998. The change in employment expenses consists of increases of $17.1 million and $46.7 million for the three months and nine months ending September 30, 1999, respectively, associated with the growth in the number of employees, normal salary increases and related benefits. This change was offset by $2.7 million and $12.8 million invested in software development costs and contract acquisition costs for the three months and nine
months  ending   September  30,  1999,   respectively.

The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed early in 2000. The average number of employees in the third quarter of 1999 increased to 4,081, an 18.8% increase over the 3,434 in the same period of 1998. For the first nine months of 1999, the average number of employees was 3,938, a 17.2% increase over the first nine months of 1998. At October 31, 1999, TSYS had 4,037 full-time and 213 part-time employees. Effective January 1, 1999, TSYS acquired PCS from its majority shareholder, CB&T. As a result of the acquisition, approximately 330 employees were added to TSYS Total Solutions, Inc. Employment expenses related to PCS in the three months and nine months ended September 30, 1999, were $3.5 million and $8.7 million, respectively.

     Net occupancy and equipment expense increased 48.4% and 42.7% for the three months and nine months ended September 30, 1999, respectively, over the same periods in 1998. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 57.6% to $21.4 million in the third quarter of 1999, compared to $13.6 million in the same period of 1998. During the first nine months of 1999, equipment and software rentals increased 48.7% to $57.8 million compared to $38.9 million in the same period in 1998. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved primarily through operating leases. During 1998 and the first nine months of 1999, the Company made significant investments in computer software licenses and hardware related to the new East Center data center and to accommodate increased volumes due to the expected growth in the number of accounts associated with new customers.

     During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus, and essentially completed moving the majority of its downtown employees to the facility. TSYS continued to incur expenses related to the vacated facilities in the third quarter of 1999 as it transitioned the employees in various stages while avoiding any disruption of service. TSYS did not renew several leases at the end of September, sold one of its vacated buildings and committed to sell another.

     Other operating expenses increased 56.2% and 40.2% for the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The growth in other operating expenses for 1999 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally; the establishment of a new international office in London, and increased amortization of contract acquisition costs. The conversions of Sears, Royal Bank and CTAL, begun in March 1999 and completed early in the second quarter, contributed to the increase in amortization of contract acquisition costs. Other operating expenses of PCS in the three and nine months ending September 30, 1999, represent another factor contributing to this increase as the financial statements for the same periods in 1998 do not include PCS' results of operations.

     TSYS' share of income from its equity in joint ventures was $3.3 million and $3.9 million for the third quarters of 1999 and 1998, respectively. For the nine months ended September 30,

1999 and 1998, the Company's equity in income of its joint ventures was $8.4 million and $8.7 million, respectively. The decrease is the result of infrastructure costs impacting the operating results of Vital Processing Services, L.L.C. (Vital) and a decline in operating results from Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico). There remains uncertainty in the Mexican economy which management continues to monitor.


     Interest income, net, includes interest expense of $5,700 and $7,300 and interest income of $572,200 and $450,000 for the third quarters of 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, respectively, interest expense was $19,700 and $22,300, and interest income was $1.4 million and $2.0 million. The decrease in interest income for the nine months ending September 30, 1999, as compared to the same period in 1998, was primarily the result of lower levels of cash available for investment. The increase in interest income for the third quarter of 1999, as compared to the same quarter in 1998, is the result of improved levels of cash available as a result of decreased outlays related to the purchase of equipment and software additions.

     Operating income increased 7.9% and 33.1% for the three months and nine months ended September 30, 1999, respectively, over the same periods in 1998. The increase for the nine month period is primarily due to growth in revenues combined with improved expense control and the operating results of PCS. The quarterly increase in operating income was adversely affected by the double occupancy expense incurred with the move to the new Campus facility. During the third quarter of 1999, PCS contributed $1.7 million in operating income. For the nine months ended September 30, 1999, PCS' operating income was approximately $4.8 million, which included a $1.4 million early termination fee recognized in the first quarter of 1999. Excluding PCS, TSYS' operating income would have increased 0.5% to $22.2 million during the third quarter of 1999, compared to $22.1 million for the same period last year. For the nine months ending September 30, 1999, operating income, excluding PCS, would have increased 24.2% to $66.0 million, compared to $53.2 million for the nine months ended September 30, 1998.

     Net income for the three months ended September 30, 1999, increased 11.6% to $16.9 million, or basic and diluted earnings per share of $.09, compared to $15.2 million, or basic and diluted earnings per share of $.08, for the same period in 1998. Net income for the first nine months of 1999 increased 30.3% to $48.3 million, up from $37.1 million for the same period last year. Basic and diluted earnings per share for the first nine months of 1999 increased to $.25, up from $.19 for the same period of 1998. The Company expects its 1999 net income to exceed its 1998 net income by at least 23 percent. The Company also expects its 2000 net income to exceed 1999 projected net income by at least 13-15 percent.

     TSYS' effective income tax rate for the third quarter of 1999 was 33.6%, compared to 32.8% for the same period in 1998. For the nine months ended September 30, 1999, the effective income tax rate was 33.7%, compared to 32.8% for the same period in 1998. Growth in pretax income at rates greater than the growth in federal and state tax credits is the cause for the increase in the Company's effective tax rate.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first nine months of 1999 was $81.9 million, compared to $50.6 million in the same period of 1998. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, investment in contract acquisition costs, and the payment of cash dividends.

     During the third quarter of 1999, TSYS purchased property and equipment of $4.6 million for total purchases of $13.0 million for the first nine months of 1999, compared to $24.6 million for the same period in 1998. Additions to computer software during the third quarter were $12.4 million, bringing the total additions for 1999 to $42.5 million, compared to $24.5 million for the same period in 1998. Of the $12.4 million computer software additions made during the third quarter, $9.9 million was for purchased software and $2.5 million was for internally developed software, bringing the totals for the first nine months of 1999 to $32.7 million for purchased software and $9.8 million for internally developed software, compared to $18.2 million and $6.3 million, respectively, in the same period of 1998. Also, in the third quarter of 1999, $1.0 million was invested in contract acquisition costs for a total of $3.8 million invested in 1999, compared to $16.3 million in 1998. Dividends on common stock of $1.9 million were paid in the third quarter of 1999, bringing the total amount of dividends paid year to date to $5.8 million, compared to $4.9 million in 1998.

     In October 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock from time to time and at various prices over the next 24 months. Shares repurchased could be utilized to fund TSYS' various stock option and other compensation arrangements or used for other purposes, including potential acquisitions. The maximum of 1.5 million shares represents approximately five percent of the shares of TSYS common stock held by shareholders other than TSYS' affiliates, including Synovus Financial Corp. The Company will use internally generated cash to fund the purchases.

     In 1997, construction was begun on a campus-type facility which now serves as the Company's corporate headquarters. The Company entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor purchased the land, paid for construction and development costs and leased the property to the Company. The lease provides for a substantial residual value guarantee, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company.

     During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving the majority of its downtown employees to the facility. TSYS continued to incur expenses related to the vacated facilities in the third quarter of

1999 as it  transitioned  the  employees in various  stages  while  avoiding any disruption of service. TSYS did not renew several leases at the end of September, and sold two of its vacated buildings. The sale of the Annex building closed in September 1999. The commitment to sell the Depot occurred in the third quarter of 1999, but did not close until October 1999. The Company expects the increase in occupancy and equipment expense related to occupying the campus to be approximately $5.3 million in 1999, net of the relinquished lease obligations.

     In October 1999, Synovus Financial Corp. announced the completion of the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services will be marketed under the name TSYS Total Debt Management, Inc. through the Company and its wholly-owned subsidiary TSI, for which TSI will be compensated by Synovus Financial Corp. through a management fee, beginning in January 2000.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.0:1. At September 30, 1999, TSYS had working capital of $85.4 million compared to $60.5 million at December 31, 1998.

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

     The second phase of TSYS' Year 2000 Project was Assessment which included performing a system wide scan of millions of lines of code to determine which lines of code were date impacted. As of December 31, 1998, TSYS had completed the Assessment phase of the Year 2000 project. The lines of code identified as noncompliant were earmarked for renovation. A plan for compliance, which included methodology, milestones and a timeline for verification, was placed into action. TSYS also assessed the Year 2000 readiness of its 70 vendors who provide mission critical systems. As of September 1999, all 203 products for these 70 vendors have been verified as Y2K compliant in TSYS' test region.

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

     The final phase of the Y2K Project was Implementation which allowed clients the opportunity to test their specific code within a Y2K environment. During this phase, four test cycles (Turn of the Century, Monthly Cycling, Leap Year and Millennium Year, Month and Quarter End) were repeated during the three test iterations. The Implementation phase of the Year 2000 Project began in October 1998. As of September 30, 1999, all three client test iterations were completed.

     A significant aspect of the Year 2000 Project is Contingency Planning which is the process to ensure that TSYS can continue operations in the event that information technology systems, noninformation technology systems, or vendors are not Year 2000 compliant. In June 1999, TSYS completed its Business Resumption Contingency Plan, or Y2K Day Plan, which is based on the TSYS Disaster Recovery Plan. The plan was developed as an intranet database which, when printed, consists of over 3,600 pages. This plan sets forth processes and procedures to follow in case the Company experiences a problem with processing Year 2000 data or if mission-critical service providers suffer disruption. The plan was validated by a walk-through and a role play during June 1999. An abbreviated version of the plan was shared with clients in

July 1999. A client forum to discuss the Y2K Day Plan was conducted in August 1999. The plan includes the following:

     TSYS  programming  staff will be on site 24 hours a day from  December  31,
1999, to January 5, 2000, to immediately remediate any coding issues encountered. The Year 2000 Command Center will act as the nerve center during the century changeover, monitoring the processing status of over 88 business areas through 13 command posts, conveying management decisions, and deploying resources where required.

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

     TSYS has service agreements with IBM's Global Services to provide, through its business unit, Business Recovery Services, hot-site assistance and equipment for data center and network recovery in case of a natural or man-made disaster. Also, TSYS has contracts with other companies to receive immediate service and/or top priority service in an emergency situation. Additionally, vendor technicians for key equipment will be on site for the period of December 31, 1999, through January 3, 2000.

     Management believes that the most likely Y2K risks relate to third parties with which it has material relationships. A failure or disruption of (i) the Company's mission-critical computer systems caused by third-party hardware/software, (ii) third-party service/network/gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of the Company. TSYS' Year 2000 Project Office has reviewed compliance and tested with the Company's top 11 customers defined by number of accounts on file and/or by revenues generated and found them to be Y2K ready. Management believes its internal review indicates that the Company's mission-critical systems are Y2K ready; however, failure of a mission critical third-party provider could have a material adverse effect on the
Company's business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its business sites related to third parties with which it has material Year 2000 relationships, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of the Company.

     TSYS currently estimates the total cost for the Year 2000 Project will amount to approximately $18 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 Project and hardware/software costs related to testing.

During the third quarter of 1999, TSYS incurred $1.3 million of direct costs associated with the Year 2000 Project and has incurred $14.0 million since project inception.

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

Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. This lawsuit seeks unspecified damages. This litigation is in its initial phases, and, though settlement negotiations have occurred, these negotiations have to date been unproductive. TSYS is not in a position to determine its possible exposure, if any, as a result of the litigation.

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under
- and retention of - current and future  processing  agreements  with customers;
(iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (x) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission;
(xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) failure to successfully implement the Company's Year 2000 modification plans substantially as scheduled and budgeted; (xiv) lower than anticipated internal growth rates for existing customers; and (xv) the success of TSYS at managing the risks involved in the foregoing.

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

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

         a)  Exhibits

             (27) - Financial Data Schedule (for SEC use only)

         b)  Forms 8-K filed since June 30, 1999.

               1. The report dated September 30, 1999, included the following two important events:

                    On  September  29,  1999,   Total  System   Services,   Inc.
               ("Registrant") announced a ten-year agreement with Bank of America to continue processing its credit card portfolio until 2009. The new agreement extends the existing agreement by two years and includes the card portfolios of Bank of America and NationsBank which merged in 1998.

                    On September 30, 1999,  Registrant announced that it expects its 1999 net income to exceed its 1998 net income by at least 23 percent and that it expects its 2000 net income to exceed its 1999 projected net income by at least 13-15 percent.

               2. The report dated October 4, 1999, included the following important event:

                    On October 4, 1999, Total System Services,  Inc. announced a plan to repurchase up to 1.5 million shares of its common stock from time to time and at various prices over the next 24 months.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TOTAL SYSTEM SERVICES, INC.

Date:  November 12, 1999                           by:  /s/ Richard W. Ussery
                                                   --------------------------
                                                   Richard W. Ussery
                                                    Chairman of the Board
                                                      and Chief Executive
                                                      Officer

Date:  November 12, 1999                           by:  /s/ James B. Lipham
                                                   --------------------------
                                                   James B. Lipham
                                                   Chief Financial Officer