Form 10-K
period 1999-12-31
TOTAL SYSTEM SERVICES INC
filed 2000-03-16
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1999 or
                                           ----

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______ to _______.

Commission file number              1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                          58-1493818
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1600 First Avenue
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

                  YES    X                             NO___________
                     -----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 11, 2000, 194,832,720 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding, and the aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by non-affiliates was approximately $482,000,000 (based upon the closing per share price of such stock on said date.)

         Portions of the 1999 Annual Report to Shareholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 10, 2000 are incorporated in Part III of this report.



                Registrant's Documents Incorporated by Reference

                                                  Part Number and Item
Document Incorporated                             Number of Form 10-K
by Reference                                      Into Which Incorporated
----------------------                            --------------------------

Pages 20 through 25, 30 through                   Part I, Item 1, Business 34,
and 37 through 40
of Registrant's 1999 Annual Report
to Shareholders

Pages 30 through 34, and 37 and 38                Part I, Item 2, Properties
of Registrant's 1999 Annual
Report to Shareholders

Page 37 and 38 of Registrant's 1999               Part I, Item 3, Legal
Annual Report to Shareholders                     Proceedings

Page 43 of Registrant's 1999                      Part II, Item 5, Market
Annual Report to Shareholders                     for Registrant's Common
                                                  Equity and Related Stockholder
                                                  Matters

Page 19 of Registrant's 1999                      Part II, Item 6, Selected
Annual Report to Shareholders                     Financial Data

Pages 20 through 25 of Registrant's               Part II, Item 7, Management's
1999 Annual Report to Shareholders                Discussion and Analysis of
                                                  Financial Condition and
                                                  Results of Operations

Pages 26 through 41, and 43                       Part II, Item 8, Financial
of Registrant's 1999 Annual                       Statements and Supplementary
Report to Shareholders                            Data

Pages 2 through 4, 6 and 27                       Part III, Item 10,
of Registrant's Proxy Statement in                Directors and Executive
connection with the Annual Meeting                Officers of the Registrant
of Shareholders to be held on April 13, 2000

Page 6, pages 17 through 20, and 23               Part III, Item 11,
of Registrant's Proxy Statement                   Executive Compensation
in connection with the Annual Meeting
of Shareholders to be held on April 13, 2000

Pages 7 and 8 and pages 24 through 26             Part III, Item 12, Security
Registrant's Proxy Statement in connection        Ownership of Certain
with the Annual Meeting of Shareholders           Beneficial Owners and
to be held on April 13, 2000                      Management

Pages 23 through 27                               Part III, Item 13,
of Registrant's Proxy Statement in                Certain Relationships
connection with the Annual Meeting                and Related Transactions
of Shareholders to be held on April 13, 2000
and pages 32 and 33 of Registrant's 1999
Annual Report to Shareholders

Pages 26 through 41 of Registrant's               Part IV, Item 14, Exhibits,
1999 Annual Report to Shareholders                Financial Statement
                                                  Schedules and Reports
                                                  on Form 8-K



                              Cross Reference Sheet

Item No.                   Caption                                     Page No.
--------                   -------                                     --------

Part I

   Safe Harbor Statement                                                      1

          1.      Business                                                    2

          2.      Properties                                                  4

          3.      Legal Proceedings                                           5

          4.      Submission of Matters to a Vote of                          5
                    Security Holders

Part II
          5.      Market for Registrant's Common Equity                       5
                    and Related Stockholder Matters

          6.      Selected Financial Data                                     5

          7.      Management's Discussion and Analysis                        6
                    of Financial Condition and Results
                    of Operations

          7A.     Quantitative and Qualitative Disclosures
                     About Market Risk                                        6

          8.      Financial Statements and Supplementary                      6
                    Data

          9.      Changes In and Disagreements With Accountants               7
                    on Accounting and Financial Disclosure
Part III
         10.      Directors and Executive Officers of                         7
                    the Registrant

         11.      Executive Compensation                                      7

         12.      Security Ownership of Certain                               7
                    Beneficial Owners and Management

         13.      Certain Relationships and Related                           7
                    Transactions

Part IV
         14.      Exhibits, Financial Statement Schedules,                    8
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

Item 1.  Business

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Columbus Bank and Trust Company(R), TSYS is now one of the world's largest information technology processors of credit, debit, commercial and retail cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides the electronic link between buyers and sellers with a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(R) servicing issuing institutions throughout the United States, Canada, Mexico, Honduras and the Caribbean, representing more than 206 million cardholder accounts on file as of December 31, 1999. TSYS provides card production, statement preparation, electronic commerce services, portfolio management services, account acquisition, credit evaluation, risk management and customer service to clients. Synovus Financial Corp.(R), a $12.5 billion asset, multi-financial services company, owns 80.8 percent of TSYS.

         TSYS has four wholly owned subsidiaries: (1) Columbus Depot Equipment Company(sm), which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) TSYS Total Solutions,(R) Inc., which provides mail and correspondence processing services, teleservicing, data documentation capabilities, offset printing, customer service, collections and account solicitation services; (3) Columbus Productions, Inc.(sm), which provides full-service commercial printing and related services; and (4) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2(R).

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

         The services provided by TSYS are divided into two operating segments, transaction processing services and support services. Transaction processing services, including the programming services provided by TSYS Canada, Inc., account for more than 85% of TSYS' revenues. The support services provided by TSYS' other subsidiaries, including the equipment leasing services provided by Columbus Depot Equipment Company, the correspondence processing and other services provided by TSYS Total Solutions, Inc. and the commercial printing services provided by Columbus Productions, Inc., are aggregated into the segment referred to as support services.

         Seasonality. Due to the seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

         Service Marks. TSYS owns the federally registered service marks TSYS, TS2, Total System Services, Inc., THE TOTAL SYSTEM, TOTAL ACCESS, ACE, Partnership Card

Services, TSYS Total Solutions, Transaction Special Processing and TSP, to which TSYS believes strong customer identification attaches. TSYS also owns other service marks. Management does not believe the loss of these marks would have a material impact on the business of TSYS.

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 1999, Bank of America Corporation accounted for 16% of TSYS' total revenues. As a result, the loss of Bank of America Corporation, or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

         Near the end of the first quarter of 1998, AT&T completed the sale of its Universal Card Services to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. CITIBANK accounted for approximately 13% of total revenues for the year ended December 31, 1999. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate Universal Card Services' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. Consumer credit card accounts represented 66.6% of CITIBANK's revenues to TSYS for the year ended December 31, 1999. TSYS' management believes that CITIBANK will not be a major customer for the year 2000 and that the loss of revenues from CITIBANK for the months of August through December 2000, combined with decreased expenses from the reduction in hardware and software costs and the redeployment of personnel, should not have a material adverse effect on TSYS' financial condition or results of operations for the year ending December 31, 2000.

         Competition. TSYS encounters vigorous competition in providing card processing services from several different sources. The national market in third party card processors is presently being provided by approximately seven vendors. TSYS believes that it is the second largest third party card processor in the United States. In addition, TSYS competes against software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States. In addition to processing cards for United States clients, TSYS also holds an approximately 37% market share of the Mexican card processing market and an approximately 25% market share of the Canadian card processing market.

         TSYS' major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which is headquartered in Omaha, Nebraska, and provides card processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price, quality, features and functionality and reliability of service. Certain other subsidiaries of First Data Corporation also compete with TSYS. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

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

         As the Federal Reserve Bank of Atlanta has approved Synovus' indirect ownership of TSYS through Columbus Bank and Trust Company, TSYS is subject to direct regulation by the Federal Reserve Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Department of Banking and Finance of the State of Georgia as a subsidiary of Columbus Bank and Trust Company. In addition, as TSYS and its subsidiaries operate as subsidiaries of Columbus Bank and Trust Company, they are subject to regulation by the Federal Deposit Insurance Corporation.

         Employees. As of December 31, 1999, TSYS had 4,163 full-time employees.

         See the "Financial Review" Section on pages 20 through 25 and Note 1,
Note 4, Note 9, Note 11 and Note 12 of Notes to Consolidated Financial Statements on pages 30 through 34, and pages 37 through 40 of TSYS' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 2. Properties

         TSYS owns a 377,000 square foot production center which is located on a
40.4 acre tract of land in north Columbus, Georgia. Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production, purchasing and card production, as well as other related operations.

         TSYS owns a 110,000 square foot building on a 23-acre site in Columbus, Georgia, which accommodates current and future office space needs. TSYS Total Solutions, Inc., which is included in the segment support services, occupies approximately 82,500 square feet of this building. TSYS also owns a 104,000 square foot building on an 18-acre site in Columbus which functions as a second data center.

         During 1997, TSYS entered into an operating lease for the purpose of financing its 540,000 square foot new campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility serves as TSYS' corporate headquarters and houses administrative, client contact and programming team members. The campus facility consolidated most of TSYS' multiple Columbus locations. TSYS began moving personnel into the new campus facility in December 1998 and had completed the move of a substantial number of its personnel to this facility at the end of the third quarter of 1999.

         All of the properties listed above are utilized by TSYS for card processing services with the one exception noted above with respect to the space occupied by TSYS Total Solutions, Inc.

         TSYS Total Solutions, Inc. and Columbus Productions, Inc., which are included in the segment support services, own a 72,000 square foot production facility and own a 32,000 square foot production facility, respectively, located in Columbus, Georgia.

         All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used. In addition to its real property, TSYS owns and/or leases a substantial amount of computer equipment.

         See Note 1, Note 2, Note 3, Note 4 and Note 9 of Notes to Consolidated Financial Statements on pages 30 through 34, and pages 37 and 38 of TSYS' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 3. Legal Proceedings

         See Note 9 of Notes to Consolidated Financial Statements on pages 37 and 38 of TSYS' 1999 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section which is set forth on page 43 of TSYS' 1999 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 6. Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page 19 of TSYS' 1999 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Review" Section which is set forth on pages 20 through 25 of TSYS' 1999 Annual Report to Shareholders, which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," is specifically incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The foreign currency financial statements of TSYS' Mexican joint venture and TSYS' wholly owned subsidiary with an operation in Canada are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' Mexican joint venture and the Canadian operation, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes in Mexico or Canada because TSYS believes that the use of such instruments would not be cost effective. TSYS' carrying value of its investment in its Mexican joint venture was approximately $7.5 million (U.S.) at December 31, 1999, and the carrying value of the assets of its Canadian operation was approximately $515,000 (U.S.) at December 31, 1999.

         TSYS opened an office in the United Kingdom in 1999, which will serve as the headquarters for TSYS' European operations. To date, TSYS' activities in the United Kingdom have not been material. Currently, TSYS does not use instruments to hedge its foreign exposure in the United Kingdom.

         TSYS is also exposed to interest rate risk associated with the lease on its campus facilities. The payments under the operating lease arrangement are tied to the London Interbank Offered Rate ("LIBOR") and TSYS has evaluated the hypothetical change in the lease obligation held at December 31, 1999 due to changes in the LIBOR. The modeling technique used measured hypothetical changes in lease obligations arising from selected hypothetical changes in the LIBOR. Market changes reflected immediate hypothetical parallel shifts in the LIBOR curve of plus or minus 50 basis points, 100 basis points and 150 basis points over a 12-month period.

         TSYS' only long-term liability is a note payable at a fixed interest rate in an amount that is not material to TSYS' financial position.

Item 8. Financial Statements and Supplementary Data

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page 43, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity and Comprehensive Income, Notes to Consolidated Financial Statements and Report of

Independent Auditors" Sections, which are set forth on pages 26 through 41 of TSYS' 1999 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The "ELECTION OF DIRECTORS" Section which is set forth on pages 2 through 4, the "EXECUTIVE OFFICERS" Section which is set forth on page 6, and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" Section which is set forth on page 27 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 13, 2000 are specifically incorporated herein by reference.

Item 11.  Executive Compensation

         The "DIRECTORS' COMPENSATION" Section which is set forth on page 6, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Change in Control Arrangements" Sections which are set forth on pages 17 through 20, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on page 23 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 13, 2000 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 7 and 8, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T" Section which is set forth on page 24, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Synovus Common Stock Ownership of Directors and Management" Section which is set forth on pages 25 and 26 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 13, 2000 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on pages 23 and 24, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Common Stock by CB&T"

Section which is set forth on page 24, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on pages 24 and 25, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES
- Bankcard Data Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on pages 26 and 27 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 13, 2000 are specifically incorporated herein by reference.

         See also Note 2 of Notes to Consolidated Financial Statements on pages 32 and 33 of TSYS' 1999 Annual Report to Shareholders which is specifically incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of TSYS are specifically incorporated by reference from pages 26 through 41 of TSYS' 1999 Annual Report to Shareholders to Item 8, Part II, Financial Statements and Supplementary Data.

                  Consolidated Balance Sheets - December 31, 1999 and 1998.

                  Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 1999, 1998 and 1997.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

              2.  Index to Financial Statement Schedules

                  The following report of independent auditors and consolidated financial statement schedule of Total System Services, Inc. are included:

                  Report of Independent Auditors.

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1999, 1998 and 1997.

                  All other schedules are omitted because they are inapplicable or the required information is included in the Notes to Consolidated Financial Statements.

              3.  Exhibits

                  Exhibit
                  Number            Description

                  3.1 Articles of Incorporation of Total System Services, Inc. ("TSYS"), as amended, incorporated by reference to
                         Exhibit 4.1 of TSYS' Registration Statement on Form S-8 filed with the Commission on April 18, 1997 (File No. 333-25401).

                  3.2    Bylaws of TSYS, as amended.

              10.        EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                  10.1   Director Stock Purchase Plan of TSYS.

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

                  10.5 Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

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

                  10.16 Synovus Financial Corp. 2000 Long-Term Incentive Plan in which executive officers of TSYS participate.

                  13.1 Certain specified pages of TSYS' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

                  20.1 Proxy Statement for the Annual Meeting of Shareholders of TSYS to be held on April 13, 2000, certain pages of which are specifically incorporated herein by reference.

                  21.1   Subsidiaries of Total System Services, Inc.

                  23.1   Independent Auditors' Consent.

                  24.1 Powers of Attorney contained on the signature pages of the 1999 Annual Report on Form 10-K.

                  27.1   Financial Data Schedule (for SEC use only).

                  99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 1999 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

                  99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 1999 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

         (b)  Reports on Form 8-K

                  On October 4, 1999, TSYS filed a Form 8-K with the Commission announcing a common stock repurchase program.

                  On January 11, 2000, TSYS filed a Form 8-K with the Commission in connection with the announcement of its earnings for the year ended December 31, 1999.

filings\tsys\tsys9910k.wpd

                        Report of Independent Auditors


The Board of Directors
Total System Services, Inc.

Under date of January 11, 2000, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 1999, as contained in the Total System Services, Inc. 1999 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/KPMG LLP

Atlanta, Georgia
January 11, 2000



                          TOTAL SYSTEM SERVICES, INC.
                                  Schedule II
                       Valuation and Qualifying Accounts


                                                                      Additions
                                                            ------------------------------
                                                                               Charged
                                             Balance at      Charged to        to other                              Balance at
                                             beginning        costs and       accounts--     Deductions--                end
                                             of period        expenses         describe        describe               of period
                                            --------------------------------------------------------------------------------------
Year ended December 31, 1997:

     Allowance for doubtful accounts      $      704,482           94,000               -          (62,523)<F1>   $       735,959
                                            =============   ==============   =============  ===============         ==============

Year ended December 31, 1998:

     Allowance for doubtful accounts      $      735,959           18,000               -          (43,367)<F1>   $       710,592
                                            =============   ==============   =============  ===============         ==============

Year ended December 31, 1999:

     Allowance for doubtful accounts      $      710,592          665,500               -          (99,396)<F1>   $     1,276,696
                                            =============   ==============   =============  ===============         ==============

-----------------------------------------------------------------------------------------------------------------------------------


<F1> Accounts deemed to be uncollectible and written off during the year.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TOTAL SYSTEM SERVICES, INC.
                                                 (Registrant)


March 16, 2000                                   By:/s/Richard W. Ussery
                                                    --------------------
                                                    Richard W. Ussery,
                                                    Chairman and
                                                    Principal Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Blanchard, Richard W. Ussery and Philip W. Tomlinson, and each of them, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)- in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/James H. Blanchard                                       Date: March 16, 2000
-----------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                                        Date: March 16, 2000
-----------------------------------------
Richard W. Ussery,
Chairman of the Board
and Principal Executive Officer


/s/Philip W. Tomlinson                                      Date: March 16, 2000
-----------------------------------------
Philip W. Tomlinson,
President
and Director


/s/James B. Lipham                                          Date: March 16, 2000
-----------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/Richard Y. Bradley                                       Date: March 16, 2000
------------------------------------------
Richard Y. Bradley,
Director


                                                            Date: March __, 2000
------------------------------------------
G. Wayne Clough,
Director


                                                            Date: March __, 2000
------------------------------------------
Thomas G. Cousins,
Director


                                                            Date: March __, 2000
-----------------------------------------
Gardiner W. Garrard, Jr.,
Director


                                                            Date: March __, 2000
-----------------------------------------
Sidney E. Harris,
Director


/s/John P. Illges, III                                      Date: March 16, 2000
-----------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                         Date: March 16, 2000
-----------------------------------------
Mason H. Lampton,
Director


                                                            Date: March __, 2000
-----------------------------------------
Samuel A. Nunn,
Director


                                                            Date: March __, 2000
-----------------------------------------
H. Lynn Page,
Director


/s/W. Walter Miller, Jr.                                    Date: March 16, 2000
-----------------------------------------
W. Walter Miller, Jr.,
Director


/s/William B. Turner                                        Date: March 16, 2000
-----------------------------------------
William B. Turner,
Director


/s/James D. Yancey                                          Date: March 16, 2000
-----------------------------------------
James D. Yancey,
Director


                                                            Date: March __, 2000
-----------------------------------------
Rebecca K. Yarbrough,
Director