Form 10-K/A
period 1999-12-31
TOTAL SYSTEM SERVICES INC
filed 2000-04-26
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ______.

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

     The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 1999 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 1999, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 1999, as set forth below and in the attached exhibits.

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

                    10.5 Total System Services, Inc. 1992 Long-Term Incentive
                         Plan, which was renamed the Total System Services, Inc. 2000 Long- Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

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

                   23.1  Independent Auditors' Consents.

                   24.1 Powers of Attorney contained on the signature pages of the 1999 Annual Report on Form 10-K.

                   27.1  Financial Data Schedule (for SEC use only).

                   99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 1999.

                   99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 1999.

         (b)  Reports on Form 8-K

                  On October 4, 1999, TSYS filed a Form 8-K with the Commission announcing a common stock repurchase program.

                  On January 11, 2000, TSYS filed a Form 8-K with the Commission in connection with the announcement of its earnings for the year ended December 31, 1999.

filings\tsys\tsys9911k-a.wpd

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOTAL SYSTEM SERVICES, INC.
                                      (Registrant)


April 26, 2000                        By:/s/James H. Blanchard
                                         ---------------------
                                         James H. Blanchard,
                                         Chairman of the
                                         Executive Committee

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                                 Numbered
Number     Description                                                      Page

23.1       Accountants' Consents

99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 1999.

99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 1999.