Form 10-Q
period 2000-03-31
TOTAL SYSTEM SERVICES INC
filed 2000-05-11
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                              -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   CLASS OUTSTANDING                                    AS OF May 11, 2000
----------------------------------                     --------------------
 Common Stock, $.10 par value                              194,780,470

                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                       Page
                                                                      Number
                                                                    ----------
Part I. Financial Information

  Item 1. Financial Statements

        Consolidated Balance Sheets (unaudited) - March 31, 2000
           and December 31, 1999  ....................................... 3

        Consolidated Statements of Income (unaudited) - Three months ended March 31, 2000 and 1999 ................................ 4

        Consolidated Statements of Cash Flows (unaudited) - Three
           months ended March 31, 2000 and 1999 ......................... 5

        Notes to Consolidated Financial Statements (unaudited) .......... 6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................11

Part II. Other Information

  Item 6.  (a) Exhibits .................................................19

           (b) Reports on Form 8-K  .....................................19


Signatures ..............................................................20

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                        March 31,         December 31,
                                                                           2000               1999
------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $63.4 million and $54.3 million
    on deposit with a related party at 2000 and 1999, respectively) .   $  64,363,015      54,903,107
  Accounts receivable, net of allowance for doubtful accounts of
    $1.8 million and $1.3 million at 2000 and 1999, respectively ....      98,598,151      99,601,498
  Prepaid expenses and other current assets .........................      26,824,718      25,171,328
                                                                        -------------    ------------
      Total current assets ..........................................     189,785,884     179,675,933
Property and equipment, less accumulated depreciation and
  amortization of $86.7 million and $83.0 million at 2000 and
  1999, respectively ................................................      94,588,766      96,254,657
Computer software, less accumulated amortization of
  $78.1 million and $72.3 million at 2000 and 1999, respectively ....      97,557,009      98,824,792
Deferred income tax assets ..........................................       9,788,414       9,422,203
Other assets ........................................................      84,362,934      82,594,156
                                                                        -------------    ------------
      Total assets ..................................................   $ 476,083,007     466,771,741
                                                                        =============    ============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ..................................................   $  11,484,705      15,267,979
  Accrued salaries and employee benefits ............................      19,203,421      36,421,238
  Current portion of long-term debt and obligations under
    capital leases ..................................................         204,286          44,520
  Other current liabilities (includes $1.8 and $1.9 million payable
     to related parties at 2000 and 1999, respectively) .............      62,684,087      51,528,099
                                                                        -------------    ------------
      Total current liabilities .....................................      93,576,499     103,261,836
Long-term debt and obligations under capital leases,
    excluding current portion .......................................            --           159,766
Deferred income tax liabilities .....................................      30,872,565      29,058,083
                                                                        -------------    ------------
      Total liabilities .............................................     124,449,064     132,479,685
                                                                        -------------    ------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 195,079,087 issued at 2000 and 1999,
      respectively; 194,780,470 and 194,861,620 outstanding
      at 2000 and 1999, respectively ................................      19,507,909      19,507,909
  Additional paid-in capital ........................................       6,446,200       6,442,300
  Accumulated other comprehensive loss ..............................      (1,514,038)     (1,453,708)
  Treasury stock ....................................................      (2,840,085)     (1,529,176)
  Retained earnings .................................................     330,033,957     311,324,731
                                                                        -------------    ------------
      Total shareholders' equity ....................................     351,633,943     334,292,056
                                                                        -------------    ------------
      Total liabilities and shareholders' equity ....................   $ 476,083,007     466,771,741
                                                                        =============    ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                         Consolidated Income Statements
                                   (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                          Three months ended
                                                                                 March 31,
                                                                      -----------------------------
                                                                             2000          1999
------------------------------------------------------------------------------------------------------
Revenues:
  Bankcard data processing services (includes $10.0 million and
    $7.8 million from related parties for 2000 and 1999, respectively)   $122,955,158     96,078,596
  Other services (includes $1.4 million and $1.8 million from related
    parties for 2000 and 1999, respectively) .........................     22,904,121     19,231,916
                                                                         ------------   ------------
      Total revenues .................................................    145,859,279    115,310,512
                                                                         ------------   ------------

Expenses:
  Salaries and other personnel expense ...............................     56,898,066     48,468,080
  Net occupancy and equipment expense ................................     38,994,177     32,721,086
  Other operating expenses (includes $3.3 million and $3.1 million
    to related parties for 2000 and 1999, respectively) ..............     22,409,782     16,992,962
                                                                         ------------   ------------
      Total expenses .................................................    118,302,025     98,182,128
                                                                         ------------   ------------

Equity in income of joint ventures ...................................      2,967,886      2,113,288
                                                                         ------------   ------------

 Operating income ....................................................     30,525,140     19,241,672
                                                                         ------------   ------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net ..........................         19,836       (280,616)
  Interest income, net (includes $778,000 and $253,000 from a related
    party for 2000 and 1999, respectively) ...........................        937,605        369,867
                                                                         ------------   ------------
      Total nonoperating income ......................................        957,441         89,251
                                                                         ------------   ------------

      Income before income taxes .....................................     31,482,581     19,330,923

Income taxes .........................................................     10,825,340      6,382,355
                                                                         ------------   ------------

      Net income .....................................................   $ 20,657,241     12,948,568
                                                                         ============   ============

      Basic earnings per share .......................................   $        .11            .07
                                                                         ============   ============

      Diluted earnings per share .....................................   $        .11            .07
                                                                         ============   ============

Weighted average common shares outstanding ...........................    194,821,830    194,880,819

Increase due to assumed issuance of shares
    related to stock options outstanding .............................        409,347        763,914
                                                                         ------------   ------------

Weighted average common and common
    equivalent shares outstanding ....................................    195,231,177    195,644,733
                                                                         ============   ============

Cash dividends per common share ......................................   $        .01            .01
                                                                         ============   ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                              Three months ended
                                                                                   March 31,
-------------------------------------------------------------------------------------------------------
                                                                              2000           1999
-------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income ..........................................................   $ 20,657,241     12,948,568
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures ..............................     (2,967,886)    (2,113,288)
      Depreciation and amortization ...................................     12,574,858     11,478,884
      Provision for doubtful accounts .................................        547,513         54,500
      Deferred income tax expense (benefit) ...........................      1,448,271       (583,382)
      (Gain) loss on disposal of equipment, net .......................        (19,836)       280,616
    (Increase) decrease in:
      Accounts receivable .............................................        455,834     (2,580,548)
      Prepaid expenses and other assets ...............................     (3,387,614)      (821,508)
    Increase (decrease) in:
      Accounts payable ................................................     (3,783,274)     2,826,768
      Accrued expenses and other current liabilities ..................     (6,021,368)     2,844,253
                                                                           -----------    -----------
          Net cash provided by operating activities ...................     19,503,739     24,334,863
                                                                           -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment ..................................     (2,278,522)    (4,202,366)
  Additions to computer software ......................................     (4,527,054)   (10,163,343)
  Proceeds from disposal of equipment .................................         18,305          7,794
  Dividends received from joint ventures ..............................             --      1,164,307
  Increase in contract acquisition costs ..............................             --     (1,903,352)
                                                                           ------------   -----------
          Net cash used in investing activities .......................     (6,787,271)   (15,096,960)
                                                                           ------------   -----------

Cash flows from financing activities:
  Purchase of common stock ............................................     (1,313,916)            --
  Principal payments on long-term debt and
    capital lease obligations .........................................             --        (22,382)
  Dividends paid on common stock ......................................     (1,949,088)    (1,940,440)
  Proceeds from exercise of stock options .............................          6,444         33,200
                                                                           ------------   -----------
          Net cash used in financing activities .......................     (3,256,560)    (1,929,622)
                                                                           ------------   -----------
          Net increase in cash and cash equivalents ...................      9,459,908      7,308,281
Cash and cash equivalents at beginning of year ........................     54,903,107      9,555,760
                                                                           ------------   -----------
Cash and cash equivalents at end of year ..............................   $ 64,363,015     16,864,041
                                                                           ============   ===========

Cash paid for interest (net of capitalized amounts) ...................   $     29,339          1,153
                                                                           ============   ===========

Cash paid for income taxes (net of refunds received) ..................   $  2,098,078     (2,695,277)
                                                                           ============   ===========


Significant  noncash   transaction:   In  January  1999,  the  Company  acquired
Partnership Card Services through the issuance of 854,042 shares of common stock with a market value of $20,070,000.

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R)(TSYS(R)) and its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), TSYS Total Solutions(R), Inc.(TSI), Columbus Productions, Inc.SM (CPI) and TSYS Canada, Inc.SM (TCI). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1999 annual report previously filed on Form 10-K.

     Certain reclassifications have been made to the 1999 financial statements to conform to the presentation adopted in 2000.


Note 2 - Supplementary Balance Sheet Information

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                          March 31, 2000       December 31, 1999
                                        -----------------    -------------------
     Contract acquisition costs, net    $    6,129,073     $          7,861,069
     Prepaid expenses                       12,439,919                9,709,740
     Other                                   8,255,726                7,600,519
                                        -----------------    -------------------
             Total                      $   26,824,718     $         25,171,328
                                        =================    ===================

     Significant components of other assets are summarized as follows:

                                           March 31, 2000      December 31, 1999
                                         -----------------    ------------------
     Contract acquisition costs, net    $   42,047,800     $          43,001,304
     Investments in joint ventures, net     38,027,535                35,101,217
     Other                                   4,287,599                 4,491,635
                                         -----------------    ------------------
             Total                      $   84,362,934     $          82,594,156
                                         =================    ==================

     Significant components of other current liabilities are summarized as follows:

                                          March 31, 2000       December 31, 1999
                                        -----------------    -------------------
     Customer postage deposits           $   16,255,098     $         14,913,211
     Transaction processing provisions        7,228,560                5,445,862
     Income taxes payable                    11,079,568                3,839,992
     Other                                   28,120,861               27,329,034
                                        -----------------    -------------------
             Total                       $   62,684,087     $         51,528,099
                                        =================    ===================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity. Total comprehensive income for the three months ended March 31, 2000 and 1999, is as follows:

                                          March 31, 2000        March 31, 1999
                                        -----------------    -------------------
     Net income                          $  20,657,241      $     12,948,568
     Other comprehensive income (loss):
       Foreign currency translation
        adjustments, net of tax                (60,330)             (104,893)
                                        -----------------    -------------------
        Comprehensive income             $  20,596,911      $     12,843,675
                                        =================    ===================

     The income tax effects allocated to and the cumulative balance of each component of other comprehensive loss are as follows:



                               Balance at December         Pretax                                 Balance at
                                    31, 1999               amount         Tax benefit           March 31, 2000
                             ------------------------ ----------------- ---------------- ---------------------------
Currency translation
    adjustment                         ($ 1,453,708)          (99,259)      38,929                ($1,514,038)
                             ======================== ================= ================ ===========================


Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standard No. 131 (SFAS 131). Through an online accounting and bankcard data processing system, Total System Services, Inc. provides card processing services to card-issuing institutions in the United States, Mexico, Canada, Honduras and the Caribbean. TSYS'
subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Transaction processing services account for approximately 85% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three months ended March 31, 2000 and 1999. One subsidiary, whose sole business activity is to provide programming support services to the parent company, was aggregated into transaction processing services. The remaining segments were aggregated into support services.

                                                      Transaction                   Support
Operating Segments                                processing services               services                   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
At March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $             454,790,792                 49,203,312      $           503,994,104
Intersegment eliminations                                   (37,514,784)                  (184,727)                 (37,699,511)
                                                -------------------------    -----------------------      -----------------------
Total assets                                  $             417,276,008                 49,018,585      $           466,294,593
                                                =========================    =======================      =======================

-------------------------------------------------------------------------    ----------------------------------------------------
At December 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $             445,504,370                 47,704,132      $           493,208,502
Intersegment eliminations                                   (35,704,897)                  (154,067)                 (35,858,964)
                                                -------------------------    -----------------------      -----------------------
Total assets                                  $             409,799,473                 47,550,065      $           457,349,538
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $             125,296,868                 21,225,740      $           146,522,608
Intersegment revenue                                            (83,434)                  (579,895)                    (663,329)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $             125,213,434                 20,645,845      $           145,859,279
                                                =========================    =======================      =======================
Equity in income of joint ventures            $               2,967,886                          -      $             2,967,886
                                                =========================    =======================      =======================
Segment operating income                      $              27,637,452                  2,887,688      $            30,525,140
                                                =========================    =======================      =======================
Income tax expense                            $               9,704,335                  1,121,005      $            10,825,340
                                                =========================    =======================      =======================
Net income                                    $              18,817,082                  1,840,159      $            20,657,241
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $             97,881,154                 17,956,877       $           115,838,031
Intersegment revenue                                          (127,631)                  (399,888)                     (527,519)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $             97,753,523                 17,556,989       $           115,310,512
                                                =========================    =======================      =======================
Equity in income of joint ventures            $              2,113,288                          -       $             2,113,288
                                                =========================    =======================      =======================
Segment operating income                      $             15,421,119                  3,820,553       $            19,241,672
                                                =========================    =======================      =======================
Income tax expense                            $              4,940,992                  1,441,363       $             6,382,355
                                                =========================    =======================      =======================
Net income                                    $             10,595,108                  2,353,460       $            12,948,568
                                                =========================    =======================      =======================


     The following geographic area data represent revenues for the three months ended March 31, 2000 and 1999, respectively, based on the geographic locations of customers. Substantially all property and equipment is located in the United States.

                               Three Months Ended March 31,
                        -------------------------------------------
                                2000                  1999
                         -------------------    ------------------
    United States        $      133,726,335           109,430,788
    Canada                        7,684,557             1,631,574
    Mexico                        3,809,347             4,035,896
    Other                           639,040               212,254
                          -------------------    ------------------
        Totals           $      145,859,279           115,310,512
                          ===================    ==================

     For the three months ended March 31, 2000 and 1999, four major customers accounted for approximately 48.1% and 44.4% of total revenues, respectively. One of these customers provided 15.7%, or $22.9 million, of total revenues for the three months ended March 31, 2000, and 18.8%, or $21.6 million, for the three months ended March 31, 1999. Another major customer accounted for 12.0%, or $17.5 million, of total revenues for the three months ended March 31, 2000, and 14.4%, or $16.6 million, of total revenues for the three months ended March 31, 1999. Two additional customers became major customers in 2000. The first new major customer accounted for 10.4%, or $15.2 million, of total revenues for the three months ended March 31, 2000, and 2.8%, or $3.2 million, for the three months ended March 31, 1999. The other new major customer accounted for 10.0%, or $14.6 million, of total revenues for the three months ended March 31, 2000, and 8.4%, or $9.6 million, for the three months ended March 31, 1999. Revenues from major customers for the periods reported are attributable to both reporting segments.

Note 5 - Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. This lawsuit seeks unspecified damages. Though settlement negotiations have occurred, these negotiations have to date not resulted in a definitive settlement agreement among the parties. TSYS is not in a position to determine its possible exposure, if any, as a result of the litigation.

Note 6 - Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     For TSYS, SFAS 133, as amended by SFAS 137, is effective January 1, 2001. On adoption, the provisions of SFAS 133 must be applied prospectively. TSYS is in the process of assessing the impact that SFAS 133 will have on its financial statements.

                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31:

                                  Percentage of             Percentage Change
                                  Total Revenues           in Dollar Amounts
                            ------------------------      ----------------------
                              2000           1999            2000 vs. 1999
                            --------       ---------      ----------------------
  Revenues:
    Bankcard data
     processing services     84.3%           83.3%              28.0%
    Other services           15.7            16.7               19.1
                           -------         -------
         Total revenues     100.0           100.0               26.5
                           -------         -------
   Expenses:
    Salaries and other
     personnel expense       39.0            42.0               17.4
    Net occupancy and
     equipment expense       26.7            28.4               19.2
    Other operating
      expenses               15.4            14.7               31.9
                           -------         -------
          Total operating
            expenses         81.1            85.1               20.5
                           -------         -------

    Equity in income
     of joint ventures        2.0             1.8               40.4
                           -------         -------

          Operating
           income            20.9            16.7               58.6

    Nonoperating income       0.7             0.1                 nm
                           -------         -------

          Income before
           income taxes      21.6            16.8               62.9

    Income taxes              7.4             5.6               69.6
                           -------         -------
         Net income          14.2%           11.2%              59.5%
                           =======         =======


nm = not meaningful

     Total revenues increased $30.5 million, or 26.5%, during the three months ended March 31, 2000, compared to the same period in 1999.

     Revenues from bankcard data processing services increased $26.9 million, or 28.0%, in the three months ended March 31, 2000, compared to the same period in 1999. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM(R). Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

     Average cardholder accounts on file for the three months ended March 31, 2000, were 209.4 million, which was an increase of approximately 59.8% over the average of 131.0 million for the same period in 1999. Cardholder accounts on file at March 31, 2000, were 209.5 million, a 36.4% increase over the 153.6 million accounts on file at March 31, 1999. The increase in cardholder accounts on file from March 1999 to March 2000 included net internal growth of existing customers of 5.1 million cardholder accounts and approximately 50.8 million accounts of new customers.

     The Company was processing 147.3 million accounts on TS2(R) at March 31, 2000, a 53.9% increase over the 95.7 million at March 31, 1999. The increase in TS2 accounts on file from March 1999 to March 2000 included net internal growth of existing customers of 1.4 million and approximately 50.2 million accounts of new customers.

     TSYS provides processing services to its clients to include processing debit, commercial, retail, stored value and consumer cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. The Company was processing 11.5 million commercial cards at the end of March 31, 2000, an increase of 23.1% compared to 9.3 million commercial cards at the end of March 31, 1999.

     The Company is the leading third-party processor of retail accounts. At March 31, 2000, TSYS was processing 90.8 million retail accounts, an increase of 111.9% over the 42.9 million retail accounts at March 31, 1999. The significant increase in the number of retail accounts is due to the completion of the conversions of the account portfolios for Sears and Nordstrom, which occurred during the second and third quarters of 1999.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 2000, four major customers accounted for approximately 48.1% of total revenues, compared to 44.4% for the three months ended March 31, 1999. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     Near the end of the first quarter of 1998, AT&T, a major customer of the Company, completed the sale of its Universal Card Services (UCS) to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. The deconversion of the consumer credit accounts occurred during May 2000; however, the Company will continue to receive contractually obligated minimum processing fees from UCS until August 1, 2000. TSYS' management believes that CITIBANK will not be a major customer for the year 2000. TSYS' management further believes that the loss of revenues from UCS for the months of August through December 2000, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company's financial condition or results of operations for the year ending December 31, 2000.

     In March 2000, the Company announced its intention to launch a new, wholly owned subsidiary, DotsConnect.com, Inc. (DotsConnect), to focus exclusively on the electronic payments (e-payments) market. DotsConnect will deliver premier e-payments software that allows buyers and sellers to conduct commerce electronically. The business of DotsConnect will focus on four areas: business-to-consumer financial services applications, Web hosting, business-to-business financial services applications, and electronic bill presentment and payment. DotsConnect will be headquartered in Columbus, Georgia, with an office in Atlanta, Georgia. DotsConnect commenced operations on May 1, 2000, with approximately 30 team members comprising the initial DotsConnect team.

     Revenues from other services increased $3.7 million, or 19.1%, in the first quarter of 2000, compared to the first quarter of 1999. Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. For the first three months of 1999, revenues from other services included a $1.4 million early termination fee.

     Total operating expenses increased 20.5% for the three months ended March 31, 2000, compared to the same period in 1999. The increases in operating expenses are attributable to increases in all expense categories as described below.

     Employment expenses increased $8.4 million, or 17.4%, for the three months ended March 31, 2000, compared to the same period in 1999. The change in employment expenses consists of increases of $11.4 million for the three months ending March 31, 2000, associated with the growth in the number of employees, normal salary increases and related benefits. This change was offset by $3.0 million invested in software development costs for the three months ending March 31, 2000. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed in 2000. The average number of employees in the first quarter of

2000 increased to 4,336, a 10.8% increase over the 3,915 in the same period of 1999. At April 30, 2000, TSYS had 4,296 full-time and 260 part-time employees.

     Net occupancy and equipment expense increased $6.3 million, or 19.2% for the three months ended March 31, 2000, over the same period in 1999. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 19.5% to $19.9 million in the first quarter of 2000, compared to $16.6 million in the same period of 1999. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. During 1999 and the first three months of 2000, the Company made investments in computer software licenses and hardware to accommodate increased volumes due to the expected growth in the number of accounts associated with new and existing customers.

     During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving the majority of its downtown employees to the facility. TSYS did not renew several leases at the end of September and sold two of its vacated buildings.

     Other operating expenses increased 31.9% for the three months ended March 31, 2000, compared to the same period in 1999. The growth in other operating expenses for 2000 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally; the establishment of an international office in London; increased transaction processing expenses associated with the increase in the volume of accounts processed, and amortization of increased contract acquisition costs. The conversions of Sears, Royal Bank and Canadian Tire Acceptance Limited, begun in March 1999 and completed early in the second quarter of 1999, contributed to the increase in amortization of contract acquisition costs.

     TSYS' share of income from its equity in joint ventures was $3.0 million and $2.1 million for the first quarters of 2000 and 1999, respectively. The increase is the result of Vital Processing Services L.L.C.'s (Vital) infrastructure costs impacting its operating results for the first quarter of 1999 and a decline in operating results from Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico). There remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest expense of $34,100 and $6,800 and interest income of $971,700 and $376,700 for the first quarters of 2000 and 1999, respectively. The increase in interest income for the three months ending March 31, 2000, as compared to the same period in 1999, was primarily the result of improved levels of cash available as a result of decreased outlays related to the purchase of equipment and software additions.

     Operating income increased 58.6% for the three months ended March 31, 2000, over the same period in 1999. The quarterly increase in operating income was enhanced by the achievement of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues.

     TSYS' effective income tax rate for the first quarter of 2000 was 34.4%, compared to 33.0% for the same period in 1999. Growth in pretax income at rates greater than the growth in federal and state tax credits is the cause for the increase in the Company's effective tax rate.

     Net income for the three months ended March 31, 2000, increased 59.5% to $20.7 million, or basic and diluted earnings per share of $.11, compared to $12.9 million, or basic and diluted earnings per share of $.07, for the same period in 1999. The Company expects its 2000 net income to exceed 1999 net income by at least 20 percent.


Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first three months of 2000 was $19.5 million, compared to $24.3 million in the same period of 1999. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, investment in contract acquisition costs, and the payment of cash dividends.

     During the first quarter of 2000, TSYS purchased property and equipment of $2.3 million compared to $4.2 million for the same period in 1999. Additions to computer software during the first quarter were $4.5 million compared to $10.2 million for the same period in 1999. Of the $4.5 million computer software additions made during the first quarter, $1.5 million was for purchased software and $3.0 million was for internally developed software compared to $6.8 million and $3.4 million, respectively, in the same period of 1999.

     In the first quarter of 2000, the Company did not make any investment in contract acquisition costs compared to $1.9 million in the first quarter of 1999. In the fourth quarter of 1999, the Company made a payment representing a contract acquisition investment of $10.0 million to a prospective client. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement is not executed by July 1, 2000.

     Dividends on common stock of $1.9 million were paid in the first quarters of 2000 and 1999, respectively. On April 13, 2000, the Company announced a 25% increase in its quarterly cash dividend from $0.01 to $0.0125. The cash dividend is payable on July 1, 2000, to shareholders of record on June 22, 2000.

     In October 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock from time to time and at various prices over the next 24 months. Shares repurchased could be utilized to fund TSYS' various stock option and other compensation arrangements or used for other purposes, including potential acquisitions. The maximum of 1.5 million shares represents approximately five percent of the shares of TSYS common stock held by shareholders other than TSYS' affiliates, including Synovus Financial Corp. The Company will use internally generated cash to fund the purchases. During the first quarter of 2000, the Company purchased 83,100 shares for $1.3 million. Since the plan was announced, the Company purchased 160,200 shares for $2.6 million.

     In 1997, construction was begun on a campus-type facility which now serves as the Company's corporate headquarters. The Company entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor purchased the land, paid for construction and development costs and leased the property to the Company. The lease provides for a substantial residual value guarantee, up to $81.4 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company.

     During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving the majority of its downtown employees to the facility. TSYS did not renew several leases at the end of September 1999 and sold two of its vacated buildings.

     In September 1999, Synovus Financial Corp. (Synovus) completed of the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services are being marketed under the name TSYS Total Debt Management, Inc. through the Company and its wholly owned subsidiary, TSI, for which the Company is compensated by Synovus through a management fee, beginning in January 2000.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.0:1. At March 31, 2000, TSYS had working capital of $96.2 million compared to $76.4 million at December 31, 1999.

Year 2000 Readiness Disclosure

     Many computer programs were written with a two-digit date field. If these programs were not made Year 2000 compliant, they would not be able to correctly process date information for the year 2000 and beyond. Remediation efforts went beyond the Company's internal computer systems and required coordination with customers, vendors, government entities and other third parties to assure that their systems and related interfaces were compliant. Failure to achieve timely remediation of the Company's critical programs and computer systems for Year 2000 would have had a material adverse effect on the Company's financial condition and results of operations.

     TSYS experienced a smooth transition in passing the century date changeover. TSYS did not experience any significant internal or external issues concerning Y2K, and all TSYS companies, systems, facilities and clients processed, and have continued to process, without incident since the date changeover. TSYS will continue to monitor Y2K issues by overseeing critical tasks during the year 2000. The TSYS Year 2000 Command Center and Command Posts remained staffed during the first quarter of 2000, but have since been disbanded. Heightened coverage of year-end 2000 processing is planned, and TSYS intends to maintain its reporting methods to evaluate any problems.

     TSYS' total cost for the Year 2000 Project amounted to approximately $17 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 Project and hardware/software costs related to testing. During the first quarter of 2000, TSYS incurred $1.0 million of direct costs associated with the Year 2000 Project.

Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. This lawsuit seeks unspecified damages. Though settlement negotiations have occurred, these negotiations have to date not resulted in a definitive settlement agreement among the parties. TSYS is not in a position to determine its possible exposure, if any, as a result of the litigation.

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

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

                  a)  Exhibits

                           (27) - Financial Data Schedule (for SEC use only)

                  b) Forms 8-K filed during the quarter ended March 31, 2000.

                    1. The report dated January 11, 2000, included the following important event:

                    On  January  11,   2000,   Total   System   Services,   Inc.
                    ("Registrant")   announced   earnings  for  the  year  ended
                    December 31, 1999.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TOTAL SYSTEM SERVICES, INC.


Date:  May 11, 2000                                by:  /s/ Richard W. Ussery
                                                      ------------------------
                                                      Richard W. Ussery
                                                      Chairman of the Board
                                                        and Chief Executive
                                                        Officer


Date:  May 11, 2000                                by:  /s/ James B. Lipham
                                                      ------------------------
                                                      James B. Lipham
                                                      Chief Financial Officer