Form 10-Q
period 2000-06-30
TOTAL SYSTEM SERVICES INC
filed 2000-08-14
CIK 721683

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    June 30, 2000
                              -------------------------------------------------


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  CLASS                                    OUTSTANDING AS OF    August 11, 2000
  ------------------------------           ------------------------------------
  Common Stock, $.10 par value                        194,783,770

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                        Page
                                                                       Number
                                                                     ----------
Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets (unaudited) - June 30, 2000
      and December 31, 1999  . . . . . . . . . . . . . . . . . . . . . . 3

    Consolidated Statements of Income (unaudited) - Three
      months and Six months ended June 30, 2000 and 1999 . . . . . . . . 4

    Consolidated Statements of Cash Flows (unaudited) - Six
     months ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . 6

    Notes to Consolidated Financial Statements (unaudited)   . . . . . . 7

  Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . 13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk. . 23

Part II. Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders . . . .  24

  Item 6.  (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . 25

           (b) Reports on Form 8-K  . . . . . . . . . . . . . . . . . . 25


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                           June 30,         December 31,
                                                                             2000               1999
----------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $89.9 million and $54.3 million
    on deposit with a related party at 2000 and 1999, respectively) .   $  93,621,835       54,903,107
  Accounts receivable, net of allowance for doubtful accounts of
    $1.7 million and $1.3 million at 2000 and 1999, respectively ....      98,992,409       99,601,498
  Prepaid expenses and other current assets .........................      27,405,856       25,171,328
                                                                        -------------    -------------
      Total current assets ..........................................     220,020,100      179,675,933
Property and equipment, less accumulated depreciation and
  amortization of $90.4 million and $82.9 million at 2000 and
  1999, respectively ................................................      93,770,883       96,254,657
Computer software, less accumulated amortization of
  $84.6 million and $72.3 million at 2000 and 1999, respectively ....     107,326,345       98,824,792
Deferred income tax assets ..........................................      10,096,071        9,422,203
Other assets ........................................................      75,452,603       82,594,156
                                                                        -------------    -------------
      Total assets ..................................................   $ 506,666,002      466,771,741
                                                                        =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ..................................................   $  10,656,723       15,267,979
  Accrued salaries and employee benefits ............................      26,781,343       36,421,238
  Current portion of long-term debt and obligations under
    capital leases ..................................................            --             44,520
  Other current liabilities (includes $2.1 and $1.9 million payable
     to related parties at 2000 and 1999, respectively) .............      63,648,680       51,528,099
                                                                        -------------    -------------
      Total current liabilities .....................................     101,086,746      103,261,836
Long-term debt and obligations under capital leases,
    excluding current portion .......................................            --            159,766
Deferred income tax liabilities .....................................      32,155,766       29,058,083
                                                                        -------------    -------------
      Total liabilities .............................................     133,242,512      132,479,685
                                                                        -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 195,079,087 issued at 2000 and 1999,
      respectively; 194,780,470 and 194,861,620 outstanding
at 2000 and 1999, respectively ......................................      19,507,909       19,507,909
Additional paid-in capital ..........................................       6,446,200        6,442,300
  Accumulated other comprehensive loss ..............................      (1,620,259)      (1,453,708)
Treasury stock ......................................................      (2,840,085)      (1,529,176)
  Retained earnings .................................................     351,929,725      311,324,731
                                                                        -------------    -------------
      Total shareholders' equity ....................................     373,423,490      334,292,056
                                                                        -------------    -------------
      Total liabilities and shareholders' equity ....................   $ 506,666,002      466,771,741
                                                                        =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                    Three months ended
                                                                                          June 30,
                                                                          -------------------------------------
                                                                                    2000               1999
---------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $10.7 million and $8.8 million
    from related parties for 2000 and 1999, respectively) ...................   $ 126,143,849      120,080,315
Other services (includes $1.8 million and $900,000 from related
  parties for 2000 and 1999, respectively ...................................      24,345,902       16,912,184
                                                                                -------------    -------------
      Total revenues ........................................................     150,489,751      136,992,499
                                                                                -------------    -------------

Expenses:
  Salaries and other personnel expense ......................................      56,795,298       52,495,655
  Net occupancy and equipment expense .......................................      40,835,124       36,711,298
  Other operating expenses (includes $1.7 million and $3.4 million to related
   parties for 2000 and 1999, respectively) .................................      21,344,156       23,144,255
                                                                                -------------    -------------
      Total expenses ........................................................     118,974,578      112,351,208
                                                                                -------------    -------------

Equity in income of joint ventures ..........................................       4,760,762        2,995,033
                                                                                -------------    -------------

      Operating income ......................................................      36,275,935       27,636,324
                                                                                -------------    -------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net .................................          (1,255)         (44,498)
  Interest income, net (includes $1,140,000 and $281,000 from a related
    party for 2000 and 1999, respectively) ..................................       1,125,474          404,032
                                                                                -------------    -------------
      Total nonoperating income .............................................       1,124,219          359,534
                                                                                -------------    -------------

      Income before income taxes ............................................      37,400,154       27,995,858

Income taxes ................................................................      13,069,572        9,559,997
                                                                                -------------    -------------

      Net income ............................................................   $  24,330,582       18,435,861
                                                                                =============    =============

      Basic earnings per share ..............................................   $         .12              .09
                                                                                =============    =============

      Diluted earnings per share ............................................   $         .12              .09
                                                                                =============    =============

Weighted average common shares outstanding ..................................     194,780,470      194,923,269

Increase due to assumed issuance of shares
    related to stock options outstanding ....................................         565,377          589,190
                                                                                -------------    -------------

Weighted average common and common
    equivalent shares outstanding ...........................................     195,345,847      195,512,459
                                                                                =============    =============

Cash dividends per common share .............................................   $       .0125            .0100
                                                                                =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                               Six months ended,
                                                                                    June 30,
                                                                    ---------------------------------------
                                                                             2000           1999
-----------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $20.7 million and
    $16.6 million from related parties for 2000 and 1999, respectively)   $249,099,008    216,158,911
Other services (includes $3.2 million and $2.7 million from related
  parties for 2000 and 1999, respectively .............................     47,250,023     36,144,100
                                                                          ------------   ------------
      Total revenues ..................................................    296,349,031    252,303,011
                                                                          ------------   ------------

Expenses:
  Salaries and other personnel expense ................................    113,693,364    100,963,735
  Net occupancy and equipment expense .................................     79,829,301     69,432,384
  Other operating expenses (includes $5.0 million and $6.5 million
    to related parties for 2000 and 1999, respectively) ...............     43,753,938     40,137,217
                                                                          ------------   ------------
      Total expenses ..................................................    237,276,603    210,533,336
                                                                          ------------   ------------

Equity in income of joint ventures ....................................      7,728,646      5,108,321
                                                                          ------------   ------------

      Operating income ................................................     66,801,074     46,877,996
                                                                          ------------   ------------

Nonoperating income:
  Gain (loss) on disposal of equipment, net ...........................         18,581       (325,114)
  Interest income, net (includes $1,918,000 and $534,000 from a related
    party for 2000 and 1999, respectively) ............................      2,063,080        773,899
                                                                          ------------   ------------
      Total nonoperating income .......................................      2,081,661        448,785
                                                                          ------------   ------------

      Income before income taxes ......................................     68,882,735     47,326,781

Income taxes ..........................................................     23,894,914     15,942,352
                                                                          ------------   ------------

      Net income ......................................................   $ 44,987,821     31,384,429
                                                                          ============   ============

      Basic earnings per share ........................................   $        .23            .16
                                                                          ============   ============

      Diluted earnings per share ......................................   $        .23            .16
                                                                          ============   ============

Weighted average common shares outstanding ............................    194,801,150    194,902,161

Increase due to assumed issuance of shares
    related to stock options outstanding ..............................        493,235        682,635
                                                                          ------------   ------------

Weighted average common and common
    equivalent shares outstanding .....................................    195,294,385    195,584,796
                                                                          ============   ============

Cash dividends per common share .......................................   $      .0225          .0200
                                                                          ============   ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

------------------------------------------------------------------------------------
                                                              Six months ended
                                                                  June 30,
                                                              --------------
                                                           2000              1999
------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income .......................................   $ 44,987,821      31,384,429
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures ...........     (7,728,646)     (5,108,321)
      Depreciation and amortization ................     24,912,581      24,467,608
      Provision for doubtful accounts ..............        581,793         334,000
      Deferred income tax expense (benefit) ........      2,423,815       2,644,378
      (Gain) loss on disposal of equipment, net ....        (18,581)        325,114
    (Increase) decrease in:
      Accounts receivable ..........................         27,296      (2,258,119)
      Prepaid expenses and other assets ............     (7,533,427)     (3,893,678)
    Increase (decrease) in:
      Accounts payable .............................     (4,611,256)      5,522,204
      Accrued expenses and other current liabilities      2,097,958       8,410,417
                                                        ------------   ------------
          Net cash provided by operating activities      55,139,354      61,828,032
                                                        ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment ...............     (5,366,351)     (8,426,335)
  Additions to computer software ...................    (20,782,440)    (30,060,703)
  Proceeds from disposal of equipment ..............         21,610          52,954
  Dividends received from joint ventures ...........      5,369,192       4,664,307
  Repayment of contract acquisition costs ..........     10,000,000            --
  Increase in contract acquisition costs ...........       (253,559)     (2,788,819)
                                                       ------------    ------------
          Net cash used in investing activities ....    (11,011,548)    (36,558,596)
                                                       ------------    ------------

Cash flows from financing activities:
  Purchase of common stock .........................     (1,313,916)           --
  Principal payments on long-term debt and
    capital lease obligations ......................       (204,286)        (29,861)
  Dividends paid on common stock ...................     (3,897,320)     (3,889,275)
  Proceeds from exercise of stock options ..........          6,444          93,100
                                                       ------------    ------------
          Net cash used in financing activities ....     (5,409,078)     (3,826,036)
                                                       ------------    ------------
          Net increase in cash and cash equivalents      38,718,728      21,443,400
Cash and cash equivalents at beginning of year .....     54,903,107       9,555,760
                                                       ------------    ------------
Cash and cash equivalents at end of year ...........   $ 93,621,835      30,999,160
                                                       ============    ============

Cash paid for interest (net of capitalized amounts)    $     37,735           1,316
                                                       ============    ============

Cash paid for income taxes (net of refunds received)   $ 21,348,993       8,896,843
                                                       ============    ============


Significant noncash transaction: The Company acquired Partnership Card Services through the issuance of 854,042 shares of common stock with a market value of $20,070,000 in January 1999.


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.[registered mark] (TSYS[registered mark]) and its wholly owned subsidiaries, Columbus Depot Equipment Company [service mark] (CDEC[service mark]), TSYS Total Solutions[registered mark], Inc., Inc.
(TSI), Columbus Productions, Inc.[service mark] (CPI), TSYS Canada, Inc.[service amrk] (TCI) and DotsConnect, Inc. (DotsConnect). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1999 annual report previously filed on Form 10-K.

     Certain reclassifications have been made to the 1999 financial statements to conform to the presentation adopted in 2000.


Note 2 - Supplementary Balance Sheet Information

Significant components of prepaid expenses and other current assets are summarized as follows:

                                   June 30, 2000           December 31, 1999
                                 ------------------     -----------------------
Contract acquisition costs, net  $    5,799,672         $         7,861,069
Prepaid expenses                     12,996,392                   9,709,740
Other                                 8,609,792                   7,600,519
                                 ------------------     -----------------------
  Total                          $   27,405,856         $        25,171,328
                                 ==================     =======================

     Significant components of other assets are summarized as follows:

                                   June 30, 2000           December 31, 1999
                                 ------------------     -----------------------
Contract acquisition costs, net  $   30,822,322         $        43,001,304
Equity investments, net              38,531,975                  35,951,632
Other                                 6,098,306                   3,641,220
                                 ------------------     -----------------------
  Total                          $   75,452,603         $        82,594,156
                                 ==================     =======================

     Significant components of other current liabilities are summarized as follows:

                                    June 30, 2000           December 31, 1999
                                  -------------------    ----------------------
Customer postage deposits         $   17,301,837         $       14,913,211
Transaction processing provisions      7,767,207                  5,445,862
Other                                 38,579,636                 31,169,026
                                  -------------------    ----------------------
  Total                           $   63,648,680         $       51,528,099
                                  ===================    ======================

Note 3 - Comprehensive Income (Loss)

     Comprehensive income (loss) for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity. Total comprehensive income for the three months ended June 30 is as follows:

                                        2000                       1999
                                  -----------------       ---------------------
Net income                        $   24,330,582          $       18,435,861
Other comprehensive income (loss):
Foreign currency translation
 adjustments, net of tax                (106,221)                    (66,749)
                                  -----------------       ---------------------
        Comprehensive income      $   24,224,361          $       18,369,112
                                  =================       =====================


     Total comprehensive income for the six months ended June 30 is as follows:

                                        2000                       1999
                                  -----------------       ---------------------
Net income                        $   44,987,821          $       31,384,429
Other comprehensive income (loss):
Foreign currency translation
 adjustments, net of tax                (166,551)                   (171,642)
                                  -----------------       ---------------------
        Comprehensive income      $   44,821,270          $       31,212,787
                                  =================       =====================

     The income tax effects allocated to and the cumulative balance of each component of other comprehensive loss are as follows:

                                           Balance at December   Pretax                        Balance at
                                               31, 1999          amount         Tax benefit    June 30, 2000
                                           ------------------- -----------     -------------   -------------
Currency translation
 adjustments ..............................   ($ 1,453,708)      (268,873)          102,322    ($1,620,259)
                                           =================== ============     =============   =============

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standard No. 131 (SFAS 131). Through an online accounting and bankcard data processing system, Total System Services, Inc. provides card processing and electronic commerce services to card-issuing institutions in the United States, Mexico, Canada, Honduras and the Caribbean. TSYS' subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Transaction processing services account for approximately 85% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three and six months ended June 30, 2000 and 1999. Two subsidiaries were aggregated into transaction processing services. One of these subsidiaries' sole business activity is to provide programming support services to the parent company. The other subsidiary provides electronic commerce activities previously performed by TSYS for its clients. The remaining segments were aggregated into support services.


                                                       Transaction                   Support
Operating Segments                                processing services               services                   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
At June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $             494,600,615                 52,733,207      $           547,333,822
Intersegment eliminations                                   (40,389,929)                  (277,891)                 (40,667,820)
                                                -------------------------    -----------------------      -----------------------
Total assets                                  $             454,210,686                 52,455,316      $           506,666,002
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $             454,926,573                 47,704,132      $           502,630,705
Intersegment eliminations                                   (35,704,897)                  (154,067)                 (35,858,964)
                                                -------------------------    -----------------------      -----------------------
Total assets                                  $             419,221,676                 47,550,065      $           466,771,741
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $             128,696,703                 22,495,562      $           151,192,265
Intersegment revenue                                           (175,888)                  (526,626)                    (702,514)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $             128,520,815                 21,968,936      $           150,489,751
                                                =========================    =======================      =======================
Equity in income of joint ventures            $               4,760,762                          -      $             4,760,762
                                                =========================    =======================      =======================
Segment operating income                      $              31,663,963                  4,611,972      $            36,275,935
                                                =========================    =======================      =======================
Income tax expense                            $              11,294,493                  1,775,079      $            13,069,572
                                                =========================    =======================      =======================
Net income                                    $              21,427,875                  2,902,707      $            24,330,582
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $            121,765,072                 15,782,884       $           137,547,956
Intersegment revenue                                          (101,587)                  (453,870)                     (555,457)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $            121,663,485                 15,329,014       $           136,992,499
                                                =========================    =======================      =======================
Equity in income of joint ventures            $              2,995,033                          -       $            2,995,033
                                                =========================    =======================      =======================
Segment operating income                      $             25,132,157                  2,504,167       $           27,636,324
                                                =========================    =======================      =======================

                                                      Transaction                   Support
Operating Segments                              processing services                 services                   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Income tax expense                            $              8,607,747                    952,250       $            9,559,997
                                                =========================    =======================      =======================
Net income                                    $             16,867,214                  1,568,647       $           18,435,861
                                                 ========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $             253,993,573                 43,721,300      $          297,714,873
Intersegment revenue                                           (259,321)                (1,106,521)                 (1,365,842)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $             253,734,252                 42,614,779      $          296,349,031
                                                =========================    =======================      =======================
Equity in income of joint ventures            $               7,728,646                          -      $            7,728,646
                                                =========================    =======================      =======================
Segment operating income                      $              59,301,417                  7,499,657      $           66,801,074
                                                =========================    =======================      =======================
Income tax expense                            $              20,998,829                  2,896,085      $           23,894,914
                                                =========================    =======================      =======================
Net income                                    $              40,244,960                  4,742,861      $           44,987,821
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $            219,646,226                 33,739,761       $          253,385,987
Intersegment revenue                                          (229,218)                  (853,758)                  (1,082,976)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $            219,417,008                 32,886,003       $          252,303,011
                                                =========================    =======================      =======================
Equity in income of joint ventures            $              5,108,321                          -       $            5,108,321
                                                =========================    =======================      =======================
Segment operating income                      $             40,553,276                  6,324,720       $           46,877,996
                                                =========================    =======================      =======================
Income tax expense                            $             13,548,739                  2,393,613       $           15,942,352
                                                =========================    =======================      =======================
Net income                                    $             27,462,322                  3,922,107       $           31,384,429
                                                =========================    =======================      =======================


     The following geographic area data represent revenues for the three and six months ended June 30, 2000 and 1999, respectively, based on the geographic locations of customers. Substantially all property and equipment is located in the United States.

                                     Three Months Ended June 30,                    Six Months Ended June 30,
    ---------------------      ----------------------------------------    ------------------------------------------
                                      2000                 1999                  2000                   1999
    ---------------------      -------------------   ------------------    ------------------    --------------------
    United States           $        138,002,750          127,506,523           271,729,086             236,937,311
    Canada*                            8,122,341            5,357,563            16,098,465               6,989,137
    Mexico                             3,993,549            3,926,675             7,802,896               7,962,571
    Other                                371,111              201,738               718,584                 413,992
    ---------------------      -------------------   ------------------    ------------------    --------------------
        Totals              $        150,489,751          136,992,499           296,349,031             252,303,011
                               ===================   ==================    ==================    ====================

*These revenues include those generated by the Caribbean accounts belonging to the Bank of Nova Scotia.

     For the three months ended June 30, 2000 and 1999, three major customers accounted for approximately 36.2% and 33.2% of total revenues, respectively. One of these customers (major customer one) provided 15.3%, or $23.0 million, of total revenues for the three months ended June 30, 2000, and 15.7%, or $21.6 million, for the three months ended June 30, 1999. Another major customer (major customer two) accounted for 10.7%, or $16.1 million, of total revenues for the three months ended June 30, 2000, and 8.3%, or $11.4 million, of total revenues for the three months ended June 30, 1999. The other major customer (major customer three) accounted for 10.2%, or $15.4 million, of total revenues for the three months ended June 30, 2000, and 9.2%, or $12.6 million, for the three months ended June 30, 1999. Revenues from major customers for the periods reported are attributable to both reporting segments.

     In 1999, TSYS had a customer that was a major customer (major customer four) that accounted for 12.4%, or $17.0 million, of total revenues for the three months ended June 30, 1999. Major customer four was not a major customer for the three months ended June 30, 2000.

     For the six months ended June 30, 2000 and 1999, the same four major customers accounted for approximately 47.1% and 45.0% of total revenues, respectively. Major customer one provided 15.5%, or $45.8 million, of total revenues for the six months ended June 30, 2000, and 17.1%, or $43.2 million, for the six months ended June 30, 1999. Major customer two accounted for 10.4%, or $30.7 million, of total revenues for the six months ended June 30, 2000, and 8.3%, or $21.0 million, of total revenues for the six months ended June 30, 1999.

     Major customer three accounted for 10.3%, or $30.5 million, of total revenues for the six months ended June 30, 2000, and 6.3%, or $15.8 million, for the six months ended June 30, 1999. Major customer four accounted for 10.9%, or $32.3 million, of total revenues for the six months ended June 30, 2000, and 13.3%, or $33.5 million, for the six months ended June 30, 1999. Revenues from major customers for the periods reported are attributable to both reporting segments.

Note 5 - Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. The parties have reached a settlement of this litigation in principle which is subject to, among other things, confirmatory due diligence to be conducted by the plaintiff's counsel, negotiation, finalization and execution of the necessary settlement documents, and court approval under Rule 23(e) of the Federal Rules of Civil Procedure. Payments by TSYS to settle the litigation are not expected to be material to TSYS' financial condition or results of operations, and management expects the settlement to be substantially covered by insurance.

Note 6 - Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     For TSYS, SFAS 133, as amended by SFAS 137 and SFAS 138, is effective January 1, 2001. On adoption, the provisions of SFAS 133 must be applied prospectively. TSYS is in the process of assessing the impact SFAS 133 will have on its financial statements.

Note 7 - Commitments and Contingencies

     In the fourth quarter of 1999, the Company made a payment representing a contract acquisition investment of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. The parent of the prospective client repaid the $10.0 million advance in June 2000 by obtaining a five-year loan. TSYS has agreed to guarantee the loan.

                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30:

                                                                   Percentage of               Percentage Change
                                                                  Total Revenues               in Dollar Amounts
                                                              ------------------------      ------------------------
                                                                2000             1999            2000 vs. 1999
                                                              --------         --------     ------------------------
         Revenues:
           Bankcard data processing services                     83.8   %        87.7   %            5.0  %
           Other services                                        16.2            12.3               44.0
                                                              --------         -------
              Total revenues                                    100.0           100.0                9.9
                                                              --------         -------

         Expenses:
           Salaries and other personnel expense                  37.7            38.3                8.2
           Net occupancy and equipment expense                   27.1            26.8               11.2
           Other operating expenses                              14.3            16.9               (7.8)
                                                              --------         -------
               Total expenses                                    79.1            82.0                5.9
                                                              --------         -------

         Equity in income of joint ventures                       3.2             2.2               59.0
                                                              --------         -------

               Operating income                                  24.1            20.2               31.3

         Nonoperating income                                      0.8             0.3                 nm
                                                              --------         -------

               Income before income taxes                        24.9            20.5               33.6

         Income taxes                                             8.7             7.0               36.7
                                                              --------         -------

         Net income                                              16.2   %        13.5   %           32.0  %
                                                              ========        =========


nm = not meaningful

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30:

                                                                   Percentage of               Percentage Change
                                                                  Total Revenues               in Dollar Amounts
                                                              -----------------------         ----------------------
                                                               2000              1999            2000 vs. 1999
                                                             -------            ------        ----------------------
         Revenues:
           Bankcard data processing services                     84.1   %        85.7   %           15.2  %
           Other services                                        15.9            14.3               30.7
                                                             ---------         -------
              Total revenues                                    100.0           100.0               17.5
                                                             ---------         -------

         Expenses:
           Salaries and other personnel expense                  38.4            40.0               12.6
           Net occupancy and equipment expense                   26.9            27.5               15.0
           Other operating expenses                              14.8            15.9                9.0
                                                             ---------         -------
               Total expenses                                    80.1            83.4               12.7
                                                             ---------         -------

         Equity in income of joint ventures                       2.6             2.0               51.3
                                                             ---------         -------

               Operating income                                  22.5            18.6               42.5

         Nonoperating income                                      0.7             0.1                 nm
                                                             ---------         -------

               Income before income taxes                        23.2            18.7               45.5

         Income taxes                                             8.0             6.3               49.9
                                                             ---------         -------

         Net income                                              15.2   %        12.4   %           43.3  %
                                                             ==========        =======


nm = not meaningful

     Total revenues increased $13.5 million, or 9.9%, and $44.0 million, or 17.5%, during the three months and six months ended June 30, 2000, respectively, compared to the same periods in 1999.

     Revenues from bankcard data processing services increased $6.1 million, or 5.0%, in the three months ended June 30, 2000, compared to the same period in 1999. During the six months ended June 30, 2000, revenues from bankcard data processing services increased $32.9 million, or 15.2%, compared to the same period in 1999. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM(R). Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

     Average cardholder accounts on file for the three months ended June 30, 2000, were 191.3 million, an increase of approximately 0.7% over the average of
189.9 million for the same period in 1999. For the first six months of 2000, average cardholder accounts were 200.4 million, a 24.9% increase over the 160.5 million average cardholder accounts on file for the same period last year. Cardholder accounts on file at June 30, 2000, were 181.4 million, a 5.5% decrease over the 192.0 million accounts on file at June 30, 1999. The change in the number of cardholder accounts on file from June 1999 to June 2000 included the deconversion of the 33.5 million consumer credit accounts of Universal Card Services, the decrease of 9.4 million accounts related to the deconversion of and/or purging of inactive accounts by other customers, internal growth of existing customers of 22.3 million cardholder accounts and approximately 10.0 million accounts of new customers.

     TSYS was processing 119.9 million accounts on TS2(R) at June 30, 2000, a 10.2% decrease over the 133.6 million at June 30, 1999. The change in TS2 accounts on file from June 1999 to June 2000 included the deconversion of the
33.5 million consumer credit accounts of Universal Card Services, net internal growth of existing customers of 10.1 million and approximately 9.7 million accounts of new customers.

     The Company provides services to its clients which include processing debit, commercial, retail, stored value and consumer cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. The Company was processing 12.2 million commercial cards at the end of June 30, 2000, an increase of 24.5% compared to 9.8 million commercial cards at the end of June 30, 1999.

     TSYS is the leading third-party processor of retail accounts. At June 30, 2000, the Company was processing 92.9 million retail accounts, an increase of 19.6% over the 77.7 million retail accounts at June 30, 1999. The significant increase in the number of retail accounts is due to the conversion of the account portfolio for Nordstrom, which occurred during the third quarter of 1999, and the growth in the account portfolios of Sears and Circuit City.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended June 30, 2000, three major customers accounted for approximately 36.2% of total revenues compared to 33.2% for the three months ended June 30, 1999. For the three months ended June 30, 1999, there was an additional major customer which accounted for 12.4% of total revenues. This customer was not a major customer for the three months ended June 30, 2000. For the six months ended June 30, 2000, four major customers accounted for approximately 47.1% of total revenues compared to 45.0% for the six months ended June 30, 1999. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     Near the end of the first quarter of 1998, AT&T, a major customer of the Company, completed the sale of its Universal Card Services (UCS) to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. The deconversion of the consumer credit accounts occurred during May 2000; however, the Company continued to receive contractually obligated minimum processing fees from UCS until August 1, 2000. TSYS' management believes that CITIBANK will not be a major customer for the year 2000. TSYS' management further believes that the loss of revenues from UCS for the months of August through December 2000, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company's financial condition or results of operations for the year ending December 31, 2000.

     In March 2000, the Company announced its intention to launch a new, wholly owned subsidiary, DotsConnect, Inc. (DotsConnect), to focus exclusively on the electronic payments (e-payments) market. DotsConnect will deliver premier e-payments software that allows buyers and sellers to conduct commerce electronically. The business of DotsConnect will focus on four areas: business-to-consumer financial services applications, Web hosting, business-to-business financial services applications, and electronic bill presentment and payment. DotsConnect is headquartered in Columbus, Georgia, with an office in Atlanta, Georgia. DotsConnect commenced operations on May 1, 2000, with approximately 30 team members comprising the initial DotsConnect team.

     Revenues from other services increased $7.4 million, or 44.0%, in the second quarter of 2000, compared to the second quarter of 1999. Revenues from other services for the first six months of 1999 increased $11.1 million, or 30.7%, compared to the same period last year. Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries.

     Total expenses increased 5.9% and 12.7% for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increases in operating expenses are attributable to increases in a majority of expense categories as described below.

     Employment expenses increased $4.3 million, or 8.2% for the three months ended June 30, 2000, compared to the same period in 1999. For the first six months of 2000, employment expenses increased $12.7 million, or 12.6%, compared to the same period in 1999. The change in employment expenses consists of increases of $5.2 million and $16.6 million for the three and six months ended June 30, 2000, respectively, associated with the growth in the number of employees, normal salary increases and related benefits. This change was offset by $900,000 and $3.9 million invested in software development costs and contract acquisition costs for the three and six months ending June 30, 2000, respectively. The majority of the software development costs related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed in 2000. The average number of employees in the second quarter of 2000 increased to 4,467, a 13.9% increase over the 3,921 in the same period of 1999. For the first six months of 2000, the average number of employees was 4,413, a 16.0% increase over the first six months of 1999. At July 31, 2000, TSYS had 4,377 full-time and 258 part-time employees.

     Net occupancy and equipment expense increased $4.1 million, or 11.2%, for the three months ended June 30, 2000, over the same period in 1999. For the six months ended June 30, 2000, net occupancy and equipment expense increased $10.4 million, or 15.0%, over the same period last year. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 4.7% to $20.8 million in the second quarter of 2000, compared to $19.8 million in the same period of 1999. During the first six months of 2000, equipment and software rentals increased 11.5% to $40.6 million compared to $36.4 million in the same period in 1999. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. During 1999 and the first six months of 2000, the Company made investments in computer software licenses and hardware to accommodate increased volumes due to the expected growth in the number of accounts associated with new and existing customers.

     During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving the majority of its downtown employees to the facility. TSYS did not renew several leases at the end of September and sold two of its vacated buildings.

     Other operating expenses decreased 7.8% and increased 9.0% for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The decrease in expenses for the quarter is the result of expense control and a decrease in management fees paid to Synovus Service Corp. (SSC) for human resource functions. TSYS assumed certain human resource responsibilities from SSC in 2000. The growth in other operating expenses for 2000 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally; the establishment of an international office in London; increased transaction processing expenses associated with the increase in the volume of accounts processed; and an increase in the amortization of contract acquisition costs. The conversions of Sears, Royal Bank and Canadian Tire Acceptance Limited, begun in March 1999 and completed early in the second quarter of 1999, contributed to the increase in amortization of contract acquisition costs.

     TSYS' share of income from its equity in joint ventures was $4.8 million and $3.0 million for the second quarters of 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the Company's equity in income of its joint ventures was $7.7 million and $5.1 million, respectively. The increase is the result of Vital Processing Services L.L.C.'s (Vital) infrastructure costs impacting its operating results in 1999 and an increase in operating results from Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico). There remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest income of $1,125,500 and no interest expense for the second quarter of 2000. During the second quarter of 1999, interest income, net, included interest income of $411,300 and interest expense of $7,300. For the six months ended June 30, 2000 and 1999, respectively, interest expense was $34,000 and $14,100, and interest income was $2,097,100 and $788,000. The increase in interest income for the six months ending June 30, 2000, as compared to the same period in 1999, was primarily the result of improved levels of cash available for investment as a result of decreased outlays related to the purchase of equipment and software additions and higher interest rates earned on short-term investments.

     Operating income increased 31.3% and 42.5% for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The increase in operating income was enhanced by the achievement of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues.

     TSYS' effective income tax rate for the second quarter of 2000 was 34.9%, compared to 34.1% for the same period in 1999. For the six months ended June 30, 2000, the effective tax rate was 34.7%, compared to 33.7% for the same period in 1999. Growth in pretax income at rates greater than the growth in federal and state tax credits is the cause for the increase in the Company's effective tax rate.

     Net income for the three months ended June 30, 2000, increased 32.0% to $24.3 million, or basic and diluted earnings per share of $.12, compared to $18.4 million, or basic and diluted earnings per share of $.09, for the same period in 1999. Net income for the first six months of 2000 increased 43.3% to $45.0 million, up from $31.4 million for the same period last year. Basic and diluted earnings per share for the first six months of 2000 increased to $.23, up from $.16 for the same period of 1999. The Company expects its 2000 net income to exceed 1999 net income by approximately 25 percent.


Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first six months of 2000 was $55.1 million, compared to $61.8 million in the same period of 1999. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, investment in contract acquisition costs, and the payment of cash dividends.

     During the second quarter of 2000, TSYS purchased property and equipment of $3.1 million for total purchases of $5.4 million for the first six months of 2000. Additions to computer software during the second quarter were $16.3 million, bringing the total additions for 2000 to $20.8 million. Of the $16.3 million computer software additions made during the second quarter, $15.6 million was for purchased software and $700,000 was for internally developed software, bringing the totals for the first six months of 2000 to $17.1 million for purchased software and $3.7 million for internally developed software.

     In the first half of 2000, the Company made investments in contract acquisition costs of $254,000 compared to $2.8 million in the first six months of 1999. In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. In June 2000, the parent of the prospective client repaid the $10.0 million advance by obtaining a five-year loan. TSYS has agreed to guarantee the loan.

     Dividends on common stock of $2.0 million were paid in the second quarter of 2000, bringing the total amount of dividends paid year to date to $3.9 million. On April 13, 2000, the Company announced a 25% increase in its quarterly cash dividend from $0.01 to $0.0125 per share. The cash dividend was paid on July 1, 2000, to shareholders of record on June 22, 2000.

     In October 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock from time to time and at various prices over the next 24 months. Shares repurchased could be utilized to fund TSYS' various stock option and other compensation arrangements or used for other purposes, including potential acquisitions. The maximum of 1.5 million shares represents approximately five percent of the shares of TSYS common stock held by shareholders other than TSYS' affiliates, including Synovus Financial Corp. The Company will use internally generated cash to fund the purchases. During the first half of 2000, the Company purchased 83,100 shares for $1.3 million. Since the plan was announced, the Company has purchased 160,200 shares for $2.6 million.

     In 1997, construction was begun on a campus-type facility which now serves as the Company's corporate headquarters. The Company entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor purchased the land, paid for construction and development costs and leased the property to the Company. The lease provides for a substantial residual value guarantee, up to $81.3 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company.

     During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving the majority of its downtown employees to the facility. TSYS did not renew several leases at the end of September 1999 and sold two of its vacated buildings.

     In July 2000, TSYS broke ground on a 32,000 square foot childcare facility which will be located on the northeast corner of the campus. The facility is expected to cost approximately $5.0 million and is scheduled to open during the third quarter of 2001.

     In September 1999, Synovus Financial Corp. (Synovus) completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services are being marketed under the name TSYS Total Debt Management, Inc. through the Company and its wholly owned subsidiary, TSI, for which Synovus paid TSYS a management fee of $876,500 for the six months ended June 30, 2000.

     In June 2000, Synovus announced the completion of the acquisition of ProCard, Inc., a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. Synovus' acquisition of ProCard offers TSYS the opportunity to further expand its services to ProCard's clients. ProCard's software solutions will be integrated into TSYS' processing solutions. The Company will assist in managing ProCard, for which the Company will be paid a management fee by Synovus.

     In the third quarter of 2000, TSYS signed a ten-year contract with The Royal Bank of Scotland Group plc (Royal Bank). In conjunction with the requirements of its contract, TSYS paid $37.8 million in contract acquisition costs to Royal Bank. In anticipation of the signing of a contract, TSYS entered into a forward exchange contract in June 2000. The contract provided for $20 million to be converted into British Pounds Sterling at a rate of 1.5187 any time between July 3, 2000 and September 29, 2000. TSYS is accounting for the forward exchange contract as a hedge under Financial Accounting Standards No. 52, "Foreign Currency Translation."

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.2:1. At June 30, 2000, TSYS had working capital of $118.9 million compared to $76.4 million at December 31, 1999.

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

     TSYS experienced a smooth transition in passing the century date changeover. TSYS did not experience any significant internal or external issues concerning Y2K, and all TSYS companies, systems, facilities and clients processed, and have continued to process, without incident since the date changeover. TSYS will continue to monitor Y2K issues by overseeing critical tasks during the year 2000. The TSYS Year 2000 Command Center and Command Posts remained staffed during the first quarter of 2000 but have since been disbanded. Heightened coverage of year-end 2000 processing is planned, and TSYS intends to maintain its reporting methods to evaluate any problems.

     TSYS' total cost for the Year 2000 Project amounted to approximately $17 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 Project and hardware/software costs related to testing. During the first quarter of 2000, TSYS incurred $1.0 million of direct costs associated with the Year 2000 Project.

Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. The parties have reached a settlement of this litigation in principle which is subject to, among other things, confirmatory due diligence to be conducted by the plaintiff's counsel, negotiation, finalization and execution of the necessary settlement documents, and court approval under Rule 23(e) of the Federal Rules of Civil Procedure. Payments by TSYS to settle the litigation are not expected to be material to TSYS' financial condition or results of operations and management expects the settlement to be substantially covered by insurance.

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under
- and retention of - current and future  processing  agreements  with customers;
(iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (vi) technological changes, particularly with respect to e-commerce; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (x) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) failure to successfully implement the Company's Year 2000 modification plans substantially as scheduled and budgeted; (xiv) lower than anticipated internal growth rates for existing customers; and (xv) the success of TSYS at managing the risks involved in the foregoing.

     Such  forward-looking  statements  speak  only  as of  the  date  on  which statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     The foreign currency financial statements of TSYS' Mexican joint venture and TSYS' wholly owned subsidiary with an operation in Canada are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' Mexican joint venture and the Canadian operation, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes in Mexico or Canada because TSYS believes that the use of such instruments would not be cost effective. TSYS' carrying value of its investment in its Mexican joint venture was approximately $7.3 million (U.S.) at June 30, 2000, and the carrying value of the assets of its Canadian operation was approximately $353,000 (U.S.) at June 30, 2000.

     In 1999, TSYS opened an office in the United Kingdom, which will serve as the headquarters for TSYS' European operations. During the second quarter of 2000, TSYS announced its intention to open a European data center in the U.K. TSYS has signed an agreement with VData Limited for data center services in Europe. The data center is expected to be operational by year-end 2000. To date, TSYS' activities in the United Kingdom have not been material.

     In conjunction with its contract with The Royal Bank of Scotland Group plc, TSYS entered into a forward exchange contract in June 2000. The contract provided for $20 million to be converted into British Pounds Sterling at a rate of 1.5187 any time between July 3, 2000 and September 29, 2000. TSYS has not used any other instruments to hedge its foreign exposure in the United Kingdom. In July 2000, the Company exercised the forward exchange contract.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

          Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 13, 2000. There were three proposals voted on at the meeting.

     Proposal I voted on at the meeting was the election of nine directors. Following is a tabulation of votes for each nominee:

                                                                        WITHHELD
                                                                       AUTHORITY
  NOMINEE                             VOTES FOR                         TO VOTE

  James H. Blanchard                 188,933,198                        112,594

  Richard Y. Bradley                 187,912,637                      1,133,155

  G. Wayne Clough                    188,932,429                        113,363

  Thomas G. Cousins                  188,932,814                        112,978

  Gardiner W. Garrard, Jr.           188,932,926                        112,866

  Sidney E. Harris                   188,932,149                        113,643

  John P. Illges, III                188,905,790                        140,002

  W. Walter Miller, Jr.              188,933,184                        112,608

  Rebecca K. Yarbrough               188,930,680                        115,112


     Proposal II voted on at the meeting was the proposal to approve the Synovus Financial Corp. 2000 Long-Term Incentive Plan. Following is a tabulation of votes:

                  For                         178,138,548
                  Against                       1,702,869
                  Abstain                       9,204,375

     Proposal III voted on at the meeting was the proposal to approve the Total System Services, Inc. 2000 Long-Term Incentive Plan. Following is a tabulation of votes:

                  For                         185,502,765
                  Against                       3,280,952
                  Abstain                         262,075

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

       a)  Exhibits

           (27) - Financial Data Schedule (for SEC use only)

       b) Forms 8-K filed since March 31, 2000.

           1. The report dated May 31, 2000, included the following important event:

                    On May 31, 2000, Total System Services, Inc. ("Registrant") announced the signing of a letter of intent with The Royal Bank of Scotland Group plc in connection with the negotiation of a definitive agreement for Registrant to process Royal Bank Group's seven million consumer and commercial card accounts for a ten-year period.

           2. The report dated July 5, 2000, included the following important event:

                    On July 5, 2000, Total System Services, Inc. ("Registrant") announced that it expects its 2000 net income to exceed its 1999 net income by 25% and expects its earnings per share to be $.44.

           3. The report dated August 9, 2000, included the following important event:

                    On   August   9,   2000,   Total   System   Services,   Inc.
                    ("Registrant") announced the signing of a definitive card processing agreement with The Royal Bank of Scotland Group plc for Registrant to process Royal Bank Group's seven million consumer and commercial card accounts for a ten-year period.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TOTAL SYSTEM SERVICES, INC.

Date:  August 11, 2000                             by:  /s/ Richard W. Ussery
                                                   ---------------------------
                                                   Richard W. Ussery
                                                   Chairman of the Board
                                                     and Chief Executive
                                                     Officer


Date:  August 11, 2000                             by:  /s/ James B. Lipham
                                                   ---------------------------
                                                   James B. Lipham
                                                   Chief Financial Officer