Form 10-Q
period 2000-09-30
TOTAL SYSTEM SERVICES INC
filed 2000-11-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           September 30, 2000
                              -------------------------------------------------


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                 OUTSTANDING AS OF November 13, 2000
-------------------------------         ------------------------------------
  Common Stock, $.10 par value                    194,781,170

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                          Page
                                                                         Number
                                                                        --------
Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets (unaudited) - September 30, 2000
      and December 31, 1999  ............................................   3

    Consolidated Statements of Income (unaudited) - Three
      months and Nine months ended September 30, 2000 and 1999 ..........   4

    Consolidated Statements of Cash Flows (unaudited) - Nine
      months ended September 30, 2000 and 1999 ..........................   6

    Notes to Consolidated Financial Statements (unaudited) ..............   7

  Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................  14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ....  25

Part II. Other Information

  Item 6.  (a) Exhibits ................................................   26

           (b) Reports on Form 8-K  ....................................   26


Signatures .............................................................   27

                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                         September 30,      December 31,
                                                                             2000               1999
----------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $83.5 million and $54.3 million
    on deposit with a related party at 2000 and 1999, respectively) .   $  91,819,710       54,903,107
  Accounts receivable, net of allowance for doubtful accounts of
    $2.7 million and $1.3 million at 2000 and 1999, respectively ....      96,529,702       99,601,498
  Prepaid expenses and other current assets .........................      24,603,217       25,171,328
                                                                        -------------    -------------
      Total current assets ..........................................     212,952,629      179,675,933
Property and equipment, less accumulated depreciation and
  amortization of $90.8 million and $82.9 million at 2000 and
  1999, respectively ................................................      95,891,673       96,254,657
Computer software, less accumulated amortization of
  $91.1 million and $72.3 million at 2000 and 1999, respectively ....     110,009,048       98,824,792
Deferred income tax assets ..........................................      10,915,647        9,422,203
Other assets ........................................................     115,559,454       82,594,156
                                                                        -------------    -------------
      Total assets ..................................................   $ 545,328,451      466,771,741
                                                                        =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ..................................................   $  12,966,885       15,267,979
  Accrued salaries and employee benefits ............................      42,597,627       36,421,238
  Current portion of long-term debt and obligations under
    capital leases ..................................................              --           44,520
  Other current liabilities (includes $2.1 and $1.9 million payable
     to related parties at 2000 and 1999, respectively) .............      63,451,187       51,528,099
                                                                        -------------    -------------
      Total current liabilities .....................................     119,015,699      103,261,836
Long-term debt and obligations under capital leases,
    excluding current portion .......................................              --          159,766
Deferred income tax liabilities .....................................      33,746,805       29,058,083
                                                                        -------------    -------------
      Total liabilities .............................................     152,762,504      132,479,685
                                                                        -------------    -------------

Minority interest in consolidated subsidiary ........................       2,566,569               --
                                                                        -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 195,079,087 issued at 2000 and 1999,
      respectively; 194,781,170 and 194,861,620 outstanding .........      19,507,909       19,507,909
  Additional paid-in capital ........................................       6,457,600        6,442,300
  Accumulated other comprehensive loss ..............................      (1,612,255)      (1,453,708)
  Treasury stock ....................................................      (2,915,345)      (1,529,176)
  Retained earnings .................................................     368,561,469      311,324,731
                                                                        -------------    -------------
      Total shareholders' equity ....................................     389,999,378      334,292,056
                                                                        -------------    -------------
      Total liabilities and shareholders' equity ....................   $ 545,328,451      466,771,741
                                                                        =============    =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                     Three months ended
                                                                                        September 30,
                                                                                --------------------------------
                                                                                     2000               1999
----------------------------------------------------------------------------------------------------------------
Revenues:
  Bankcard data processing services (includes $11.6 million and $10.6 million
    from related parties for 2000 and 1999, respectively) ...................   $ 126,251,382      118,682,592
  Other services (includes $1.8 million and $1.3 million from related
    parties for 2000 and 1999, respectively) ................................      22,707,215       19,144,629
                                                                                -------------    -------------
      Total revenues ........................................................     148,958,597      137,827,221
                                                                                -------------    -------------

Expenses:
  Salaries and other personnel expense ......................................      63,288,206       53,277,547
  Net occupancy and equipment expense .......................................      38,910,480       40,237,543
  Other operating expenses (includes $2.4 million and $3.6 million to related
   parties for 2000 and 1999, respectively) .................................      21,383,610       23,768,982
                                                                                -------------    -------------
      Total expenses ........................................................     123,582,296      117,284,072
                                                                                -------------    -------------

Equity in income of joint ventures ..........................................       3,290,956        3,337,868
                                                                                -------------    -------------

 Operating income ...........................................................      28,667,257       23,881,017
                                                                                -------------    -------------

Nonoperating income (expense):
  Gain (loss) on disposal of equipment, net .................................        (610,452)       1,071,433
  Interest income, net (includes $1.4 million and $483,000 from a related
    party for 2000 and 1999, respectively) ..................................       1,493,358          566,524
  Minority interest in consolidated subsidiary's net income .................         (42,319)            --
                                                                                -------------    -------------
      Total nonoperating income .............................................         840,587        1,637,957
                                                                                -------------    -------------

      Income before income taxes ............................................      29,507,844       25,518,974

Income taxes ................................................................      10,441,259        8,585,253
                                                                                -------------    -------------

      Net income ............................................................   $  19,066,585       16,933,721
                                                                                =============    =============

      Basic earnings per share ..............................................   $         .10              .09
                                                                                =============    =============

      Diluted earnings per share ............................................   $         .10              .09
                                                                                =============    =============

Weighted average common shares outstanding ..................................     194,781,635      194,935,906

Increase due to assumed issuance of shares
    related to stock options outstanding ....................................         484,536          406,304
                                                                                -------------    -------------

Weighted average common and common
    equivalent shares outstanding ...........................................     195,266,171      195,342,210
                                                                                =============    =============

Cash dividends per common share .............................................   $       .0125            .0100
                                                                                =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                        Nine months ended,
                                                                                          September 30,
                                                                                -------------------------------
                                                                                     2000             1999
---------------------------------------------------------------------------------------------------------------
Revenues:
  Bankcard data processing services (includes $32.3 million and
    $27.2 million from related parties for 2000 and 1999, respectively) .....   $ 375,350,392      334,841,503
  Other services (includes $5.0 million and $4.0 million from related
    parties for 2000 and 1999, respectively) ................................      69,957,237       55,288,729
                                                                                -------------    -------------
      Total revenues ........................................................     445,307,629      390,130,232
                                                                                -------------    -------------

Expenses:
  Salaries and other personnel expense ......................................     176,981,570      154,241,282
  Net occupancy and equipment expense .......................................     118,739,781      109,669,927
  Other operating expenses (includes $7.4 million and $10.1 million
    to related parties for 2000 and 1999, respectively) .....................      65,137,548       63,906,199
                                                                                -------------    -------------
      Total expenses ........................................................     360,858,899      327,817,408
                                                                                -------------    -------------

Equity in income of joint ventures ..........................................      11,019,602        8,446,189
                                                                                -------------    -------------

 Operating income ...........................................................      95,468,332       70,759,013
                                                                                -------------    -------------

Nonoperating income (expense):
  Gain (loss) on disposal of equipment, net .................................        (591,871)         746,319
  Interest income, net (includes $3.3 million and $1.0 million from a related
    party for 2000 and 1999, respectively) ..................................       3,556,438        1,340,423
  Minority interest in consolidated subsidiary's net income .................         (42,319)            --
                                                                                -------------    -------------
      Total nonoperating income .............................................       2,922,248        2,086,742
                                                                                -------------    -------------

      Income before income taxes ............................................      98,390,580       72,845,755

Income taxes ................................................................      34,336,172       24,527,605
                                                                                -------------    -------------

      Net income ............................................................   $  64,054,408       48,318,150
                                                                                =============    =============

      Basic earnings per share ..............................................   $         .33              .25
                                                                                =============    =============

      Diluted earnings per share ............................................   $         .33              .25
                                                                                =============    =============

Weighted average common shares outstanding ..................................     194,794,598      194,913,533

Increase due to assumed issuance of shares
    related to stock options outstanding ....................................         490,900          600,131
                                                                                -------------    -------------

Weighted average common and common
    equivalent shares outstanding ...........................................     195,285,498      195,513,664
                                                                                =============    =============

Cash dividends per common share .............................................   $       .0350            .0300
                                                                                =============    =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Nine months ended
--------------------------------------------------------------------------------------------------
                                                                          September 30,
--------------------------------------------------------------------------------------------------
                                                                        2000             1999
--------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income ..................................................   $  64,054,408       48,318,150
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in consolidated subsidiary's net income          42,319               --
      Equity in income of joint ventures ......................     (11,019,602)      (8,446,189)
      Depreciation and amortization ...........................      37,391,774       36,989,900
      Provision for doubtful accounts .........................       1,240,629          643,500
      Deferred income tax expense (benefit) ...................       3,195,328        4,894,704
      (Gain) loss on disposal of equipment, net ...............         591,871         (746,319)
    (Increase) decrease in:
      Accounts receivable .....................................       2,996,754      (27,503,232)
      Prepaid expenses and other assets .......................      (1,225,211)      (1,381,668)
    Increase (decrease) in:
      Accounts payable ........................................      (2,771,770)       8,324,412
      Accrued expenses and other current liabilities ..........      15,775,980       20,814,359
                                                                   -------------    -------------
          Net cash provided by operating activities ...........     110,272,480       81,907,617
                                                                   -------------    -------------

Cash flows from investing activities:
  Purchase of property and equipment ..........................     (11,846,500)     (12,986,403)
  Additions to computer software ..............................     (29,773,766)     (42,520,304)
  Proceeds from disposal of equipment .........................          27,898        4,390,451
  Cash acquired in acquisition of subsidiary ..................         623,364               --
  Dividends received from joint ventures ......................       5,369,192        4,664,307
  Refund of contract acquisition costs ........................      10,000,000               --
  Increase in contract acquisition costs ......................     (39,845,833)      (3,812,318)
                                                                   -------------    -------------
          Net cash used in investing activities ...............     (65,445,645)     (50,264,267)
                                                                   -------------    -------------

Cash flows from financing activities:
  Purchase of common stock ....................................      (1,397,963)              --
  Principal payments on long-term debt and
    capital lease obligations .................................        (204,286)         (29,861)
  Dividends paid on common stock ..............................      (6,332,071)      (5,838,620)
  Proceeds from exercise of stock options .....................          24,088           93,100
                                                                   -------------   -------------
          Net cash used in financing activities ...............      (7,910,232)      (5,775,381)
                                                                   -------------   -------------
          Net increase in cash and cash equivalents ...........      36,916,603       25,867,969
Cash and cash equivalents at beginning of year ................      54,903,107        9,555,760
                                                                   -------------   -------------
Cash and cash equivalents at end of year ......................   $  91,819,710       35,423,729
                                                                  =============    =============
Cash paid for interest (net of capitalized amounts) ...........   $      37,837            1,316
                                                                  =============    =============
Cash paid for income taxes (net of refunds received) ..........   $  33,841,211       19,357,501
                                                                  =============    =============


Significant noncash transaction: The Company acquired Partnership Card Services through the issuance of 854,042 shares of common stock with a market value of $20,070,000 in January 1999.

                               TOTAL SYSTEM SERVICES, INC.
                  Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R)); its wholly owned subsidiaries, Columbus Depot Equipment Company(SM) (CDEC(SM)), TSYS Total Solutions(R), Inc. (TSI), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TCI) and DotsConnect, Inc. (DotsConnect); and its majority owned foreign subsidiary, GP Network Corporation (GP Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 1999 annual report previously filed on Form 10-K.

     Certain reclassifications have been made to the 1999 financial statements to conform to the presentation adopted in 2000.


Note 2 - Supplementary Balance Sheet Information

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                    September 30, 2000        December 31, 1999
                                 ----------------------      -------------------
Contract acquisition costs, net  $           6,630,988       $       7,861,069
Prepaid expenses                            10,871,251               9,709,740
Other                                        7,100,978               7,600,519
                                         -------------           --------------
             Total               $          24,603,217       $      25,171,328
                                         ==============          ==============

     Significant components of other assets are summarized as follows:

                                     September 30, 2000       December 31, 1999
                                 ----------------------      -------------------
Contract acquisition costs, net  $          68,171,004       $      43,001,304
Equity investments, net                     41,191,813              35,951,632
Other                                        6,196,637               3,641,220
                                          -------------           -------------
             Total               $         115,559,454       $      82,594,156
                                          =============           =============

     Significant components of other current liabilities are summarized as follows:
                                     September 30, 2000       December 31, 1999
                                  ---------------------      -------------------
Customer postage deposits         $         16,718,213     $        14,913,211
Transaction processing provisions            7,892,456               5,445,862
Other                                       38,840,518              31,169,026
                                          -------------           -------------
             Total                $         63,451,187     $        51,528,099
                                          =============           =============

Note 3 - Comprehensive Income (Loss)

     Comprehensive income (loss) for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity. Total comprehensive income for the three months ended September 30 is as follows:

                                           2000                      1999
                                   --------------------     --------------------
Net income                         $        19,066,585    $          16,933,721
Other comprehensive income (loss):
  Foreign currency translation
   adjustments, net of tax                       8,004                  (44,340)
                                         --------------           --------------
Comprehensive income               $        19,074,589    $          16,889,381
                                         ==============           ==============

     Total comprehensive income for the nine months ended September 30 is as follows:
                                           2000                      1999
                                   --------------------     --------------------
Net income                         $        64,054,408    $          48,318,150
Other comprehensive income (loss):
  Foreign currency translation
   adjustments, net of tax                    (158,547)                (215,982)
                                         --------------           --------------
Comprehensive income               $        63,895,861    $          48,102,168
                                         ==============           ==============


     The income tax effects allocated to and the cumulative balance of each component of other comprehensive loss are as follows:

             Balance at December    Pretax                       Balance at
                 31, 1999           amount      Tax benefit  September 30, 2000
            --------------------  ----------   -----------  -------------------
Currency
 translation
 adjustments   ($ 1,453,708)      (222,863)        64,316       ($1,612,255)
             ===================  ==========   ===========   ================

Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standard No. 131 (SFAS 131). Through an online accounting and bankcard data processing system, Total System Services, Inc. provides card processing and electronic commerce services to card-issuing institutions in the United States, Mexico, Canada, Honduras and the Caribbean. TSYS' subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Transaction processing services account for approximately 85% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three and nine months ended September 30, 2000 and 1999. Three subsidiaries were aggregated into transaction processing services. One of these subsidiaries' sole business activity is to provide programming support services to the parent company. The other subsidiary provides electronic commerce activities previously performed by TSYS for its clients. The other transaction processing subsidiary serves as a payment gateway for more than 100,000 merchants in Japan. The remaining segments were aggregated into support services.

                                                      Transaction                   Support
Operating Segments                                processing services               services                   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
At September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------

Identifiable assets                           $           532,349,547                 55,027,413      $          587,376,960
Intersegment eliminations                                 (42,047,538)                      (971)                (42,048,509)
                                                -----------------------      --------------------      -----------------------
Total assets                                  $           490,302,009                 55,026,442      $          545,328,451
                                                =======================      ====================      =======================

--------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $           454,926,573                 47,704,132      $           502,630,705
Intersegment eliminations                                 (35,704,897)                  (154,067)                 (35,858,964)
                                                -------------------------    ---------------------      -----------------------
Total assets                                  $           419,221,676                 47,550,065      $           466,771,741
                                                =========================    =====================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $             128,878,631                 21,005,240      $         149,883,871
Intersegment revenue                                           (464,801)                  (460,473)                  (925,274)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $             128,413,830                 20,544,767      $         148,958,597
                                                =========================    =======================      =======================
Equity in income of joint ventures            $               3,290,956                          -      $           3,290,956
                                                =========================    =======================      =======================
Segment operating income                      $              26,048,780                  2,618,477      $          28,667,257
                                                =========================    =======================      =======================
Income taxes                                  $               9,421,906                  1,019,353      $          10,441,259
                                                =========================    =======================      =======================
Net income                                    $              17,379,106                  1,687,479      $          19,066,585
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $            121,054,134                 17,560,228       $         138,614,362
Intersegment revenue                                          (137,325)                  (649,816)                   (787,141)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $            120,916,809                 16,910,412       $         137,827,221
                                                =========================    =======================      =======================
Equity in income of joint ventures            $              3,337,868                          -       $            3,337,868
                                                =========================    =======================      =======================



                                                      Transaction                   Support
Operating Segments                                processing services               services                   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
At September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Segment operating income                      $             21,127,444                  2,753,573       $          23,881,017
                                                =========================    =======================      =======================
Income taxes                                  $              7,547,475                  1,037,778       $           8,585,253
                                                =========================    =======================      =======================
Net income                                    $             15,209,702                  1,724,019       $          16,933,721
                                                 ========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $            382,872,204                 64,726,541      $          447,598,745
Intersegment revenue                                          (724,122)                (1,566,994)                 (2,291,116)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $            382,148,082                 63,159,547      $          445,307,629
                                                =========================    =======================      =======================
Equity in income of joint ventures            $             11,019,602                          -      $           11,019,602
                                                =========================    =======================      =======================
Segment operating income                      $             85,350,197                 10,118,135      $           95,468,332
                                                =========================    =======================      =======================
Income taxes                                  $             30,420,735                  3,915,437      $           34,336,172
                                                =========================    =======================      =======================
Net income                                    $             57,624,066                  6,430,342      $           64,054,408
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $            340,700,367                 51,300,791       $         392,001,158
Intersegment revenue                                          (366,543)                (1,504,383)                 (1,870,926)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $            340,333,824                 49,796,408       $         390,130,232
                                                =========================    =======================      =======================
Equity in income of joint ventures            $              8,446,189                          -       $           8,446,189
                                                =========================    =======================      =======================
Segment operating income                      $             61,680,726                  9,078,287       $          70,759,013
                                                =========================    =======================      =======================
Income taxes                                  $             21,096,214                  3,431,391       $          24,527,605
                                                =========================    =======================      =======================
Net income                                    $             42,672,031                  5,646,119       $          48,318,150
                                                =========================    =======================      =======================



     The following geographic area data represent revenues for the three and nine months ended September 30, 2000 and 1999, respectively, based on the geographic locations of customers. Substantially all property and equipment is located in the United States.

                                Three Months Ended September 30,                 Nine Months Ended September 30,
    --------------------- ---------------------------------------------    --------------------------------------------
                                      2000                 1999                  2000                    1999
    ---------------------      -------------------   ------------------    ------------------    ----------------------

    United States           $        135,537,510          125,280,017           407,266,597               362,217,328
    Canada*                            8,401,414            8,178,254            24,499,879                15,167,391
    Mexico                             4,101,594            4,138,596            11,904,490                12,101,167
    Other                                918,079              230,354             1,636,663                   644,346
    ---------------------      -------------------   ------------------    ------------------    ----------------------
        Totals              $        148,958,597          137,827,221           445,307,629               390,130,232
    ---------------------      ===================   ==================    ==================    ======================


*These revenues include those generated from the Caribbean accounts owned by the Bank of Nova Scotia.

Major Customers

                                               Three Months Ended September 30,
---------------------------- -------------------------------------------------------------------------
Revenue                                     2000                                   1999
----------------------------      ----------------------------            ----------------------------

(Dollars in millions)                              % of Total                             % of Total
                                     Dollars         Revenues                Dollars        Revenues
----------------------------      ------------ ----------------           ------------- --------------
One                            $        23.0             15.5%          $         21.3            15.5%
Two                                     17.1             11.5                       na              na
Three                                   15.4             10.4                     14.4            10.5
Four                                      na               na                     17.9            13.0
                                  ------------ ----------------           ------------- ---------------
    Totals                     $        55.5             37.4%           $         53.6            39.0%
                                  ============ ================           ============= ===============

                                                 Nine Months Ended September 30,
-------------------------- -----------------------------------------------------------------------------
Revenue                                         2000                                  1999
----------------------------      ----------------------------------     -------------------------------
(Dollars in millions)                             % of Total                            % of Total
                                    Dollars         Revenues               Dollars        Revenues
----------------------------      ----------- ----------------            ------------ ---------------
One                            $       68.9             15.5%            $        64.5            16.5%
Two                                    47.8             10.7                        na              na
Three                                  46.0             10.3                        na              na
Four                                     na               na                      51.4            13.1
                                  ----------- ----------------            ------------ ---------------
    Totals                     $      162.7             36.5%            $       115.9            29.6%
                                  =========== ================            ============ ===============

na = not applicable.  Client represented less than 10% of total revenues.

     For the three months ended September 30, 2000 and 1999, the Company had three major customers. The three major customers for the quarter and nine months ended September 30, 2000 accounted for approximately 37.4% and 36.5% of total revenues, respectively. For the three months ended September 30, 1999, TSYS also had three major customers that accounted for 39.0%, or $53.6 million, of total revenues. For the nine months ended September 30, 1999, the Company had two major customers that accounted for 29.6% of total revenues, or $115.9 million.
Revenues from major customers for the periods reported are attributable to both reporting segments.

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


Notes to Unaudited Consolidated Financial Statements (continued)

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

Note 7 - Commitments and Contingencies

     In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000.
Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. The parent of the prospective client



Notes to Unaudited Consolidated Financial Statements (continued)

repaid the $10.0  million  advance in June 2000 by  obtaining a five-year  loan.
TSYS has agreed to guarantee the loan from a related party.

Note 8 - Acquisition

     During August 2000, TSYS announced that it had purchased an equity position in an established electronic payments company in Japan. The Company paid $4.7 million to acquire 51% of GP Net. The Company recorded $2.0 million as goodwill.
Because it acquired controlling interest, the Company is consolidating GP Net's financial statements. TSYS began consolidating GP Net's financial results as of September 1, 2000.

     The foreign currency financial statements of GP Net are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of GP Net, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income.

Note 9- Computer Software

     During 2000, the Company ceased development of two software projects. The projects were evaluated to determine their utilization in a new design plan that included expanded international functionality. Based on its review, the Company expensed $6.1 million of costs originally capitalized on those projects.



                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30:


                                                                Percentage of     Percentage Change
                                                                Total Revenues    in Dollar Amounts
                                                               -----------------  -----------------
                                                                 2000     1999     2000 vs. 1999
                                                                ------   ------   -----------------

Revenues:
  Bankcard data processing services .......................       84.8 %   86.1  %   6.4 %
  Other services ..........................................       15.2     13.9     18.6
                                                                ------   ------
     Total revenues .......................................      100.0    100.0      8.1
                                                                ------   ------
Expenses:
  Salaries and other personnel expense ....................       42.5     38.7     18.8
  Net occupancy and equipment expense .....................       26.1     29.2     (3.3)
  Other operating expenses ................................       14.4     17.2    (10.0)
                                                                ------   -------
      Total expenses ......................................       83.0     85.1      5.4
                                                                ------   -------
Equity in income of joint ventures ........................        2.2      2.4     (1.4)
                                                                ------   -------
      Operating income ....................................       19.2     17.3     20.0

Nonoperating income .......................................        0.6      1.2    (48.7)
                                                                ------   -------
      Income before income taxes ..........................       19.8     18.5     15.6

Income taxes ..............................................        7.0      6.2     21.6
                                                                ------   -------
Net income ................................................       12.8 %   12.3  %  12.6 %
                                                                ======   =======

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30:

                                                                Percentage of     Percentage Change
                                                                Total Revenues    in Dollar Amounts
                                                               -----------------  -----------------
                                                                 2000     1999     2000 vs. 1999
                                                                ------   ------   -----------------

Revenues:
  Bankcard data processing services .......................      84.3 %   85.8 %   12.1 %
  Other services ..........................................      15.7     14.2     26.5
                                                               ------   -------
     Total revenues .......................................     100.0    100.0     14.1
                                                               ------   -------
Expenses:
  Salaries and other personnel expense ....................      39.7     39.5     14.7
  Net occupancy and equipment expense .....................      26.7     28.1      8.3
  Other operating expenses ................................      14.6     16.4      1.9
                                                               ------   -------
      Total expenses ......................................      81.0     84.0     10.1
                                                               ------   -------
Equity in income of joint ventures ........................       2.4      2.2     30.5
                                                               ------   -------
      Operating income .....................................     21.4     18.2     34.9

Nonoperating income ........................................      0.7      0.5     40.0
                                                               ------   -------
      Income before income taxes ...........................     22.1     18.7     35.1

Income taxes ...............................................      7.7      6.3     40.0
                                                               ------   -------
Net income .................................................     14.4 %   12.4 %   32.6 %
                                                               ======   =======


     Total revenues increased $11.1 million, or 8.1%, and $55.2 million, or 14.1%, during the three months and nine months ended September 30, 2000, respectively, compared to the same periods in 1999.

     Revenues from bankcard data processing services increased $7.6 million, or 6.4%, in the three months ended September 30, 2000, compared to the same period in 1999. During the nine months ended September 30, 2000, revenues from bankcard data processing services increased $40.5 million, or 12.1%, compared to the same period in 1999. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

     The Company's revenues are also impacted by the use of value added products and services of TSYS' processing systems by clients. Value added products and services are optional features each client can choose to subscribe to in order to increase the financial performance of their portfolio. For the three months ended September 30, 2000 and 1999, value added products and services represented 12.5% and 11.2% of total revenues, respectively. Revenues from value added products and services were up 19.9%, or $3.1 million, for the three months ended September 30, 2000, compared to the same period in 1999. For the nine months ended September 30, 2000 and 1999, value added products and services represented 12.2% and 11.0% of total revenues, respectively. Revenues from value added products and services were up 26.4%, or $11.3 million, for the nine months ended September 30, 2000, compared to the same period in 1999.

     Average cardholder accounts on file for the three months ended September 30, 2000, were 184.6 million, a decrease of approximately 6.2% over the average of 196.9 million for the same period in 1999. For the first nine months of 2000, average cardholder accounts were 195.1 million, a 13.0% increase over the 172.6 million average cardholder accounts on file for the same period last year. Cardholder accounts on file at September 30, 2000, were 186.6 million, a 6.4% decrease compared to the 199.3 million accounts on file at September 30, 1999. The change in the number of cardholder accounts on file from September 1999 to September 2000 included a decrease of 36.4 million accounts related to the deconversion of and/or purging of inactive accounts by certain customers, offset by internal growth of existing customers of 22.1 million accounts and approximately 1.6 million accounts of new customers.

     The Company provides services to its clients including processing debit, commercial, retail, stored value and consumer cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Retail cards include private label and gift cards. Consumer cards include Visa and MasterCard bank and debit cards. The following table summarizes TSYS' accounts on file by portfolio type:

Accounts on File Types            Sept 30,       Sept 30,
(in millions)                      2000            1999            % Change
---------------------------    -------------    -----------    -----------------
Consumer                             85.6          103.4               (17.2)
Retail                               87.5           85.9                 1.8
Commercial                           13.5           10.0                35.2
---------------------------    -------------    -----------    -----------------
    Total                           186.6          199.3                (6.4)
---------------------------    =============    ===========

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS accounts on file by region:

Accounts on File by Region       Sept 30,       Sept 30,
(in millions)                     2000            1999            % Change
--------------------------     -------------    -----------    -----------------
Domestic                            169.6          184.0                (7.8)
Foreign                              17.0           15.3                11.2
--------------------------     -------------    -----------    -----------------
   Total                            186.6          199.3                (6.4)
--------------------------     =============    ===========

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended September 30, 2000 and 1999, the Company had three major customers. The three major customers for the quarter and nine months ended September 30, 2000, accounted for approximately 37.4% and 36.5% of total revenues, respectively. For the three months ended September 30, 1999, TSYS also had three major customers that accounted for 39.0%, or $53.6 million, of total revenues. For the nine months ended September 30, 1999, the Company had two major customers that accounted for 29.6% of total revenues, or $115.9 million. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

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

     In August 2000, the Company announced that it had entered the Asian card market by purchasing a controlling equity interest in GP Network Corporation (GP
Net), an established
electronics payment company for more than 100,000 merchants in Japan. TSYS also announced the opening of a Japanese office to facilitate its marketing of processing services for card-issuing financial institutions and retailers. GP Net's revenues are included in bankcard processing revenues.

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services increased $3.6 million, or 18.6%, in the third quarter of 2000, compared to the third quarter of 1999. Revenues from other services for the first nine months of 1999 increased $14.7 million, or 26.5%, compared to the same period last year. The majority of the revenues from other services are generated by TSYS Total Solutions, Inc. (TSI). Revenues for the three months ended September 30, 2000, for TSI have increased 38.2% compared to the same period last year. Revenues for the nine months ended September 30, 2000, for TSI have increased 36.9% compared to the same period last year.

     Total expenses increased 5.4% and 10.1% for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increases in operating expenses are attributable to increases in a majority of expense categories as described below.

     Employment expenses increased $10.0 million, or 18.8% for the three months ended September 30, 2000, compared to the same period in 1999. For the first nine months of 2000, employment expenses increased $22.7 million, or 14.7%, compared to the same period in 1999. The change in employment expenses consists of increases of $13.0 million and $29.6 million for the three and nine months ended September 30, 2000, respectively, associated with the growth in the number of employees, normal salary increases and related benefits. This change was offset by $3.0 million and $6.9 million invested in software development costs and contract acquisition costs for the three and nine months ending September 30, 2000, respectively. The majority of the software development costs related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed in 2001. The average number of employees in the third quarter of 2000 increased to 4,512, a 10.6% increase over the 4,081 in the same period of 1999. For the first nine months of 2000, the average number of employees was 4,490, a 14.0% increase over the first nine months of 1999. At October 31, 2000, TSYS had 4,459 full-time and 222 part-time employees.

     Net occupancy and equipment expense decreased $1.3 million, or 3.3%, for the three months ended September 30, 2000, over the same period in 1999. For the nine months ended September 30, 2000, net occupancy and equipment expense increased $9.1 million, or 8.3%, over the same period last year. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, decreased 15.2% to $18.1 million in the third quarter of 2000, compared to $21.4 million in the same period of 1999. During the first nine months of 2000, equipment and software rentals increased 1.6% to $58.8 million, compared to $57.8 million in the same period in 1999, as a result of significant cost controls and improved productivity. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases.

     During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and completed moving its downtown employees to the facility. TSYS did not renew several leases at the end of September 1999 and sold two of its vacated buildings. The Campus has allowed TSYS to consolidate several locations into one facility to improve efficiencies.

     Other operating expenses decreased 10.0% and increased 1.9% for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The decrease in expenses for the quarter is the result of expense control and a decrease in management fees paid to Synovus Service Corp. for human resource functions which TSYS assumed in 2000. The growth in other operating expenses for 2000 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally; the establishment of international offices and a data processing center in the UK; increased transaction processing expenses associated with the increase in the volume of accounts processed; and an increase in the amortization of contract acquisition costs. The conversions of Sears, Royal Bank and Canadian Tire Acceptance Limited, begun in March 1999 and completed early in the second quarter of 1999, contributed to the increase in amortization of contract acquisition costs.

     TSYS' share of income from its equity in joint ventures was $3.3 million for each of the third quarters of 2000 and 1999. For the nine months ended September 30, 2000 and 1999, the Company's equity in income of its joint ventures was $11.0 million and $8.4 million, respectively. The increase is the result of Vital Processing Services L.L.C.'s (Vital) infrastructure costs impacting its operating results in 1999 and an increase in operating results from Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico). There remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest income of $1,493,358 and no interest expense for the third quarter of 2000. During the third quarter of 1999, interest income, net, included interest income of $572,200 and interest expense of $5,700. For the nine months ended September 30, 2000 and 1999, respectively, interest expense was $34,100 and $19,700, and interest income was $3,590,500 and $1,360,100. The increase in interest income for the nine months ending September 30, 2000, as compared to the same period in 1999, was primarily the result of improved levels of cash available for investment as a result of increased revenues as well as decreased outlays related to the purchase of equipment and software additions and higher interest rates earned on short-term investments.

     Operating income increased 20.0% and 34.9% for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increase in operating income was enhanced by the achievement of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues.

     TSYS' effective income tax rate for the third quarter of 2000 was 35.4%, compared to 33.6% for the same period in 1999. For the nine months ended September 30, 2000, the effective tax rate was 34.9%, compared to 33.7% for the same period in 1999. The increase in the Company's effective tax rate is primarily a result of federal and state tax credits being relatively fixed in amount, year over year, while pretax income is growing.

     Net income for the three months ended September 30, 2000, increased 12.6% to $19.1 million, or basic and diluted earnings per share of $.10, compared to $16.9 million, or basic and diluted earnings per share of $.09, for the same period in 1999. Net income for the first nine months of 2000 increased 32.6% to $64.1 million, up from $48.3 million for the same period last year. Basic and diluted earnings per share for the first nine months of 2000 increased to $.33, up from $.25 for the same period of 1999. The Company expects its 2000 net income to exceed 1999 net income by approximately 25 percent. TSYS announced that it expects its 2001 net income to exceed its estimated 2000 net income by approximately 20 percent. This anticipated increase in net income is based in part upon the following assumptions: a 10-12% internal growth rate for existing Visa and MasterCard consumer card clients; an approximately 50% increase in international revenues on an annualized basis; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings, including stored value and e-commerce; and increasing the total cardholder base to approximately 222 million accounts. The Company also expects to grow its net income by 20-25% each year for the years 2002 and 2003.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities in the first nine months of 2000 was $110.3 million, compared to $81.9 million in the same period of 1999. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, investment in contract acquisition costs, and the payment of cash dividends.

     During the third quarter of 2000, TSYS purchased property and equipment of $6.4 million, bringing the total purchases for the first nine months of 2000 to $11.8 million. Additions to computer software during the third quarter were $9.0 million, bringing the total additions for 2000 to $29.8 million. Of the $9.0 million computer software additions made during the third quarter, $6.5 million was for purchased software and $2.5 million was for internally developed software, bringing the totals for the first nine months of 2000 to $23.6 million for purchased software and $6.2 million for internally developed software.

     In the first nine months of 2000, the Company made investments in contract acquisition costs of $39.8 million compared to $3.8 million in the first nine months of 1999. In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. In June 2000, the parent of the prospective client repaid the $10.0 million advance by obtaining a five-year loan. TSYS has agreed to guarantee the loan from a related party.

     Dividends on common stock of $2.4 million were paid in the third quarter of 2000, bringing the total amount of dividends paid year to date to $6.3 million. On April 13, 2000, the Company announced a 25% increase in its quarterly cash dividend from $0.01 to $0.0125 per share. The cash dividend was paid on July 1, 2000, to shareholders of record on June 22, 2000.

     In October 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock from time to time and at various prices over the next 24 months. Shares repurchased could be utilized to fund TSYS' various stock option and other compensation arrangements or used for other purposes, including potential acquisitions. The maximum of 1.5 million shares represents approximately five percent of the shares of TSYS common stock held by shareholders other than TSYS' affiliates, including Synovus Financial Corp. The Company will use internally generated cash to fund the purchases. During the first nine months of 2000, the Company purchased 88,100 shares for $1.4 million. Since the plan was announced, the Company has purchased 165,200 shares for $2.7 million.

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

     During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving its downtown employees to the facility. TSYS did not renew several leases at the end of September 1999 and sold two of its vacated buildings.

     In July 2000, TSYS broke ground on a 32,000 square foot childcare facility which will be located on the northeast corner of the campus. The facility is expected to cost approximately $5.0 million and is scheduled to open during the third quarter of 2001.

     In September 1999, Synovus Financial Corp. (Synovus) completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services are being marketed under the name TSYS Total Debt Management, Inc. through the Company and its wholly owned subsidiary, TSI, for which Synovus paid TSYS a management fee of $1.3 million for the nine months ended September 30, 2000.

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

     In the third quarter of 2000, TSYS signed a ten-year contract with The Royal Bank of Scotland Group plc (Royal Bank). In conjunction with the requirements of its contract, TSYS paid $37.8 million in contract acquisition costs to Royal Bank. In anticipation of the signing of a contract, TSYS entered into a forward exchange contract in June 2000 which provided for $20 million to be converted into British Pounds Sterling at a rate of 1.5187 any time between July 3, 2000 and September 29, 2000. In July 2000, TSYS exercised the forward exchange contract. TSYS accounted for the forward exchange contract as a hedge under Financial Accounting Standards No. 52, "Foreign Currency Translation."

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With its entrance into the Asian card processing market, TSYS will begin modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." TSYS is in the planning stages of the double byte project. Management expects to spend $10-15 million on the project.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.8:1. At September 30, 2000, TSYS had working capital of $93.9 million compared to $76.4 million at December 31, 1999.

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

     TSYS experienced a smooth transition in passing the century date changeover. TSYS did not experience any significant internal or external issues concerning Y2K, and all TSYS companies, systems, facilities and clients processed have continued to process, without incident, since the date changeover. TSYS will continue to monitor Y2K issues by overseeing critical tasks during the year 2000. The TSYS Year 2000 Command Center and Command Posts remained staffed during the first quarter of 2000 but have since been disbanded. Heightened coverage of year-end 2000 processing is planned, and TSYS intends to maintain its reporting methods to evaluate any problems.

     TSYS' total cost for the Year 2000 Project amounted to approximately $17 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 Project and hardware/software costs related to testing. During the first quarter of 2000, TSYS incurred $1.0 million of direct costs associated with the Year 2000 Project.

Euro Conversion Readiness Disclosure

     The Company has announced the signing of The Royal Bank of Scotland Group, plc as a processing client for 2001. The United Kingdom is not a "participating country" with respect to January 1, 1999, "Euro" currency conversion and it currently is not known when or if the United Kingdom will elect to convert to the Euro. Nonetheless as of October 2000, TSYS' TS2 processing system is capable of processing Euro-denominated transactions and is now in the client acceptance testing mode. TSYS' costs in connection with the Euro conversion were not material.

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and relevant foreign economies; (ii) the Company's performance under
- and retention of - current and future  processing  agreements  with customers;
(iii) inflation, interest rate and foreign exchange rate fluctuations; (iv) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (v) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (vi) technological changes, particularly with respect to e-commerce; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (x) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xi) changes in TSYS' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii); lower than anticipated internal growth rates for existing customers; and (xiv) the success of TSYS at managing the risks involved in the foregoing.

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

                          TOTAL SYSTEM SERVICES, INC.
      Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     The foreign currency financial statements of TSYS' Mexican joint venture and TSYS' wholly owned subsidiary with an operation in Canada are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' Mexican joint venture and the Canadian operation, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes in Mexico or Canada because TSYS believes that the use of such instruments would not be cost effective. TSYS' carrying value of its investment in its Mexican joint venture was approximately $8.0 million (U.S.) at September 30, 2000, and the carrying value of the assets of its Canadian operation was approximately $387,000 (U.S.) at September 30, 2000.

     In 1999, TSYS opened an office in the United Kingdom, which will serve as the headquarters for TSYS' European operations. During the second quarter of 2000, TSYS announced its intention to open a European data center in the UK. TSYS has signed an agreement with VData Limited for data center services in Europe. The data center is expected to be operational by year-end 2000.

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

     In August 2000, TSYS opened an office in Japan, which will serve as a base to expand its card-issuing services to financial institutions and retailers in Asia. During August 2000, the Company announced that it had purchased a controlling equity interest in GP Network Corporation (GP Net), an established electronics payment company for more than 100,000 merchants in Japan. To date, TSYS' activities in Japan have not been material.

     The foreign currency financial statements of GP Net are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of GP Net, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income.

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information

   Item 6 - Exhibits and Reports on Form 8-K

          a)  Exhibits

             (27) - Financial Data Schedule (for SEC use only)

          b) Forms 8-K filed since the second quarter 2000 10-Q.

              1. The report dated October 18, 2000, included the following important event:

                    On  October  18,   2000,   Total   System   Services,   Inc.
                    ("Registrant") issued a press release with respect to its third quarter 2000 earnings.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TOTAL SYSTEM SERVICES, INC.

Date:  November 13, 2000                            by:  /s/ Richard W. Ussery
                                                    ----------------------------
                                                    Richard W. Ussery
                                                    Chairman of the Board
                                                     and Chief Executive
                                                     Officer


Date:  November 13, 2000                            by:  /s/ James B. Lipham
                                                    ----------------------------
                                                    James B. Lipham
                                                    Chief Financial Officer