Form 10-K
period 2000-12-31
TOTAL SYSTEM SERVICES INC
filed 2001-03-21
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 2000 or

[ ]      Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to         .
                                                             -----    --------

Commission file number     1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

 Georgia                                                58-1493818
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1600 First Avenue
Columbus, Georgia                                               31901
(Address of principal executive offices)                      (Zip Code)
(Registrant's telephone number, including area code)          (706) 649-2204

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 15, 2001, 194,761,020 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding, and the aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by non-affiliates was approximately $807,241,000 (based upon the closing per share price of such stock on said date.)

         Portions of the 2000 Annual Report to Shareholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 9, 2001 are incorporated in Part III of this report.

                Registrant's Documents Incorporated by Reference

                                             Part Number and Item
Document Incorporated                        Number of Form 10-K
by Reference                                 Into Which Incorporated
----------------------                       ------------------------

Pages 20 through 25, 30 and 33,              Part I, Item 1, Business
and 37 through 40 of
Registrant's 2000 Annual Report to
Shareholders

Pages 30 through 33, and 37 and 38           Part I, Item 2, Properties
of Registrant's 2000 Annual
Report to Shareholders

Pages 37 and 38 of Registrant's 2000         Part I, Item 3, Legal
Annual Report to Shareholders                Proceedings

Page 43 of Registrant's 2000                 Part II, Item 5, Market
Annual Report to Shareholders                for Registrant's Common
                                             Equity and Related Stockholder
                                             Matters

Page 19 of Registrant's 2000                 Part II, Item 6, Selected
Annual Report to Shareholders                Financial Data

Pages 20 through 25 of Registrant's          Part II, Item 7, Management's
2000 Annual Report to Shareholders           Discussion and Analysis of
                                             Financial Condition and
                                             Results of Operations

Pages 26 through 41, and 43                  Part II, Item 8, Financial
of Registrant's 2000 Annual                  Statements and Supplementary
Report to Shareholders                       Data

Pages 3 and 4, 7 and 24                      Part III, Item 10,
of Registrant's Proxy Statement in           Directors and Executive
connection with the Annual Meeting           Officers of the Registrant
of Shareholders to be held
on April 19, 2001

Page 7, pages 14 through 16, and 20          Part III, Item 11,
of Registrant's Proxy Statement              Executive Compensation
in connection with the Annual Meeting
of Shareholders to be held on
April 19, 2001

Pages 8 and 9, 21 and 22 of                  Part III, Item 12, Security
Registrant's Proxy Statement in connection   Ownership of Certain
with the Annual Meeting of Shareholders      Beneficial Owners and
to be held on April 19, 2001                 Management

Pages 20 and 21, 23 and 24                   Part III, Item 13,
of Registrant's Proxy Statement in           Certain Relationships
connection with the Annual Meeting           and Related Transactions
of Shareholders to be held on
April 19, 2001 and pages 31 and 32 of
Registrant's 2000 Annual Report to
Shareholders

Pages 26 through 41 of Registrant's          Part IV, Item 14, Exhibits,
2000 Annual Report to Shareholders           Financial Statement
                                             Schedules and Reports
                                             on Form 8-K

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
                    and Reports on Form 8-K

                                     PART I

Safe Harbor Statement

         Certain statements contained in this Annual Report on Form 10-K and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Total System Services, Inc. ("TSYS") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products, services or conversions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) lower than anticipated internal growth rates for TSYS' existing clients; (ii) TSYS' inability to control expenses and increase market share; (iii) TSYS' inability to successfully bring new products to market, including, but not limited to, stored value and e-commerce products; (iv) the inability of TSYS to grow its business through acquisitions; (v) TSYS' inability to increase the revenues derived from international sources; (vi) adverse developments with respect to entering into contracts with new clients and retaining current clients; (vii) the merger of TSYS clients with entities that are not TSYS clients; (viii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (ix) adverse developments with respect to the successful conversion of clients; (x) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xi) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (xii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xiii) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xiv) the costs and effects of litigation; (xv) adverse developments with respect to the credit card industry in general; and (xvi) overall market conditions.

         Such forward-looking statements speak only as of the date on which such statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 1.  Business

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Columbus Bank and Trust Company, TSYS is now one of the world's largest electronic payments processors of consumer credit, debit, commercial, stored value and retail cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides the electronic link between buyers and sellers with a comprehensive on-line system of data processing services servicing issuing institutions throughout the United States, Canada, Mexico, Honduras and the Caribbean, representing more than 195 million cardholder accounts on file as of December 31, 2000. TSYS will begin to offer its services to financial institutions in Europe in 2001 and currently offers merchant services to financial institutions and other organizations in Japan. TSYS also offers value added products and services, such as credit evaluation, fraud control and marketing, to support its core processing services. Synovus Financial Corp., a $14.9 billion asset, multi-financial services company, owns 80.8 percent of TSYS.

         TSYS has five wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) TSYS Total Solutions, Inc., which provides mail and correspondence processing services, teleservicing, data documentation capabilities, offset printing, customer service, collections and account solicitation services; (3) Columbus Productions, Inc., which provides full-service commercial printing and related services; (4) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; and (5) DotsConnect, Inc., which delivers e-payments software that allows buyers and sellers to conduct commerce electronically.

         TSYS also holds: (1) a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related processing services to Mexican banks; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic information services to financial and nonfinancial institutions and their merchant customers; and (3) a 53% equity interest in GP Network Corporation, a company which provides merchant processing services to financial institutions and retailers in Japan.

         The services provided by TSYS are divided into two operating segments, transaction processing services and support services. Transaction processing services, which includes the programming services provided by TSYS Canada, Inc., the electronic commerce services provided by DotsConnect, Inc. and the merchant processing services provided by GP Network Corporation, account for approximately 86% of TSYS' revenues. The support services provided by TSYS' other subsidiaries, including the equipment leasing services provided by Columbus Depot Equipment Company, the correspondence processing and other services provided by

TSYS Total Solutions, Inc. and the commercial printing services provided by Columbus Productions, Inc., are aggregated into the segment referred to as support services.

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

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2000, Bank of America Corporation, Providian Financial Corporation and Sears Roebuck & Co. accounted for approximately 15%, 11% and 10%, respectively, of TSYS' total revenues. As a result, the loss of Bank of America Corporation, Providian Financial Corporation or Sears Roebuck & Co., or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

         Competition. TSYS encounters vigorous competition in providing card processing services from several different sources. The national market in third party card processors is presently being provided by approximately seven vendors. TSYS believes that it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States. Based upon available market share data, TSYS estimates that at the end of 2000 it held a 25% share of the domestic consumer card processing market, an 87% share of the Visa and MasterCard domestic commercial card processing market, a 17% share of the domestic retail card processing market and a 2% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, TSYS also holds an approximately 42% market share of the Mexican card processing market and an approximately 20% market share of the Canadian card processing market.

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

         Regulation and Examination. TSYS is subject to being examined, and is indirectly regulated, by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the National Credit Union Administration, and the various state financial regulatory agencies which supervise and regulate the financial institutions for which TSYS provides bankcard data processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS' internal controls in connection with its present performance of bankcard data processing services, and the agreements pursuant to which TSYS provides such services.

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

         Employees. As of December 31, 2000, TSYS had 4,542 full-time employees.

         See the "Financial Review" Section on pages 20 through 25 and Note 1,
Note 4, Note 9, Note 11 and Note 12 of Notes to Consolidated Financial Statements on page 30, page 33, and pages 37 through 40 of TSYS' 2000 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

         TSYS entered into an operating lease for the purpose of financing its 540,000 square foot campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility serves as TSYS' corporate headquarters and houses administrative, client contact and programming team members. The campus facility consolidated most of TSYS' multiple Columbus locations.

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

         See Note 1, Note 2, Note 3, Note 4 and Note 9 of Notes to Consolidated Financial Statements on pages 30 through 33, and pages 37 and 38 of TSYS' 2000 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 3. Legal Proceedings

         See Note 9 of Notes to Consolidated Financial Statements on pages 37 and 38 of TSYS' 2000 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters

         The "Quarterly Financial Data, Stock Price, Dividend Information Section" which is set forth on page 43 of TSYS' 2000 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 6. Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page 19 of TSYS' 2000 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Review" Section which is set forth on pages 20 through 25 of TSYS' 2000 Annual Report to Shareholders, which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," is specifically incorporated herein by reference.

Item 7A. Quantitative  and Qualitative Disclosures About Market Risk

         The foreign currency financial statements of TSYS' foreign operations in Mexico, Canada and Japan are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive loss. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes in Mexico, Canada or Japan because TSYS believes that the use of such instruments would not be cost effective. TSYS'carrying value of its investment in its Mexican joint venture was approximately $8.5 million (U.S.) at December 31, 2000, and the carrying value of the assets of its Canadian operation was approximately $354,100 (U.S.) at December 31, 2000.

         TSYS opened an office in the United Kingdom in 1999, which serves as the headquarters for its European operations. During 2000, TSYS purchased a building and machinery for approximately $13.0 million. TSYS signed a lease agreement in England for data center services. TSYS also signed The Royal Bank of Scotland Group plc and Allied Irish Banks plc to process their respective portfolios beginning in 2001. Currently, TSYS does not use instruments to hedge its foreign exposure in the United Kingdom.

         TSYS acquired a controlling interest in an established electronic payments company in Japan, GP Network Corporation, for a total of $4.8 million. The carrying value of the assets of TSYS' operation in Japan was approximately $6.9 million (U.S.) at December 31, 2000.

         In addition, TSYS opened a branch office in Japan ("TSYS Japan") in an effort to expand its business in the Asia Pacific region. At December 31, 2000, the carrying value of TSYS' TSYS Japan operation was approximately $72,000 (U.S.) Currently, TSYS does not use instruments to hedge its foreign exposure in Japan.

         TSYS is also exposed to interest rate risk associated with the lease on its campus facilities. The payments under the operating lease arrangement are tied to the London Interbank Offered Rate ("LIBOR") and TSYS has evaluated the hypothetical change in the lease obligation held at December 31, 2000 due to changes in the LIBOR. The modeling technique used measured hypothetical changes in lease obligations arising from selected hypothetical changes in the LIBOR. Market changes reflected immediate hypothetical parallel shifts in the LIBOR curve of plus or minus 50 basis points, 100 basis points and 150 basis points over a 12-month period.

         TSYS does not have any long-term liabilities other than an accounts payable due in 2003 that is not material to TSYS' financial position.

Item 8. Financial Statements and Supplementary Data

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page 43, and the "Consolidated Balance Sheets, Consolidated Statements of Income,

Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity and Comprehensive Income, Notes to Consolidated Financial Statements and Report of Independent Auditors" Sections, which are set forth on pages 26 through 41 of TSYS' 2000 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The "ELECTION OF DIRECTORS" Section which is set forth on pages 3 and 4, the "EXECUTIVE OFFICERS" Section which is set forth on page 7, and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" Section which is set forth on page 24 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 19, 2001 are specifically incorporated herein by reference.

Item 11.  Executive Compensation

         The "DIRECTORS' COMPENSATION" Section which is set forth on page 7, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Change in Control Arrangements" Sections which are set forth on pages 14 through 16, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on page 20 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 19, 2001 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 8 and 9, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Stock by CB&T' Section which is set forth on page 21, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Synovus Stock Ownership of Directors and Management" Section which is set forth on pages 21 and 22 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 19, 2001 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on page 20, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF

SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Stock by CB&T" Section which is set forth on page 21, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on page 21, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Bankcard Data Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on pages 23 and 24 of TSYS' Proxy Statement in connection with the Annual Meeting of Shareholders of TSYS to be held on April 19, 2001 are specifically incorporated herein by reference.

         See also Note 2 of Notes to Consolidated Financial Statements on pages 31 and 32 of TSYS' 2000 Annual Report to Shareholders which is specifically incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of TSYS are specifically incorporated by reference from pages 26 through 41 of TSYS' 2000 Annual Report to Shareholders to Item 8, Part II, Financial Statements and Supplementary Data.

                  Consolidated Balance Sheets - December 31, 2000 and 1999.

                  Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

              2.  Index to Financial Statement Schedules

                  The following report of independent auditors and consolidated financial statement schedule of Total System Services, Inc. are included:

                  Report of Independent Auditors.

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2000, 1999 and 1998.

                  All other schedules are omitted because they are inapplicable or the required information is included in the Notes to Consolidated Financial Statements.

              3.  Exhibits

                  Exhibit
                  Number   Description
                  -------  ------------

                   3.1 Articles of Incorporation of Total System Services, Inc. ("TSYS"), as amended, incorporated by reference to Exhibit 4.1 of TSYS' Registration Statement on Form S-8 filed with the Commission on April 18, 1997
                          (File No. 333-25401).

                   3.2 Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.2 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 16, 2000.

              10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                  10.1 Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 16, 2000.

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

                  10.14 Stock Option Agreement of Samuel A. Nunn, incorporated by reference to

                           Exhibit 10.14 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 20, 1997.

                  10.15 DotsConnect, Inc. 2000 Long-Term Incentive Plan in which executive officers of TSYS participate.

                  10.16 Vital Processing Services, L.L.C. Restricted Unit Agreement for executive officers of TSYS.

                  10.17 Lease Agreement between First Security Bank, National Association, and TSYS incorporated by reference to
                           Exhibit 10.15 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 23, 1998.

                  10.18 Synovus Financial Corp. 2000 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.16 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 16, 2000.

                  13.1 Certain specified pages of TSYS' 2000 Annual Report to Shareholders which are specifically incorporated herein by reference.

                  20.1 Proxy Statement for the Annual Meeting of Shareholders of TSYS to be held on April 19, 2001, certain pages of which are specifically incorporated herein by reference.

                  21.1     Subsidiaries of Total System Services, Inc.

                  23.1     Independent Auditors' Consent.

                  24.1 Powers of Attorney contained on the signature pages of the 2000 Annual Report on Form 10-K.

                  99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2000 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

                  99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2000 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

         (b)  Reports on Form 8-K

                  On October 18, 2000, TSYS filed a Form 8-K with the Commission in connection with the announcement of its earnings for the third quarter of 2000.

filings\tsys\tsys0010k.doc

                          Independent Auditors' Report


The Board of Directors
Total System Services, Inc.:



Under date of January 17, 2001, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2000, as contained in the Total System Services, Inc. 2000 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG LLP

Atlanta, Georgia
January 17, 2001

                          TOTAL SYSTEM SERVICES, INC.
                                  Schedule II
                       Valuation and Qualifying Accounts


                                                                      Additions
                                                            ------------------------------
                                                                               Charged
                                             Balance at      Charged to        to other                              Balance at
                                             beginning        costs and       accounts--     Deductions--                end
                                             of period        expenses         describe        describe               of period
                                            --------------------------------------------------------------------------------------
Year ended December 31, 1998:

     Allowance for doubtful accounts      $      735,959           18,000               -          (43,367)(1)    $       710,592
                                            =============   ==============   =============  ===============         ==============

Year ended December 31, 1999:

     Allowance for doubtful accounts      $      710,592          665,500               -          (99,396)(1)    $     1,276,696
                                            =============   ==============   =============  ===============         ==============

Year ended December 31, 2000:

     Allowance for doubtful accounts      $    1,276,696        1,575,486               -         (176,560)(1)    $     2,675,622
                                            =============   ==============   =============  ===============         ==============

-----------------------------------------------------------------------------------------------------------------------------------

(1)  Accounts deemed to be uncollectible and written off during the year.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TOTAL SYSTEM SERVICES, INC.
                                              (Registrant)


March 21, 2001                       By: /s/Richard W. Ussery
                                        ---------------------------------------
                                         Richard W. Ussery,
                                         Chairman and
                                         Principal Executive Officer

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


/s/James H. Blanchard                                  Date: March 21, 2001
--------------------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                                   Date: March 21, 2001
--------------------------------------------------
Richard W. Ussery,
Chairman of the Board
and Principal Executive Officer

/s/Philip W. Tomlinson                                 Date: March 21, 2001
--------------------------------------------------
Philip W. Tomlinson,
President
and Director


/s/James B. Lipham                                     Date: March 21, 2001
--------------------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/Richard Y. Bradley                                  Date: March 21, 2001
--------------------------------------------------
Richard Y. Bradley,
Director


/s/G. Wayne Clough                                     Date: March 21, 2001
--------------------------------------------------
G. Wayne Clough,
Director


/s/Thomas G. Cousins                                   Date: March 21, 2001
--------------------------------------------------
Thomas G. Cousins,
Director


/s/Gardiner W. Garrard, Jr.                            Date: March 21, 2001
--------------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/Sidney E. Harris                                    Date: March 21, 2001
--------------------------------------------------
Sidney E. Harris,
Director


/s/John P. Illges, III                                 Date: March 21, 2001
--------------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                    Date: March 21, 2001
--------------------------------------------------
Mason H. Lampton,
Director

/s/Samuel A. Nunn                                      Date: March 21, 2001
--------------------------------------------------
Samuel A. Nunn,
Director


/s/H. Lynn Page                                        Date: March 21, 2001
--------------------------------------------------
H. Lynn Page,
Director


/s/W. Walter Miller, Jr.                               Date: March 21, 2001
--------------------------------------------------
W. Walter Miller, Jr.,
Director


/s/William B. Turner                                   Date: March 21, 2001
--------------------------------------------------
William B. Turner,
Director


/s/James D. Yancey                                     Date: March 21, 2001
--------------------------------------------------
James D. Yancey,
Director


/s/Rebecca K. Yarbrough                                Date: March 21, 2001
--------------------------------------------------
Rebecca K. Yarbrough,
Director


                                                       Date:
--------------------------------------------------
Alfred W. Jones III,
Director