Form 10-K/A
period 2000-12-31
TOTAL SYSTEM SERVICES INC
filed 2001-04-26
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X]      Annual report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended      2000       or
                                                       -------------
[ ]      Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from          to       .
                                                            ---------   ------

Commission file number     1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                  58-1493818
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1600 First Avenue
Columbus, Georgia                                             31901
(Address of principal executive offices)                     (Zip Code)
(Registrant's telephone number, including area code)         (706) 649-2204

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
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

         Portions of the 2000 Annual Report to Shareholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 9, 2001 are incorporated in Part III of this report.
         The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 2000 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2000, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2000, as set forth below and in the attached exhibits.

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

  3.     Exhibits

                  Exhibit
                  Number   Description
                  -------  -----------
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

                  21.1     Subsidiaries of Total System Services, Inc.

                  23.1     Independent Auditors' Consent.

                  24.1 Powers of Attorney contained on the signature pages of the 2000 Annual Report on Form10-K.

                  99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2000.

                  99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2000.

         (b)  Reports on Form 8-K

                  On October 18, 2000, TSYS filed a Form 8-K with the Commission in connection with the announcement of its earnings for the third quarter of 2000.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOTAL SYSTEM SERVICES, INC.
                                  (Registrant)


April 26, 2001                  By:/s/James H. Blanchard
                                   ---------------------------------------------
                                      James H. Blanchard,
                                      Chairman of the
                                      Executive Committee

                                INDEX TO EXHIBITS


Exhibit
Number   Description
-------  ------------

23.1     Accountants' Consents

99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2000.

99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2000.