Form 10-Q
period 2001-03-31
TOTAL SYSTEM SERVICES INC
filed 2001-05-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       March 31, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------------------------------------

Commission file number              1-10254
                      ---------------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS                                      OUTSTANDING AS OF May 14, 2001
  ------------------------------             -------------------------------
  Common Stock, $.10 par value                           194,761,020

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                          Page
                                                                         Number
                                                                        --------
Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets (unaudited) - March 31, 2001
      and December 31, 2000  .............................................    3

    Consolidated Statements of Income (unaudited) - Three
      months ended March 31, 2001 and 2000 ...............................    4

    Consolidated Statements of Cash Flows (unaudited) - Three
      months ended March 31, 2001 and 2000 ...............................    5

    Notes to Consolidated Financial Statements (unaudited) ...............    6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..................................   11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .....   21

Part II. Other Information

  Item 6.  (a) Reports on Form 8-K ......................................    22


Signatures ..............................................................    23

                          TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                          Consolidated Balance Sheets
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,           December 31,
                                                                                                 2001                  2000
--------------------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents (includes $46.6 million and $74.6 million
    on deposit with a related party at 2001 and 2000, respectively)                    $          53,670,085         80,071,895
  Accounts receivable, net of allowance for doubtful accounts of
    $2.7 million at 2001 and 2000                                                                103,640,400        100,691,083
  Prepaid expenses and other current assets                                                       32,946,774         30,192,248
                                                                                          ------------------- ------------------
      Total current assets                                                                       190,257,259        210,955,226
Property and equipment, less accumulated depreciation and
  amortization of $97.9 million and $94.8 million at 2001 and
  2000, respectively                                                                             111,704,226        110,971,777
Computer software, less accumulated amortization of
  $89.4 million and $97.7 million at 2001 and 2000, respectively                                 155,621,674        145,454,042
Deferred income tax assets                                                                        10,369,183         11,104,254
Other assets                                                                                     126,884,242        125,907,383
                                                                                          ------------------- ------------------
      Total assets                                                                     $         594,836,584        604,392,682
                                                                                          =================== ==================

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                     $          26,634,167         43,935,426
  Accrued salaries and employee benefits                                                          28,974,908         45,202,518
  Other current liabilities (includes $2.4 million payable
     to related parties at 2001 and 2000)                                                         71,618,328         58,162,646
                                                                                          ------------------- ------------------
      Total current liabilities                                                                  127,227,403        147,300,590
Deferred income tax liabilities                                                                   39,210,870         34,841,622
Other long-term liabilities                                                                                -         10,652,600
                                                                                          ------------------- ------------------
      Total liabilities                                                                          166,438,273        192,794,812
                                                                                          ------------------- ------------------
                                                                                          ------------------- ------------------
Minority interest in consolidated subsidiary                                                       2,245,562          2,583,682
                                                                                          ------------------- ------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 195,079,087 issued at 2001 and 2000,
      respectively; 194,761,020 and 194,738,870 outstanding
     at 2001 and 2000, respectively                                                               19,507,909         19,507,909
  Additional paid-in capital                                                                       7,227,166          6,998,100
  Accumulated other comprehensive loss                                                            (3,831,563)        (1,613,681)
  Treasury stock                                                                                  (3,560,535)        (3,594,683)
  Retained earnings                                                                              406,809,772        387,716,543
                                                                                          ------------------- ------------------
      Total shareholders' equity                                                                 426,152,749        409,014,188
                                                                                          ------------------- ------------------
      Total liabilities and shareholders' equity                                       $         594,836,584        604,392,682
                                                                                          =================== ==================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended,
                                                                                                        March 31,
                                                                                          ---------------------------------------
                                                                                                 2001                2000
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Bankcard data processing services (includes $10.2 million and
    $10.0 million from related parties for 2001 and 2000, respectively)                $         130,322,833         122,955,158
Other services (includes $1.7 million and $1.4 million from related
  parties for 2001 and 2000, respectively)                                                        23,810,748          22,904,121
                                                                                          ------------------- -------------------
      Total revenues                                                                             154,133,581         145,859,279
                                                                                          ------------------- -------------------

Expenses:
  Salaries and other personnel expense                                                            61,285,319          56,898,066
  Net occupancy and equipment expense                                                             41,057,329          38,994,177
  Other operating expenses (includes $2.1 million and $3.3 million
    to related parties for 2001 and 2000, respectively)                                           22,551,767          22,409,782
                                                                                          ------------------- -------------------
      Total expenses                                                                             124,894,415         118,302,025
                                                                                          ------------------- -------------------

Equity in income of joint ventures                                                                 3,236,614           2,967,886
                                                                                          ------------------- -------------------

  Operating income                                                                                32,475,780          30,525,140
                                                                                          ------------------- -------------------

Nonoperating income (expense):
  Gain (loss) on disposal of equipment, net                                                          (19,774)             19,836
  Interest income, net (includes $918,000 and $778,000 from a related
    party for 2001 and 2000, respectively)                                                         1,008,535             937,605
  Minority interest in consolidated subsidiary's net loss                                             25,202                   -
                                                                                          ------------------- -------------------
      Total nonoperating income                                                                    1,013,963             957,441
                                                                                          ------------------- -------------------

      Income before income taxes                                                                  33,489,743          31,482,581

Income taxes                                                                                      11,475,122          10,825,340
                                                                                          ------------------- -------------------

      Net income                                                                       $          22,014,621          20,657,241
                                                                                          =================== ===================

      Basic earnings per share                                                         $                .113                .106
                                                                                          =================== ===================

      Diluted earnings per share                                                       $                .113                .106
                                                                                          =================== ===================

Weighted average common shares outstanding                                                       194,760,194         194,821,830

Increase due to assumed issuance of shares
    related to stock options outstanding                                                             773,893             409,347
                                                                                          ------------------- -------------------

Weighted average common and common
    equivalent shares outstanding                                                                195,534,087         195,231,177
                                                                                          =================== ===================

Cash dividends per common share                                                        $                .015                .010
                                                                                          =================== ===================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended,
                                                                                                          March 31,

----------------------------------------------------------------------------------------------------------------------------------
                                                                                               2001                    2000
----------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income                                                                    $               22,014,621             20,657,241
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in consolidated subsidiary's net loss                                      (25,202)                     -
      Equity in income of joint ventures                                                        (3,236,614)            (2,967,886)
      Depreciation and amortization                                                             12,775,358             12,574,858
      Provision for doubtful accounts                                                               40,756                547,513
      Deferred income tax expense (benefit)                                                      5,104,319              1,448,271
      (Gain) loss on disposal of equipment, net                                                     19,774                (19,836)
    (Increase) decrease in:
      Accounts receivable                                                                       (2,990,073)               455,834
      Prepaid expenses and other assets                                                         (4,949,317)            (3,387,614)
    Increase (decrease) in:
      Accounts payable                                                                         (27,953,859)            (3,783,274)
      Accrued expenses and other current liabilities                                            (1,515,525)            (6,021,368)
----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                                     (715,762)            19,503,739
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                            (6,131,337)            (2,278,522)
  Additions to computer software                                                               (17,136,400)            (4,527,054)
  Proceeds from disposal of equipment                                                              960,500                 18,305
  Dividends received from joint ventures                                                         3,335,440                      -
  Increase in contract acquisition costs                                                        (4,509,099)                     -
----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                (23,480,896)            (6,787,271)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repurchase of common stock                                                                             -             (1,313,916)
  Dividends paid on common stock                                                                (2,434,218)            (1,949,088)
  Proceeds from exercise of stock options                                                          229,066                  6,444
----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                                 (2,205,152)            (3,256,560)
----------------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents                                 (26,401,810)             9,459,908
Cash and cash equivalents at beginning of year                                                  80,071,895             54,903,107
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $               53,670,085             64,363,015
                                                                                           =================        ==============
Cash paid for interest (net of capitalized amounts)                             $                        -                 29,339
                                                                                           =================        ==============

Cash paid for income taxes (net of refunds received)                            $                  422,657              2,098,078
                                                                                           =================        ==============


See accompanying Notes to Unauditied Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R)(TSYS(R)); its wholly owned subsidiaries, Columbus Depot Equipment Company(SM) (CDEC(SM)), TSYS Total Solutions(R), Inc.(TSI), Columbus Productions, Inc.(SM) (CPI), TSYS Canada, Inc.(SM) (TCI) and DotsConnect, Inc.(DotsConnect); and its majority owned foreign subsidiary, GP Network Corporation (GP Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 2000 annual report previously filed on Form 10-K.

Note 2 - Supplementary Balance Sheet Information

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                 March 31, 2001            December 31, 2000
                          -------------------------    ------------------------
Contract acquisition
  costs, net              $           7,305,995     $          9,644,657
Prepaid expenses                     10,893,817               12,377,875
Other                                14,746,962                8,169,716
                          -------------------------    ------------------------
  Total                   $          32,946,774     $         30,192,248
                          =========================    ========================

     Significant components of other assets are summarized as follows:

                                 March 31, 2001             December 31, 2000
                          -------------------------    ------------------------
Contract acquisition
  costs, net             $           67,354,319     $             65,434,739
Equity investments, net              44,089,594                   45,631,679
Other                                15,440,329                   14,840,965
                          -------------------------    ------------------------
             Total       $          126,884,242     $            125,907,383
                          =========================    ========================


     Significant components of other current liabilities are summarized as follows:

                                 March 31, 2001             December 31, 2000
                          -------------------------    ------------------------
Customer postage
 deposits                $           20,921,494     $             18,751,617
Transaction processing
 provisions                          11,270,908                   11,886,312
Other                                39,425,926                   27,524,717
                         -------------------------    -------------------------
             Total       $           71,618,328     $             58,162,646
                         =========================    =========================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity. Total comprehensive income for the three months ended March 31 is as follows:

                                     2001                         2000
                          -------------------------    ------------------------
Net income                $          22,014,621      $           20,657,241
Other comprehensive
  income (loss):
Foreign currency
  translation adjustments,
  net of tax                         (2,217,882)                    (60,330)
                           -------------------------    -----------------------
Comprehensive income      $          19,796,739      $           20,596,911
                           =========================    =======================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive loss are as follows:

            Balance at December     Pretax                         Balance at
                 31, 2000           amount      Tax benefit      March 31, 2001

            -------------------- ------------- ------------- ------------------
Currency
 translation
 adjustments    ($1,613,681)         (3,509,050)     1,291,168    ($3,831,563)
              ==================    ============   ===========   =============


Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standard No. 131 (SFAS 131). Through an online accounting and bankcard data processing system, Total System Services, Inc. provides card processing and electronic commerce services to card-issuing institutions in the United States, Mexico, Canada, Honduras, United Kingdom and the Caribbean. TSYS' subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Transaction processing services account for approximately 83% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three months ended March 31, 2001 and 2000. Three subsidiaries were aggregated into transaction processing services. One of these subsidiaries' sole business activity is to provide programming support services to the parent company. Another subsidiary provides electronic commerce activities previously performed by TSYS for its clients. The other transaction processing subsidiary serves as a payment gateway for more than 100,000 merchants in Japan. The remaining segments were aggregated into support services.



                                                      Transaction                   Support
Operating Segments                                processing services               services                   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
At March 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $             580,544,201                 59,173,196      $         639,717,397
Intersegment eliminations                                   (44,882,678)                     1,865                (44,880,813)
                                                -------------------------    -----------------------      -----------------------
Total assets                                  $             535,661,523                 59,175,061      $         594,836,584
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $             590,065,183                 57,738,614      $         647,803,797
Intersegment eliminations                                   (43,264,302)                  (146,813)               (43,411,115)
                                                -------------------------    -----------------------      -----------------------
Total assets                                  $             546,800,881                 57,591,801      $         604,392,682
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $             133,635,510                 21,541,194      $         155,176,704
Intersegment revenue                                           (468,629)                  (574,494)                (1,043,123)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $             133,166,881                 20,966,700      $         154,133,581
                                                =========================    =======================      =======================
Equity in income of joint ventures            $               3,236,614                          -      $           3,236,614
                                                =========================    =======================      =======================
Segment operating income                      $              30,019,202                  2,456,578      $          32,475,780
                                                =========================    =======================      =======================
Income taxes                                  $              10,507,933                    967,189      $          11,475,122
                                                =========================    =======================      =======================
Net income                                    $              20,361,154                  1,653,467      $          22,014,621
                                                =========================    =======================      =======================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $            125,296,868                 21,225,740       $         146,522,608
Intersegment revenue                                           (83,434)                  (579,895)                   (663,329)
                                                -------------------------    -----------------------      -----------------------
Revenue from external customers               $            125,213,434                 20,645,845       $         145,859,279
                                                =========================    =======================      =======================
Equity in income of joint ventures            $              2,967,886                          -       $           2,967,886
                                                =========================    =======================      =======================
Segment operating income                      $             27,637,452                  2,887,688       $          30,525,140
                                                =========================    =======================      =======================
Income taxes                                  $              9,704,335                  1,121,005       $          10,825,340
                                                =========================    =======================      =======================
Net income                                    $             18,817,082                  1,840,159       $          20,657,241
                                                =========================    =======================      =======================


     The following geographic area data represent revenues for the three months ended March 31, 2001 and 2000, respectively, based on the geographic locations of customers. The Company maintains property and equipment in Europe, Canada and Japan; however, substantially all property and equipment is located in the United States.

                                               Three Months Ended March 31,
--------------------------------- ---------------------------------------------
                                               2001                  2000
---------------------------------      -------------------    -----------------
United States                         $        139,135,035          133,726,335
Canada*                                          8,825,791            7,976,124
Mexico                                           3,324,255            3,809,347
Japan                                            2,446,724                    0
Other                                              401,776              347,473
---------------------------------       -------------------    -----------------
    Totals                            $        154,133,581          145,859,279
---------------------------------       ===================    =================

*These revenues include those generated from the Caribbean accounts owned by the Bank of Nova Scotia.

Major Customers

                                                      Three Months Ended March 31,
---------------------------- ----------------------------------------------------------------------------
Revenue                                          2001                                   2000
----------------------------      -----------------------------------    --------------------------------
(Dollars in millions)                              % of Total                             % of Total
                                     Dollars         Revenues                Dollars        Revenues
----------------------------      ------------ --------------------    ------------- -------------------
One                            $        24.4             15.8%        $         22.9            15.7%
Two                                     19.0             12.3                   14.6            10.0
Three                                     na               na                   17.5            12.0
Four                                      na               na                   15.2            10.4
                                  ------------ --------------------    --------------- ---------------
    Totals                     $        43.4             28.1%        $         70.2            48.1%
----------------------------      ============ ================          ============= ===============


na = not applicable.  Client represented less than 10% of total revenues.

     For the three months ended March 31, 2001, the Company had two major customers. The two major customers for the quarter ended March 31, 2001 accounted for approximately 28.1%, or $43.4 million, of total revenues. For the three months ended March 31, 2000, TSYS had four major customers that accounted for 48.1%, or $70.2 million, of total revenues. Revenues from major customers for the periods reported are attributable to both reporting segments.

Note 5 - Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit

Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. The parties have reached a settlement of this litigation, which settlement is subject to court approval under Rule 23(e) of the Federal Rules of Civil Procedure. The United States District Court for the Southern District of Mississippi preliminarily approved the settlement on May 10, 2001. Payments by TSYS to settle the litigation are not expected to be material to TSYS' financial condition or results of operations, and management expects the settlement to be substantially covered by insurance.

Note 6 - Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     For TSYS, SFAS 133, as amended by SFAS 138, is effective January 1, 2001. On adoption, the provisions of SFAS 133 must be applied prospectively.

     The Company did not have any outstanding derivative instruments or hedging transactions at March 31, 2001. The Company is assessing the impact of SFAS 133 and SFAS 138 on anticipated hedging instruments.

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, TSYS does not expect a material change to its results of operations as a result of adopting SFAS No. 140.

Note 7 - Commitments and Contingencies

     In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. The parent of the prospective client repaid the $10.0 million advance in June 2000 by obtaining a five-year loan from Columbus Bank and Trust Company (CB&T). TSYS has agreed to guarantee the loan. As of March 31, 2001, all payments on the loan have been made timely. The remaining balance at March 31, 2001 was $9.0 million. The
Company does not anticipate any negative consequences to its results of operations and financial condition as a result of its loan guarantee.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31:

                                                                   Percentage of               Percentage Change
                                                                  Total Revenues               in Dollar Amounts
                                                                                            ------------------------
                                                            ----------------------------
                                                               2001              2000            2001 vs. 2000
                                                            ------------       ---------    ------------------------
         Revenues:
           Bankcard data processing services                     84.6   %        83.3   %           6.0   %
           Other services                                        15.4            16.7               4.0
                                                             ---------        ---------
              Total revenues                                    100.0           100.0               5.7
                                                             ---------        ---------

         Expenses:
           Salaries and other personnel expense                  39.8            39.0               7.7
           Net occupancy and equipment expense                   26.6            26.7               5.3
           Other operating expenses                              14.6            15.4               0.6
                                                             ---------        ---------
               Total expenses                                    81.0            81.1               5.6
                                                             ---------        ---------
         Equity in income of joint ventures                       2.1             2.0               9.1
                                                             ---------        ---------
               Operating income                                  21.1            20.9               6.4
         Nonoperating income                                      0.6             0.7               5.9
                                                             ---------        ---------
               Income before income taxes                        21.7            21.6               6.4
         Income taxes                                             7.4             7.4               6.0
                                                             ---------         --------
         Net income                                              14.3   %        14.2   %           6.6   %
                                                             =========         ========


     Total revenues increased $8.3 million, or 5.7% during the three months ended March 31, 2001, compared to the same period in 2000.

     Revenues from bankcard data processing services increased $7.4 million, or 6.0%, in the three months ended March 31, 2001, compared to the same period in 2000. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM(R). Processing contracts with large customers, representing a significant portion of the

Company's total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

     The Company's revenues are also impacted by the use of value added products and services of TSYS' processing systems by clients. Value added products and services are optional features each client can choose to subscribe to in order to increase the financial performance of its portfolio. For the three months ended March 31, 2001 and 2000, value added products and services represented 14.1%, or $21.8 million, and 12.5%, or $18.3 million, of total revenues, respectively. Revenues from value added products and services were up 19.0%, or $3.5 million, for the three months ended March 31, 2001, compared to the same period in 2000. The Company did change its accounting policy for recognizing revenue for one of its value added products and services it offers clients. The Company was recognizing revenue one month in arrears. Due to historical data the Company has accumulated over a set amount of time, the Company determined that it can estimate its current monthly revenue with some precision. During the quarter ended March 31, 2001, the Company has recognized, as a result of the change, four months of revenue for this one value added product and service.

     Average cardholder accounts on file for the three months ended March 31, 2001, were 198.3 million, a decrease of approximately 5.3% over the average of
209.4 million for the same period in 2000. Cardholder accounts on file at March 31, 2001, were 199.2 million, a 4.9% decrease compared to the 209.5 million accounts on file at March 31, 2000. The change in cardholder accounts on file from March 2000 to March 2001 included the deconversion and of 35.0 million accounts of Universal Card Services (UCS) and others, the addition of approximately 21.7 million accounts attributable to the internal growth of existing clients, and approximately 3.0 million accounts for new clients.

     The  Company  provides  services  to  its  clients   including   processing
commercial, retail, and consumer cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Retail cards include private label and gift cards. Consumer cards include Visa and MasterCard bank and debit cards. The following table summarizes TSYS' accounts on file by portfolio type:

Accounts on File Types                  Mar 31,      Mar 31,
(in millions)                            2001         2000            % Change
--------------------------------     -----------   -----------     ------------
Consumer                                 99.0          107.2             (7.7)
Retail                                   85.0           90.8             (6.4)
Commercial                               15.2           11.5             32.3
--------------------------------     -----------   ----------
  Total                                 199.2          209.5             (4.9)
--------------------------------     ===========   ===========

     TSYS expects to expand its position in the consumer card, retail card and commercial card arenas. The Company's future growth in the consumer card arena is dependent upon increased card activity - primarily debit cards - and continued internal growth in clients' portfolios.

     TSYS is  positioned  as a major  third-party  processor  of  retail  cards.
Traditional retail card operations are beginning to increase the activity of their portfolios by converting inactive accounts to Visa/MasterCard consumer cards. TSYS is able to provide its extensive bankcard processing tools and techniques, as well as value-added functionality, to traditional retail card operations allowing better segmentation and potentially increased profitability for clients. TSYS does not receive as much, on an account per basis, as it does for a consumer card because it does not perform as many services for a retail portfolio as it does for a traditional consumer portfolio.

     TSYS has a dominant market share position in the domestic Visa and MasterCard commercial card processing arena. Future growth in this area is dependent upon increased card activity with more business purchasing being transacted electronically and additional firms realizing the benefits of converting their paper-based purchasing systems to electronic transactions.

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS accounts on file by region:

Accounts   on  File  by  Region      Mar 31,         Mar 31,
(in  millions)                        2001            2000         % Change
---------------------------------   ---------       -------      --------------
Domestic                              181.9          193.1           (5.8)
Foreign                                17.3           16.4            5.3
---------------------------------     -------       -------
  Total                               199.2          209.5           (4.9)
---------------------------------     =======       =======

     In 2000, the Company announced the signing of The Royal Bank of Scotland Group plc and Allied Irish Banks plc to multiyear processing agreements. The portfolios of both clients are expected to be fully converted by the middle of the third quarter of 2001.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 2001 and 2000, the Company had two major customers. The two major customers for the quarter ended March 31, 2001 accounted for approximately 28.1%, or $43.4 million, of total revenues. For the three months ended March 31, 2000, TSYS had four major customers that accounted for 48.1%, or $70.2 million, of total revenues. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     On February 26, 1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. The deconversion of the consumer credit accounts occurred during May 2000;

however, the Company continued to receive contractually obligated minimum processing fees from UCS until August 1, 2000.

     In March 2000, the Company announced its intention to launch a new, wholly owned subsidiary, DotsConnect, Inc. (DotsConnect), to focus exclusively on the electronic payments (e-payments) market. DotsConnect delivers premier e-payments software that allows buyers and sellers to conduct commerce electronically. DotsConnect is headquartered in Columbus, Georgia, with an office in Atlanta, Georgia. DotsConnect commenced operations on May 1, 2000.

     In August 2000, the Company announced that it had entered the Asian card market by purchasing a controlling equity interest in GP Network Corporation (GP
Net), an established electronics payment company for more than 100,000 merchants in Japan. GP Net's revenues are included in bankcard processing revenues. TSYS also announced the opening of an office in Japan to facilitate its marketing of processing services for card-issuing financial institutions and retailers.

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services increased $0.9 million, or 4.0%, in the first quarter of 2001, compared to the first quarter of 2000. The majority of the revenues from other services are generated by TSYS Total Solutions, Inc. (TSI).

     Total expenses increased 5.6% for the three months ended March 31, 2001 compared to the same period in 2000. The increases in operating expenses are attributable to increases in a majority of expense categories as described below.

     Employment expenses increased $4.4 million, or 7.7%, for the three months ended March 31, 2001, compared to the same period in 2000. The change in employment expenses consists of increases of $9.4 million for the three months ended March 31, 2001, associated with the growth in the number of employees, normal salary increases and related benefits. This change was offset by $5.0 million invested in capitalized software development costs and contract acquisition costs for the three months ending March 31, 2001. Capitalized software development costs relate to the continued development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially complete in the third quarter of 2001, and enhancements to expand international functionality. The average number of employees in the first quarter of 2001 increased to 4,741, a 9.3% increase over 4,336 in the same period of 2000. At April 30, 2001, TSYS had 4,709 full-time and 221 part-time employees.

     Net occupancy and equipment expense increased $2.1 million, or 5.3%, for the three months ended March 31, 2001, over the same period in 2000. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, remained the same in the first quarter of 2001, compared to the same period of 2000. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases.

     During 2000, the Company established a processing data center in Europe and purchased a building to house client service personnel. Although it has yet to process an account for its new European clients, the Company had to build the necessary infrastructure in order to begin processing accounts in 2001.

     Other operating expenses increased 0.6% for the three months ended March 31, 2001 compared to the same period in 2000. As a result of its international expansion, professional consulting, travel and business development related expenses have increased $4.5 million for the first quarter of 2001 when compared to the same period in 2000. These increased expenses were offset as a result of cost saving initiatives that resulted in the Company reducing expenses related to rework and errors.

     TSYS' share of income from its equity in joint ventures was $3.2 million for the first quarter of 2001 compared to $3.0 million for the first quarter of 2000. The increase is the result of improved operating results of both Vital Processing Services L.L.C. (Vital) and Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico). There remains uncertainty in the Mexican economy which management continues to monitor.

     The Company has completed negotiations with its Mexican partners to restructure its Mexican joint venture agreement whereby TSYS will process for the member banks directly instead of processing through the joint venture. The joint venture will continue to print statements and provide card-issuing services to the joint venture clients. The Company is now in the process of executing contracts with each member bank. Prior to the contracts being consummated, the Company will continue to provide services to its clients under the prior arrangement. The net effect of the restructuring will be minimal and should result in a decrease in equity in income of joint ventures while bankcard processing revenues should increase. The new restructured arrangement is expected to take place during 2001 once the contracts are finalized.

     Interest income, net, includes interest income of $1.0 million and no interest expense for the first quarter of 2001. During the first quarter of 2000, interest income, net, included interest income of $971,700 and interest expense of $34,100. The increase in interest income for the three months ending March 31, 2001, as compared to the same period in 2000, was primarily the result of improved levels of cash available for investment as a result of increased revenues as well as decreased outlays related to the purchase of equipment and software additions.

     Operating income increased 6.4% for the three months ended March 31, 2001 over the same period in 2000. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues.

     TSYS' effective income tax rate for the first quarter of 2001 was 34.3%, compared to 34.4% for the same period in 2000.

     Net income for the three months ended March 31, 2001, increased 6.6% to $22.0 million, or basic and diluted earnings per share of $.113, compared to $20.7 million, or basic and diluted earnings per share of $.106, for the same period in 2000. The Company expects its 2001 net income to exceed 2000 net income by approximately 20 percent. This anticipated increase in net income is based in part upon the following assumptions: a 10-12% internal growth rate for existing clients; an approximately 50% increase in international revenues on an annualized basis; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings, including stored value and e-commerce; and increasing the total cardholder base to approximately 220 million accounts. The Company also expects to grow its net income by 20-25% each year for the years 2002 and 2003.

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

     During the first quarter of 2001, TSYS purchased property and equipment of $6.1 million. Additions to computer software during the first quarter were $17.1 million. Of the $17.1 million computer software additions made during the first quarter, $14.0 million was for purchased software and $3.1 million was related to investments in internally developed software.

     In the first three months of 2001, the Company made investments in contract acquisition costs of $4.5 million compared to none in the first three months of 2000. In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. In June 2000, the parent of the prospective client repaid the $10.0 million advance by obtaining a five-year loan from CB&T. TSYS has agreed to guarantee the loan. As of March 31, 2001, all payments on the loan have been made timely. The remaining balance at March 31, 2001 was $9.0 million. The Company does not anticipate any negative consequences to its results of operations and financial condition as a result of its loan guarantee.

     Dividends on common stock of $2.4 million were paid in the first quarter of 2001. On February 26, 2001, the Company announced a 20% increase in its quarterly cash dividend from $0.0125 to $0.0150 per share. On April 13, 2000, the Company announced a 25% increase in its quarterly cash dividend from $0.01 to $0.0125 per share.

     In October 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock from time to time and at various prices over the next 24 months. Shares repurchased could be utilized to fund TSYS' various stock option and other compensation arrangements or used for other purposes, including potential acquisitions. The maximum of 1.5 million shares represents approximately five percent of the shares of TSYS common stock held by shareholders other than TSYS' affiliates, including CB&T. The Company will use internally generated cash to fund the purchases. During the first three months of 2001, the Company did not purchase any shares under this plan. Since the plan was announced, the Company has purchased 207,500 shares for $3.4 million.

     The Company entered into an operating lease agreement relating to the corporate campus. The lease provides for a substantial residual value guarantee, up to $81.3 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company.

     In July 2000, TSYS broke ground on a 32,000 square foot childcare facility which will be located on the northeast corner of the campus. The new facility offers the Company's employees an alternative option for childcare needs. The facility is expected to cost approximately $5.0 million and is scheduled to open during the third quarter of 2001.

     In March, the Company announced plans to move its printing subsidiary, CPI, and its materials management division into a new building in east Columbus. The 61,000 square-foot building is anticipated to be completed by August 2001 at a cost of approximately $3.5 million. In conjunction with the move, CPI sold its existing location for $960,000. While waiting on construction of the new building to be completed, CPI will lease the existing facility from the new owner.

     In September 1999, Synovus Financial Corp. (Synovus) completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services are being marketed under the name TSYS Total Debt Management, Inc. through the Company and its wholly owned subsidiary, TSI, for which Synovus paid TSYS a management fee of $374,000 for the three months ended March 31, 2001, compared to $438,000 for the same period last year.

     In May 2000, Synovus completed the acquisition of ProCard, Inc. (ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard's software solutions have been integrated into TSYS' processing solutions and offer TSYS the opportunity to further expand its services to ProCard's clients. The Company assists in managing ProCard, for which the Company was paid a management fee of $76,000 by Synovus for the three months ended March 31, 2001.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With its entrance into the Asian card processing market, TSYS will begin modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." TSYS is in the planning stages of the double byte project. Management expects to spend $10-15 million on the project. To date, the Company has expensed a total of less than $1 million. The Company expects to complete the project by the end of the second quarter of 2002.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.5:1. At March 31, 2001, TSYS had working capital of $63.0 million compared to $63.7 million at December 31, 2000.

Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief and the imposition of punitive damages. The parties have reached a settlement of this litigation, which settlement is subject to court approval under Rule 23(e) of the Federal Rules of Civil Procedure. The
United States District Court for the Southern District of Mississippi preliminarily approved the settlement on May 10, 2001. Payments by TSYS to settle the litigation are not expected to be material to TSYS' financial condition or results of operations, and management expects the settlement to be substantially covered by insurance.

Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act

(the Act). These forward-looking statements include, among others, statements regarding TSYS' expected expansion of its position in the consumer card, retail card and commercial card arenas, expected growth in net income for 2001 over 2000, the expected increase in net income for 2002 and 2003, TSYS' expected expenditures on its double byte project and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) lower than anticipated internal growth rates for TSYS' existing customers; (ii) TSYS' inability to control expenses and increase market share;
(iii) TSYS' inability to successfully bring new products to market, including, but not limited to stored value and e-commerce products; (iv) the inability of TSYS to grow its business through acquisitions; (v) TSYS' inability to increase the revenues derived from international sources; (vi) adverse developments with respect to entering into contracts with new clients and retaining current clients; (vii) the merger of TSYS clients with entities that are not TSYS clients; (viii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (ix) adverse developments with respect to the successful conversion of clients; (x) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xi) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (xii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xiii) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xiv) the costs and effects of litigation; (xv) adverse developments with respect to the credit card industry in general; and (xvi) overall market conditions.

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

                          TOTAL SYSTEM SERVICES, INC.
      Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     The foreign currency financial statements of TSYS' foreign operations in Mexico, Canada and Japan are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive loss. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes in Mexico, Canada or Japan because TSYS believes that the use of such instruments would not be cost effective. TSYS' carrying value of its investment in its Mexican joint venture was approximately $4.9 million (U.S.) at March 31, 2001, and the carrying value of the assets of its Canadian operation was approximately $225,000 (U.S.) at March 31, 2001.

     TSYS opened a branch office in Japan ("TSYS Japan") in an effort to expand its business in the Asia Pacific region. At March 31, 2001, the carrying value of TSYS' operations in Japan was approximately $206,000 (U.S.)

     TSYS acquired a controlling interest in an established electronic payments company in Japan, GP Network Corporation, for a total of $4.8 million. The carrying value of the assets of TSYS' operation in Japan was approximately $5.3 million (U.S.) at March 31, 2001.

     TSYS opened an office in the United Kingdom in 1999, which serves as the headquarters for its European operations. During 2000, TSYS purchased a building and machinery for approximately $13.0 million. TSYS also signed The Royal Bank of Scotland Group plc and Allied Irish Banks plc to process their respective portfolios beginning in 2001. Currently, TSYS does not use instruments to hedge its foreign exposure in the United Kingdom. The carrying value of the assets of TSYS' operation in Europe was approximately $64.8 million (U.S.) at March 31, 2001.

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

   a) Forms 8-K filed during 2001.

     1. The report dated April 17, 2001 included the following important event:

        On April 17, 2001, Total System Services, Inc. ("Registrant") issued a press release with respect to its first quarter 2001 earnings.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TOTAL SYSTEM SERVICES, INC.

Date:  May 14, 2001                               by:  /s/ Richard W. Ussery
                                                  ---------------------------
                                                       Richard W. Ussery
                                                       Chairman of the Board
                                                         and Chief Executive
                                                         Officer


Date:  May 14, 2001                               by:  /s/ James B. Lipham
                                                  ---------------------------
                                                       James B. Lipham
                                                       Chief Financial Officer