Form 10-Q
period 2001-06-30
TOTAL SYSTEM SERVICES INC
filed 2001-08-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       June 30, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   --------------------


Commission  file number                    1-10254
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                    OUTSTANDING AS OF: August 13, 2001
----------------------------------      -------------------------------------
Common Stock, $.10 par value                      194,778,670

                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                        Page
                                                                       Number
                                                                     ----------
Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets (unaudited) - June 30, 2001
      and December 31, 2000 ...............................................   3

    Consolidated Statements of Income (unaudited) - Three
      months and Six months ended June 30, 2001 and 2000 ..................   4

    Consolidated Statements of Cash Flows (unaudited) - Six
      months ended June 30, 2001 and 2000 .................................   6

    Notes to Unaudited Consolidated Financial Statements  .................   7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations ...................................  15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ......  26

Part II. Other Information

       Item 4.  Submission of Matters to a Vote of Security Holders .......  27

       Item 6.  Exhibits and Reports on Form 8-K  .........................  28

Signatures ................................................................  29

                                                  TOTAL SYSTEM SERVICES, INC.
                                                Part I - Financial Information
                                                  Consolidated Balance Sheets
                                                          (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                           June 30,       December 31,
                                                                             2001           2000
--------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents (includes $40.2 million and $74.6 million
    on deposit with a related party at 2001 and 2000, respectively) .   $  46,130,878       80,071,895
  Accounts receivable, net of allowance for doubtful accounts of
   $3.2 million and $2.7 million at 2001 and 2000, respectively .....     106,174,578      100,691,083
  Prepaid expenses and other current assets .........................      35,391,649       30,192,248
                                                                        -------------    -------------
      Total current assets ..........................................     187,697,105      210,955,226
Property and equipment, less accumulated depreciation and
  amortization of $102.2 million and $94.8 million at 2001 and
  2000, respectively ................................................     116,094,486      110,971,777
Computer software, less accumulated amortization of
  $96.5 million and $97.7 million at 2001 and 2000, respectively ....     160,963,015      145,454,042
Deferred income tax assets ..........................................      10,567,586       11,104,254
Other assets ........................................................     125,330,320      125,907,383
                                                                        -------------    -------------
      Total assets ..................................................   $ 600,652,512      604,392,682
                                                                        =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ..................................................   $  26,345,907       43,935,426
  Accrued salaries and employee benefits ............................      28,395,472       45,202,518
  Other current liabilities (includes $2.4 million payable
     to related parties at 2001 and 2000, respectively) .............      57,685,059       58,162,646
                                                                        -------------    -------------
      Total current liabilities .....................................     112,426,438      147,300,590
Deferred income tax liabilities .....................................      37,332,939       34,841,622
Other long-term liabilities .........................................            --         10,652,600
                                                                        -------------    -------------
      Total liabilities .............................................     149,759,377      192,794,812
                                                                        -------------    -------------
Minority interest in consolidated subsidiary ........................       2,242,787        2,583,682
                                                                        -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000
      shares; 195,079,087 issued at 2001 and 2000,
      respectively; 194,778,070 and 194,738,870 outstanding
     at 2001 and 2000, respectively .................................      19,507,909       19,507,909
  Additional paid-in capital ........................................       7,240,068        6,998,100
  Accumulated other comprehensive loss ..............................      (4,407,895)      (1,613,681)
  Treasury stock ....................................................      (3,534,250)      (3,594,683)
  Retained earnings .................................................     429,844,516      387,716,543
                                                                        -------------    -------------
      Total shareholders' equity ....................................     448,650,348      409,014,188
                                                                        -------------    -------------
      Total liabilities and shareholders' equity ....................   $ 600,652,512      604,392,682
                                                                        =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                              Three months ended,
                                                                                     June 30,
                                                                      ------------------------------------
                                                                              2001              2000
------------------------------------------------------------------------------------------------------------
Revenues:
  Bankcard data processing services (includes $11.8 million and
    $10.7 million from related parties for 2001 and 2000, respectively)   $ 141,103,750      126,143,849
  Other services (includes $1.7 million and $1.8 million from related
  parties for 2001 and 2000, respectively) ............................      21,367,958       24,345,902
                                                                          -------------    -------------
      Total revenues ..................................................     162,471,708      150,489,751
                                                                          -------------    -------------

Expenses:
  Salaries and other personnel expense ................................      62,517,169       56,795,298
  Net occupancy and equipment expense .................................      43,862,313       40,835,124
  Other operating expenses (includes $2.0 million and $1.7 million
    to related parties for 2001 and 2000, respectively) ...............      21,107,667       21,344,156
                                                                          -------------    -------------
      Total expenses ..................................................     127,487,149      118,974,578
                                                                          -------------    -------------

Equity in income of joint ventures ....................................       4,470,578        4,760,762
                                                                          -------------    -------------

  Operating income ....................................................      39,455,137       36,275,935
                                                                          -------------    -------------

Nonoperating income (expense):
  Gain (loss) on disposal of equipment, net ...........................         (73,816)          (1,255)
  Interest income, net (includes $513,000 and $1,140,000 from a related
    party for 2001 and 2000, respectively) ............................         635,863        1,125,474
  Minority interest in consolidated subsidiary's net income ...........         (34,633)            --
  Other, net ..........................................................         (41,126)            --
                                                                          -------------    -------------
      Total nonoperating income .......................................         486,288        1,124,219
                                                                          -------------    -------------

      Income before income taxes ......................................      39,941,425       37,400,154

Income taxes ..........................................................      13,985,030       13,069,572
                                                                          -------------    -------------

      Net income ......................................................   $  25,956,395       24,330,582
                                                                          =============    =============

      Basic earnings per share ........................................   $         .13              .12
                                                                          =============    =============

      Diluted earnings per share ......................................   $         .13              .12
                                                                          =============    =============

Weighted average common shares outstanding ............................     194,773,366      194,780,470

Increase due to assumed issuance of shares
    related to stock options outstanding ..............................         909,068          565,377
                                                                          -------------    -------------

Weighted average common and common
    equivalent shares outstanding .....................................     195,682,434      195,345,847
                                                                          =============    =============

Cash dividends per common share .......................................   $        .015             .013
                                                                          =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                 Six months ended,
                                                                                      June 30,
                                                                        ------------------------------------
                                                                                 2001             2000
-----------------------------------------------------------------------------------------------------------------
Revenues:
  Bankcard data processing services (includes $22.0 million and
    $20.7 million from related parties for 2001 and 2000, respectively) .   $ 271,426,583      249,099,008
  Other services (includes $3.4 million and $3.2 million from related
  parties for 2001 and 2000, respectively) ..............................      45,178,706       47,250,023
                                                                            -------------    -------------
      Total revenues ....................................................     316,605,289      296,349,031
                                                                            -------------    -------------

Expenses:
  Salaries and other personnel expense ..................................     123,802,488      113,693,364
  Net occupancy and equipment expense ...................................      84,919,642       79,829,301
  Other operating expenses (includes $4.1 million and $5.0 million
    to related parties for 2001 and 2000, respectively) .................      43,659,434       43,753,938
                                                                            -------------    -------------
      Total expenses ....................................................     252,381,564      237,276,603
                                                                            -------------    -------------

Equity in income of joint ventures ......................................       7,707,192        7,728,646
                                                                            -------------    -------------

   Operating income .....................................................      71,930,917       66,801,074
                                                                            -------------    -------------

Nonoperating income (expense):
  Gain (loss) on disposal of equipment, net .............................         (93,590)          18,581
  Interest income, net (includes $1,431,000 and $1,918,000 from a related
    party for 2001 and 2000, respectively) ..............................       1,644,398        2,063,080
  Minority interest in consolidated subsidiary's net income .............          (9,431)            --
  Other, net ............................................................         (41,126)            --
                                                                            -------------    -------------
      Total nonoperating income .........................................       1,500,251        2,081,661
                                                                            -------------    -------------

      Income before income taxes ........................................      73,431,168       68,882,735

Income taxes ............................................................      25,460,152       23,894,914
                                                                            -------------    -------------

      Net income ........................................................   $  47,971,016       44,987,821
                                                                            =============    =============

      Basic earnings per share ..........................................   $         .25              .23
                                                                            =============    =============

      Diluted earnings per share ........................................   $         .25              .23
                                                                            =============    =============

Weighted average common shares outstanding ..............................     194,766,817      194,801,150

Increase due to assumed issuance of shares
    related to stock options outstanding ................................         848,467          493,235
                                                                            -------------    -------------

Weighted average common and common
    equivalent shares outstanding .......................................     195,615,284      195,294,385
                                                                            =============    =============

Cash dividends per common share .........................................   $        .030             .023
                                                                            =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                              TOTAL SYSTEM SERVICES, INC.
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                      Six months ended,
                                                                            June 30,
------------------------------------------------------------------------------------------------------
                                                                      2001             2000
------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income ..................................................   $ 47,971,016      44,987,821
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest in consolidated subsidiary's net income          9,431            --
      Equity in income of joint ventures ......................     (7,707,192)     (7,728,646)
      Depreciation and amortization ...........................     27,267,067      24,912,581
      Provision for doubtful accounts .........................        440,268         581,793
      Deferred income tax expense (benefit) ...................      3,027,985       2,423,815
      (Gain) loss on disposal of equipment, net ...............         93,590         (18,581)
    (Increase) decrease in:
      Accounts receivable .....................................     (5,923,763)         27,296
      Prepaid expenses and other assets .......................     (3,479,728)     (7,533,427)
    Increase (decrease) in:
      Accounts payable ........................................    (28,242,119)     (4,611,256)
      Accrued expenses and other current liabilities ..........    (16,463,106)      2,097,958
                                                                   ------------   ------------
          Net cash provided by operating activities ...........     16,993,449      55,139,354
                                                                   ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment ..........................    (15,718,940)     (5,366,351)
  Additions to computer software ..............................    (29,783,814)    (20,782,440)
  Proceeds from disposal of equipment .........................        961,887          21,610
  Dividends received from joint ventures ......................     10,410,281       5,369,192
  Repayment of contract acquisition costs .....................           --        10,000,000
  Increase in contract acquisition costs ......................    (11,711,435)       (253,559)
                                                                   ------------   ------------
          Net cash used in investing activities ...............    (45,842,021)    (11,011,548)
                                                                   ------------   ------------

Cash flows from financing activities:
  Repurchase of common stock ..................................           --        (1,313,916)
  Principal payments on long-term debt and
    capital lease obligations .................................           --          (204,286)
  Dividends paid on common stock ..............................     (5,355,609)     (3,897,320)
  Proceeds from exercise of stock options .....................        263,164           6,444
                                                                  -------------   ------------
          Net cash used in financing activities ...............     (5,092,445)     (5,409,078)
                                                                  -------------   ------------
          Net increase (decrease) in cash and cash equivalents     (33,941,017)     38,718,728
Cash and cash equivalents at beginning of year ................     80,071,895      54,903,107
                                                                  ------------    ------------
Cash and cash equivalents at end of year ......................   $ 46,130,878      93,621,835
                                                                  ============    ============
Cash paid for interest (net of capitalized amounts) ...........   $      1,983          37,735
                                                                  ============    ============
Cash paid for income taxes (net of refunds received) ..........   $ 22,538,128      21,348,993
                                                                  ============    ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R)); its wholly owned subsidiaries, Columbus Depot Equipment Company(SM) (CDEC(SM)), TSYS Total Solutions(R), Inc. (TSI), Columbus Productions, Inc.(SM) (CPI), TSYS Canada, Inc.(SM) (TCI) and DotsConnect, Inc. (DotsConnect); and its majority owned foreign subsidiary, GP Network Corporation (GP Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 2000 annual report previously filed on Form 10-K.

Note 2 - Supplementary Balance Sheet Information

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                   June 30, 2001          December 31, 2000
                                 -----------------      --------------------
Contract acquisition costs, net  $    10,223,250        $       9,644,657
Prepaid expenses                      11,461,737               12,377,875
Other                                 13,706,662                8,169,716
                                 -----------------         ---------------
             Total               $    35,391,649        $      30,192,248
                                 =================         ===============

     Significant components of other assets are summarized as follows:

                                    June 30, 2001          December 31, 2000
                                 ------------------     ---------------------
Contract acquisition costs, net  $    67,758,495        $       65,434,739
Equity investments, net               41,604,104                45,631,679
Other                                 15,967,721                14,840,965
                                 ------------------       -----------------
             Total               $   125,330,320        $      125,907,383
                                 ==================       =================


     Significant components of other current liabilities are summarized as follows:

                                    June 30, 2001          December 31, 2000
                                 -------------------    -----------------------
Customer postage deposits        $    20,546,742       $         18,751,617
Transaction processing provisions     10,943,266                 11,886,312
Other                                 26,195,051                 27,524,717
                                 -------------------    -----------------------
             Total               $    57,685,059       $         58,162,646
                                 ===================    =======================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended June 30 is as follows:

                                        2001                     2000
                                  ------------------      ------------------
Net income                        $   25,956,395        $       24,330,582
Other comprehensive income (loss):
  Foreign currency translation
  adjustments, net of tax               (576,332)                 (106,221)
                                  -------------------     -------------------
Comprehensive income              $   25,380,063        $       24,224,361
                                  ===================     ===================

     Total comprehensive income for the six months ended June 30 is as follows:

                                         2001                     2000
                                  -------------------     -------------------
Net income                        $   47,971,016        $        44,987,821
Other comprehensive income (loss):
  Foreign currency translation
  adjustments, net of tax             (2,794,214)                  (166,551)
                                  --------------------    -------------------
Comprehensive income              $   45,176,802        $        44,821,270
                                  ====================    ===================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive loss are as follows:

                      Balance at
                       December      Pretax                    Balance at
                       31, 2000      amount    Tax benefit    June 30, 2001
                     ------------  ----------- ------------ -----------------
Currency translation
 adjustments         ($1,613,681)  (4,420,699)   1,626,485   $  (4,407,895)
                     ============  =========== ============ =================


Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standard No. 131 (SFAS 131). Through online accounting and bankcard data processing systems, Total System Services, Inc. provides card processing and electronic commerce services to card-issuing institutions in the United States, Mexico, Canada, Honduras, United Kingdom, Ireland and the Caribbean. TSYS' subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Transaction processing services account for approximately 84% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three months and six months ended June 30, 2001 and 2000.

     TSYS and three of its subsidiaries were aggregated into transaction processing services. One of these subsidiaries' sole business activity is to provide programming support services to the parent company. Another subsidiary provides electronic commerce activities previously performed by TSYS for its clients. The other transaction processing subsidiary serves as a payment gateway for more than 100,000 merchants in Japan. The remaining segments were aggregated into support services.

                                       Transaction
                                       processing        Support
Operating Segments                      services         services      Consolidated
------------------------------------------------------------------------------------
At June 30, 2001
------------------------------------------------------------------------------------
Identifiable assets ..............   $ 590,160,397       55,344,118    $ 645,504,515
Intersegment eliminations ........     (44,426,433)        (425,570)     (44,852,003)
                                     -------------    -------------    -------------
Total assets .....................   $ 545,733,964       54,918,548    $ 600,652,512
                                     =============    =============    =============

------------------------------------------------------------------------------------
At December 31, 2000
------------------------------------------------------------------------------------
Identifiable assets ..............   $ 590,065,183       57,738,614    $ 647,803,797
Intersegment eliminations ........     (43,264,302)        (146,813)     (43,411,115)
                                     -------------    -------------    -------------
Total assets .....................   $ 546,800,881       57,591,801    $ 604,392,682
                                     =============    =============    =============

------------------------------------------------------------------------------------
Three Months Ended June 30, 2001
------------------------------------------------------------------------------------
Total revenue ....................   $ 143,434,775       20,267,951    $ 163,702,726
Intersegment revenue .............        (358,963)        (872,055)      (1,231,018)
                                     -------------    -------------    -------------
Revenue from external customers ..   $ 143,075,812       19,395,896    $ 162,471,708
                                     =============    =============    =============
Equity in income of joint ventures   $   4,470,578             --      $   4,470,578
                                     =============    =============    =============
Segment operating income .........   $  37,159,965        2,295,172    $  39,455,137
                                     =============    =============    =============
Income taxes .....................   $  13,094,365          890,665    $  13,985,030
                                     =============    =============    =============
Net income .......................   $  24,424,252        1,532,143    $  25,956,395
                                     =============    =============    =============

------------------------------------------------------------------------------------
Three Months Ended June 30, 2000
------------------------------------------------------------------------------------
Total revenue ....................   $ 128,696,703       22,495,562    $ 151,192,265
Intersegment revenue .............        (175,888)        (526,626)        (702,514)
                                     -------------    -------------    -------------
Revenue from external customers ..   $ 128,520,815       21,968,936    $ 150,489,751
                                     =============    =============    =============
Equity in income of joint ventures   $   4,760,762             --      $   4,760,762
                                     =============    =============    =============
Segment operating income .........   $  31,663,963        4,611,972    $  36,275,935
                                     =============    =============    =============
Income taxes .....................   $  11,294,493        1,775,079    $  13,069,572
                                     =============    =============    =============
Net income .......................   $  21,427,875        2,902,707    $  24,330,582
                                     =============    =============    =============


                                       Transaction
                                       processing        Support
Operating Segments                      services         services      Consolidated
------------------------------------------------------------------------------------
Six Months Ended June 30, 2001
------------------------------------------------------------------------------------
Total revenue ....................   $ 277,070,286       41,809,145    $ 318,879,431
Intersegment revenue .............        (827,593)      (1,446,549)      (2,274,142)
                                     -------------    -------------    -------------
Revenue from external customers ..   $ 276,242,693       40,362,596    $ 316,605,289
                                     =============    =============    =============
Equity in income of joint ventures   $   7,707,192             --      $   7,707,192
                                     =============    =============    =============
Segment operating income .........   $  67,179,168        4,751,749    $  71,930,917
                                     =============    =============    =============
Income taxes .....................   $  23,602,299        1,857,853    $  25,460,152
                                     =============    =============    =============
Net income .......................   $  44,785,407        3,185,609    $  47,971,016
                                     =============    =============    =============

------------------------------------------------------------------------------------
Six Months Ended June 30, 2000
------------------------------------------------------------------------------------
Total revenue ....................   $ 253,993,573       43,721,300    $ 297,714,873
Intersegment revenue .............        (259,321)      (1,106,521)      (1,365,842)
                                     -------------    -------------    -------------
Revenue from external customers ..   $ 253,734,252       42,614,779    $ 296,349,031
                                     =============    =============    =============
Equity in income of joint ventures   $   7,728,646             --      $   7,728,646
                                     =============    =============    =============
Segment operating income .........   $  59,301,417        7,499,657    $  66,801,074
                                     =============    =============    =============
Income taxes .....................   $  20,998,829        2,896,085    $  23,894,914
                                     =============    =============    =============
Net income .......................   $  40,244,960        4,742,861    $  44,987,821
                                     =============    =============    =============


     The following geographic area data represent revenues for the three and six months ended June 30, 2001 and 2000, respectively, based on the geographic locations of customers. The Company maintains property and equipment in Europe, Canada and Japan; however, substantially all property and equipment is located in the United States.

                                  Three Months Ended June 30,          Six Months Ended June 30,
--------------------------      --------------------------------    -----------------------------
(Dollars in millions)               2001              2000              2001            2000
--------------------------      --------------    --------------    ------------    -----------
United States                $     142.9             138.0             282.1           271.7
Canada*                             10.7               8.1              19.5            16.1
Mexico                               3.9               4.0               7.2             7.8
United Kingdom                       2.4               0.0               2.4             0.0
Japan                                2.3               0.0               4.8             0.0
Other                                0.3               0.4               0.6             0.7
--------------------------      ---------------   ------------    -------------     -----------
        Totals                   $  162.5             150.5            316.6           296.3
--------------------------      ===============    ===========    =============     ============

*These revenues include those generated from the Caribbean accounts owned by the Bank of Nova Scotia.

Major Customers

                                                      Three Months Ended June 30,
---------------------------- -------------------------------------------------------------------------
                                             2001                                    2000
----------------------------      -----------------------------          -----------------------------
Revenue                                            % of Total                             % of Total
(Dollars in millions)                Dollars         Revenues                Dollars        Revenues
----------------------------      ------------ ----------------          ------------- ---------------
One                            $        25.2             15.5%      $           23.0            15.3%
Two                                     21.5             13.2                   16.1            10.7
Three                                     na               na                   15.4            10.2
----------------------------      ------------ ----------------          ------------- ---------------
    Totals                     $        46.7             28.7%      $          54.5             36.2%
----------------------------      ============ ================          ============= ===============

na = not applicable.  Client represented less than 10% of total revenues.

                                                       Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------
                                             2001                                   2000
---------------------------      ------------------------------        -------------------------------
Revenue                                            % of Total                             % of Total
(Dollars in millions)                Dollars         Revenues                Dollars        Revenues
----------------------------      ------------ ----------------          ------------- ---------------
One                            $        49.5             15.7%        $         45.8            15.5%
Two                                     40.5             12.8                   30.7            10.4
Three                                     na               na                   30.5            10.3
Four                                      na               na                   32.3            10.9
----------------------------      ------------ ----------------          ------------- ---------------
    Totals                     $        90.0             28.5%        $        139.3            47.1%
----------------------------      ============ ================          ============= ===============

na = not applicable.  Client represented less than 10% of total revenues.

     For the three months ended June 30, 2001, the Company had two major customers. The two major customers for the quarter ended June 30, 2001 accounted for approximately 28.7%, or $46.7 million, of total revenues. For the three months ended June 30, 2000, TSYS had three major customers that accounted for 36.2%, or $54.5 million, of total revenues. Revenues from major customers for the periods reported are attributable to both reporting segments.

     For the  six  months  ended  June  30,  2001,  the  Company  had two  major customers. The two major customers for the six months ended June 30, 2001 accounted for approximately 28.5%, or $90.0 million, of total revenues. For the six months ended June 30, 2000, TSYS had four major customers that accounted for 47.1%, or $139.3 million, of total revenues. Revenues from major customers for the periods reported are attributable to both reporting segments.

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

     For TSYS, SFAS 133, as amended by SFAS 138, was effective January 1, 2001. On adoption, the provisions of SFAS 133 must be applied prospectively.

     The Company did not have any outstanding derivative instruments or hedging transactions at June 30, 2001. The Company is assessing the impact of SFAS 133 and SFAS 138 on anticipated hedging instruments.

     In July 2001, the FASB issued Statement No. 141 (SFAS 141), "Business Combinations," and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company has adopted the provisions of SFAS 141 immediately and expects to adopt SFAS 142 effective January 1, 2002.

     Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

     SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     And finally, any unamortized negative goodwill [and equity-method negative goodwill] existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $3.6 million, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $528,000 and $428,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Note 7 - Commitments and Contingencies

     In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. The parent of the prospective client repaid the $10.0 million advance in June 2000 by obtaining a five-year loan from Columbus Bank and Trust Company (CB&T). TSYS has agreed to guarantee the loan. As of June 30, 2001, all payments on the loan have been made timely. The remaining balance at June 30, 2001 was $8.5 million. The Company does not anticipate any negative consequences to its results of operations and financial condition as a result of its loan guarantee.

                          TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                      Ccondition and Results of Operations

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30:

                                              Percentage of   Percentage Change
                                              Total Revenues  in Dollar Amounts
                                           ------------------  ----------------
                                            2001        2000     2001 vs. 2000
                                           ------      ------  ----------------
Revenues:
  Bankcard data processing services ......  86.8 %      83.8  %      11.9 %
  Other services .........................  13.2        16.2        (12.2)
                                          -------      ------
     Total revenues ...................... 100.0       100.0          8.0
                                          -------      ------
Expenses:
  Salaries and other personnel expense ...  38.5        37.7         10.1
  Net occupancy and equipment expense ....  27.0        27.1          7.4
  Other operating expenses ...............  13.0        14.3         (1.1)
                                          -------      ------
      Total expenses .....................  78.5        79.1          7.2
                                          -------      ------
Equity in income of joint ventures .......   2.8         3.2         (6.1)
                                          -------      ------
      Operating income ...................  24.3        24.1          8.8
Nonoperating income ......................   0.3         0.8        (56.7)
                                          -------      ------
      Income before income taxes .........  24.6        24.9          6.8
Income taxes .............................   8.6         8.7          7.0
                                          -------      ------
Net income ...............................  16.0 %      16.2  %       6.7 %
                                          =======      ======

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30:
                                              Percentage of   Percentage Change
                                              Total Revenues  in Dollar Amounts
                                           ------------------  ----------------
                                            2001        2000     2001 vs. 2000
                                           ------      ------  ----------------
Revenues:
  Bankcard data processing services ..       85.7 %     84.1  %      9.0 %
  Other services .....................       14.3       15.9        (4.4)
                                          -------      ------
     Total revenues ..................      100.0      100.0         6.8
                                          -------      ------
Expenses:
  Salaries and other personnel expense       39.1       38.4         8.9
  Net occupancy and equipment expense        26.8       26.9         6.4
  Other operating expenses ...........       13.8       14.8        (0.2)
                                          -------      ------
      Total expenses .................       79.7       80.1         6.4
                                          -------      ------
Equity in income of joint ventures ...        2.4        2.6        (0.3)
                                          -------      ------
      Operating income ...............       22.7       22.5         7.7
Nonoperating income ..................        0.5        0.7       (27.9)
                                          -------      ------
      Income before income taxes .....       23.2       23.2         6.6
Income taxes .........................        8.0        8.0         6.6
                                          -------      ------
Net income ...........................       15.2 %     15.2  %      6.6 %
                                          =======      ======


     Total revenues increased $12.0 million, or 8.0%, and $20.3, or 6.8%, during the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000.

     Revenues from bankcard data processing services increased $15.0 million, or 11.9%, in the three months ended June 30, 2001, compared to the same period in 2000. During the six months ended June 30, 2001, revenues from bankcard data processing services increased $22.3 million, or 9.0%, compared to the same period in 2000. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to TSYS' processing systems. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

     The Company's revenues are also impacted by the use of value added products and services of TSYS' processing systems by clients. Value added products and services are optional features each client can choose to subscribe to in order to increase the financial performance of its portfolio. For the three months ended June 30, 2001 and 2000, value added products and services represented 12.9%, or $21.0 million, and 11.6%, or $17.4 million, of total revenues, respectively. Revenues from value added products and services were up 20.6%, or $3.6 million, for the three months ended June 30, 2001, compared to the same period in 2000. For the six months ended June 30, 2001 and 2000, value added products and services represented 13.5%, or $42.8 million, and 12.1%, or $35.7 million, of total revenues, respectively. Revenues from value added products and services were up 19.8%, or $7.1 million, for the six months ended June 30, 2001, compared to the same period in 2000. The Company changed its accounting policy for recognizing revenue for one of its value added products and services it offers clients. The Company was recognizing revenue one month in arrears. Due to historical data the Company has accumulated over a set amount of time, the Company determined that it now can estimate its current monthly revenue with some precision. During the six months ended June 30, 2001, the Company has recognized, as a result of the change, seven months of revenue, or an additional $1.4 million, for this one value added product and service.

     Average cardholder accounts on file for the three months ended June 30, 2001, were 199.2 million, an increase of approximately 4.1% over the average of
191.3 million for the same period in 2000. For the first six months of 2001, average cardholder accounts were 198.8 million, a 0.8% decrease over the 200.4 million average cardholder accounts on file for the same period last year. Cardholder accounts on file at June 30, 2001, were 202.1 million, an 11.4% increase compared to the 181.4 million accounts on file at June 30, 2000. The change in cardholder accounts on file from June 2000 to June 2001 included the deconversion of 3.7 million accounts, the addition of approximately 16.2 million accounts attributable to the internal growth of existing clients, and approximately 8.2 million accounts for new clients.

     The Company provides services to its clients including processing commercial, retail, and consumer cards. Consumer cards include Visa and MasterCard bank and debit cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. The following table summarizes TSYS' accounts on file by portfolio type:

Accounts on File Types            June 30,        June 30,
(in millions)                       2001            2000           % Change
---------------------------     -------------    ------------    --------------
Consumer                            109.4            78.7                38.8
Retail                               76.3            90.5               (15.7)
Commercial                           16.4            12.2                34.3
---------------------------     -------------    ------------
    Total                           202.1           181.4                11.4
---------------------------     =============    ============

     TSYS expects to expand its position in the consumer card, retail card and commercial card arenas. The Company's future growth in the consumer card arena is dependent upon increased card activity, new clients, international expansion and continued internal growth in clients' portfolios.

     TSYS is  positioned  as a major  third-party  processor  of  retail  cards.
Traditional retail card operations are beginning to increase the activity of their portfolios by converting inactive accounts to Visa/MasterCard consumer cards. TSYS is able to provide its extensive bankcard processing tools and techniques, as well as value-added functionality, to traditional retail card operations allowing better segmentation and potentially increased profitability for clients. TSYS does not receive as much revenue from retail clients, on a per account basis, as it does for a consumer card because it does not perform as many services for a retail portfolio as it does for a traditional consumer portfolio.

     TSYS' major retail client has converted 10.2 million of its total portfolio from traditional retail accounts to consumer accounts since June 2000. The same retail client has purged approximately 8 million inactive accounts on file.

     TSYS has a dominant market share position in the domestic Visa and MasterCard commercial card processing arena. Future growth in this area is dependent upon increased card activity with more purchasing by businesses being transacted electronically and additional firms realizing the benefits of converting their paper-based purchasing systems to electronic transactions.

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS accounts on file by region:

Accounts   on  File  by  Region     June 30,        June 30,
(in millions)                        2001            2000          % Change
---------------------------     -------------    ------------    --------------
Domestic                             179.1           165.0             8.5
Foreign                               23.0            16.4            39.7
---------------------------     -------------    ------------
  Total                              202.1           181.4            11.4
---------------------------     =============    ============

     In 2000, the Company announced the signing of The Royal Bank of Scotland Group plc (RBS) and Allied Irish Banks plc (AIB) to multiyear processing agreements. The portfolios of both clients are expected to be fully converted by the middle of the third quarter of 2001. With the completed conversions of RBS and AIB, TSYS will be one of the leading third-party international processors.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended June 30, 2001, the Company had two major customers. The two major customers for the quarter ended June 30, 2001 accounted for approximately 28.7%, or $46.7 million, of total revenues. For the three months ended June 30, 2000, TSYS had three major customers that accounted for 36.2%, or $54.5 million, of total revenues. For the six months ended June 30, 2001, the Company had two major customers. The two major customers for the six months ended June 30, 2001 accounted for approximately 28.5%, or $90.0 million, of total revenues. For the six months ended June 30, 2000, TSYS had four major customers that accounted for 47.1%, or $139.3 million, of total revenues. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     In March 2000, the Company announced its intention to launch a new, wholly owned subsidiary, DotsConnect, Inc. (DotsConnect), to focus exclusively on the electronic payments (e-payments) market. DotsConnect delivers and hosts digital solutions that enable financial services companies to reliably manage online transaction-based processes. DotsConnect is headquartered in Columbus, Georgia, with an office in Atlanta, Georgia. DotsConnect commenced operations on May 1, 2000.

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

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services decreased $3.0 million, or 12.2%, in the second quarter of 2001, compared to the second quarter of 2000. Revenues from other services decreased $2.1 million, or 4.4%, for the six months ended June 30, 2001, compared to the same period in 2000. The majority of the revenues from other services are generated by TSYS Total Solutions, Inc. (TSI). During the second quarter of 2001, one of TSI's major clients stopped outsourcing certain functions as a result of the client's need to reduce expenses. As a result, TSI's revenues were negatively impacted.

     Total expenses increased 7.2% and 6.4% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increases in operating expenses are attributable to increases in a majority of expense categories as described below.

     Employment expenses increased $5.7 million, or 10.1%, for the three months ended June 30, 2001, compared to the same period in 2000. For the six months ended June 30, 2001, employment expenses increased $10.1 million, or 8.9%, compared to the same period in 2000. The change in employment expenses consists of increases of $8.1 million and $20.3 million for the three and six months ended June 30, 2001, respectively, associated with the growth in the number of employees, normal salary increases and related benefits. These increases were partially offset by $2.4 million and $10.2 million invested in capitalized software development costs and contract acquisition costs for the three and six months ending June 30, 2001, respectively. Capitalized software development costs relate to the continued development of a commercial card system for TS2(R), which began in May 1998 and is expected to be substantially complete in the third quarter of 2001, and enhancements to expand international functionality. The average number of employees in the second quarter of 2001 increased to 4,821, a 7.9% increase over 4,467 in the same period of 2000. For the first six months of 2001, the average number of employees was 4,779, an 8.3% increase over the first six months of 2000. At July 31, 2001, TSYS had 4,679 full-time and 213 part-time employees.

     Net occupancy and equipment expense increased $3.0 million, or 7.4%, for the three months ended June 30, 2001, over the same period in 2000. For the six months ended June 30, 2001, net occupancy and equipment expense increased $5.1 million, or 6.4%, over the same period in 2000. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, remained the same in the second quarter of 2001, compared to the same period of 2000. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases.

     During 2000, the Company established a processing data center in Europe and purchased a building to house client services personnel. Although it only began processing accounts for its new European clients during the second quarter of 2001, the Company had to build the necessary infrastructure in order to begin processing those accounts in 2001. Through the first six months of 2001, the Company incurred $12.0 million of net operating expense related to the expansion in Europe.

     Other operating expenses decreased 1.1% and 0.2% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. As a result of its international expansion, professional consulting, travel and business development related expenses have increased $0.8 million for the second quarter of 2001 when compared to the same period in 2000. The same expenses increased $4.3 million for the six months ended June 30, 2001 when compared to the same period in 2000. These increased expenses were offset by cost saving initiatives that resulted in the Company reducing expenses related to rework and errors.

     TSYS' share of income from its equity in joint ventures was $4.5 million and $4.8 million for the second quarters of 2001 and 2000, respectively. For each of the six months ended June 30, 2001 and 2000, the Company's equity in income of its joint ventures was $7.7 million.

     The Company has completed negotiations with its Mexican partners to restructure its Mexican joint venture agreement whereby TSYS will process for the member banks directly instead of processing through the joint venture. The joint venture will continue to print statements and provide card-issuing services to the joint venture clients. The Company is now in the process of executing contracts with each member bank. Prior to all of the contracts being executed, the Company will continue to provide services to its clients under the prior arrangement. The net effect of the restructuring will be minimal and should result in a decrease in equity in income of joint ventures while bankcard processing revenues should increase. The new restructured arrangement is expected to take place during 2001.

     There remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest income of $638,000 and $2,000 of interest expense for the second quarter of 2001. During the second quarter of 2000, interest income, net, included interest income of $1.1 million and no interest expense. For the six months ended June 30, 2001 and 2000, respectively, interest expense was $2,000 and $34,000, and interest income was $1.6 million and $2.1 million. The decrease in interest income for the six months ending June 30, 2001, as compared to the same period in 2000, was primarily the result of decreased levels of cash available for investment and changes in interest rates.

     Operating income increased 8.8% and 7.7% for the three and six months ended June 30, 2001, respectively, over the same periods in 2000. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues.

     TSYS' effective income tax rate for the second quarter of 2001 was 35.0%, compared to 34.9% for the same period in 2000. For each of the six months ended June 30, 2001 and 2000, the effective tax rate was 34.7%.

     Net income for the three months ended June 30, 2001, increased 6.7% to $26.0 million, or basic and diluted earnings per share of $.13, compared to $24.3 million, or basic and diluted earnings per share of $.12, for the same period in 2000. Net income for the first six months of 2001 increased 6.6% to $48.0 million, up from $45.0 million for the same period last year. Basic and diluted earnings per share for the first six months of 2001 increased to $.25, up from $.23 for the same period of 2000. The Company expects its 2001 net income to exceed 2000 net income by approximately 20 percent. This anticipated increase in net income is based in part upon the following assumptions: a 10-12% internal growth rate for existing clients; an approximately 50% increase in international revenues on an annualized basis; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings, including stored value and e-commerce; and increasing the total cardholder base to approximately 213 million accounts. The Company also expects to grow its net income by 20-25% each year for the years 2002 and 2003.

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

     During the second quarter of 2001, TSYS purchased property and equipment of $9.6 million for total purchases of $15.7 million for the first six months of 2001. Additions to computer software during the second quarter were $12.7 million, bringing the total additions for 2001 to $29.8 million. Of the $12.7 million computer software additions made during the second quarter, $8.7 million was for purchased software and $4.0 million was related to investments in internally developed software, bringing the totals for the first six months of 2001 to $22.7 million for purchased software and $7.1 million for internally developed software.

     During the first half of 2001, the Company made investments in contract acquisition costs of $11.7 million compared to $254,000 for the first six months of 2000. In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. In June 2000, the parent of the prospective client repaid the $10.0 million advance by obtaining a five-year loan from CB&T. TSYS has agreed to guarantee the loan. As of June 30, 2001, all payments on the loan have been made timely. The remaining balance at June 30, 2001 was $8.5 million. The Company does not anticipate any negative consequences to its results of operations and financial condition as a result of its loan guarantee.

     Dividends on common stock of $3.0 million were paid in the second quarter of 2001, bringing the total amount of dividends paid year to date to $5.4 million. On February 26, 2001, the Company announced a 20% increase in its quarterly cash dividend from $0.0125 to $0.0150 per share. On April 13, 2000, the Company announced a 25% increase in its quarterly cash dividend from $0.01 to $0.0125 per share.

     In October 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock from time to time and at various prices over the next 24 months. Shares repurchased could be utilized to fund TSYS' various stock option and other compensation arrangements or used for other purposes, including potential acquisitions. The maximum of 1.5 million shares represents approximately five percent of the shares of TSYS common stock held by shareholders other than TSYS' affiliates, including CB&T. The Company will use internally generated cash to fund the purchases. During the first six months of 2001, the Company did not purchase any shares under this plan. Since the plan was announced, the Company has purchased 207,500 shares for $3.4 million.

     The Company entered into an operating lease agreement relating to the corporate campus. The lease provides for a substantial residual value guarantee, up to $81.3 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company.

     In July 2000, TSYS broke ground on a 32,000 square foot childcare facility which will be located on the northeast corner of the campus. The new facility offers the Company's employees an alternative option for childcare needs. The facility was completed and opened in August 2001 at a cost of approximately $3.5 million. The Company will be able to recoup its building costs through future state tax credits from the state of Georgia for setting up a company-sponsored childcare facility.

     In March 2001, the Company announced plans to move its printing subsidiary, Columbus Productions, Inc. (CPI), and its materials management division into a new building in east Columbus. The 61,000 square-foot building was completed in August 2001 at a cost of approximately $3.7 million. In conjunction with the move, CPI sold its existing location for $960,000. While waiting on construction of the new building to be completed, CPI is leasing the existing facility from the new owner.

     In September 1999, Synovus Financial Corp. (Synovus) completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services are being marketed under the name TSYS Total Debt Management, Inc. through the Company and its wholly owned subsidiary, TSI, for which Synovus paid TSYS a management fee of $375,000 and $749,000 for the three and six months ended June 30, 2001, respectively, compared to $439,000 and $877,000 for the same periods last year.

     In May 2000, Synovus completed the acquisition of ProCard, Inc. (ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard's software solutions have been integrated into TSYS' processing solutions and offer TSYS the opportunity to further expand its services to ProCard's clients. The Company assists in managing ProCard, for which the Company was paid a management fee of $76,000 and $152,000 by Synovus for the three and six months ended June 30, 2001, respectively.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With its entrance into the Asian card processing market, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." TSYS is in the planning stages of the double byte project. Management expects to spend $10-15 million on the project. To date, the Company has expensed approximately $2.3 million. The Company expects to complete the project by the end of the second quarter of 2002.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.7:1. At June 30, 2001, TSYS had working capital of $75.3 million compared to $63.7 million at December 31, 2000.

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

                          TOTAL SYSTEM SERVICES, INC.
      Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     The foreign currency financial statements of TSYS' foreign operations in Mexico, Canada and Japan are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive loss. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes in Mexico, Canada or Japan because TSYS believes that the use of such instruments would not be cost effective. TSYS' carrying value of its investment in its Mexican joint venture was approximately $3.5 million (U.S.) at June 30, 2001, and the carrying value of the assets of its Canadian operation was approximately $285,000 (U.S.) at June 30, 2001.

     TSYS opened a branch office in Japan ("TSYS Japan") in an effort to expand its business in the Asia Pacific region. At June 30, 2001, the carrying value of the assets of TSYS Japan's operations was approximately $291,000 (U.S.)

     TSYS acquired a controlling interest in an established electronic payments company in Japan, GP Network Corporation (GP Net), for a total of $4.8 million. The carrying value of the assets of GP Net was approximately $5.6 million (U.S.) at June 30, 2001.

     TSYS opened an office in the United Kingdom in 1999, which serves as the headquarters for its European operations. During 2000, TSYS purchased a building and machinery for approximately $13.0 million. TSYS also signed The Royal Bank of Scotland Group plc and Allied Irish Banks plc to process their respective portfolios beginning in 2001. Currently, TSYS does not use instruments to hedge its foreign exposure in the United Kingdom. The carrying value of the assets of TSYS' operation in Europe was approximately $70.4 million (U.S.) at June 30, 2001.

     TSYS is also exposed to interest rate risk associated with the lease on its campus facilities. The payments under the operating lease arrangement are tied to the London Interbank Offered Rate ("LIBOR"), and TSYS evaluates the hypothetical change in the lease obligation held at June 30, 2001 due to changes in the LIBOR. The modeling technique used measured hypothetical changes in lease obligations arising from selected hypothetical changes in the LIBOR. Market changes reflected immediate hypothetical parallel shifts in the LIBOR curve of plus or minus 50 basis points, 100 basis points and 150 basis points over a 12-month period.

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information
          Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 19, 2001. There were three proposals voted on at the meeting.

     Proposal I voted on at the meeting was the election of seven directors. Following is a tabulation of votes for each nominee:

                                                                     WITHHELD
                                                                     AUTHORITY
NOMINEE                             VOTES FOR                         TO VOTE
-----------------------            -------------                    -----------
Thomas G. Cousins                   187,410,071                         92,725
Sidney E. Harris                    187,405,208                         97,588
Alfred W. Jones III                 187,383,508                        119,288
Mason H. Lampton                    187,257,966                        244,830
William B. Turner                   187,425,418                         77,378
James D. Yancey                     187,432,987                         69,809
Rebecca K. Yarbrough                187,347,188                        155,608


     Proposal II voted on at the meeting was the proposal to approve the Synovus Financial Corp. Executive Bonus Plan. Following is a tabulation of votes:

                For                         186,714,747
                Against                         583,585
                Abstain                         204,464

     Proposal III voted on at the meeting was the proposal to approve the DotsConnect, Inc. 2000 Long-Term Incentive Plan. Following is a tabulation of votes:

                For                         186,463,223
                Against                         834,542
                Abstain                         205,031

                          TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

  a) Forms 8-K filed since the previous Form 10-Q filing.

     1. The report dated July 17, 2001 included the following important event:

         On July 17, 2001, Total System Services, Inc.("Registrant") issued a press release with respect to its second quarter 2001 earnings.

                          TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TOTAL SYSTEM SERVICES, INC.

Date:  August 13, 2001                              by:  /s/ Richard W. Ussery
                                                    ---------------------------
                                                        Richard W. Ussery
                                                        Chairman of the Board
                                                          and Chief Executive
                                                          Officer


Date:  August 13, 2001                              by:  /s/ James B. Lipham
                                                    ---------------------------
                                                        James B. Lipham
                                                        Chief Financial Officer