Form 10-Q
period 2001-09-30
TOTAL SYSTEM SERVICES INC
filed 2001-11-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:        September 30, 2001
                               ------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                          to
                               ------------------------------------------------

Commission  file number                       1-10254
                       --------------------------------------------------------

                                   [TSYS LOGO]
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [ X] No [ ]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                     OUTSTANDING AS OF: November 13, 2001
-----------------------------------       -------------------------------------
Common Stock, $.10 par value                                   194,778,670

                                 [TSYS LOGO]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                             Page
                                                                                            Number
Part I. Financial Information
         Item 1. Financial Statements

                  Consolidated Balance Sheets (unaudited) - September 30, 2001 and December
                        31, 2000 ..........................................................    3

                  Consolidated Statements of Income (unaudited) - Three months and Nine months ended September 30, 2001 and September 30, 2000
                                                                                               4

                  Consolidated Statements of Cash Flows (unaudited) - Nine months ended
                        September 30, 2001 and 2000 .......................................    6

                  Notes to Unaudited Consolidated Financial Statements ....................    7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations .................................................................   16

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............   30

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K .........................................   31

Signatures ................................................................................   32


                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,     December 31,
                                                                                      2001             2000
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents (includes $61.2 million and $74.6 million on deposit with a related party at 2001 and 2000, respectively)
                                                                                 $  66,552,001       80,071,895
  Accounts receivable, net of allowance for doubtful accounts of  $3.0 million
     and $2.7 million at 2001 and 2000, respectively .........................     125,055,592      100,691,083
  Prepaid expenses and other current assets ..................................      32,165,664       30,192,248
                                                                                 -------------    -------------
      Total current assets ...................................................     223,773,257      210,955,226
Property and equipment, less accumulated depreciation and amortization of
  $107.1 million and $94.8 million at 2001 and 2000, respectively ............     119,538,395      110,971,777
Computer software, less accumulated amortization of  $103.6 million and $97.7
  million at 2001 and 2000, respectively .....................................     158,184,220      145,454,042
Deferred income tax assets ...................................................       9,628,994       11,104,254
Other assets .................................................................     132,168,859      125,907,383
                                                                                 -------------    -------------
      Total assets ...........................................................   $ 643,293,725      604,392,682
                                                                                 =============    =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ...........................................................   $  25,302,350       43,935,426
  Accrued salaries and employee benefits .....................................      34,635,172       45,202,518
  Other current liabilities (includes $2.4 million payable to related parties
     at 2001 and 2000, respectively) .........................................      67,891,951       58,162,646
                                                                                 -------------    -------------
      Total current liabilities ..............................................     127,829,473      147,300,590
Deferred income tax liabilities ..............................................      39,682,403       34,841,622
Other long-term liabilities ..................................................            --         10,652,600
                                                                                 -------------    -------------
      Total liabilities ......................................................     167,511,876      192,794,812
                                                                                 -------------    -------------
Minority interest in consolidated subsidiary .................................       2,532,379        2,583,682
                                                                                 -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 300,000,000 shares; 195,079,087 issued at 2001 and 2000, respectively; 194,778,670 and 194,738,870
     outstanding at 2001 and 2000, respectively ..............................      19,507,909       19,507,909
  Additional paid-in capital .................................................       7,241,268        6,998,100
  Accumulated other comprehensive loss .......................................      (2,347,560)      (1,613,681)
  Treasury stock .............................................................      (3,533,325)      (3,594,683)
  Retained earnings ..........................................................     452,381,178      387,716,543
                                                                                 -------------    -------------
     Total shareholders' equity ..............................................     473,249,470      409,014,188
                                                                                 -------------    -------------
     Total liabilities and shareholders' equity ..............................   $ 643,293,725      604,392,682
                                                                                 =============    =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                                                  TOTAL SYSTEM SERVICES, INC.
                                               Consolidated Statements of Income
                                                          (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended,
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                      2001              2000
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Bankcard data processing services (includes $10.8 million and $11.6
       million from related parties for 2001 and 2000, respectively) ..........   $ 143,363,960      126,251,382
   Other services (includes $1.5 million and $1.8 million from related
     parties for 2001 and 2000, respectively) .................................      19,590,469       22,707,215
                                                                                  -------------    -------------
      Total revenues ..........................................................     162,954,429      148,958,597


Expenses:
  Salaries and other personnel expense ........................................      66,849,672       63,288,206
  Net occupancy and equipment expense .........................................      41,346,429       38,910,480
  Other operating expenses (includes $1.5 million and $2.4 million to related
     parties for 2001 and 2000, respectively) .................................      21,277,830       21,383,610
                                                                                  -------------    -------------
      Total expenses ..........................................................     129,473,931      123,582,296
                                                                                  -------------    -------------
Equity in income of joint ventures ............................................       4,602,865        3,290,956
                                                                                  -------------    -------------
      Operating income ........................................................      38,083,363       28,667,257
                                                                                  -------------    -------------
Nonoperating income (expense):
 Gain (loss) on disposal of equipment, net ....................................             392         (610,452)
 Interest income, net (includes $541,000 and $1,372,000 million from a
     related party for 2001 and 2000, respectively) ...........................         597,700        1,493,358
 Minority interest in consolidated subsidiary's net income ....................         (82,132)         (42,319)
 Other, net ...................................................................          16,121             --
                                                                                  -------------    -------------
      Total nonoperating income ...............................................         532,081          840,587
                                                                                  -------------    -------------
      Income before income taxes ..............................................      38,615,444       29,507,844
  Income taxes ................................................................      13,157,128       10,441,259
                                                                                  -------------    -------------
      Net income ..............................................................   $  25,458,316       19,066,585
                                                                                  =============    =============
      Basic earnings per share ................................................   $         .13              .10
                                                                                  =============    =============
      Diluted earnings per share ..............................................   $         .13              .10
                                                                                  =============    =============
      Weighted average common shares outstanding ..............................     194,778,566      194,781,635
      Increase due to assumed issuance of shares related to stock options
        outstanding ...........................................................         934,337          484,536
                                                                                  -------------    -------------
      Weighted average common and common equivalent shares outstanding ........     195,712,903      195,266,171
                                                                                  =============    =============
      Cash dividends per common share .........................................   $        .015             .013
                                                                                  =============    =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                       Nine months ended,
                                                                                         September 30,
                                                                               ------------------------------------
                                                                                    2001             2000
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Bankcard data processing services (includes $32.8 million and $32.3
       million from related parties for 2001 and 2000, respectively) ........   $ 414,790,543      375,350,392
   Other services (includes $4.9 million and $5.0 million from related
     parties for 2001 and 2000, respectively) ...............................      64,769,175       69,957,237
                                                                                -------------    -------------
      Total revenues ........................................................     479,559,718      445,307,629
                                                                                -------------    -------------

Expenses:
  Salaries and other personnel expense ......................................     190,652,160      176,981,570
  Net occupancy and equipment expense .......................................     126,266,071      118,739,781
  Other operating expenses (includes $5.6 million and $7.4 million to related
     parties for 2001 and 2000, respectively) ...............................      64,937,264       65,137,548
                                                                                -------------    -------------
      Total expenses ........................................................     381,855,495      360,858,899
                                                                                -------------    -------------
Equity in income of joint ventures ..........................................      12,310,057       11,019,602
                                                                                -------------    -------------
      Operating income ......................................................     110,014,280       95,468,332
                                                                                -------------    -------------
Nonoperating income (expense):
 Gain (loss) on disposal of equipment, net ..................................         (93,198)        (591,871)
 Interest income, net (includes $1,972,000 and $3,318,000 from a related
     party for 2001 and 2000, respectively) .................................       2,242,098        3,556,438
 Minority interest in consolidated subsidiary's net income ..................         (91,563)         (42,319)
 Other, net .................................................................         (25,005)            --
                                                                                -------------    -------------
      Total nonoperating income .............................................       2,032,332        2,922,248
                                                                                -------------    -------------
      Income before income taxes ............................................     112,046,612       98,390,580
  Income taxes ..............................................................      38,617,280       34,336,172
                                                                                -------------    -------------
      Net income ............................................................   $  73,429,332       64,054,408
                                                                                =============    =============
      Basic earnings per share ..............................................   $         .38              .33
                                                                                =============    =============
      Diluted earnings per share ............................................   $         .38              .33
                                                                                =============    =============
      Weighted average common shares outstanding ............................     194,770,776      194,794,598
      Increase due to assumed issuance of shares related to stock options
        outstanding .........................................................         878,532          490,900
                                                                                -------------    -------------
      Weighted average common and common equivalent shares outstanding ......     195,649,308      195,285,498
                                                                                =============    =============
      Cash dividends per common share .......................................   $        .045             .035
                                                                                =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                  Nine months ended,
                                                                                    September 30,
                                                                          -------------------------------
                                                                               2001            2000
-----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income ..........................................................   $ 73,429,332      64,054,408
  Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest in consolidated subsidiary's net income ........         91,563          42,319
      Equity in income of joint ventures ..............................    (12,310,056)    (11,019,602)
      Depreciation and amortization ...................................     40,151,808      37,391,774
      Provision for doubtful accounts .................................        394,345       1,240,629
      Deferred income tax expense (benefit) ...........................      6,316,041       3,195,328
      (Gain) loss on disposal of equipment, net .......................         93,198         591,871
    (Increase) decrease in:
      Accounts receivable .............................................    (24,758,854)      2,996,754
      Prepaid expenses and other assets ...............................        911,980      (1,225,211)
    Increase (decrease) in:
      Accounts payable ................................................    (29,285,676)     (2,771,770)
      Accrued expenses and other current liabilities ..................     (1,009,838)     15,775,980
                                                                          ------------    ------------
          Net cash provided by operating activities ...................     54,023,843     110,272,480
                                                                          ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment ..................................    (24,127,157)    (11,846,500)
  Additions to computer software ......................................    (34,066,439)    (29,773,766)
  Proceeds from disposal of equipment .................................        962,387          27,898
  Cash acquired in acquisition of subsidiary ..........................           --           623,364
  Dividends received from joint ventures ..............................     10,410,281       5,369,192
  Repayment of contract acquisition costs .............................           --        10,000,000
  Increase in contract acquisition costs ..............................    (12,709,917)    (39,845,833)
                                                                          ------------    ------------
          Net cash used in investing activities .......................    (59,530,845)    (65,445,645)
                                                                          ------------    ------------

Cash flows from financing activities:
     Repurchase of common stock .......................................           --        (1,397,963)
     Principal payments on long-term debt and capital lease obligations           --          (204,286)
     Dividends paid on common stock ...................................     (8,277,257)     (6,332,071)
     Proceeds from exercise of stock options ..........................        264,365          24,088
                                                                          ------------    ------------
          Net cash used in financing activities .......................     (8,012,892)     (7,910,232)
                                                                          ------------    ------------
          Net increase (decrease) in cash and cash equivalents ........   $(13,519,894)     36,916,603
Cash and cash equivalents at beginning of year ........................     80,071,895      54,903,107
                                                                          ------------    ------------
Cash and cash equivalents at end of year ..............................   $ 66,552,001      91,819,710
                                                                          ============    ============
     Cash paid for interest (net of capitalized amounts) ..............   $     30,749          37,837
                                                                          ============    ============
     Cash paid for income taxes (net of refunds received) .............   $ 22,086,953      33,841,211
                                                                          ============    ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R)); its wholly owned subsidiaries, Columbus Depot Equipment Company (SM) (CDEC(SM)), TSYS Total Solutions (R), Inc.(TSI), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TCI) and DotsConnect, Inc. (DotsConnect); and its majority owned foreign subsidiary, GP Network Corporation (GP Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 2000 annual report previously filed on Form 10-K.

Note 2 - Supplementary Balance Sheet Information

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                       September 30, 2001     December 31, 2000
                                      --------------------   -------------------
Contract acquisition costs, net          $   10,487,673     $      9,644,657
Prepaid expenses                              9,469,320           12,377,875
Other                                        12,208,671            8,169,716
                                      --------------------   -------------------
  Total                                  $   32,165,664     $     30,192,248
                                      ====================   ===================

     Significant components of other assets are summarized as follows:

                                        September 30, 2001    December 31, 2000
                                      ---------------------   ------------------
Contract acquisition costs, net          $   66,488,159     $     65,434,739
Equity investments, net                      46,113,712           45,631,679
Other                                        19,566,988           14,840,965
                                      ---------------------   ------------------
  Total                                  $  132,168,859     $    125,907,383
                                      =====================   ==================


     Significant components of other current liabilities are summarized as follows:

                                        September 30, 2001    December 31, 2000
                                      ----------------------  -----------------
Customer postage deposits                $   20,249,784     $      18,751,617
Transaction processing provisions             8,339,258            11,886,312
Other                                        39,302,909            27,524,717
                                      ---------------------    -----------------
 Total                                   $   67,891,951     $      58,162,646
                                      =====================    =================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended September 30 is as follows:

                                            2001                     2000
                                        ---------------       ------------------
Net income                              $ 25,458,316         $     19,066,585
Other comprehensive income (loss):
Foreign currency translation adjustments,
  net of tax                               2,060,336                    8,004
                                        ---------------        -----------------
  Comprehensive income                  $ 27,518,652         $     19,074,589
                                        ===============        =================

     Comprehensive income for the nine months ended September 30 is as follows:

                                             2001                     2000
                                        --------------         -----------------
Net income                              $ 73,429,332    $          64,054,408
Other comprehensive income (loss):
Foreign currency translation adjustments,
  net of tax                                (733,879)                (158,547)
                                        --------------         -----------------
  Comprehensive income                  $ 72,695,453    $          63,895,861
                                        ==============         =================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive loss are as follows:

                   Balance at         Pretax                   Balance at
               December 31, 2000      amount   Tax benefit  September 30, 2001
  ------------------------------------------------------------------------------
Foreign currency
 translation
 adjustments      ($1,613,681)      (1,159,457)   425,578     ($2,347,560)
             ====================  ============  =========   ==============


Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131). Through online accounting and bankcard data processing systems, Total System Services, Inc. provides card processing and electronic commerce services to card-issuing institutions in the United States, Mexico, Canada, Honduras, United Kingdom, Ireland and the Caribbean. TSYS' subsidiaries provide support services including correspondence processing, commercial printing and equipment leasing. Segments are identified based on the services provided. Transaction processing services account for approximately 85% or more of financial activity in all the quantitative thresholds required to be measured under SFAS 131 for the three months and nine months ended September 30, 2001 and 2000.

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

                                                      Transaction                   Support
Operating Segments                                processing services              services                      Consolidated
---------------------------------------------------------------------------------------------------------------------------------
At September 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $             632,361,610                55,530,920       $           687,892,530
Intersegment eliminations                                   (44,472,673)                 (126,132)                  (44,598,805)
                                               --------------------------   ------------------------     ------------------------
Total assets                                  $             587,888,937                55,404,788       $           643,293,725
                                               ==========================   ========================     ========================

---------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $             590,065,183                 57,738,614      $           647,803,797
Intersegment eliminations                                   (43,264,302)                  (146,813)                 (43,411,115)
                                               --------------------------   ------------------------     ------------------------
Total assets                                  $             546,800,881                 57,591,801      $           604,392,682
                                               ==========================   ========================     ========================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $             145,706,474                 18,360,603      $           164,067,077
Intersegment revenue                                           (352,292)                  (760,356)                  (1,112,648)
                                               --------------------------   ------------------------     ------------------------
Revenue from external customers               $             145,354,182                 17,600,247      $           162,954,429
                                               ==========================   ========================     ========================
Equity in income of joint ventures            $               4,602,865                          -      $             4,602,865
                                               ==========================   ========================     ========================
Segment operating income                      $              37,337,210                    746,153      $            38,083,363
                                               ==========================   ========================     ========================
Income taxes                                  $              13,130,377                     26,751      $            13,157,128
                                               ==========================   ========================     ========================
Net income                                    $              24,637,767                    820,549      $            25,458,316
                                               ==========================   ========================     ========================

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $            128,878,631                 21,005,240       $          149,883,871
Intersegment revenue                                          (464,801)                  (460,473)                    (925,274)
                                               --------------------------   ------------------------     ------------------------
Revenue from external customers               $            128,413,830                 20,544,767       $          148,958,597
                                               ==========================   ========================     ========================
Equity in income of joint ventures            $              3,290,956                          -       $            3,290,956
                                               ==========================   ========================     ========================
Segment operating income                      $             26,048,780                  2,618,477       $           28,667,257
                                               ==========================   ========================     ========================
Income taxes                                  $              9,421,906                  1,019,353       $           10,441,259
                                               ==========================   ========================     ========================
Net income                                    $             17,379,106                  1,687,479       $           19,066,585
                                               ==========================   ========================     ========================



                                                      Transaction                   Support
Operating Segments                              processing services                services                   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $             422,776,760                 60,169,748      $           482,946,508
Intersegment revenue                                         (1,179,885)                (2,206,905)                  (3,386,790)
                                               --------------------------   ------------------------     ------------------------
Revenue from external customers               $             421,596,875                 57,962,843      $           479,559,718
                                               ==========================   ========================     ========================
Equity in income of joint ventures            $              12,310,057                          -      $            12,310,057
                                               ==========================   ========================     ========================
Segment operating income                      $             104,516,378                  5,497,902      $           110,014,280
                                               ==========================   ========================     ========================
Income taxes                                  $              36,732,675                  1,884,605      $            38,617,280
                                               ==========================   ========================     ========================
Net income                                    $              69,423,174                  4,006,158      $            73,429,332
                                               ==========================   ========================     ========================

---------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $            382,872,204                 64,726,541       $          447,598,745
Intersegment revenue                                          (724,122)                (1,566,994)                  (2,291,116)
                                               --------------------------   ------------------------     ------------------------
Revenue from external customers               $            382,148,082                 63,159,547       $          445,307,629
                                               ==========================   ========================     ========================
Equity in income of joint ventures            $             11,019,602                          -       $           11,019,602
                                               ==========================   ========================     ========================
Segment operating income                      $             85,350,197                 10,118,135       $           95,468,332
                                               ==========================   ========================     ========================
Income taxes                                  $             30,420,735                  3,915,437       $           34,336,172
                                               ==========================   ========================     ========================
Net income                                    $             57,624,066                  6,430,342       $           64,054,408
                                               ==========================   ========================     ========================


     The following geographic area data represent revenues for the three and nine months ended September 30, 2001 and 2000, respectively, based on the geographic locations of customers.

                                    Three Months Ended September 30,                  Nine Months Ended September 30,
  --------------------------------------------------------------------------   ----------------------------------------------
     (Dollars in millions)                2001                  2000                  2001                    2000
  ----------------------------    ---------------------  -------------------   -------------------   ------------------------
  United States                  $        137.9                135.6                 419.9                    407.3
  Canada*                                   9.0                  8.4                  28.5                     24.5
  United Kingdom                            9.4                  0.0                  11.9                      0.0
  Mexico                                    3.9                  4.1                  11.1                     11.9
  Japan                                     2.4                  0.6                   7.2                      0.6
  Other                                     0.4                  0.3                   1.0                      1.0
  ----------------------------    ---------------------  -------------------   -------------------   ------------------------
      Totals                     $        163.0                149.0                 479.6                    445.3
  ----------------------------    =====================  ===================   ===================   ========================

*These revenues include those generated from the Caribbean accounts owned by a Canadian institution.

     The Company  maintains  property  and  equipment in United  States,  United
Kingdom, Canada and Japan. The following geographic area data represent net property and equipment balances by region:

                                        At September 30,        At December 31,
--------------------------------    ---------------------- ---------------------
(Dollars in millions)                        2001                     2000
---------------------------------    --------------------- ---------------------
United States                      $         91.3                     93.3
United Kingdom                               21.3                     16.7
Canada                                        6.2                      0.1
Japan                                         0.7                      0.7
---------------------------------    ---------------------  --------------------
  Totals                          $         119.5                    110.8
---------------------------------    =====================  ====================

Major Customers

     For the three months ended September 30, 2001, the Company had two major customers which accounted for approximately 27.9%, or $45.4 million, of total revenues. For the three months ended September 30, 2000, TSYS had three major customers that accounted for 37.4%, or $55.6 million, of total revenues. Revenues from major customers for the periods reported are attributable to both reporting segments.


                                                           Three Months Ended September 30,
  -----------------------------------------------------------------------------------------------------------
                                                        2001                                   2000
  ----------------------------------    -------------------------------------  ------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
  ----------------------------------    -------------------------------------  ------------------------------
  One                                  $        24.9             15.3%       $          23.1            15.5%
  Two                                           20.5             12.6                   17.1            11.5
  Three                                           na               na                   15.4            10.4
  ----------------------------------    -------------------------------        -------------------------------
      Totals                           $        45.4             27.9%       $          55.6            37.4%
  ----------------------------------    ===============================        ===============================

na = not applicable.  Client represented less than 10% of total revenues.

     For the nine months ended September 30, 2001, the Company had two major customers which accounted for approximately 28.2%, or $135.4 million, of total revenues. For the nine months ended September 30, 2000, TSYS had three major customers that accounted for 36.5%, or $162.7 million, of total revenues. Revenues from major customers for the periods reported are attributable to both reporting segments.

                                                           Nine Months Ended September  30,
  -----------------------------------------------------------------------------------------------------------
                                                        2001                                   2000
  ----------------------------------    -------------------------------------  ------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
  ----------------------------------    -------------------------------------  ------------------------------
  One                                  $        74.4             15.5%       $          68.9            15.5%
  Two                                           61.0             12.7                   47.8            10.7
  Three                                           na               na                   46.0            10.3
  ----------------------------------    -------------------------------        -------------------------------
      Totals                           $       135.4             28.2%       $         162.7            36.5%
  ----------------------------------    ===============================        ===============================

na = not applicable.  Client represented less than 10% of total revenues.

Note 5 - Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleged, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The parties have reached a settlement of the litigation. On September 21, 2001, the Magistrate Judge for the United States District Court for the Southern District of Mississippi issued an order of final approval of that settlement pursuant to Rule 23(e) of the Federal Rules of Civil Procedure. Payments to settle the litigation were substantially covered by insurance.

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

     For TSYS, SFAS 133, as amended by SFAS 138, was effective January 1, 2001. On adoption, the provisions of SFAS 133 must be applied prospectively. The Company did not have any outstanding derivative instruments or hedging transactions at September 30, 2001. The Company is assessing the impact of SFAS 133 and SFAS 138 on anticipated hedging instruments.

     In July 2001, the FASB issued Statement No. 141 (SFAS 141), "Business Combinations," and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has adopted the provisions of SFAS 141 effective July 1, 2001 and expects to adopt SFAS 142 effective January 1, 2002.

     Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

     SFAS 141 will require, upon adoption of SFAS 142, the Company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. And finally, any unamortized negative goodwill [and equity-method negative goodwill], existing at the date SFAS 142 is adopted, must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $3.6 million which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $528,000 and $642,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of leases.

     SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS 143 will have a material effect on its financial condition or results of operations.

     In October 2001, the FASB issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

     SFAS 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

     SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. Management does not anticipate the adoption of SFAS 144 will have a material effect on its financial condition or results of operations.

Note 7 - Commitments and Contingencies

     In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. The parent of the prospective client repaid the $10.0 million advance in June 2000 by obtaining a five-year loan from Columbus Bank and Trust Company (CB&T). TSYS has agreed to guarantee the loan. As of September 30, 2001, all payments on the loan have been made timely. The remaining balance at September 30, 2001 was $8.0 million. The Company does not anticipate any negative consequences to its results of operations and financial condition as a result of its loan guarantee.

Note 8 - Subsequent Event

     In November 2001, TSYS announced its decision to integrate the operations of two of its subsidiaries, DotsConnect and Total Solutions, into two separate divisions of TSYS. The functions of both subsidiaries will remain the same - one supporting e-commerce and the other supporting customer care and business process management solutions. The decision was made to better serve TSYS' clients through a more productive and efficient process. The integration will become effective January 1, 2002.

                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30:

                                           Percentage of       Percentage Change
                                           Total Revenues      in Dollar Amounts
                                         ------------------    -----------------
                                            2001     2000        2001 vs. 2000
                                           ------  -------     -----------------
Revenues:
  Bankcard data processing services ..      88.0 %  84.8  %         13.6 %
  Other services .....................      12.0    15.2           (13.7)
                                           ------ -------
   Total revenues ....................     100.0   100.0             9.4
                                           ------ -------
Expenses:
  Salaries and other personnel expense      41.0    42.5             5.6
  Net occupancy and equipment expense       25.4    26.1             6.3
  Other operating expenses ...........      13.1    14.4             0.5
                                           ------ -------
   Total expenses ....................      79.5    83.0             4.8
                                           ------ -------
Equity in income of joint ventures ...       2.9     2.2            39.9
                                           ------ -------
  Operating income ...................      23.4    19.2            32.8
Nonoperating income ..................       0.3     0.6           (36.7)
                                           ------ -------
  Income before income taxes .........      23.7    19.8            30.9
Income taxes .........................       8.1     7.0            26.0
                                           ------ -------
  Net income .........................      15.6 %  12.8  %         33.5 %
                                           ====== =======

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30:

                                           Percentage of       Percentage Change
                                           Total Revenues      in Dollar Amounts
                                         ------------------    -----------------
                                            2001     2000        2001 vs. 2000
                                           ------  -------     -----------------
Revenues:
  Bankcard data processing services ..      86.5 %  84.3  %          10.5 %
  Other services .....................      13.5    15.7             (7.4)
                                           ------ -------
     Total revenues ..................     100.0   100.0              7.7
                                           ------ -------
Expenses:
  Salaries and other personnel expense      39.8    39.7              7.7
  Net occupancy and equipment expense       26.3    26.7              6.3
  Other operating expenses ...........      13.5    14.6             (0.3)
                                           ------ -------
      Total expenses .................      79.6    81.0              5.8
                                           ------ -------
Equity in income of joint ventures ...       2.6     2.4             11.7
                                           ------ -------
      Operating income ...............      23.0    21.4             15.2
Nonoperating income ..................       0.4     0.7            (30.5)
                                           ------ -------
      Income before income taxes .....      23.4    22.1             13.9
Income taxes .........................       8.1     7.7             12.5
                                           ------ -------
Net income ...........................      15.3 %  14.4  %          14.6 %
                                           ====== =======


     Total revenues increased $14.0 million, or 9.4%, and $34.3, or 7.7%, during the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

     Revenues from bankcard data processing services increased $17.1 million, or 13.6%, for the three months ended September 30, 2001, compared to the same period in 2000. During the nine months ended September 30, 2001, revenues from bankcard data processing services increased $39.4 million, or 10.5%, compared to the same period in 2000. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to TSYS' processing systems. Processing contracts with large customers, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

     The Company's revenues are also impacted by the use of value added products and services of TSYS' processing systems by clients. Value added products and services are optional features each client can choose to subscribe to in order to increase the financial performance of its portfolio. For the three months ended September 30, 2001 and 2000, value added products and services represented 12.9%, or $21.1 million, and 12.4%, or $18.5 million, of total revenues, respectively. Revenues from value added products and services were up 13.7%, or $2.6 million, for the three months ended September 30, 2001, compared to the same period in 2000. For the nine months ended September 30, 2001 and 2000, value added products and services represented 13.3%, or $63.8 million, and 12.2%, or $54.2 million, of total revenues, respectively. Revenues from value added products and services were up 17.8%, or $9.6 million, for the nine months ended September 30, 2001, compared to the same period in 2000. The Company changed its accounting policy for recognizing revenue for one of the value added products and services it offers clients. The Company was recognizing revenue one month in arrears. Due to historical data the Company has accumulated over a set amount of time, the Company determined that it now can estimate its current monthly revenue with some precision. During the nine months ended September 30, 2001, the Company has recognized, as a result of the change, ten months of revenue, or an additional $1.4 million, for this one value added product and service.

     Average cardholder accounts on file for the three months ended September 30, 2001 were 210.7 million, an increase of approximately 14.1% over the average of 184.6 million for the same period in 2000. For the first nine months of 2001, average cardholder accounts were 202.7 million, a 3.9% increase over the 195.1 million average cardholder accounts on file for the same period last year. Cardholder accounts on file at September 30, 2001 were 212.4 million, a 13.8% increase compared to the 186.6 million accounts on file at September 30, 2000. The change in cardholder accounts on file from September 2000 to September 2001 included the deconversion of 3.2 million accounts, the addition of approximately
15.2 million accounts attributable to the internal growth of existing clients, and approximately 13.8 million accounts for new clients.

     The Company provides services to its clients including processing commercial, retail, and consumer cards. Consumer cards include Visa and MasterCard credit and debit cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. The following table summarizes TSYS' accounts on file by portfolio type:

Accounts on File Types
(in millions)               September 30, 2001    September 30, 2000   % Change
-------------------------- -------------------    ------------------  ----------
Consumer                           117.4                 85.6             37.1
Retail                              77.4                 87.5            (11.5)
Commercial                          17.6                 13.5             30.5
-------------------------- -------------------    -------------------
  Total                            212.4                186.6             13.8
-------------------------- ===================    ===================

     TSYS expects to expand its position in the consumer card, retail card and commercial card arenas. The Company's future growth in the consumer card arena is dependent upon increased card activity, new clients, international expansion and continued internal growth of clients' portfolios.

     TSYS is  positioned  as a major  third-party  processor  of  retail  cards.
Traditional retail card operations are beginning to increase the activity of their portfolios by converting inactive accounts to Visa/MasterCard consumer cards. TSYS is able to provide its extensive bankcard processing tools and techniques, as well as value-added functionality, to traditional retail card operations allowing better segmentation and potentially increased profitability for clients. TSYS does not receive as much revenue from retail clients, on a per account basis, as it does for a consumer card because consumer cards traditionally generate more transactions. Retail cards are generally limited to a particular location or retail chain. Consumer cards are widely accepted at various retail outlets.

     TSYS' major retail client has converted 10.2 million of its total portfolio from traditional retail accounts to consumer accounts since September 2000. The same retail client has purged approximately 8 million inactive accounts on file.

     TSYS has a dominant market share position in the domestic Visa and MasterCard commercial card processing arena. Future growth in this area is dependent upon increased card activity with more purchasing by businesses being transacted electronically and additional firms realizing the benefits of converting their paper-based purchasing systems to electronic transactions.

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS accounts on file by area:

Accounts on File by Area
(in millions)              September 30, 2001  September 30, 2000    % Change
-------------------------- ------------------  ------------------  ------------
Domestic                         185.8               169.6               9.5
Foreign                           26.6                17.0              56.8
-------------------------- ------------------  ------------------
   Total                         212.4               186.6              13.8
                           ==================  ==================

     In 2000, the Company announced the signing of The Royal Bank of Scotland Group plc (RBS) and Allied Irish Banks plc (AIB) to multiyear processing agreements. The portfolios of both clients were fully converted by the middle of the third quarter of 2001. With the completed conversions of RBS and AIB, TSYS became the leading third-party international processor.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended September 30, 2001, the Company had two major customers. The two major customers for the quarter ended September 30, 2001 accounted for approximately 27.9%, or $45.4 million, of total revenues. For the three months ended September 30, 2000, TSYS had three major customers that accounted for 37.4%, or $55.6 million, of total revenues. For the nine months ended September 30, 2001, the Company had two major customers. The two major customers for the nine months ended September 30, 2001 accounted for approximately 28.2%, or $135.4 million, of total revenues. For the nine months ended September 30, 2000, TSYS had three major customers that accounted for 36.5%, or $162.7 million, of total revenues. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     In October 2001, the Company announced it had signed a 10-year extension to its long-term credit card-processing agreement with one of its major customers, Providian Financial Corporation. Providian has been a customer of TSYS since 1986.

     The Company experienced a drop in transaction and authorization volumes on September 11, 2001 and the following weeks as a result of the terrorist attacks. In the ensuing weeks, those processing volumes returned to normal levels as consumers resumed their daily activities. TSYS did not experience any material financial impact as a result of the September 11th attacks.

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

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services decreased $3.1 million, or 13.7%, in the third quarter of 2001, compared to the third quarter of 2000. Revenues from other services decreased $5.2 million, or 7.4%, for the nine months ended September 30, 2001, compared to the same period in 2000. The majority of the revenues from other services are generated by TSYS Total Solutions, Inc. (TSI). During the second quarter of 2001, one of TSI's major clients stopped outsourcing certain functions as a result of the client's need to reduce expenses. As a result, TSI's revenues were negatively impacted.

     In November 2001, TSYS announced its decision to integrate the operations of two of its subsidiaries, DotsConnect and TSI, into two separate divisions of TSYS. The functions of both subsidiaries will remain the same - one supporting e-commerce and the other supporting customer care and business process management solutions. The decision was made to better serve TSYS' clients through a more productive and efficient process. The integration will become effective January 1, 2002.

     Total expenses increased 4.8% and 5.8% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increases in operating expenses are attributable to increases in a majority of expense categories as described below.

     Employment expenses increased $3.6 million, or 5.6%, for the three months ended September 30, 2001, compared to the same period in 2000. For the nine months ended September 30, 2001, employment expenses increased $13.7 million, or 7.7%, compared to the same period in 2000. The change in employment expenses consists of increases of $7.3 million and $27.6 million for the three and nine months ended September 30, 2001, respectively, associated with the growth in the number of employees, normal salary increases and related benefits. These increases were partially offset by $3.7 million and $13.9 million invested in capitalized software development costs and contract acquisition costs for the three and nine months ending September 30, 2001, respectively. Capitalized software development costs relate to the continued development of a commercial card system for TS2(R), which began in May 1998 and is expected to be substantially complete by the end of 2001, and enhancements to expand international functionality. The average number of employees in the third quarter of 2001 increased to 4,833, a 7.1% increase over 4,512 in the same period of 2000. For the first nine months of 2001, the average number of employees was 4,794, a 6.8% increase over the first nine months of 2000. At October 31, 2001, TSYS had 4,652 full-time and 195 part-time employees.

     Net occupancy and equipment expense increased $2.4 million, or 6.3%, for the three months ended September 30, 2001, over the same period in 2000. For the nine months ended September 30, 2001, net occupancy and equipment expense increased $7.5 million, or 6.3%, over the same period in 2000. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $1.0 million in the third quarter of 2001, compared to the same period of 2000. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases.

     During 2000, the Company established a data processing center in Europe and purchased a building to house client services personnel. Although it only began processing accounts for its new European clients during the second quarter of 2001, the Company had to build the necessary infrastructure in order to begin processing those accounts in 2001. Through the first nine months of 2001, the Company incurred $13.6 million of net operating expense related to the expansion in Europe.

     Other operating expenses remained approximately the same for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The Company's concerted efforts on cost controls, specifically reducing errors and reduced amortization of client conversion costs helped offset increases in travel and amortization of client incentives.

     TSYS' share of income from its equity in joint ventures was $4.6 million and $3.3 million for the third quarters of 2001 and 2000, respectively. For the nine months ended September 30, 2001, the Company's equity in income of its joint ventures was $12.3 million compared to $11.0 for the nine months ended September 30, 2000. The increases for the third quarter and nine months are attributable mainly to Vital Processing Services (Vital).

     Vital's operating results were impacted during the third quarters of 2001 and 2000 by the varying amounts of acquisition expense incurred for two acquisitions. During the third quarter of 2001, Vital acquired the remaining 49% of a majority owned subsidiary. During the third quarter of 2000, Vital incurred acquisition costs related to the purchase of a merchant terminal business.

     The Company has completed negotiations with its Mexican partners to restructure its Mexican joint venture agreement whereby TSYS will process for the member banks directly instead of processing through the joint venture. The joint venture will continue to print statements and provide card-issuing services to the joint venture clients. The Company has executed contracts with banks that represent approximately 73% of its account-on-file base in Mexico. Prior to all of the contracts being executed, the Company will continue to provide services to its clients under the prior arrangement. The net effect of the restructuring will be minimal and should result in a decrease in equity in income of joint ventures while bankcard processing revenues should increase. The new restructured arrangement is expected to become effective before the end of 2001. There remains uncertainty in the Mexican economy which management continues to monitor.

     Interest income, net, includes interest income of $627,000 and $29,000 of interest expense for the third quarter of 2001. During the third quarter of 2000, interest income, net, included interest income of $1.5 million and no interest expense. For both the nine months ended September 30, 2001 and 2000, respectively, interest expense was $31,000, and interest income was $2.3 million and $3.6 million. The decrease in interest income for the nine months ending September 30, 2001, as compared to the same period in 2000, was primarily the result of decreased levels of cash available for investment and lower short-term interest rates.

     Operating income increased 32.8% and 15.2% for the three and nine months ended September 30, 2001, respectively, over the same periods in 2000. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues. Operating income for the nine months ended September 30, 2000 included the income related to processing the Citigroup Universal Card Services' consumer card portfolio.

     TSYS' effective income tax rate for the third quarter of 2001 was 34.1%, compared to 35.4% for the same period in 2000. For the nine months ended September 30, 2001, the effective tax rate was 34.5% compared to 34.9% for the same period in 2000. TSYS was able to recognize additional state tax credits in 2001.

     Net income for the three months ended September 30, 2001, increased 33.5% to $25.5 million, or basic and diluted earnings per share of $.13, compared to $19.1 million, or basic and diluted earnings per share of $.10, for the same period in 2000. Net income for the first nine months of 2001 increased 14.6% to $73.4 million, up from $64.1 million for the same period last year. Basic and diluted earnings per share for the first nine months of 2001 increased to $.38, up from $.33 for the same period of 2000. The Company expects its 2001 net income to exceed 2000 net income by approximately 20 percent. This anticipated increase in net income is based in part upon the following assumptions: a 10-12% internal growth rate for existing clients; an approximately 50% increase in international revenues on an annualized basis; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings, including stored value and e-commerce; and increasing the total cardholder base to approximately 213 million accounts. The Company also expects to grow its net income by 20-25% each year for the years 2002 and 2003.

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

     During the third quarter of 2001, TSYS purchased property and equipment of $8.4 million for total purchases of $24.1 million for the first nine months of 2001. Additions to computer software during the third quarter were $4.5 million, bringing the total additions for 2001 to $34.1 million. Of the $4.5 million computer software additions made during the third quarter, $3.3 million was for purchased software and $1.2 million was related to investments in internally developed software, bringing the totals for the first nine months of 2001 to $25.8 million for purchased software and $8.3 million for internally developed software.

     During the first nine months of 2001, the Company made investments in contract acquisition costs of $12.7 million compared to $39.8 million for the first nine months of 2000. In the fourth quarter of 1999, the Company made a payment representing a contract acquisition cost of $10.0 million to a prospective client. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement was not executed by July 1, 2000. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. In June 2000, the parent of the prospective client repaid the $10.0 million advance by obtaining a five-year loan from CB&T. TSYS has agreed to guarantee the loan. As of September 30, 2001, all payments on the loan have been made timely. The remaining balance at September 30, 2001 was $8.0 million. The Company does not anticipate any negative consequences to its results of operations and financial condition as a result of its loan guarantee.

     Dividends on common stock of $2.9 million were paid in the third quarter of 2001, bringing the total amount of dividends paid year to date to $8.3 million. On February 26, 2001, the Company announced a 20% increase in its quarterly cash dividend from $0.0125 to $0.0150 per share. On April 13, 2000, the Company announced a 25% increase in its quarterly cash dividend from $0.01 to $0.0125 per share.

     In October 1999, the Company announced a plan to repurchase up to 1.5 million shares of its common stock from time to time and at various prices over the next 24 months. Shares repurchased could be utilized to fund TSYS' various stock option and other compensation arrangements or used for other purposes, including potential acquisitions. The maximum of 1.5 million shares represents approximately five percent of the shares of TSYS common stock held by shareholders other than TSYS' affiliates, including CB&T. The Company planned to use internally generated cash to fund the purchases. During the first nine months of 2001, the Company did not purchase any shares under this plan. Since the plan was announced, the Company has purchased 207,500 shares for $3.4 million. The plan has since expired.

     In 1997, the Company entered into an operating lease agreement relating to the corporate campus. The lease provides for a substantial residual value guarantee, up to $81.3 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company.

     In July 2000, TSYS broke ground on a 32,000 square foot childcare facility which is located on the northeast corner of the campus. The new facility offers the Company's employees an alternative option for childcare needs. The facility was completed at a cost of approximately $3.5 million and opened in August 2001. The Company will be able to recoup its building costs through future state tax credits from the state of Georgia for setting up a company-sponsored childcare facility.

     In March 2001, the Company announced plans to move its printing subsidiary, Columbus Productions, Inc. (CPI), and its materials management division into a new building in east Columbus. The 61,000 square-foot building was completed in August 2001 at a cost of approximately $3.7 million. In conjunction with the move, CPI sold its existing location for $960,000. While waiting on construction of the new building to be completed, CPI was leasing the existing facility from the new owner.

     In September 1999, Synovus Financial Corp. (Synovus) completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services are being marketed under the name TSYS Total Debt Management, Inc. through the Company and its wholly owned subsidiary, TSI, for which Synovus paid TSYS a management fee of $374,000 and $1.1 million for the three and nine months ended September 30, 2001, respectively, compared to $438,000 and $1.3 million for the same periods last year.

     In May 2000, Synovus completed the acquisition of ProCard, Inc. (ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard's software solutions have been integrated into TSYS' processing solutions and offer TSYS the opportunity to further expand its services to ProCard's clients. The Company assists in managing ProCard, for which the Company was paid a management fee of $76,000 and $227,000 by Synovus for the three and nine months ended September 30, 2001, respectively.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." Management expects to spend $10-15 million on the project. To date, the Company has expensed approximately $2.5 million and has capitalized $1.0 million since determining technological feasibility. The Company expects to complete the project by the end of the second quarter of 2002.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.8:1. At September 30, 2001, TSYS had working capital of $95.9 million compared to $63.7 million at December 31, 2000.

Legal Proceedings

     On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named the Company and certain credit bureaus as defendants in the case. The named plaintiff alleged, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The parties have reached a settlement of the litigation. On September 21, 2001, the Magistrate Judge for the United States District Court for the Southern District of Mississippi issued an order of final approval of that settlement pursuant to Rule 23(e) of the Federal Rules of Civil Procedure. Payments to settle the litigation were substantially covered by insurance.

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

     For TSYS, SFAS 133, as amended by SFAS 138, was effective January 1, 2001. On adoption, the provisions of SFAS 133 must be applied prospectively. The Company did not have any outstanding derivative instruments or hedging transactions at September 30, 2001. The Company is assessing the impact of SFAS 133 and SFAS 138 on anticipated hedging instruments.

     In July 2001, the FASB issued Statement No. 141 (SFAS 141), "Business Combinations," and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has adopted the provisions of SFAS 141 effective July 1, 2001 and expects to adopt SFAS 142 effective January 1, 2002.

     Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

     SFAS 141 will require, upon adoption of SFAS 142, the Company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. And finally, any unamortized negative goodwill [and equity-method negative goodwill], existing at the date SFAS 142 is adopted, must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $3.6 million which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $528,000 and $642,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of leases.

     SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS 143 will have a material effect on its financial condition or results of operations.

     In October 2001, the FASB issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends

Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

     SFAS 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

     SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. Management does not anticipate the adoption of SFAS 144 will have a material effect on its financial condition or results of operations.

Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding TSYS' expected expansion of its position in the consumer card, retail card and commercial card arenas, expected growth in net income for 2001 over 2000, the expected increase in net income for 2002 and 2003, TSYS' expected expenditures on and timeframes for completing its double byte project and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

(viii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (ix) adverse developments with respect to the successful conversion of clients; (x) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xi) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (xii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xiii) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xiv) the costs and effects of litigation; (xv) adverse developments with respect to the credit card industry in general; (xvi) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xvii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels; (xviii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; and (xix) overall market conditions.

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

                          TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     The foreign currency financial statements of TSYS' foreign operations in Mexico, Canada, United Kingdom and Japan are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive loss. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes in Mexico, Canada, United Kingdom or Japan because TSYS believes that the use of such instruments would not be cost effective. TSYS' carrying value of its investment in its Mexican joint venture was approximately $3.8 million (U.S.) at September 30, 2001, and the carrying value of the assets of its Canadian operation was approximately $287,000 (U.S.) at September 30, 2001.

     TSYS opened a branch office in Japan ("TSYS Japan") in an effort to expand its business in the Asia Pacific region. At September 30, 2001, the carrying value of the assets of TSYS Japan's operations was approximately $334,000 (U.S.)

     TSYS acquired a controlling interest in an established electronic payments company in Japan, GP Network Corporation (GP Net), for a total of $4.8 million. The carrying value of the assets of GP Net was approximately $6.1 million (U.S.) at September 30, 2001.

     TSYS opened an office in the United Kingdom in 1999, which serves as the headquarters for its European operations. During 2000, TSYS purchased a building and machinery for approximately $13.0 million. TSYS also signed The Royal Bank of Scotland Group plc and Allied Irish Banks plc to process their respective portfolios beginning in 2001. Currently, TSYS does not use instruments to hedge its foreign exposure in the United Kingdom. The carrying value of the assets of TSYS' operation in Europe was approximately $82.6 million (U.S.) at September 30, 2001.

     TSYS is also exposed to interest rate risk associated with the lease on its campus facilities. The payments under the operating lease arrangement are tied to the London Interbank Offered Rate ("LIBOR"), and TSYS evaluates the hypothetical change in the lease obligation held at September 30, 2001 due to changes in the LIBOR.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

 a) Forms 8-K filed since the previous Form 10-Q filing.

   1. The report dated October 16, 2001 included the following important event:

          On October 16, 2001, Total System Services, Inc. ("Registrant") issued a press release with respect to its third quarter 2001 earnings.

   2. The report dated October 22, 2001 included the following important event:

          On October 22, 2001, Total System Services, Inc. ("Registrant") issued a press release announcing a 10-year extension to its long-term credit card processing agreement with Providian Financial Corporation.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TOTAL SYSTEM SERVICES, INC.


 Date:  November 13, 2001                           by:  /s/ Richard W. Ussery
                                                  -----------------------------
                                                        Richard W. Ussery
                                                        Chairman of the Board
                                                          and Chief Executive
                                                          Officer

 Date:  November 13, 2001                           by:  /s/ James B. Lipham
                                                   ----------------------------
                                                        James B. Lipham
                                                        Chief Financial Officer