Form 10-K
period 2001-12-31
TOTAL SYSTEM SERVICES INC
filed 2002-03-19
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or
                                           -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to_________________.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 15, 2002, 196,965,670 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding, and the aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by non-affiliates was approximately $643,461,000 (based upon the closing per share price of such stock on said date.)

         Portions of Registrant's Proxy Statement, including Financial Appendix, dated March 8, 2002 are incorporated in Parts I, II, III and IV of this report.

                Registrant's Documents Incorporated by Reference

                                                   Part Number and Item
Document Incorporated                              Number of Form 10-K
by Reference                                       Into Which Incorporated
---------------------                              ------------------------

Pages F-3 through F-13, F-18 and F-19,             Part I, Item 1, Business
F-21, and F-25 through F-27 of the
Financial Appendix to Registrant's Proxy
Statement in connection with its Annual
Shareholders' Meeting to be held on
April 18, 2002

Pages F-9 and F-10, F-18 through                   Part I, Item 2, Properties
F-21, and F-25 of
the Financial Appendix to Registrant's
Proxy Statement in connection with its
Annual Shareholders'
Meeting to be held on April 18, 2002


Page F-25 of the Financial Appendix to             Part I, Item 3, Legal
Registrant's Proxy Statement in connection         Proceedings
with its Annual Shareholders' Meeting
to be held on April 18, 2002

Page F-30 of the Financial Appendix                Part II, Item 5, Market
to Registrant's Proxy Statement in                 for Registrant's Common
connection with its Annual Shareholders'           Equity and Related
Meeting to be held on April 18, 2002               Stockholder Matters

Page F-2 of the Financial Appendix                 Part II, Item 6, Selected
to Registrant's Proxy Statement                    Financial Data
in connection with its Annual Shareholders'
Meeting to be held on April 18, 2002


Pages F-3 through F-13 of the                      Part II, Item 7, Management's
Financial Appendix                                 Discussion and Analysis of
to Registrant's Proxy Statement in connection      Financial Condition and
with its Annual Shareholders' Meeting to be held   Results of Operations
on April 18, 2002

Pages F-14 through F-28, and F-30                  Part II, Item 8, Financial
of the Financial                                   Statements and Supplementary
Appendix to Registrant's Proxy Statement in        Data
connection with its Annual Shareholders'
Meeting to be held on April 18, 2002

Pages 3 and 4, 7 and 8, and 28 and 29              Part III, Item 10,
of Registrant's Proxy Statement in                 Directors and Executive
connection with its Annual                         Officers of the Registrant
Shareholders' Meeting to be held
on April 18, 2002

Page 7, pages 19 through 21, and 24 and 25         Part III, Item 11,
of Registrant's Proxy Statement                    Executive Compensation
in connection with its Annual
Shareholders' Meeting to be held
on April 18, 2002

Pages 8 and 9, and 25 through 27 of                Part III, Item 12, Security
Registrant's Proxy Statement in connection         Ownership of Certain
with its Annual Shareholders'                      Beneficial Owners and
Meeting to be held on April 18, 2002               Management

Pages 25 through 28                                Part III, Item 13,
of Registrant's Proxy Statement and                Certain Relationships
pages F-19 and F-20 of the Financial               and Related Transactions
Appendix to Registrant's Proxy
Statement in connection with its
Annual Shareholders' Meeting to be
held on April 18, 2002

Pages F-14 through F-28 of the Financial           Part IV, Item 14, Exhibits,
Appendix to Registrant's Proxy Statement           Financial Statement
in connection with its Annual Shareholders'        Schedules and Reports
Meeting to be held on April 18, 2002               on Form 8-K

                              Cross Reference Sheet

Item No.          Caption                                               Page No.
--------          -------                                               --------

Part I
   Safe Harbor Statement                                                  1

          1.      Business                                                2

          2.      Properties                                              4

          3.      Legal Proceedings                                       5

          4.      Submission of Matters to a Vote of                      5
                    Security Holders

Part II
          5.      Market for Registrant's Common Equity                   6
                    and Related Stockholder Matters

          6.      Selected Financial Data                                 6

          7.      Management's Discussion and Analysis                    6
                    of Financial Condition and Results
                    of Operations

          7A.     Quantitative and Qualitative Disclosures                6
                    About Market Risk

          8.      Financial Statements and Supplementary                  7
                    Data

          9.      Changes In and Disagreements With Accountants           8
                    on Accounting and Financial Disclosure
Part III
         10.      Directors and Executive Officers of                     8
                    the Registrant

         11.      Executive Compensation                                  8

         12.      Security Ownership of Certain                           8
                    Beneficial Owners and Management

         13.      Certain Relationships and Related                       8
                    Transactions

Part IV
         14.      Exhibits, Financial Statement Schedules,                9
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

         Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) lower than anticipated internal growth rates for TSYS' existing clients; (ii) TSYS' inability to control expenses and increase market share; (iii) TSYS' inability to successfully bring new products to market, including, but not limited to, stored value and e-commerce products; (iv) the inability of TSYS to grow its business through acquisitions or successfully integrate acquisitions; (v) TSYS' inability to increase the revenues derived from international sources; (vi) adverse developments with respect to entering into contracts with new clients and retaining current clients; (vii) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (viii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (ix) adverse developments with respect to the successful conversion of clients; (x) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xi) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (xii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xiii) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xiv) the costs and effects of litigation; (xv) adverse developments with respect to the credit card industry in general; (xvi) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xvii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels; (xviii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection;(xix) decreases in card activity; and (xx) overall market conditions.

         Such forward-looking statements speak only as of the date on which such statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 1.  Business

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Columbus Bank and Trust Company, TSYS is now one of the world's largest electronic payments processors of consumer credit, debit, commercial, stored value, chip and retail cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides the electronic link between buyers and sellers with a comprehensive on-line system of data processing services servicing issuing institutions throughout the United States, Canada, Mexico, Honduras, the Caribbean and Europe, representing more than 218 million cardholder accounts on file as of December 31, 2001. TSYS currently offers merchant services to financial institutions and other organizations in Japan. TSYS also offers value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools, such as loyalty programs and bonus rewards. Synovus Financial Corp., a $16.7 billion asset, multi-financial services company, owns 81.1 percent of TSYS.

         As of January 1, 2002, TSYS had four wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) Columbus Productions, Inc., which provides full-service commercial printing and related services; (3) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; and (4) TSYS Total Debt Management, Inc., which provides debt collection and bankruptcy management services. DotsConnect, Inc., TSYS' e-commerce subsidiary, and TSYS Total Solutions, Inc., TSYS' correspondence processing and teleservicing subsidiary, were merged into TSYS on January 1, 2002 and currently operate as divisions of TSYS.

         TSYS also holds: (1) a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related services to Mexican banks; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic information services to financial and nonfinancial institutions and their merchant customers; and (3) a 51.46% equity interest in GP Network Corporation, a company which provides merchant processing services to
                                       2

financial institutions and retailers in Japan.

         The services provided by TSYS are divided into two operating segments, transaction processing services and support services. Transaction processing services, which includes the programming services provided by TSYS Canada, Inc., the electronic commerce services provided by DotsConnect, Inc. (a wholly owned subsidiary of TSYS during 2001) and the merchant processing services provided by GP Network Corporation, account for approximately 86% of TSYS' revenues. The support services provided by TSYS' other subsidiaries, including the equipment leasing services provided by Columbus Depot Equipment Company, the correspondence processing and other services provided by TSYS Total Solutions, Inc. (a wholly owned subsidiary of TSYS during 2001) and the commercial printing services provided by Columbus Productions, Inc., are aggregated into the segment referred to as support services.

         Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

         Service Marks. TSYS owns the federally registered service marks TSYS, TS2, TS1, Total System Services, Inc., THE TOTAL SYSTEM, TOTAL ACCESS, ACE, TSYS Total Debt Management, Transaction Special Processing and TSP, to which TSYS believes strong customer identification attaches. TSYS also owns other service marks. Management does not believe the loss of these marks would have a material impact on the business of TSYS.

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2001, Bank of America Corporation and Providian Financial Corporation accounted for approximately 16% and 13%, respectively, of TSYS' total revenues. As a result, the loss of Bank of America Corporation or Providian Financial Corporation, or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

         Competition. TSYS encounters vigorous competition in providing card processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately four vendors. TSYS believes that it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States. Based upon available market share data, TSYS estimates that at the end of 2001 it held a 20% share of the domestic consumer card processing market, an 87% share of the Visa and MasterCard domestic commercial card processing market, a 17% share of the domestic retail card processing market and a 5% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, TSYS also holds an approximately 28% share of the Mexican credit card processing market, an approximately 20% share of the Canadian credit card processing market and an approximately 18% share of the United Kingdom credit card processing market. TSYS believes that it is the world's largest third party processor of international accounts.

         TSYS' major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which provides card processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price, quality, features and functionality and reliability of service. Certain other subsidiaries of First Data Corporation also compete with TSYS. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

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

         Employees. As of December 31, 2001, TSYS had 4,711 full-time employees.

         See the "Financial Review" Section on pages F-3 through F-13 and Note 1, Note 4, Note 9, Note 11, Note 12 and Note 13 of Notes to Consolidated Financial Statements on pages F-18 and F-19, page F-21, and pages F-25 through F-27 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 which are specifically incorporated herein by reference.

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

         TSYS owns a 40,000 square foot building in York, England, 23,000 square feet of which are occupied by TSYS, which houses client service and administrative personnel for TSYS Europe.

         All of the properties listed above are utilized by TSYS for card processing services with the one exception noted above with respect to the space occupied by TSYS Total Solutions, Inc.

         TSYS Total Solutions, Inc. and Columbus Productions, Inc., which are included in the segment support services, own a 72,000 square foot production facility and own a 61,000 square foot production facility, respectively, located in Columbus, Georgia.

         All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used. In addition to its real property, TSYS owns and/or leases a substantial amount of computer equipment.

         See Note 1, Note 3, Note 4 and Note 9 of Notes to Consolidated Financial Statements on pages F-18 through F-21, and page F-25 and "Operating Expenses" under the Financial Review Section" on pages F-9 and F-10 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 which are specifically incorporated herein by reference.

Item 3. Legal Proceedings

         See Note 9 of Notes to Consolidated Financial Statements on page F-25 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 which is specifically incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters

         The "Quarterly Financial Data, Stock Price, Dividend Information Section" which is set forth on page F-30 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 is specifically incorporated herein by reference.

         On January 1, 2002, TSYS issued 2,175,000 shares of its common stock to Synovus Financial Corp. in connection with its acquisition of TSYS Total Debt Management, Inc. from Synovus. TSYS Total Debt Management, Inc. provides third-party collection services.

         The shares of TSYS stock referenced above were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page F-2 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Review" Section which is set forth on pages F-3 through F-13 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002, which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," is specifically incorporated herein by reference.

Item 7A. Quantitative  and Qualitative Disclosures About Market Risk

       Foreign Exchange Risk. TSYS is exposed to foreign exchange risk because it has revenues and expenses denominated in foreign currencies including Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive loss. The amount of other comprehensive loss for the years ended December 31, 2001, 2000 and 1999 was $1,841,657, $159,973 and $274,371,
respectively. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

        The carrying value of the assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $75,100,000, $4,000,000, $166,000 and $5,500,000, respectively, at December 31, 2001.

         Interest Rate Risk. TSYS is also exposed to interest rate risk associated with the investing of available cash and the lease on its campus facilities. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the prime rate.

       The payments under the operating lease arrangement of the campus facilities are tied to the London Interbank Offered Rate ("LIBOR"). TSYS locks into interest rates for six-month intervals. The extent that rates change in a six-month period represents TSYS' exposure. The following represents the potential effect on operating income of hypothetical shifts in the LIBOR of plus or minus 50 basis points, 100 basis points and 150 points over a 12-month period.

                              ------------------------------------------------
                                    Effect of a Basis Point Change of :
                              ------------------------------------------------
                              --------------- --------------- ----------------
                                  +/- 50         +/- 100          +/- 150
                              --------------- --------------- ----------------

 Effect on operating income  $       143,000         287,000          430,000
                              --------------- --------------- ----------------


       The lease is scheduled to expire in November 2002. However, TSYS has the option to either renew the lease subject to prevailing market rates or to purchase the property at the original cost of the property. As a result, TSYS could have an interest rate risk in the future associated with a future obligation with respect to the corporate campus.

         Concentration of Credit Risk. TSYS works to maintain a large and diverse customer base across various industries to minimize the credit risk of any one customer to TSYS' accounts receivable amounts. In addition, TSYS performs ongoing credit evaluations of its customers' and suppliers' financial condition. TSYS does, however, have two major customers that account for a large portion of its revenues, which subject it to credit risk. See Note 11 of Notes to Consolidated Financial Statements on pages F-26 and F-27 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 which is specifically incorporated herein by reference for description of major customers. In late 2001, one of TSYS' major customers made several announcements regarding concerns about its financial status, related changes in management and the sale of a portion of its portfolio. As a result of the announcements, TSYS management is actively monitoring the client's status through frequent interaction.

Item 8. Financial Statements and Supplementary Data

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page F-30, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity and Comprehensive Income, Notes to Consolidated Financial Statements and Report of Independent

Auditors" Sections, which are set forth on pages F-14 through F-28 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The "ELECTION OF DIRECTORS" Section which is set forth on pages 3 and 4, the "EXECUTIVE OFFICERS" Section which is set forth on pages 7 and 8, and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" Section which is set forth on pages 28 and 29 of TSYS' Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2002 are specifically incorporated herein by reference.

Item 11.  Executive Compensation

         The "DIRECTORS' COMPENSATION" Section which is set forth on page 7, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Change in Control Arrangements" Sections which are set forth on pages 19 through 21, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on pages 24 and 25 of TSYS' Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2002 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 8 and 9, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Stock by CB&T' Section which is set forth on pages 25 and 26, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Synovus Stock Ownership of Directors and Management" Section which is set forth on pages 26 and 27 of TSYS' Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2002 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on page 25, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Stock by CB&T" Section which is set forth on pages 25 and 26, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on page 26, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Bankcard Data Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on pages 27 and 28 of TSYS' Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 18, 2002 are specifically incorporated herein by reference.

         See also Note 2 of Notes to Consolidated Financial Statements on pages F-19 and F-20 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 which is specifically incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of TSYS are specifically incorporated by reference from pages F-14 through F-28 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 18, 2002 to Item 8, Part II, Financial Statements and Supplementary Data.

                  Consolidated Balance Sheets - December 31, 2001 and 2000.

                  Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

              2.  Index to Financial Statement Schedules

                  The following report of independent auditors and consolidated financial statement schedule of Total System Services, Inc. are included:

                  Report of Independent Auditors.

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2001, 2000 and 1999.

                  All other schedules are omitted because they are inapplicable or the required information is included in the Notes to Consolidated Financial Statements.

            3. Exhibits

               Exhibit
               Number Description
               -----  -----------
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

               10.2   Total System Services, Inc. 2002 Long-Term Incentive Plan.

               10.3 Synovus Financial Corp. 2002 Long-Term Incentive Plan in which executive officers of TSYS participate.

               10.4 Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan.

               10.5 Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to
                      Exhibit 10.5 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

               10.6   Total System Services, Inc. Directors' Deferred
                      Compensation

                      Plan.



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

               10.15 Synovus Financial Corp. Deferred Stock Option Plan in which executive officers of TSYS participate.

               10.16 Vital Processing Services, L.L.C. Restricted Unit Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.16 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on March 21, 2001.

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

               10.19 Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement of Synovus Financial Corp. in which executive officers of TSYS participate.

               20.1 Proxy Statement, including Financial Appendix, for the Annual Meeting of Shareholders of TSYS to be held on April 18, 2002, certain pages of which are specifically incorporated herein by reference.

               21.1   Subsidiaries of Total System Services, Inc.

               23.1   Independent Auditors' Consent.

               24.1 Powers of Attorney contained on the signature pages of the 2001 Annual Report on Form 10-K.

               99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2001 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

               99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2001 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

         (b)  Reports on Form 8-K

                  On October 16, 2001, TSYS filed a Form 8-K with the Commission in connection with the announcement of its earnings for the third quarter of 2001.

                  On October 22, 2001, TSYS filed a Form 8-K with the Commission in connection with the announcement of a 10-year extension to its long-term credit card processing agreement with Providian Financial Corporation.

filings\tsys\new10k.doc

                          Independent Auditors' Report


The Board of Directors
Total System Services, Inc.:


Under date of January 15, 2002, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2001, as contained in the Total System Services, Inc. 2001 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/KPMG LLP
                                            KPMG LLP


Atlanta, Georgia
January 15, 2002

                          TOTAL SYSTEM SERVICES, INC.
                                  Schedule II
                       Valuation and Qualifying Accounts

                                                                                     Additions
                                                                                     ----------
                                                                                     Changes in
                                                                                allowances, charges to
                                                                 Balance at     expenses and changes                  Balance at
                                                                 beginning      to other accounts --   Deductions--      end
                                                                  of period          describe           describe      of period
                                                               --------------------------------------------------------------------
Year ended December 31, 1999:

     Provision for doubtful accounts and billing adjustments     $ 1,860,592          3,553,157<f1>    (987,053)<f3>  $ 4,426,696
                                                               --------------------------------------------------------------------
                                                                 $ 1,860,592          3,553,157        (987,053)      $ 4,426,696
                                                               ====================================================================

     Transaction processing accruals                             $ 4,541,318          6,910,080<f2>  (5,305,536)<f3>  $ 6,145,862
                                                               --------------------------------------------------------------------
                                                                 $ 4,541,318          6,910,080      (5,305,536)      $ 6,145,862
                                                               ====================================================================

Year ended December 31, 2000:

     Provision for doubtful accounts and billing adjustments     $ 4,426,696          1,825,486<f1>    (407,704)<f3>  $ 5,844,478
                                                               --------------------------------------------------------------------
                                                                 $ 4,426,696          1,825,486        (407,704)      $ 5,844,478
                                                               ====================================================================

     Transaction processing accruals                             $ 6,145,862          5,726,889<f2>  (3,155,295)<f3>  $ 8,717,456
                                                               --------------------------------------------------------------------
                                                                 $ 6,145,862          5,726,889      (3,155,295)      $ 8,717,456
                                                               ====================================================================

Year ended December 31, 2001:

     Provision for doubtful accounts and billing adjustments     $ 5,844,478            569,433<f1>  (1,043,071)<f3>  $ 5,370,840
                                                               --------------------------------------------------------------------
                                                                 $ 5,844,478            569,433      (1,043,071)      $ 5,370,840
                                                               ====================================================================

     Transaction processing accruals                             $ 8,717,456          1,438,241<f2>  (4,829,143)<f3>  $ 5,326,554
                                                               --------------------------------------------------------------------
                                                                 $ 8,717,456          1,438,241      (4,829,143)      $ 5,326,554
                                                               ====================================================================

------------------------------------------------------------------------------------------------------------------------------------
<f1>Amount reflected includes charges to bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.
<f2>Amount reflected is the change in transaction processing accruals reflected in other operating expenses.
<f3>Accounts deemed to be uncollectible and written off during the year as it relates to bad debts.  Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOTAL SYSTEM SERVICES, INC.
                                          (Registrant)


March 18, 2002                   By: /s/Richard W. Ussery
                                    --------------------------------------------
                                             Richard W. Ussery,
                                             Chairman and
                                             Principal Executive Officer

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


/s/James H. Blanchard                                       Date: March 18, 2002
---------------------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                                        Date: March 18, 2002
---------------------------------------------------
Richard W. Ussery,
Chairman of the Board
and Principal Executive Officer

/s/Philip W. Tomlinson                                      Date: March 18, 2002
---------------------------------------------------
Philip W. Tomlinson,
President
and Director


/s/James B. Lipham                                          Date: March 18, 2002
---------------------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/Richard Y. Bradley                                       Date: March 18, 2002
---------------------------------------------------
Richard Y. Bradley,
Director


                                                            Date: March __, 2002
---------------------------------------------------
G. Wayne Clough,
Director


/s/Gardiner W. Garrard, Jr.                                 Date: March 18, 2002
---------------------------------------------------
Gardiner W. Garrard, Jr.,
Director


                                                            Date: March __, 2002
---------------------------------------------------
Sidney E. Harris,
Director


/s/John P. Illges, III                                      Date: March 18, 2002
---------------------------------------------------
John P. Illges, III,
Director


                                                            Date: March __, 2002
---------------------------------------------------
Alfred W. Jones III,
Director

/s/Mason H. Lampton                                         Date: March 18, 2002
---------------------------------------------------
Mason H. Lampton,
Director


                                                            Date: March __, 2002
---------------------------------------------------
Samuel A. Nunn,
Director


/s/H. Lynn Page                                             Date: March 18, 2002
---------------------------------------------------
H. Lynn Page,
Director


                                                            Date: March __, 2002
---------------------------------------------------
W. Walter Miller, Jr.,
Director


/s/William B. Turner                                        Date: March 18, 2002
---------------------------------------------------
William B. Turner,
Director


/s/James D. Yancey                                          Date: March 18, 2002
---------------------------------------------------
James D. Yancey,
Director


                                                            Date: March __, 2002
---------------------------------------------------
Rebecca K. Yarbrough,
Director