Form 10-K/A
period 2001-12-31
TOTAL SYSTEM SERVICES INC
filed 2002-04-10
CIK 721683

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

         The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 2001 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2001, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2001, as set forth below and in the attached exhibits.

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

               99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2001.

               99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2001.

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

                                  TOTAL SYSTEM SERVICES, INC.
                                  (Registrant)


April 8, 2002                     By:/s/James H. Blanchard
                                     -------------------------------------------
                                     James H. Blanchard,
                                     Chairman of the
                                     Executive Committee

                                INDEX TO EXHIBITS


Exhibit
Number       Description
-------      ------------

23.1         Auditors' Consents

99.1         Annual Report on Form 11-K for the Total System Services, Inc.
             Employee Stock Purchase Plan for the year ended December 31, 2001.

99.2         Annual Report on Form 11-K for the Total System Services, Inc.
             Director Stock Purchase Plan for the year ended December 31, 2001.