Form 10-Q
period 2002-03-31
TOTAL SYSTEM SERVICES INC
filed 2002-05-15
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended:       March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to


Commission file number              1-10254


                                     T|SYS|

                           Total System Services, Inc.
             (Exact name of registrant as specified in its charter)

      Georgia                                                  58-1493818
(State or other jurisdiction of incorporation or           (I.R.S. Employer
 organization)                                              Identification No.)

        1600 First Avenue, Post Office Box 1755, Columbus, Georgia 31902
(Address of principal executive offices)                         (Zip Code)

                                 (706) 649-2310
              (Registrant's telephone number, including area code)


_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                         OUTSTANDING AS OF: May 13, 2002
----------------------------------------    ----------------------------------
Common Stock, $.10 par value                       196,982,670

                                     T|SYS|
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX
                                                                         Page
                                                                        Number
Part I. Financial Information
  Item 1. Financial Statements

    Consolidated Balance Sheets (unaudited) - March 31, 2002 and
       December 31, 2001                                                    3

    Consolidated Statements of Income (unaudited) - Three months
       ended March 31, 2002 and 2001                                        4

    Consolidated Statements of Cash Flows (unaudited) - Three
       months ended March 31, 2002 and 2001                                 5

    Notes to Unaudited Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk        29

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8-K                                  30

Signatures                                                                 31

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,               December 31,
                                                                                             2002                      2001
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $65.8 million and $45.9 million on
    deposit with a related party at 2002 and 2001, respectively)                   $           81,919,239            55,961,088
  Accounts receivable, net of allowance for doubtful accounts and billing
    adjustments of $7.7 million and $5.4 million at 2002 and 2001, respectively               114,140,957           113,318,623
  Prepaid expenses and other current assets                                                    36,062,831            37,074,206
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                    232,123,027           206,353,917
Property and equipment, less accumulated depreciation and amortization of
    $115.7 million and $109.3 million at 2002 and 2001, repectively                           120,183,167           120,799,905
Computer software, less accumulated amortization of  $119.8 million and $111.8
    million at 2002 and 2001, respectively                                                    178,739,433           170,889,575
Other assets                                                                                  154,070,876           145,741,354
----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $         685,116,503           643,784,751
                                                                                     ============================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $           6,564,341            24,129,727
  Accrued salaries and employee benefits                                                       40,903,970            39,687,428
  Other current liabilities (includes $2.5 million and $2.4 million payable to
     related parties at 2002 and 2001, respectively)                                           54,035,863            34,147,121
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                               101,504,174            97,964,276
Deferred income tax liabilities                                                                51,181,983            42,650,211
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                       152,686,157           140,614,487
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                                    2,307,596             2,358,578
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000,000 shares; 197,254,087 and 195,079,087 issued at 2002 and 2001, respectively; 196,972,820 and
    194,778,670 outstanding at 2002 and 2001, respectively                                     19,725,409            19.507,909
  Additional paid-in capital                                                                   11,548,650             9,360,223
  Accumulated other comprehensive loss                                                         (4,465,773)           (3,455,338)
  Treasury stock                                                                               (3,504,806)           (3,533,325)
  Retained earnings                                                                           506,819,270           478,932,217
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               530,122,750           500,811,686
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $         685,116,503           643,784,751
                                                                                     ============================================



See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                         ------------------------------------------
                                                                                                 2002                  2001
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
   Electronic payment processing services (includes $6.6 million and $8.2 million
    from related parties for 2002 and 2001, respectively)                               $         139,183,589          129,361,228
   Other services (includes $1.7 million and $1.7 million from related parties for
     2002 and 2001, respectively)                                                                  27,647,232           23,810,751
                                                                                         ------------------------------------------
      Revenues before reimbursable items                                                          166,830,821          153,171,979
   Reimbursable items (includes $2.3 million and $2.4 million from related parties
     for 2002 and 2001, respectively)                                                              56,994,743           62,562,068
                                                                                         ------------------------------------------
      Total revenues                                                                              223,825,564          215,734,047
                                                                                         ------------------------------------------

Expenses:
  Salaries and other personnel expense                                                             65,828,877           61,285,319
  Net occupancy and equipment expense                                                              43,631,799           41,057,329
  Other operating expenses (includes $2.2 million and $2.1 million to related parties
      for 2002 and 2001, respectively)                                                             22,088,239           21,590,168
  (Gain) loss on disposal of equipment, net                                                            (1,098)              19,773
                                                                                         ------------------------------------------
      Expenses before reimbursable items                                                          131,547,817          123,952,589
   Reimbursable items                                                                              56,994,743           62,562,068
                                                                                         ------------------------------------------
      Total expenses                                                                              188,542,560          186,514,657
                                                                                         ------------------------------------------
Equity in income of joint ventures                                                                  4,473,675            3,236,614
                                                                                         ------------------------------------------
      Operating income                                                                             39,756,679           32,456,004
                                                                                         ------------------------------------------
Nonoperating income (expense):
  Interest income, net (includes $222,000 and $918,000 from a related party for 2002
       and 2001, respectively)                                                                       363,559             1,008,535
 Minority interest in consolidated subsidiary's net income                                            13,926                25,202
 Other, net                                                                                         (184,505)                    -
                                                                                         ------------------------------------------
      Total nonoperating income                                                                      192,980             1,033,737
                                                                                         ------------------------------------------
      Income before income taxes                                                                   39,949,659           33,489,741
  Income taxes                                                                                     13,035,976           11,475,121
                                                                                         ------------------------------------------
      Net income                                                                        $          26,913,683           22,014,620
                                                                                         ==========================================
      Basic earnings per share                                                          $                 .14                  .11
                                                                                         ==========================================
      Diluted earnings per share                                                        $                 .14                  .11
                                                                                         ==========================================

      Weighted average common shares outstanding                                                  196,962,984          194,760,194
      Increase due to assumed issuance of shares related to stock options outstanding                 760,193              773,893
                                                                                         ------------------------------------------
      Weighted average common and common equivalent shares outstanding                            197,723,177          195,534,087
                                                                                         ==========================================
      Cash dividends per common share                                                   $                .015                 .015
                                                                                         ==========================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                         ------------------------------------------
                                                                                                 2002                 2001
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                            $         26,913,683          22,014,620
  Adjustments to reconcile net income to net cash provided by operating
      Minority interest in consolidated subsidiary's net income                                      (13,926)            (25,202)
      Equity in income of joint ventures                                                          (4,473,675)         (3,236,614)
      Depreciation and amortization                                                               13,819,970          12,775,358
      Provision for doubtful accounts and billing adjustments                                      1,160,669              41,132
      Provision for transaction processing accruals                                                  636,948            (377,151)
      Deferred income tax expense                                                                  8,531,772           5,104,319
      (Gain) loss on disposal of equipment, net                                                       (1,098)             19,773
    (Increase) decrease in:
      Accounts receivable                                                                          1,445,988          (2,990,448)
      Prepaid expenses and other assets                                                            3,856,509          (4,949,316)
    Increase (decrease) in:
      Accounts payable                                                                           (17,667,725)        (27,953,859)
      Accrued salaries and employee benefits                                                         913,111         (16,227,610)
      Other current liabilities                                                                   15,775,991          15,089,236
                                                                                         ------------------------------------------
          Net cash provided by (used in) operating activities                                      50,898,217           (715,762)
                                                                                         ------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                              (2,751,334)         (6,131,337)
  Additions to computer software                                                                 (15,690,293)        (17,136,400)
  Proceeds from disposal of equipment                                                                  2,062             960,500
 Cash acquired in acquisition of subsidiary                                                        5,557,092                   -
  Dividends received from joint ventures                                                                   -           3,335,440
  Increase in contract acquisition costs                                                          (9,176,780)         (4,509,099)
                                                                                         ------------------------------------------
          Net cash used in investing activities                                                  (22,059,253)        (23,480,896)
                                                                                         ------------------------------------------

Cash flows from financing activities:
     Dividends paid on common stock                                                               (2,921,657)         (2,434,218)
     Proceeds from exercise of stock options                                                          40,844             229,066
                                                                                         ------------------------------------------
          Net cash used in financing activities                                                   (2,880,813)         (2,205,152)
                                                                                         ------------------------------------------
          Net increase (decrease) in cash and cash equivalents                          $         25,958,151         (26,401,810)
Cash and cash equivalents at beginning of year                                                    55,961,088          80,071,895
                                                                                         ------------------------------------------
Cash and cash equivalents at end of year                                                $         81,919,239          53,670,085
                                                                                         ==========================================
     Cash paid for interest (net of capitalized amounts)                                $              5,679                   -
                                                                                         ==========================================
     Cash paid for income taxes (net of refunds received)                               $        (13,440,518)            422,657
                                                                                         ==========================================


Significant noncash transaction: In January 2002, the Company acquired TSYS Total Debt Management, Inc. through the issuance of 2,175,000 shares of common stock with a market value of $43.5 million.

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

     Note 1 - Basis of Presentation The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R)); its wholly owned subsidiaries, Columbus Depot Equipment Company(SM) (CDEC(SM)), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TCI) and TSYS Total Debt Management, Inc. (TDM); and its majority owned foreign subsidiary, GP Network Corporation (GP Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 2001 annual report previously filed on Form 10-K.

Note 2 -  Supplementary  Balance  Sheet  Information

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                     March 31, 2002         December 31, 2001
                                  -------------------    ----------------------
Contract acquisition costs, net    $    13,417,899     $        11,899,957
Prepaid expenses                        10,906,651              10,634,921
Other                                   11,738,281              14,539,328
                                  -------------------    ----------------------
  Total                            $    36,062,831     $        37,074,206
                                  ===================   =======================


    Significant components of other assets are summarized as follows:

                                     March 31, 2002        December 31, 2001
                                 ---------------------   ---------------------
Contract acquisition costs, net    $    79,066,752     $        75,183,275
Equity investments, net                 55,966,605              51,566,564
Other                                   19,037,519              18,991,515
                                 ---------------------   ---------------------
              Total                $   154,070,876     $       145,741,354
                                 =====================   =====================


     Amortization expense related to contract acquisition costs was $3.1 million and $1.5 million for the three months ended March 31, 2002 and 2001, respectively.

     Significant components of other current liabilities are summarized as follows:

                                      March 31, 2002      December 31, 2001
                                  --------------------  --------------------
Customer postage deposits           $   14,756,249     $         19,065,119
Transaction processing
   provisions                            5,211,370                5,326,554
Other                                   34,068,244                9,755,448
                                   -------------------  --------------------
   Total                            $   54,035,863     $         34,147,121
                                   ===================  ====================


Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended March 31 is as follows:

                                                2002                 2001
                                            ---------------   -----------------
Net income                                  $  26,913,683     $   22,014,620
Other comprehensive income (loss):
  Foreign currency translation adjustments,
   net of tax                                  (1,010,435)        (2,217,882)
                                            ---------------   -----------------
Comprehensive income                        $  25,903,248     $   19,796,738
                                            ===============   =================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive loss are as follows:

                                       Balance at December 31,      Pretax                               Balance at
                                                2001                amount         Tax benefit         March 31, 2002
  -----------------------------------------------------------------------------------------------------------------------
  Foreign currency translation
      adjustments                           ($3,455,338)          (1,579,333)        568,898           ($4,465,773)
                                      ====================================================================================


Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131). With the Company's recent expansion in Europe and its strategic decision to further expand its business internationally, combined with the integration of its business process management and e-commerce subsidiaries, the Company has revised its segment information to reflect the information that the chief operating decision maker (CODM) uses to make resource allocation and strategic decisions. The CODM at TSYS consists of the chief executive officer, the president and the four executive vice presidents.

     Through online accounting and electronic payment processing systems, Total System Services, Inc. provides electronic payment processing services and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and the Caribbean. The reportable units are segmented based upon geographic locations. Domestic-based processing services include electronic payment processing services and other services provided from the United States. Domestic-based processing services segment includes the financial results of TSYS, excluding its foreign branch offices, and the following subsidiaries: CDEC, CPI and TDM. International-based processing services include electronic payment processing services and other services provided outside the United States. International-based processing services include the financial results of TCI, GP Net and TSYS' branch offices in Europe and Japan.

                                                       Domestic-based           International-based
Operating Segments                                   processing services        processing services                   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
At March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                              $             685,180,209                95,542,774       $           780,722,983
Intersegment eliminations                                      (95,487,825)                 (118,655)                  (95,606,480)
                                                  --------------------------  -------------------------     -----------------------
Total assets                                     $             589,692,384                95,424,119       $           685,116,503
                                                  ==========================  =========================     =======================

-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                              $             643,615,591                 91,657,540      $           735,273,131
Intersegment eliminations                                      (91,419,159)                   (69,221)                 (91,488,380)
                                                  --------------------------  -------------------------     -----------------------
Total assets                                     $             552,196,432                 91,588,319      $           643,784,751
                                                  ==========================  =========================     =======================

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $             209,151,644                 15,073,373      $           224,225,017
Intersegment revenue                                                (1,456)                  (397,997)                    (399,453)
                                                  --------------------------  -------------------------     -----------------------
Revenue from external customers                  $             209,150,188                 14,675,376      $           223,825,564
                                                  ==========================  =========================     =======================
Equity in income of joint ventures               $               4,226,441                    247,234      $             4,473,675
                                                  ==========================  =========================     =======================
Segment operating income                         $              39,503,463                    253,216      $            39,756,679
                                                  ==========================  =========================     =======================
Income taxes                                     $              12,930,393                    105,583      $            13,035,976
                                                  ==========================  =========================     =======================
Net income                                       $              26,884,762                     28,921      $            26,913,683
                                                  ==========================  =========================     =======================

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $            213,194,738                  2,825,485       $          216,020,223
Intersegment revenue                                                 (147)                  (286,029)                    (286,176)
                                                  --------------------------  -------------------------     -----------------------
Revenue from external customers                  $            213,194,591                  2,539,456       $          215,734,047
                                                  ==========================  =========================     =======================
Equity in income of joint ventures               $              2,616,558                    620,056       $            3,236,614
                                                  ==========================  =========================     =======================
Segment operating income                         $             38,432,771                 (5,976,767)      $           32,456,004
                                                  ==========================  =========================     =======================
Income taxes                                     $             13,621,189                 (2,146,068)      $           11,475,121
                                                  ==========================  =========================     =======================
Net income                                       $             25,796,668                 (3,782,048)      $           22,014,620
                                                  ==========================  =========================     =======================

     The following geographic area data represent revenues for the three months ended March 31, 2002 and 2001, respectively, based on the geographic locations of customers.

                                            Three Months Ended March 31,
                               -----------------------------------------------
     (Dollars in millions)                 2002                 2001
                                   --------------------- --------------------
    United States                   $     192.9                198.7
    Europe                                 12.2                  0.6
    Canada*                                 9.8                  9.9
    Mexico                                  6.0                  3.6
    Japan                                   2.4                  2.4
    Other                                   0.5                  0.5
                                   --------------------- --------------------
      Totals                        $     223.8                215.7
                                   ===================== ====================

*These revenues include those generated from the Caribbean accounts owned by a Canadian institution.

     The Company maintains property and equipment in the United States, Europe, Canada and Japan. The following geographic area data represent net property and equipment balances by region:

                                       At March 31,          At December 31,
                                  ----------------------  --------------------
     (Dollars in millions)                2002                   2001
                                  ----------------------  --------------------
    United States                  $      98.8                    98.7
    Europe                                20.0                    20.9
    Canada                                 0.1                     0.1
    Japan                                  1.3                     1.1
                                   --------------------  ---------------------
      Totals                       $     120.2                   120.8
                                   ====================  =====================

     Major Customers For the three months ended March 31, 2002, the Company had two major customers which accounted for approximately 34.5%, or $77.2 million, of total revenues. For the three months ended March 31, 2001, TSYS had two major customers that accounted for 37.2%, or $80.2 million, of total revenues. Revenues from major customers for the periods reported are attributable to both reporting segments.

                                                             Three Months Ended March 31,
                                   ------------------------------------------------------------------------
                                                    2002                                   2001
                                   -------------------------------------  ---------------------------------
  Revenue                                                  % of Total                          % of Total
  (Dollars in millions)                      Dollars         Revenues             Dollars        Revenues
                                   -------------------------------------  ---------------------------------
  One                              $          42.5             19.0%     $          40.8            18.9%
  Two                                         34.7             15.5                 39.4            18.3
                                   -------------------   ------------     ------------------   -----------
    Totals                         $          77.2             34.5%     $          80.2            37.2%
                                   ===============================        ==================   ==========


Note 5 - Recent Accounting Pronouncements

     As a result of the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force 01-14 (EITF 01-14), formerly known as Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenue. Historically, TSYS has not reflected such reimbursements in its consolidated statements of income. The largest reimbursement expenses for which TSYS is reimbursed by clients are postage and express courier charges.

     EITF 01-14 was adopted by the Company on January 1, 2002. Upon application of EITF 01-14, comparative financial statements for prior periods have been reclassified to provide consistent presentation.

     In July 2001, the FASB issued Statement No. 141 (SFAS 141), "Business Combinations," and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS 141 July 1, 2002, the effect of which was not significant.

     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS 142 January 1, 2002.

     At March 31, 2002, the Company has unamortized goodwill in the amount of $3.6 million. As a result of implementing SFAS 142, the Company incurred no amortization expense of goodwill during the three months ended March 31, 2002. Amortization expense related to goodwill was $215,000 for the three months ended March 31, 2001. The Company is in the process of completing its transitional impairment analysis on goodwill and does not anticipate having any transitional impairment losses.

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

     The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's financial condition or results of operations.

Note 6 - Commitments and Contingencies

     At March 31, 2002, the Company has guaranteed a loan of Columbus Bank and Trust Company. As of March 31, 2002, all payments on the loan have been made timely. The remaining balance at March 31, 2002 was $7.0 million. In April 2002, the remaining balance of the loan to CB&T was repaid.

Note 7 - Reclassification

     Certain reclassifications have been made to the 2001 financial statements to conform to the presentation adopted in 2002.

Note 8 - Acquisition

     Effective  January 1, 2002, TSYS acquired TSYS Total Debt Management,  Inc.
(TDM) from Columbus Bank and Trust Company in exchange for 2,175,000 newly issued shares of TSYS common stock with a market value of $43.5 million. TDM provides third-party collection services which expands and complements the Company's product offerings. TDM operates as a separate subsidiary of TSYS.

     Because the acquisition of TDM was a transaction between entities under common control, the Company is reflecting the acquisition at historical cost in accordance with SFAS 141 and is reflecting the results of operations of TDM in the Company's financial statements beginning January 1, 2002.

     The Company does not plan on restating periods prior to 2002 because such restatement was not material. Presented below are the pro forma consolidated results of TSYS' operations for the three months ended March 31, 2002 and 2001, as though the acquisition of TDM had occurred at the beginning of 2001, compared to TSYS' actual consolidated results of operations for 2002.

                                       Three Months Ended March 31,
                                  ------------------------------------
                                         2002               2001
                                  ------------------   ---------------
Revenues                          $   223,825,564        219,946,870
Net income                             26,913,683         22,334,833
Earnings per share
  - basic and diluted                         .14                .11

                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Review

This Financial Review provides a discussion of critical accounting policies, related party transactions, and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial condition, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings.

Critical Accounting Policies

TSYS' (The Company's) financial position and results of operations are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed.

Risks and Uncertainties and Use of Estimates: The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results can differ from assumed and estimated amounts.

     Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers and grow internationally, an inability to grow through acquisitions or successfully integrate acquisitions, an inability to control expenses, technology changes, financial services consolidation, increased regulatory mandates, a decline in the use of cards as a payment mechanism, a decline in the financial stability of the Company's customers and uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's financial position and results of operations.

     A summary of the Company's critical accounting policies follows:

Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts and billing adjustments of $7.7 million and $5.4 million at March 31, 2002 and December 31, 2001, respectively. The allowance represents 6.4% and 4.5% of accounts receivable at March 31, 2002 and December 31, 2001, respectively. TSYS' client base mainly consists of financial institutions and other card issuers such as major retailers. Historically, the Company has not incurred any significant write-offs.

     TSYS records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of specific customers, the industry and size of its customers, the overall composition of its accounts receivable aging, prior history of accounts receivable write-offs and prior history of allowances in proportion to the overall receivable balance. This analysis includes an on-going and continuous communication with its largest customers. A financial decline of any one of these customers could have an adverse and material effect on collectibility of receivables.

     Increases in the allowance for doubtful accounts are recorded as bad debt expense and are reflected in other operating expenses in the Company's consolidated statements of income.

     TSYS records provisions for billing adjustments for potential billing discrepancies. When estimating the provision for billing adjustments, the Company considers prior history of billing adjustments. Increases in the provision for billing adjustments are recorded as a reduction of revenues in the Company's consolidated statements of income.

Revenue Recognition: The Company's electronic payment processing revenues are derived from long-term processing contracts with banks and other institutions and are recognized as revenues at the time the service is performed. Electronic payment processing revenues are generated primarily from charges based on the number of accounts billed, transactions and authorizations processed, statements mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed minimums. The terms of contracts generally range from three to ten years in length.

     The Company's other service revenues are derived from printing activities and customer relationship management services, such as call center activities for card activation and balance transfer requests. The contract terms for these services are generally shorter in nature, and some are project based. Revenue is recognized on these other services either on a per unit or a fixed price basis. The Company uses the percentage of completion method of accounting for its fixed price contracts.

Contract Acquisition Costs: The Company capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion and software development costs, are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted to the system. All costs incurred prior to contract execution are expensed as incurred.

     The amortization of contract acquisition costs adjustments is recorded net of revenues in the Company's consolidated statements of income. The Company evaluates the carrying value of contract acquisition costs for impairment on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.

     These costs may become impaired with the loss of a contract, the financial decline of a customer, termination of conversion efforts after a contract is signed, diminished prospects for current customers or if the Company's estimates of future cash flows differ from actual results. Capitalized contract acquisition costs are classified in prepaid and other assets.

Software Development Costs: The Company develops software that is used in providing transaction processing services to clients. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed  all  planning,  designing,  coding and  testing  activities  that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available to customers for general use. The Company evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the development which is determined by projected future cash flows. The amount by which the unamortized software development costs exceed the net realizable value are written off. Software development costs are amortized using the greater of
(1) the straight-line method over the estimated useful life (which ranges from 3-10 years) or (2) the ratio of current revenues to current anticipated revenues.

     Software   development  costs  may  become  impaired  in  situations  where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned project.

Transaction Processing Provisions: The Company has made certain estimates to accrue for contract contingencies and processing errors. When providing for these accruals, the Company takes into consideration such factors as the prior history of contract penalties and processing errors incurred, contractual penalties inherent in the Company's contracts, progress towards meeting milestones and amounts not covered by insurance.

     These accruals are recorded in other current liabilities in the accompanying consolidated balance sheets. Increases and decreases in transaction processing provisions are reflected in other operating expenses in the Company's consolidated statements of income.

Impairment of Long-lived Assets and Intangibles: The Company evaluates the recoverability of property and equipment, identifiable intangibles and goodwill by comparing the carrying amount of the asset against the estimated undiscounted cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, the Company uses fair value in determining the amount of impairment loss that should be recorded. The determination of undiscounted net operating cash flows requires management to make estimates.

Equity Investments: TSYS' 49% investment in Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), a bankcard data processing support operation located in Mexico, is accounted for using the equity method of accounting, as is TSYS' 50% investment in Vital Processing Services L.L.C. (Vital), a merchant processing operation headquartered in Tempe, Arizona.

Income Taxes: Income taxes reflected in TSYS' consolidated financial statements are computed based on the taxable income of TSYS as if TSYS were a stand-alone tax paying entity. A consolidated federal income tax return is filed for Synovus and its majority owned subsidiaries, including TSYS.

     The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income tax provisions require the use of management judgments, which are subject to challenge by various taxing authorities. Estimates relate to the determination of taxable income, the determination of temporary differences between book and tax bases, as well as anticipated tax credits and related provisions.

Related Party Transactions
     The Company provides electronic payment processing services and other services for its parent company, Synovus Financial Corp. (Synovus), and its affiliates, and for Vital and TSYS de Mexico. The services are performed under negotiated contracts. The Company believes the terms and conditions of transactions between the Company and Synovus and its affiliates are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company's margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts of the significant agreements are disclosed on the face of TSYS' consolidated financial statements.

Off-Balance Sheet Arrangements

Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the ownership risk of technological obsolescence. Neither the assets nor liabilities related to these leases are included on the balance sheet. One of the Company's most significant leases is its synthetic lease for its corporate campus.

Synthetic Lease: In 1997, the Company entered into an operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. The business purpose of the SPE was to provide a means of financing the Company's corporate campus. The assets and liabilities of the SPE consists solely of the cost of the building and the loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt resident within the financial statements of the SPE both approximate $93.5 million. The lease, which is guaranteed by Synovus, provides for substantial residual value guarantees. The amount of the residual value guarantees relative to the assets under this lease is approximately $81.4 million. Due to the nature of the lease, no asset or obligation is recorded on the Company's consolidated balance sheets.

     The terms of this lease financing arrangement require, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities. The payments under the operating lease arrangement, which can be locked in for six month intervals, are tied to the floating London Interbank Offered Rate (LIBOR). In the event that LIBOR rates increase, operating expenses could increase proportionately.

     The campus lease expires November 2002. The Company has the option to either renew the lease subject to prevailing market rates or purchase the property at its original. The Company is currently evaluating which option to pursue. As a result, the Company will have a future cash obligation with respect to the corporate campus beyond the lease expiration of November 2002.

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2002             2001            2002 vs. 2001
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    62.1  %         60.0  %             7.6  %
       Other services                                            12.4            11.0               16.1
                                                           -------------      ----------
          Revenues before reimbursable items                     74.5            71.0                8.9
        Reimbursable items                                       25.5            29.0               (8.9)
                                                           -------------      ----------
          Total revenues                                        100.0           100.0                3.8
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      29.4            28.4                7.4
       Net occupancy and equipment expense                       19.5            19.0                6.3
       Other operating expenses                                   9.9            10.0                2.3
       (Gain) loss on disposal of equipment, net                 (0.0)            0.0                 na
                                                           -------------      ----------
           Expenses before reimbursable items                    58.8            57.4                6.1
       Reimbursable items                                        25.5            29.0               (8.9)
                                                           -------------      ----------
           Total expenses                                        84.3            86.4                1.1
                                                           -------------      ----------
     Equity in income of joint ventures                           2.0             1.5               38.2
                                                           -------------      ----------
           Operating income                                      17.7            15.1               22.4
     Nonoperating income                                          0.1             0.4              (81.3)
                                                           -------------      ----------
           Income before income taxes                            17.8            15.5               19.3
     Income taxes                                                 5.8             5.3               13.6
                                                           -------------      ----------
     Net income                                                  12.0  %         10.2  %            22.3  %
                                                           =============      ==========

na = not applicable

     Revenues Total revenues increased $8.1 million, or 3.8%, during the three months ended March 31, 2002, compared to the same period in 2001. Excluding reimbursable items, revenues increased $13.7 million, or 8.9%, during the three months ended March 31, 2002, compared to the same period in 2001. TSYS' revenues are derived from providing electronic payment processing and related services to banks and other institutions, generally under long-term processing contracts. TSYS' services are provided through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the

Caribbean and Europe. The Company currently offers merchant services to financial institutions and other organizations in Japan.

     Revenues  from  electronic  payment  processing   services  increased  $9.8
million, or 7.6%, for the three months ended March 31, 2002, compared to the same period in 2001. Electronic payment processing revenues are generated primarily from charges based on the number of accounts billed, transactions and authorizations processed, statements mailed, credit bureau requests, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Processing contracts with large clients, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client.

     Due to the somewhat seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth in card portfolios of existing clients, the conversion of cardholder accounts of new clients to the Company's processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor, among others, which may affect TSYS' revenues and results of operations from time to time is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor. Consolidation in the financial services and retail industries could favorably or unfavorably impact TSYS' financial condition and results of operations in the future.

     Average cardholder accounts on file for the three months ended March 31, 2002 were 224.3 million, an increase of approximately 13.1% over the average of
198.3 million for the same period in 2001. Cardholder accounts on file at March 31, 2002 were 229.2 million, a 15.0% increase compared to the 199.2 million accounts on file at March 31, 2001. The change in cardholder accounts on file from March 2001 to March 2002 included the deconversion and purging of 22.5 million accounts, the addition of approximately 29.4 million accounts attributable to the internal growth of existing clients, and approximately 23.1 million accounts for new clients.

     The Company provides services to its clients including processing commercial, retail and consumer cards. Consumer cards include Visa and MasterCard credit and debit cards as well as American Express and stored value cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. The following table summarizes TSYS' accounts on file by portfolio type:

Accounts on File Types
(in millions)             March 31, 2002     March 31, 2001        % Change
-----------------------  ---------------    ----------------    ---------------
Consumer                     126,770,696         98,998,811           28.1
Retail                        83,859,957         85,048,907           (1.4)
Commercial                    18,520,124         15,176,250           22.0
-----------------------  ---------------    ----------------
    Total                    229,150,777        199,223,968           15.0
                         ===============    ================

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

     TSYS' major retail client converted approximately 8 million accounts of its portfolio from traditional retail accounts to consumer accounts since March 2001. The same retail client has purged approximately 8 million inactive retail accounts on file.

     In January 2002, TSYS announced the signing of a multiyear agreement to process 13 million Fashion Bug private-label card accounts for Charming Shoppes, Inc., one of the leading specialty apparel retailers in America.

     TSYS has a dominant market share position in the domestic Visa and MasterCard commercial card processing arena. Future growth in this area is dependent upon increased card activity with more purchasing by businesses being transacted electronically and additional firms realizing the benefits of converting their paper-based purchasing systems to electronic transactions.

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS' accounts on file by area:


Accounts on File by Area
(in millions)                March 31, 2002       March 31, 2001     % Change
--------------------------  ----------------    -----------------  ------------
Domestic                        201,107,032          181,917,464        10.5
Foreign                          28,043,745           17,306,504        62.0
--------------------------  ----------------    -----------------
  Total                         229,150,777          199,223,968        15.0
                            ================    =================

     In 2000, the Company announced the signing of The Royal Bank of Scotland Group plc (RBS) and Allied Irish Banks plc (AIB) to multiyear processing agreements. The portfolios of both clients were fully converted by the middle of the third quarter of 2001. With the completed conversions of RBS and AIB, TSYS became the leading third-party international processor.

     The Company's electronic payment processing service revenues are also impacted by the use of value added products and services of TSYS' processing systems by clients. Value added products and services are optional features each client can choose to subscribe to in order to increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools, such as loyalty programs and bonus rewards. For the three months ended March 31, 2002 and 2001, value added products and services represented 11.6% and 11.8%, or $26.0 million and $25.5 million, of total revenues, respectively. Revenues from value added products and services were up 1.6%, or $406,000, for the three months ended March 31, 2002, compared to the same period in 2001. In 2001, the Company changed its accounting policy for recognizing revenue for one of the value added products and services it offers clients. The Company was recognizing revenue one month in arrears. Due to historical data the Company has accumulated over a set amount of time, the Company determined that it now can estimate its current monthly revenue with some precision. During the three months ended March 31, 2001, the Company recognized, as a result of the change, four months of revenue, or an additional $1.4 million, for this one value added product and service.

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 2002, the Company had two major customers. The two major customers for the quarter ended March 31, 2002 accounted for approximately 34.5%, or $77.2 million, of total revenues. For the three months ended March 31, 2001, TSYS had two major customers that accounted for 37.2%, or $80.2 million, of total revenues. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     In October 2001, the Company announced it had signed a 10-year extension to its long-term credit card processing agreement with one of its major customers, Providian Financial Corporation, which included a cash payment for processing rights of $12.7 million.

     In late 2001 and in 2002, Providian made several announcements regarding concerns about its financial status, related changes in management and the sale of a portion of its portfolio. As a result of these announcements, TSYS management is actively monitoring Providian's status through frequent interaction.

     The Company experienced a drop in transaction and authorization volumes on September 11, 2001 and the following weeks as a result of the terrorist attacks. In the ensuing weeks, those processing volumes returned to normal levels as consumers resumed their daily activities. TSYS did not experience any material financial impact as a result of the September 11th attacks. TSYS continues to experience a delay by potential clients with regards to pursuing processing agreements as those clients continue to focus on matters such as disaster recovery and other internal processes.

     In April 2002, the Company announced that it had entered into a five-year agreement with Accenture valued in excess of $120 million to process postsecondary  student  grant  and  loan  funding  for the  U.S.  Department  of
Education. TSYS began processing all new originations for theDepartment of Education on April 26, 2002. The agreement also involves converting all existing student records currently residing on two legacy systems to TSYS' new stand-alone platform during several phases. The first conversion phase is scheduled to begin in December 2002, with an estimated 4 million records.

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services increased $3.8 million, or 16.1%, in the first quarter of 2002, compared to the first quarter of 2001. The majority of the increase in revenues is the result of the acquisition of TSYS Total Debt Management, Inc. (TDM) from Synovus Financial Corp. on January 1, 2002. TDM provides recovery collections work, bankruptcy process management, legal account management and skip tracing. Because the acquisition of TDM was a transaction between entities under common control, the Company is reflecting the acquisition at historical cost in accordance with SFAS 141 and is reflecting the results of operations of TDM in the Company's financial statements beginning January 1, 2002. The Company does not plan to restate periods prior to 2002 because such restatement would not material.

     For the first quarter of 2002, TDM's revenues were approximately $5.2 million. Other services revenues related to call center and business process management were down for the first quarter of 2002 compared to the same period last year. During the second quarter of 2001, a client stopped outsourcing certain functions as a result of the client's need to reduce expenses. As a result, other service revenues were negatively impacted.

     As a result of the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force 01-14 (EITF 01-14), formerly known as Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenue. Historically, TSYS has not reflected such reimbursements in its consolidated statements of income. The largest reimbursement expenses for which TSYS is reimbursed by clients, are postage and express courier charges. Reimbursable items decreased $5.6 million, or 8.9%, for the first quarter of 2002, as compared to the same period last year. The decrease is the result of certain clients decreasing mailing activities, such as the reissuance of cards and the loss of certain clients. The vast majority of the reimbursable items relate to the Company's domestic based clients.

Operating Expenses
     Total expenses increased 1.1% for the three months ended March 31, 2002, compared to the same period in 2001. Excluding reimbursable items, total expenses increased 6.1% for the three months ended March 31, 2002, compared to the same period in 2001. The increases in operating expenses are attributable to increases in a majority of expense categories as described below.

     Employment expenses increased $4.5 million, or 7.4%, for the three months ended March 31, 2002, compared to the same period in 2001. The addition of employees associated with the acquisition of TDM increased employment expenses $3.2 million in 2002. The remaining change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits. The average number of employees in the first quarter of 2002 increased to 5,168, a 9.0% increase over 4,741 in the same period of 2001. At April 30, 2002, TSYS had 5,086 full-time and 254 part-time employees.

     Net occupancy and equipment expense increased $2.6 million, or 6.3%, for the three months ended March 31, 2002, over the same period in 2001. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $600,000 in the first quarter of 2002, compared to the same period of 2001. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases.

     During 2000, the Company established a data processing center in Europe and purchased a building to house client services personnel. Although it only began processing accounts for its new European clients in mid-2001, the Company had to build the necessary infrastructure in order to begin processing those accounts in 2001. Through the first three months of 2001, the Company incurred $5.9 million of net operating expense related to the expansion in Europe.

     Other operating expenses for the first three months of 2002 increased $498,000, or 2.3%, compared to the same period in 2001. The Company's concerted efforts on cost controls, specifically a decrease in the amortization of client conversion costs and a reduction in processing errors helped offset increases in travel and amortization of client incentives.

Equity in Income of Joint Ventures
     TSYS' share of income from its equity in joint ventures was $4.5 million and $3.2 million for the first quarters of 2002 and 2001, respectively. The increase for the quarter is attributable mainly to Vital Processing Services (Vital). During the first quarter of 2001, Vital incurred additional processing expenses related to the merchant terminal business it acquired in 2000.

     In 1993, the Company reached an agreement to form a joint venture with a number of Mexican banks and recorded, and continues to record, its 49% ownership in the joint venture using the equity method of accounting. The operation, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), provided credit card related processing for the joint venture member banks and others. Recently, several joint venture participants and/or clients have consolidated. This consolidation has resulted in TSYS de Mexico having joint venture participants that are not also processing clients of the joint venture. In order to address this issue, during 2001, the Company and its TSYS de Mexico joint venture participants agreed to separate the bankcard processing services that TSYS de Mexico previously outsourced to the Company from the primary services provided directly by the joint venture to its clients. The joint venture will continue to print statements and provide card-issuing services to the joint venture clients. As a result, new processing agreements were negotiated between the Mexican bank clients of the joint venture and the Company.

     The joint venture will continue to share the profits among the joint venture participants from the services which the joint venture continues to provide. TSYS' ownership percentage continues to be 49% of the joint venture, and TSYS uses the equity method of accounting because it does not control the operations of the joint venture. The Company has executed contracts with banks that represent approximately 98% of its account-on-file base in Mexico. The net effect of the restructuring will be minimal and is resulting in a decrease in equity in income of joint ventures while TSYS' electronic payment processing revenues increase. During the three months ended March 31, 2002, the Company's equity in income of joint ventures related to TSYS de Mexico was $253,000, a 59.1%decrease, or $367,000, compared to $620,000 for the same period last year. Electronic payment processing revenues from clients based in Mexico was $6.0 million for the three months ended March 31, 2002, a 66.1% increase over the $3.6 million for the three months ended March 31, 2001. The increase in revenues is attributable to the restructuring of the joint venture agreement and increased account on file growth. There remains uncertainty in the Mexican economy which management continues to monitor.

     As a result of the restructuring of its joint agreement, TSYS agreed to pay TSYS de Mexico a management fee for certain client relationship services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a management fee of $222,300 for the three months ended March 31, 2002.

Nonoperating Income
     Interest income, net, includes interest income of $369,000 and $6,000 of interest expense for the first quarter of 2002. During the first quarter of 2001, interest income, net, included interest income of $1.0 million and no interest expense. The decrease in interest income for the three months ending March 31, 2002, as compared to the same period in 2001, was primarily the result of lower short-term interest rates and lower levels of cash available for investment.

Operating Income
     Operating income increased 22.4% for the three months ended March 31, 2002, over the same period in 2001. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues.

     The Company's operating profit margin for the first quarter of 2002 was 17.8%, compared to 15.1% for the same period last year. Excluding reimbursable items, the Company's operating profit margin for the first quarter of 2002 was 23.8%, compared to 21.2% for the three months ended March 31, 2001. The Company's focus on expense control was the main reason for the improved margin.

Income Taxes
     TSYS' effective income tax rate for the first quarter of 2002 was 32.6%, compared to 34.3% for the same period in 2001. TSYS was able to recognize additional tax credits in 2002. The effective tax rate for the first quarter 2002 was the same as the fourth quarter of 2001. The Company expects its effective income tax rate for 2002 to be approximately 33%.

Net Income
     Net income for the three months ended March 31, 2002 increased 22.3% to $26.9 million, or basic and diluted earnings per share of $.14, compared to $22.0 million, or basic and diluted earnings per share of $.11, for the same period in 2001. The Company's net profit margin for the first quarter of 2002 was 12.0%, compared to 10.2% for the same period last year. Excluding reimbursable items, the Company's net profit margin for the first quarter of 2002 was 16.1%, compared to 14.4% for the three months ended March 31, 2001.

Projected Outlook for 2002
     TSYS expects an increase in net income for 2002 over 2001 of 20%. This anticipated increase in net income is based in part upon the following assumptions: a 10-12% internal growth rate for existing portfolios; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings; and an increase in the total cardholder base to approximately 245 million accounts. Factors that could prevent TSYS from achieving this objective include the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, adverse developments with respect to existing and prospective clients, including, but not limited to, TSYS' sub-prime clients, TSYS' inability to control expenses and uncertain economic conditions.

Extended Financial Outlook for 2003
     With the continued expansion of the Company's businesses, both domestically and internationally, market acceptance of new products and services and aggressive expense management, TSYS expects to increase its annual net income by at least 20-25% in 2003 as compared to 2002. TSYS' strategic plan has identified growth strategies that are expected to enable the Company to achieve the following 2003 financial goals: 300 million cardholder accounts on file; $1 billion in total revenues; and 20% of total revenues derived from international sources. Factors that could prevent TSYS from achieving this objective include delays in the decision-making process of prospective clients, failure to sign prospective clients, the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, adverse developments with respect to existing and prospective clients, including, but not limited to, TSYS' sub-prime clients, TSYS' inability to control expenses and uncertain economic conditions.

Liquidity and Capital Resources
     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities for the first quarter of 2002 was $50.9 million, compared to a use by operating activities of $716,000 in 2001. The decline in 2001 in net cash provided by operating activities was the result of paying a software obligation that arose in December 2000 and cash commitments with expanding in Europe without the benefit of any processing revenue. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, investment in contract acquisition costs, and the payment of cash dividends.

     During the first quarter of 2002, TSYS purchased property and equipment of $2.8 million, compared to $6.1 million during the same period last year. Expenditures for purchased computer software were $5.6 million for the first three months of 2002, compared to $14.0 million for the same period in 2001. Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $10.1 million for the period ending March 31, 2002, compared to $3.1 million for the same period in 2001.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." During the first three months of 2002, the Company capitalized $2.3 million. The Company expects to complete the base program by the end of the second quarter of 2002.

     The Company is developing a new commercial card system, which is built upon the architectural design of TS2. The new system will provide enhanced reporting, increased purchasing controls and flexible billing options. The Company capitalized approximately $1.1 million for the first three months of 2002 related to this new processing platform. The Company expects to complete the system and make it available for general use by the fourth quarter of 2002.

     The Company is also developing additional systems, primarily its Integrated Payments Platform and a business process workflow solution. The Integrated Payments Platform supports the online and offline debit and stored value markets, giving clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The business process workflow solution is a front-end system that increases workflow process efficiency. The Company capitalized approximately $6.7 million for the three months ended March 31, 2002 on these additional systems.

     During the first three months of 2002, the Company made investments in contract acquisition costs of $9.2 million compared to $4.5 million for the first three months of 2001. These amounts include cash payments for processing rights, third-party development costs and other direct salary related costs incurred in connection with converting new customers to the Company's processing systems. Included in the $9.2 million investment for contract acquisition costs for the first quarter of 2002 are cash payments to clients for processing rights of $6.5 million.

     At March 31, 2002, the Company has guaranteed a loan of Columbus Bank and Trust Company. As of March 31, 2002, all payments on the loan have been made timely. The remaining balance at March 31, 2002 was $7.0 million. In April 2002, the remaining balance of the loan to CB&T was repaid.

     Dividends on common stock of $2.9 million were paid in the first quarter of 2002. On April 18, 2002, the Company announced a 16.7% increase in its quarterly dividend from $0.0150 to $0.0175 per share. On February 26, 2001, the Company announced a 20% increase in its quarterly cash dividend from $0.0125 to $0.0150 per share.

     In 1997, the Company entered into an operating lease agreement relating to the corporate campus. The lease provides for a substantial residual value guarantee, up to $81.4 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company. The campus lease expires November 2002. The Company has the option to either renew the lease subject to prevailing market rates or purchase the property at its original. The Company is currently evaluating which option to pursue.

     In July 2000, TSYS broke ground on a 32,000 square foot childcare facility which is located on the northeast corner of the campus. The new facility offers the Company's employees an alternative option for childcare needs. The facility was completed at a cost of approximately $3.5 million and opened in August 2001. The Company will be able to recoup its building costs through current and future state tax credits from the state of Georgia for setting up a company-sponsored childcare facility.

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

     In September 1999, Synovus Financial Corp. (Synovus) completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services were being marketed under the name TSYS Total Debt Management, Inc. (TDM) through the Company for which Synovus paid TSYS a management fee of $374,000 for the three months ended March 31, 2001.

     Effective January 1, 2002, TSYS acquired TDM in exchange for 2,175,000 newly issued shares of TSYS common stock with a market value of $43.5 million. TDM will now operate as a wholly owned subsidiary of TSYS. This transaction increased CB&T's ownership of TSYS to 81.1% in 2002.

     In May 2000, Synovus completed the acquisition of ProCard, Inc. (ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard's software solutions have been integrated into TSYS' processing solutions and offer TSYS the opportunity to further expand its services to ProCard's clients. The Company assists in managing ProCard, for which the Company was paid a management fee of $85,000 by Synovus for the three months ended March 31, 2002, compared to $76,000 for the same period last year.

     TSYS operates internationally and is subject to potentially adverse movements in foreign currency rate changes. Since December 2000, TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. The Company has determined that, once it begins processing for additional European clients, it may explore potential hedging instruments to safeguard it from significant currency translation risks.

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.3:1. At March 31, 2002, TSYS had working capital of $130.6 million compared to $108.4 million at December 31, 2001.

Recent Accounting Pronouncements
     In July 2001, the FASB issued Statement No. 141 (SFAS 141), "Business Combinations," and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS 141 July 1, 2002, the effect of which was not significant.

     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS 142 January 1, 2002.

     At March 31, 2002, the Company has unamortized goodwill in the amount of $3.6 million. As a result of implementing SFAS 142, the Company incurred no amortization expense of goodwill during the three months ended March 31, 2002. Amortization expense related to goodwill was $215,000 for the three months ended March 31, 2001. The Company is in the process of completing its transitional impairment analysis on goodwill and does not anticipate having any transitional impairment losses.

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

     The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's financial condition or results of operations.

Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding TSYS' expected expansion of its position in the consumer card, retail card and commercial card arenas, expected growth in net income for 2002 over 2001, the expected increase in net income for 2003, TSYS' expected expenditures on and timeframes for completing its double byte project or other development projects, the expected impact of recent accounting pronouncements on TSYS and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income; TSYS' expected internal growth rate for existing portfolios; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings; expected increases in the number of accounts on file; expected increases in revenues; and expected increases in revenues attributable to international clients. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) adverse developments with respect to TSYS' sub-prime clients; (ii) lower than anticipated internal growth rates for TSYS' existing customers; (iii) TSYS' inability to control expenses and increase market share; (iv) TSYS' inability to successfully bring new products to market, including, but not limited to stored value products, e-commerce products, loan processing products and other processing services; (v) the inability of TSYS to grow its business through acquisitions; (vi) TSYS' inability to increase the revenues derived from international sources; (vii) adverse developments with respect to entering into contracts with new clients and retaining current clients; (viii) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (ix) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (x) adverse developments with respect to the successful conversion of clients; (xi) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xii) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (xiii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xiv) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xv) the costs and effects of litigation; (xvi) adverse developments with respect to the credit card industry in general; (xvii) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xviii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels of consumer spending;
(xix) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; and (xx) overall market conditions.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive loss for the first three months ended March 31, 2002 was $1.0 million. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $76.1 million, $4.2 million, $187,000 and $6.5 million, respectively, at March 31, 2002.

Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the lease on its campus facilities. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.

     The payments under the operating lease arrangement of the campus facilities are tied to the London Interbank Offered Rate. TSYS locks into interest rates for six-month intervals. The extent that rates change in a six-month period represents TSYS' exposure.

     The lease is scheduled to expire in November 2002. However, TSYS has the option to either renew the lease subject to prevailing market rates or to purchase the property at the original cost of the property. As a result, TSYS could have an interest rate risk in the future associated with a future obligation with respect to the corporate campus.

Concentration of Credit Risk
     TSYS works to maintain a large and diverse customer base across various industries to minimize the credit risk of any one customer to TSYS' accounts receivable amounts. In addition, TSYS performs ongoing credit evaluations of its customers' and suppliers' financial condition. TSYS does, however, have two major customers that account for a large portion of its revenues, which subject it to credit risk.

     In late 2001 and 2002, one of TSYS' major customers made several announcements regarding concerns about its financial status, related changes in management and the sale of a portion of its portfolio. As a result of the announcements, TSYS management is actively monitoring the client's status through frequent interaction.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

  a) Forms 8-K filed since the Form 10-K filing.

     1. The report dated April 15, 2002 included the following important event:

          On April 15, 2002, Total System Services, Inc. ("Registrant") issued a press release with respect to its first quarter 2002 earnings.

     2. The report dated April 30, 2002 included the following important event:

          On April 30, 2002, Total System Services, Inc. ("Registrant") issued a press release with respect to its execution of a five-year agreement with Accenture to process post secondary student grant and loan funding for the U.S. Department of Education.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   TOTAL SYSTEM SERVICES, INC.


 Date:  May 14, 2002                               by:  /s/ Richard W. Ussery
                                                   ----------------------------
                                                   Richard W. Ussery
                                                   Chairman of the Board
                                                    and Chief Executive Officer

 Date:  May 14, 2002                                by:  /s/ James B. Lipham
                                                    ---------------------------
                                                    James B. Lipham
                                                    Chief Financial Officer