Form 10-Q
period 2002-06-30
TOTAL SYSTEM SERVICES INC
filed 2002-08-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:        June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               ______________________________________________


Commission  file number                    1-10254
                               ______________________________________________

                          T|SYS| Logo [GRAPHIC OMITTED]
                           Total System Services, Inc.
_____________________________________________________________________________
             (Exact name of registrant as specified in its charter)

       Georgia                                                  58-1493818
_____________________________________________________________________________
(State or other jurisdiction of incorporation or         (I.R.S. Employer
 organization)                                             Identification No.)

        1600 First Avenue, Post Office Box 1755, Columbus, Georgia 31902
______________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)

                                 (706) 649-2310
______________________________________________________________________________
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING AS OF: August 14, 2002
-------------------------------             -----------------------------------
Common Stock, $.10 par value                           197,049,470

                          T|SYS| Logo[GRAPHIC OMITTED]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                                                              Page
                                                                                                                             Number
                                                                                                                             ------
Part I. Financial Information
         Item 1. Financial Statements

                  Consolidated Balance Sheets (unaudited) - June 30, 2002 and December 31, 2001 ............................    3

                  Consolidated Statements of Income (unaudited) - Three and six months ended June 30, 2002 and June 30, 2001    4

                  Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2002 and 2001 ..............    6

                  Notes to Unaudited Consolidated Financial Statements .....................................................    7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations ..................................................................................................   15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ................................................   37

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders .......................................................   38

         Item 6. Exhibits and Reports on Form 8-K ..........................................................................   39

Signatures .................................................................................................................   40



                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,            December 31,
                                                                                                2002                  2001
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $59.3 million and $45.9 million on deposit with a related party at 2002 and 2001,
   respectively)                                                                    $          77,657,398            55,961,088
  Accounts receivable, net of allowance for doubtful accounts and billing adjustments of  $9.7 million and $5.4 million
   at 2002 and 2001, respectively                                                             122,264,695           113,318,623
  Prepaid expenses and other current assets                                                    41,537,123            37,074,206
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                    241,459,216           206,353,917
Property and equipment, less accumulated depreciation and amortization
  of $118.5 million and $109.3 million at 2002 and 2001, respectively                         118,244,130           120,799,905
Computer software, less accumulated amortization of  $128.8 million and
  $111.8 million at 2002 and 2001, respectively                                               188,058,976           170,889,575
Other assets                                                                                  158,296,981           145,741,354
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $         706,059,303           643,784,751
                                                                                     ============================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $          11,844,074            24,129,727
  Accrued salaries and employee benefits                                                       20,127,960            39,687,428
  Other current liabilities (includes $3.0 million and $2.4 million payable to
     related parties at 2002 and 2001, respectively)                                           63,554,995            34,147,121
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                95,527,029            97,964,276
Deferred income tax liabilities                                                                47,623,693            42,650,211
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                       143,150,722           140,614,487
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                                    2,618,481             2,358,578
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000,000 shares;
    197,254,087 and 195,079,087 issued at 2002 and 2001, respectively;
    197,049,470 and 194,778,670 outstanding at 2002 and 2001, respectively                     19,725,409            19,507,909
  Additional paid-in capital                                                                   15,559,945             9,360,223
  Accumulated other comprehensive loss                                                           (452,842)           (3,455,338)
  Treasury stock                                                                               (3,316,703)           (3,533,325)
  Retained earnings                                                                           528,774,291           478,932,217
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               560,290,100           500,811,686
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $         706,059,303           643,784,751
                                                                                     ============================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                                 2002                  2001
--------------------------------------------------------------------------------------------------------------    -----------------
Revenues:
    Electronic payment processing services (includes $4.9 million
     and $8.6 million from related parties for 2002 and 2001, respectively)             $        149,123,252           139,966,024
    Other services (includes $1.7 million and $1.7 million from related parties
     for 2002 and 2001, respectively)                                                             27,978,492            21,367,955
                                                                                         ---------------------    -----------------
      Revenues before reimbursable items                                                          177,101,744          161,333,979
    Reimbursable items (includes $2.6 million and $2.7 million from related parties
     for 2002 and 2001, respectively)                                                              59,912,522           59,559,983
                                                                                         ---------------------    -----------------
        Total revenues                                                                            237,014,266          220,893,962
                                                                                         ---------------------    -----------------

Expenses:
  Salaries and other personnel expense                                                             70,910,121           62,517,169
  Net occupancy and equipment expense                                                              41,050,737           43,862,313
  Other operating expenses (includes $2.2 million and $1.7 million to related parties
     for 2002 and 2001, respectively)                                                              28,069,526           19,969,940
  Loss on disposal of equipment, net                                                                    3,965               73,816
                                                                                         ---------------------    -----------------
      Expenses before reimbursable items                                                          140,034,349          126,423,238
   Reimbursable items                                                                              59,912,522           59,559,983
                                                                                         ---------------------    -----------------
      Total expenses                                                                              199,946,871          185,983,221
                                                                                         ---------------------    -----------------
Equity in income of joint ventures                                                                  4,904,416            4,470,578
                                                                                         ---------------------    -----------------
      Operating income                                                                             41,971,811           39,381,319
                                                                                         ---------------------    -----------------
Nonoperating income (expense):
  Interest income, net (includes $239,000 and $513,000 from related parties
      for 2002 and 2001, respectively)                                                               983,584               635,863
 Minority interest in consolidated subsidiary's net income                                           (46,745)              (34,632)
 Other, net                                                                                          183,421               (41,125)
                                                                                         --------------------    ------------------
      Total nonoperating income                                                                    1,120,260               560,106
                                                                                         --------------------    ------------------
      Income before income taxes                                                                  43,092,071            39,941,425
  Income taxes                                                                                    13,762,073            13,985,031
                                                                                         --------------------    ------------------
      Net income                                                                        $         29,329,998            25,956,394
                                                                                         ====================    ==================
      Basic earnings per share                                                          $                .15                   .13
                                                                                         ====================    ==================
      Diluted earnings per share                                                        $                .15                   .13
                                                                                         ====================    ==================

      Weighted average common shares outstanding                                                  197,003,560          194,773,366
      Increase due to assumed issuance of shares related to stock options outstanding                 687,234              909,068
                                                                                         ---------------------   ------------------
      Weighted average common and common equivalent shares outstanding                            197,690,794          195,682,434
                                                                                         =====================   ==================
      Cash dividends per common share                                                   $               .0175                .0150
                                                                                         =====================   ==================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                                 2002                  2001
-------------------------------------------------------------------------------------------------------------     -----------------

Revenues:
    Electronic payment processing services (includes $9.1 million
     and $16.7 million from related parties for 2002 and 2001, respectively)            $         288,306,841          269,327,252
    Other services (includes $3.4 million and $5.1 million from related parties
     for 2002 and 2001, respectively)                                                              55,625,724           45,178,706
                                                                                         ---------------------    -----------------
      Revenues before reimbursable items                                                          343,932,565          314,505,958
    Reimbursable items (includes $4.9 million and $5.1 million from related
     parties for 2002 and 2001, respectively)                                                     116,907,265          122,122,051
                                                                                         ---------------------    -----------------
      Total revenues                                                                              460,839,830          436,628,009
                                                                                         ---------------------    -----------------

Expenses:
  Salaries and other personnel expense                                                            136,738,998          123,802,488
  Net occupancy and equipment expense                                                              84,682,536           84,919,642
  Other operating expenses (includes $4.4 million and $5.0 million to related
    parties for 2002 and 2001, respectively)                                                       50,157,764           41,560,108
  Loss on disposal of equipment, net                                                                    2,867               93,589
                                                                                         ---------------------    -----------------
      Expenses before reimbursable items                                                          271,582,165          250,375,827
   Reimbursable items                                                                             116,907,265          122,122,051
                                                                                         ---------------------    -----------------
      Total expenses                                                                              388,489,430          372,497,878
                                                                                         ---------------------    -----------------
Equity in income of joint ventures                                                                  9,378,091            7,707,192
                                                                                         ---------------------    -----------------
      Operating income                                                                             81,728,491           71,837,323
                                                                                         ---------------------    -----------------
Nonoperating income (expense):
  Interest income, net (includes $461,000 and $1.4 million from related parties
    for 2002 and 2001, respectively)                                                               1,347,143             1,644,398
  Minority interest in consolidated subsidiary's net income                                          (32,819)               (9,430)
  Other, net                                                                                          (1,084)              (41,125)
                                                                                         --------------------    ------------------
      Total nonoperating income                                                                    1,313,240             1,593,843
                                                                                         --------------------    ------------------
      Income before income taxes                                                                  83,041,731            73,431,166
  Income taxes                                                                                    26,798,049            25,460,152
                                                                                         --------------------    ------------------
      Net income                                                                        $         56,243,682            47,971,014
                                                                                         ====================    ==================
      Basic earnings per share                                                          $                .29                   .25
                                                                                         ====================    ==================
      Diluted earnings per share                                                        $                .28                   .25
                                                                                         ====================    ==================

      Weighted average common shares outstanding                                                 196,983,384           194,766,817
      Increase due to assumed issuance of shares related to stock options outstanding                752,343               848,467
                                                                                         --------------------    ------------------
      Weighted average common and common equivalent shares outstanding                           197,735,727           195,615,284
                                                                                         ====================    ==================
      Cash dividends per common share                                                   $              .0325                 .0300
                                                                                         ====================    ==================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                         ------------------------------------------
                                                                                                    2002                2001
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                            $         56,243,682          47,971,014
  Adjustments to reconcile net income to net cash provided by operating
     Minority interest in consolidated subsidiary's net income                                        32,818               9,431
      Equity in income of joint ventures                                                          (9,378,091)         (7,707,192)
      Depreciation and amortization                                                               29,235,475          27,267,067
      Provision for doubtful accounts and billing adjustments                                      4,827,845             196,263
      Provision for transaction processing accruals                                                6,914,710             420,037
      Deferred income tax expense                                                                  4,973,482           3,027,985
      Loss on disposal of equipment, net                                                               2,867              93,590
    (Increase) decrease in:
      Accounts receivable                                                                        (10,344,926)         (5,679,758)
      Prepaid expenses and other assets                                                            4,704,082          (3,479,726)
    Increase (decrease) in:
      Accounts payable                                                                           (12,387,992)        (28,242,119)
      Accrued salaries and employee benefits                                                     (19,559,468)        (16,807,046)
      Other current liabilities                                                                   16,269,039             (76,097)
                                                                                         ------------------------------------------
          Net cash provided by operating activities                                               71,533,523          16,993,449
                                                                                         ------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                              (5,893,578)        (15,718,940)
  Additions to computer software                                                                 (34,005,269)        (29,783,814)
  Proceeds from disposal of equipment                                                                  3,962             961,887
 Cash acquired in acquisition of subsidiary                                                        5,557,092                   -
  Dividends received from joint ventures                                                          17,855,119          10,410,281
  Increase in contract acquisition costs                                                         (27,683,763)        (11,711,435)
                                                                                         ------------------------------------------
          Net cash used in investing activities                                                  (44,166,437)        (45,842,021)
                                                                                         ------------------------------------------

Cash flows from financing activities:
     Dividends paid on common stock                                                               (5,875,326)         (5,355,609)
     Proceeds from exercise of stock options                                                         204,550             263,164
                                                                                         ------------------------------------------
          Net cash used in financing activities                                                   (5,670,776)         (5,092,445)
                                                                                         ------------------------------------------
          Net increase (decrease) in cash and cash equivalents                          $         21,696,310         (33,941,017)
Cash and cash equivalents at beginning of year                                                    55,961,088          80,071,895
                                                                                         ------------------------------------------
Cash and cash equivalents at end of year                                                $         77,657,398          46,130,878
                                                                                         ==========================================
     Cash paid for interest (net of capitalized amounts)                                $              5,906               1,983
                                                                                         ==========================================
     Cash paid for income taxes (net of refunds received)                               $        (11,421,407)         22,538,128
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

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R)); its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TCI) and TSYS Total Debt Management, Inc. (TDM); and its majority owned foreign subsidiary, GP Network Corporation (GP Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 2001 annual report previously filed on Form 10-K.

Note 2 - Supplementary Balance Sheet Information

     Cash and cash equivalent balances are summarized as follows:

                               June 30, 2002        December 31, 2001
                             ----------------       -----------------
Cash and cash equivalents  $      56,892,393       $    45,998,283
Cash in foreign countries         17,568,728             9,962,805
Restricted cash                    3,196,277                     -
                             ----------------        --------------
    Total                  $      77,657,398       $    55,961,088
                             ================        ==============


     Significant components of prepaid expenses and other current assets are summarized as follows:

                              June 30, 2002         December 31, 2001
                              --------------        -----------------
Contract acquisition costs:
  Payment for processing
   rights, net              $    12,145,409       $     9,244,092
  Conversion costs, net           3,175,888             2,655,865
Prepaid expenses                  8,995,820            10,634,921
Other                            17,220,006            14,539,328
                              --------------         -------------
    Total                   $    41,537,123       $    37,074,206
                              ==============         =============


     Significant components of other assets are summarized as follows:

                               June 30, 2002       December 31, 2001
                              --------------       -----------------
Contract acquisition costs:
  Payment for processing
   rights, net              $    77,410,895       $   62,151,758
  Conversion costs, net          20,218,965           13,031,517
  Equity investments, net        43,119,121           51,566,564
  Other                          17,548,000           18,991,515
                              --------------        -------------
     Total                  $   158,296,981       $  145,741,354
                              ==============        ==============

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $2.6 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively. Amortization related to payments for processing rights was $5.0 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively.

     Amortization expense related to conversion costs, which is recorded in other expenses, was $795,000 and $564,000 for the three months ended June 30, 2002 and 2001, respectively. Amortization expense related to conversion costs was $1.5 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively.

     Significant components of other current liabilities are summarized as follows:

                               June 30, 2002       December 31, 2001
                               -------------       -----------------
Customer postage
 deposits                   $    18,036,088        $   19,065,119
Transaction processing
 provisions                      11,011,361             7,291,441
Other                            34,507,546             7,790,561
                               -------------         -------------
    Total                   $    63,554,995        $   34,147,121
                               =============         ==============

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended June 30 is as follows:

                                     2002               2001
                               --------------       --------------
Net income                   $    29,329,998       $  25,956,394
Other comprehensive
  income (loss):
  Foreign currency
   translation adjustments,
    net of tax                     4,012,931            (576,332)
                               --------------       -------------
Comprehensive income         $    33,342,929       $  25,380,062
                               ==============       =============

     Comprehensive income for the six months ended June 30 is as follows:

                                     2002                2001
                               --------------       --------------
Net income                   $    56,243,682      $   47,971,014
Other comprehensive
  income (loss):
  Foreign currency
    translation adjustments,
    net of tax                     3,002,496          (2,794,214)
                               --------------      --------------
Comprehensive income         $    59,246,178      $   45,176,800
                               ===============     ==============


     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive loss are as follows:

                      Balance at December 31,      Pretax                             Balance at
                            2001                   amount         Tax benefit       June 30, 2002
                     -----------------------------------------------------------------------------
  Foreign currency
    translation
    adjustments         ($3,455,338)              4,757,013       (1,754,517)          ($452,842)
                     ===========================================================================

Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131). With the Company's recent expansion in Europe and its strategic decision to further expand its business internationally, combined with the integration of its business process management and e-commerce subsidiaries, the Company revised its segment information in the first quarter of 2002 to reflect the information that the chief operating decision maker (CODM) uses to make resource allocation and strategic decisions. The CODM at TSYS consists of the chief executive officer, the president and the four executive vice presidents.

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

                                                       Domestic-based           International-based
Operating Segments                                   processing services        processing services              Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                              $             705,587,319                92,882,216       $           798,469,535
Intersegment eliminations                                      (92,294,083)                 (116,149)                  (92,410,232)
                                                  --------------------------  -------------------------     ------------------------
Total assets                                     $             613,293,236                92,766,067       $           706,059,303
                                                  ==========================  =========================     ========================

----------------------------------------------------------------------------  ------------------------------------------------------
At December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                              $             643,615,591                 91,657,540      $           735,273,131
Intersegment eliminations                                      (91,419,159)                   (69,221)                 (91,488,380)
                                                  --------------------------  -------------------------     ------------------------
Total assets                                     $             552,196,432                 91,588,319      $           643,784,751
                                                  ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $             220,737,946                16,669,193       $           237,407,139
Intersegment revenue                                                (1,401)                 (391,472)                     (392,873)
                                                  --------------------------  -------------------------     ------------------------
Revenue from external customers                  $             220,736,545                16,277,721       $           237,014,266
                                                  ==========================  =========================     ========================
Equity in income of joint ventures               $               4,690,639                   213,777       $             4,904,416
                                                  ==========================  =========================     ========================
Segment operating income                         $              40,561,874                 1,409,937       $            41,971,811
                                                  ==========================  =========================     ========================
Income taxes                                     $              13,090,961                   671,112       $            13,762,073
                                                  ==========================  =========================     ========================
Net income                                       $              28,325,009                 1,004,989       $            29,329,998
                                                  ==========================  =========================     ========================

                                                       Domestic-based           International-based
Operating Segments                                   processing services        processing services             Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $            216,116,560                  5,053,564       $          221,170,124
Intersegment revenue                                               (2,395)                  (273,767)                    (276,162)
                                                  --------------------------  -------------------------     ------------------------
Revenue from external customers                  $            216,114,165                  4,779,797       $          220,893,962
                                                  ==========================  =========================     ========================
Equity in income of joint ventures               $              3,938,073                    532,505       $            4,470,578
                                                  ==========================  =========================     ========================
Segment operating income                         $             45,535,034                 (6,153,715)      $           39,381,319
                                                  ==========================  =========================     ========================
Income taxes                                     $             16,315,665                 (2,330,634)      $           13,985,031
                                                  ==========================  =========================     ========================
Net income                                       $             29,828,718                 (3,872,324)      $           25,956,394
                                                  ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $             429,889,590                 31,742,566      $           461,632,156
Intersegment revenue                                                (2,857)                  (789,469)                    (792,326)
                                                  --------------------------  -------------------------     ------------------------
Revenue from external customers                  $             429,886,733                 30,953,097      $           460,839,830
                                                  ==========================  =========================     ========================
Equity in income of joint ventures               $               8,917,080                    461,011      $             9,378,091
                                                  ==========================  =========================     ========================
Segment operating income                         $              80,065,339                  1,663,152      $            81,728,491
                                                  ==========================  =========================     ========================
Income taxes                                     $              26,021,354                    776,695      $            26,798,049
                                                  ==========================  =========================     ========================
Net income                                       $              55,209,774                  1,033,908      $            56,243,682
                                                  ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $            429,311,299                  7,879,048       $          437,190,347
Intersegment revenue                                               (2,542)                  (559,796)                    (562,338)
                                                  --------------------------  -------------------------     ------------------------
Revenue from external customers                  $            429,308,757                  7,319,252       $          436,628,009
                                                  ==========================  =========================     ========================
Equity in income of joint ventures               $              6,554,631                  1,152,561       $            7,707,192
                                                  ==========================  =========================     ========================
Segment operating income                         $             83,967,806                (12,130,483)      $           71,837,323
                                                  ==========================  =========================     ========================
Income taxes                                     $             29,936,853                 (4,476,701)      $           25,460,152
                                                  ==========================  =========================     ========================
Net income                                       $             55,625,386                 (7,654,372)      $           47,971,014
                                                  ==========================  =========================     ========================


     The following geographic area data represent revenues for the three and six months ended June 30, 2002 and 2001, respectively, based on the geographic locations of customers.

                                      Three Months Ended June 30,                      Six Months Ended June 30,
                                  ------------------------------------------    ------------------------------------------
(Dollars in millions)                       2002                  2001                 2002                   2001
                                   -------------------    -----------------     ------------------    --------------------
United States                   $              202.4                202.1                 395.2                   401.3
Europe                                          13.8                  2.4                  26.0                     2.4
Canada                                          10.7                 10.0                  20.5                    19.9
Mexico                                           7.1                  3.6                  13.1                     7.2
Japan                                            2.5                  2.3                   4.9                     4.8
Other                                            0.5                  0.5                   1.1                     1.0
                                   -------------------    -----------------    ------------------    --------------------
    Totals                      $              237.0                220.9                 460.8                   436.6
                                   ===================    =================    ==================    ====================

     The Company maintains property and equipment in the United States, Europe, Canada and Japan. The following geographic area data represent net property and equipment balances by region:

                           At June 30,             At December 31,
                         ----------------       --------------------
(Dollars in millions)         2002                      2001
                         ----------------       --------------------
United States          $        95.7                     98.7
Europe                          20.9                     20.9
Canada                           0.1                      0.1
Japan                            1.5                      1.1
                         ----------------          --------------
 Totals                $       118.2                    120.8
                         ================          ==============

Major  Customers

     For the three months ended June 30, 2002, the Company had two major customers which accounted for approximately 34.4%, or $81.6 million, of total revenues. For the three months ended June 30, 2001, TSYS had two major customers that accounted for 37.3%, or $82.4 million, of total revenues. Revenues from major customers for the periods reported are attributable to both reporting segments.

                                                             Three Months Ended June 30,
                                        ----------------------------------------------------------------------
                                                     2002                                   2001
                                        ---------------------------------      -------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        ---------------------------------      -------------------------------
  One                                  $        48.0             20.2%       $          40.7            18.4%
  Two                                           33.6             14.2                   41.7            18.9
                                        -------------------------------        -------------------------------
      Totals                           $        81.6             34.4%       $          82.4            37.3%
                                        ===============================        ===============================

     For the six months ended June 30, 2002, the Company had two major customers which accounted for approximately 34.4%, or $158.8 million, of total revenues. For the six months ended June 30, 2001, TSYS had two major customers that accounted for 37.3%, or $162.7 million, of total revenues. Revenues from major customers for the periods reported are attributable to both reporting segments.

                                                              Six Months Ended June 30,
                                        -----------------------------------------------------------------------
                                                        2002                                   2001
                                        ---------------------------------      --------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        ---------------------------------      --------------------------------
  One                                  $        90.5             19.6%       $          81.5            18.7%
    Two                                         68.3             14.8                   81.2            18.6
                                        -------------------------------        -------------------------------
      Totals                           $       158.8             34.4%       $         162.7            37.3%
                                        ===============================        ===============================


Note 5 - Supplementary Cash Flow Information

     Cash flows used in additions to computer software for the six months ended June 30, 2002 and 2001 are summarized as follows:

                                June 30, 2002           June 30, 2001
                              ----------------        -----------------
Purchased programs    $            18,110,929     $        22,696,456
Developed software                 15,894,340               7,087,358
                              ----------------        -----------------
  Total               $            34,005,269     $        29,783,814
                              ================        =================

     Cash flows used in additions to contract acquisition costs for the six months ended June 30 2002 and 2001 are summarized as follows:

                                June 30, 2002            June 30, 2001
                              -----------------      -------------------
Cash payments for
 processing rights    $            21,541,138     $         3,844,447
Conversion costs                    6,142,625               7,866,988
                              ----------------        -----------------
  Total               $            27,683,763     $        11,711,435
                              ================        =================

Note 6 - Recent Accounting Pronouncements

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

     In July 2001, the FASB issued Statement No. 141 (SFAS 141), "Business Combinations," and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS 141 July 1, 2001, the effect of which was not significant.

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

     At June 30, 2002, the Company has unamortized goodwill in the amount of $3.6 million. As a result of implementing SFAS 142, the Company incurred no amortization expense of goodwill during the three and six months ended June 30, 2002, respectively. Amortization expense related to goodwill was $213,000 and $428,000 for the three and six months ended June 30, 2001, respectively.

     The Company's transitional impairment analysis of its unamortized goodwill balance did not have a material effect on the Company's financial condition or results of operations.

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS 143 in the first quarter of fiscal year 2003. Management will evaluate the impact of the adoption of this statement on the consolidated financial statements during fiscal year 2002.

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

     In April 2002, the FASB issued Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition or results of operations.

     In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS 146 will have a material impact on the Company's financial condition or results of operations.

Note 7 - Commitments and Contingencies

     At December 31, 2001, a prospective client of the Company had a loan balance of $7.5 million with Columbus Bank and Trust Company, which TSYS agreed to guarantee. In April 2002, the remaining balance of the loan to CB&T was repaid.

Note 8 - Reclassification

     Certain reclassifications have been made to the 2001 financial statements to conform to the presentation adopted in 2002.

Note 9 - Acquisition

     Effective  January 1, 2002, TSYS acquired TSYS Total Debt Management,  Inc.
(TDM) from Synovus Financial Corp. in exchange for 2,175,000 newly issued shares of TSYS common stock with a market value of $43.5 million. TDM provides third-party collection services which expands and complements the Company's product offerings. TDM operates as a separate subsidiary of TSYS.

     Because the acquisition of TDM was a transaction between entities under common control, the Company is reflecting the acquisition at historical cost in accordance with SFAS 141 and is reflecting the results of operations of TDM in the Company's financial statements beginning January 1, 2002.

     The Company has not  restated  periods  prior to 2002 for this  transaction
because  such  restatement  is  not  significant  to  the  Company's   financial
statements.

     Presented below are the pro forma consolidated results of TSYS' operations for the three months and six months ended June 30, 2002 and 2001, respectively, as though the acquisition of TDM had occurred at the beginning of 2001, compared to TSYS' actual consolidated results of operations for 2002.

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                          ------------------ --------------------- ------------------ ----------------
                                                2002                 2001                2002              2001
                                          ------------------ --------------------- ------------------ ----------------
Revenues                               $        237,014,266           225,008,584        460,839,830      444,955,454
Net income                                       29,329,998            26,242,056         56,243,682       48,576,894
Basic earnings per share                                .15                   .13                .29              .25
Diluted Earnings per share                              .15                   .13                .28              .25

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

     A summary of the Company's critical accounting policies follows:

Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts and billing adjustments of $9.7 million and $5.4 million at June 30, 2002 and December 31, 2001, respectively. The allowance represents 7.3% and 4.5% of accounts receivable at June 30, 2002 and December 31, 2001, respectively. TSYS' client base mainly consists of financial institutions and other card issuers such as major retailers. Historically, the majority of the Company's account receivable balances have been current and the number of days outstanding is low.

     TSYS records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial condition of specific customers, the industry and size of its customers, the overall composition of its accounts receivable aging, prior history with specific customers of accounts receivable write-offs and prior history of allowances in proportion to the overall receivable balance. This analysis includes an on going and continuous communication with its largest customers and those customers with past due balances. A financial decline of any one of these customers could have an adverse and material effect on collectibility of receivables and thus the adequacy of the allowance for doubtful accounts.

     Increases in the allowance for doubtful accounts are recorded as bad debt expense and are reflected in other operating expenses in the Company's consolidated statements of income. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

     TSYS records allowances for billing adjustments for actual and potential billing discrepancies. When estimating the allowance for billing adjustments, the Company considers its overall history of billing adjustments, as well as its history with specific customers and known disputes. Increases in the allowance for billing adjustments are recorded as a reduction of revenues in the Company's consolidated statements of income and actual adjustments to invoices are charged against the allowance for billing adjustments.

Revenue Recognition: The Company's electronic payment processing revenues are derived from long-term processing contracts with banks and other institutions and are recognized as revenues at the time the service is performed. Electronic payment processing revenues are generated primarily from charges based on the number of accounts billed, transactions and authorizations processed, statements mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed minimums. The terms of contracts generally range from three to ten years in length. To date, revenues derived under fixed price contracts have not been significant.

     The Company's other service revenues are derived from recovery collections work, bankruptcy process management, legal account management, skip tracing, printing activities and customer relationship management services, such as call center activities for card activation and balance transfer requests. The contract terms for these services are generally shorter in nature, and some are project based. Revenue is recognized on these other services either on a per unit or a fixed price basis. The Company uses the percentage of completion method of accounting for its fixed price contracts.

Contract Acquisition Costs: The Company capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion and software development costs, are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted to the system and generating revenues. All costs incurred prior to contract execution are expensed as incurred.

     The amortization of contract acquisition costs associated with cash payments is recorded net of revenues in the Company's consolidated statements of income. The amortization of contract acquisition costs associated with conversion activity is recorded as other operating expenses in the Company's consolidated statements of income. The Company evaluates the carrying value of contract acquisition costs for impairment for each customer on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.

     These costs may become impaired with the loss of a contract, the financial decline of a customer, termination of conversion efforts after a contract is signed, diminished prospects for current customers or if the Company's estimates of future cash flows differ from actual results. Capitalized contract acquisition costs are classified in prepaid expenses and other current assets and in other assets.

Software Development Costs: The Company develops software that is used in providing electronic payment processing and other services to clients. Software development costs are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available to customers for general use. The Company evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the software product which is determined by projected future net cash flows. The amount by which the unamortized software development costs exceed the net realizable value is written off. Software development costs are amortized using the greater of (1) the straight-line method over its estimated useful life (which ranges from 3-10 years) or (2) the ratio of current revenues to total anticipated revenue over its useful life.

     Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

Transaction Processing Provisions: The Company has made certain estimates to accrue for contract contingencies (performance penalties) and processing errors. A significant number of the Company's contracts with large customers contain service level agreements which can result in TSYS incurring performance penalties if such service levels are not met. When providing for these accruals, the Company takes into consideration such factors as the prior history of performance penalties and processing errors incurred, contractual penalties inherent in the Company's contracts, progress towards meeting milestones and performance penalties and known processing errors not covered by insurance.

     These accruals are included in other current liabilities in the accompanying consolidated balance sheets. Increases in transaction processing provisions are charged to other operating expenses in the Company's consolidated statements of income and payments for performance penalties and processing errors are charged against the accrual.

Impairment of Long-lived Assets and Intangibles: The Company evaluates the recoverability of property and equipment, and other long-lived assets, by comparing the carrying amount of the asset against the estimated undiscounted net cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, the Company uses fair value in determining the amount of impairment loss that should be recorded. The determination of undiscounted net operating cash flows requires management to make estimates.

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

Related Party Transactions

     The Company provides electronic payment processing services and other services for its parent company, Synovus Financial Corp. (Synovus), and its affiliates, and for Vital and TSYS de Mexico. The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company's margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS' consolidated financial statements.

Off-Balance Sheet Arrangements

Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership because of potential rapid technological obsolescence. Neither the assets nor liabilities related to these leases are included on the balance sheet. Alternatively, the Company discloses the amount of operating expense associated with these agreements for each period including future cash obligations with respect to such arrangements. One of the Company's most significant leases is its synthetic lease used to finance its corporate campus.

Synthetic Lease: In 1997, the Company entered into an operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. The business purpose of the SPE was to provide a means of financing the Company's corporate campus. The assets and liabilities of the SPE consists solely of the cost of the building and the loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt included on the financial statements of the SPE both approximate $93.5 million. The lease, which is guaranteed by Synovus, provides for substantial residual value guarantees. The amount of the Company's residual value guarantee relative to the assets under this lease is approximately $81.4 million. In accordance with current accounting principles, no asset or obligation is recorded on the Company's consolidated balance sheets.

     The terms of this lease financing arrangement require, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE's debt. The payments under the operating lease arrangement, which can be locked in for six month intervals, are tied to the London Interbank Offered Rate (LIBOR) plus a margin of 45 basis points for the secured portion and a margin of 135 basis points for the unsecured portion. In the event that LIBOR rates increase, operating expenses could increase proportionately.

     The campus lease expires November 2002. The Company has the option to either renew the lease subject to prevailing market rates or purchase the property at its original cost. The Company is currently evaluating which option to pursue.

     If the Company elects to purchase the property from the SPE, such funds would be used to repay the SPE loan facility. The Company has several options available for financing the purchase of the property. Sources of financing may include short-term and/or long-term borrowings from financial institutions or the issuance of equity or debt securities.

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30, 2002 and 2001:

                                            Percentage of     Percentage Change
                                            Total Revenues    in Dollar Amounts
                                           ----------------   ------------------
                                           2002       2001      2002 vs. 2001
                                           -----     ------   ------------------
Revenues:
 Electronic payment processing services     62.9%     63.4%         6.5%
 Other services                             11.8       9.6         30.9
                                           ------    ------
   Revenues before reimbursable items       74.7      73.0          9.8
 Reimbursable items                         25.3      27.0          0.6
                                           ------    ------
   Total revenues                          100.0     100.0          7.3
                                           ------    ------
 Expenses:
   Salaries and other personnel expense     29.9      28.3         13.4
   Net occupancy and equipment expense      17.3      19.9         (6.4)
   Other operating expenses                 11.9       9.0         40.6
                                           ------    ------
     Expenses before reimbursable items     59.1      57.2         10.8
   Reimbursable items                       25.3      27.0          0.6
                                           ------    ------
   Total expenses                           84.4      84.2          7.5
                                           ------    ------
 Equity in income of joint ventures          2.1       2.0          9.7
                                           ------    ------
   Operating income                         17.7      17.8          6.6
 Nonoperating income                         0.5       0.3           nm
                                           ------    ------
   Income before income taxes               18.2      18.1          7.9
 Income taxes                                5.8       6.3         (1.6)
                                           ------    ------
   Net income                               12.4%     11.8%        13.0%
                                           ======    ======


nm = not meaningful

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30, 2002 and 2001:

                                            Percentage of     Percentage Change
                                            Total Revenues    in Dollar Amounts
                                           ----------------   ------------------
                                           2002       2001      2002 vs. 2001
                                           -----     ------   ------------------
Revenues:
 Electronic payment processing services     62.5%     61.7%         7.0%
 Other services                             12.1      10.3         23.1
                                           ------    ------
   Revenues before reimbursable items       74.6      72.0          9.4
 Reimbursable items                         25.4      28.0         (4.3)
                                           ------    ------
   Total revenues                          100.0     100.0          5.5
                                           ------    ------

Expenses:
 Salaries and other personnel expense       29.7      28.4         10.4
 Net occupancy and equipment expense        18.4      19.4         (0.3)
 Other operating expenses                   10.8       9.5         20.7
                                           ------    ------
    Expenses before reimbursable items      58.9      57.3          8.5
       Reimbursable items                   25.4      28.0         (4.3)
                                           ------    ------
   Total expenses                           84.3      85.3          4.3
                                           ------    ------
Equity in income of joint ventures           2.0       1.8         21.7
                                           ------    ------
   Operating income                         17.7      16.5         13.8
Nonoperating income                          0.3       0.3        (17.6)
                                           ------    ------
   Income before income taxes               18.0      16.8         13.1
Income taxes                                 5.8       5.8          5.3
                                           ------    ------
Net income                                  12.2%     11.0%        17.2%
                                           ======    ======

nm = not meaningful

Revenues

     Total revenues increased $16.1 million, or 7.3%, and $24.2 million, or 5.5%, during the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. Excluding reimbursable items, revenues increased $15.8 million, or 9.8%, and $29.4 million, or 9.4%, during the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. TSYS' revenues are derived from providing electronic payment processing and related services to banks and other institutions, generally under long-term processing contracts. TSYS' services are provided through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean and Europe. The Company currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Net.

     Due to the seasonal nature of credit card transactions, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth in card portfolios of existing clients, the conversion of cardholder accounts of new clients to the Company's processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor, among others, which may affect TSYS' revenues and results of operations from time to time is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor.

     Processing contracts with large clients, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients. Consolidation in the financial services and retail industries could favorably or unfavorably impact TSYS' financial condition and results of operations in the future.

     The Company experienced a drop in transaction and authorization volumes on September 11, 2001 and the following weeks as a result of the terrorist attacks. In the ensuing weeks, those processing volumes returned to normal levels as consumers resumed their daily activities. TSYS did not experience any material financial impact as a result of the September 11th attacks, although TSYS did experience a delay by potential clients with regards to pursuing processing agreements as those clients focused on matters such as disaster recovery and other internal processes. TSYS believes that potential clients are now evaluating outsourcing arrangements.

 Electronic Payment Processing Services

     Revenues from electronic payment processing services increased $9.2 million, or 6.5%, and $19.0 million, or 7.0%, for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. Revenues for the second quarter 2001 also included a one-time nonrecurring deconversion penalty of $7.5 million from two departing clients. Excluding the nonrecurring fee received in 2001, revenues from recurring operations before reimbursables would have increased 15.1% for the second quarter of 2002 compared to the same period in 2001.

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

     The Company provides services to its clients including processing consumer, retail and commercial cards. Consumer cards include Visa and MasterCard credit and debit cards as well as American Express and stored value cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. The following table summarizes TSYS' accounts on file by portfolio type:

Accounts on File by Type          June 30, 2002               June 30, 2001
-------------------------    ------------------------    ------------------------    ----------------
(in millions)                   Number         %            Number         %            % Change
                             ------------- --------      ------------- ----------    ----------------
Consumer                        127.4        56.2            109.4       54.1               16.4
Retail                           80.6        35.6             76.3       37.8                5.6
Commercial                       18.7         8.2             16.4        8.1               14.4
--------------------------    ---------     ------         -------     -------
  Total                         226.7       100.0            202.1       100.0              12.2
                              =========     ======         ========    =======

     Average cardholder accounts on file for the three months ended June 30, 2002 were 229.1 million, an increase of approximately 15.0% over the average of
199.2 million for the same period in 2001. Average cardholder accounts on file for the six months ended June 30, 2002 were 226.7 million, an increase of approximately 14.1% over the average of 198.8 million for the same period in 2001. Cardholder accounts on file at June 30, 2002 were 226.7 million, a 12.2% increase compared to the 202.1 million accounts on file at June 30, 2001. The change in cardholder accounts on file from June 2001 to June 2002 included the deconversion and purging of 14.6 million accounts, the addition of approximately
22.3 million accounts attributable to the internal growth of existing clients, and approximately 16.9 million accounts for new clients.

     TSYS expects to continue expanding its market share in the consumer, retail and commercial card arenas. The Company's future growth in consumer cards is dependent upon new clients, international expansion and continued internal growth of clients' portfolios.

     In April 2002, the Company announced that it had entered into a five-year agreement with Accenture valued in excess of $120 million to provide processing services for the U.S. Department of Education. TSYS began processing all new originations for the Department of Education on April 26, 2002. The agreement also involves converting all existing student records to TSYS' new stand-alone platform during several phases. The conversion phases are scheduled to begin and to be completed during the first half of 2003 and TSYS estimates it should have a total of 10 million records at that point. Revenues generated from Accenture in 2002 related to processing student loans will not be material.

     TSYS is  positioned  as a major  third-party  processor  of  retail  cards.
Traditional retail card operations are beginning to increase the activity of their card portfolios by converting inactive accounts to Visa/MasterCard consumer cards. TSYS is able to provide its extensive bankcard processing tools and techniques, as well as value-added functionality, to traditional retail card operations allowing better segmentation and potentially increased profitability for customers. TSYS does not receive as much revenue from retail cards, on a per account basis, as it does for a consumer card because consumer cards traditionally generate more transactions. Retail cards are generally limited to a particular location or retail chain. Consumer cards are widely accepted at numerous retail outlets.

     TSYS' major retail client converted approximately 5.6 million accounts of its portfolio from traditional retail accounts to consumer accounts since June 2001. The same retail client has purged approximately 8 million inactive retail accounts on file.

     In January 2002, TSYS announced the signing of a multiyear agreement to process 13 million Fashion Bug private-label card accounts for Charming Shoppes, Inc., one of the leading specialty apparel retailers in America. During the second quarter of 2002, Charming Shoppes purged approximately 3 million inactive accounts on file.

     TSYS has a dominant market share position in the domestic Visa and MasterCard commercial card processing arena. Future growth in this area is dependent upon increased card activity with more purchasing by businesses being transacted electronically and additional firms realizing the benefits of converting their paper-based purchasing systems to electronic transactions using commercial cards.

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS' accounts on file by area:

Accounts on File by Area         June 30, 2002             June 30, 2001
-------------------------  -----------------------   ---------------------   -----------
(in millions)                 Number         %          Number       %        % Change
                           -------------  --------   -----------  --------   ----------
Domestic                      197.8         87.3         179.1      88.6         10.5
Foreign                        28.9         12.7          23.0      11.4         25.4
-------------------------  -------------  --------   -----------  --------    --------
  Total                       226.7         100.0        202.1     100.0         12.2
                           =============  ========   ===========  ========    ========

     In 2000, the Company announced the signing of The Royal Bank of Scotland Group plc (RBS) and Allied Irish Banks plc (AIB) to multiyear processing agreements. The portfolios of both clients were fully converted by the middle of the third quarter of 2001. As a result, the growth in accounts on file in foreign locations is expected to decline from the 25.4% shown in the table above. With the completed conversions of RBS and AIB, TSYS became the leading third-party international processor.

     On August 6, 2002, TSYS announced the signing of a 10-year outsourcing agreement with CIBC to process more than 5 million Visa accounts. The portfolio will be converted in early 2003 to TS2. In a separate agreement, TSYS announced in January 2002 that it would process the new "entourage" line of American Express products for CIBC, including Canada's first nationwide chip card. TSYS has supported other CIBC card products since 1994.

     The Company's electronic payment processing service revenues are also impacted by the use of value added products and services of TSYS' processing systems by clients. Value added products and services are optional features each client can choose to subscribe to in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools, such as loyalty programs and bonus rewards. For the three months ended June 30, 2002 and 2001, value added products and services represented 13.2% and 11.0%, or $31.2 million and $24.3 million, of total revenues, respectively. For the six months ended June 30, 2002 and 2001, value added products and services represented 12.4% and 11.4%, or $57.2 million and $49.8 million, of total revenues, respectively. Revenues from value added products and services increased 28.6%, or $6.9 million, for the three months ended June 30, 2002, compared to the same period in 2001. Revenues from value added products and services increased 14.8%, or $7.4 million, for the six months ended June 30, 2002, compared to the same period in 2001. In 2001, the Company changed its accounting policy for recognizing revenue for one of the value added products and services it offers clients. The Company was recognizing revenue one month in arrears. Due to historical data the Company has accumulated over a set amount of time, the Company determined that it now can estimate its current monthly revenue with some precision. During the six months ended June 30, 2001, the Company recognized, as a result of the change, seven months of revenue, or an additional $1.4 million, for this one value added product and service.

Other Services

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services increased $6.6 million, or 30.9%, in the second quarter of 2002, compared to the second quarter of 2001. Revenues from other services increased $10.4 million, or 23.1%, for the first six months of 2002, compared to the same period in 2001. The majority of the increase in revenues is the result of the acquisition of TSYS Total Debt Management, Inc. (TDM) from Synovus Financial Corp. on January 1, 2002. TDM provides recovery collections work, bankruptcy process management, legal account management and skip tracing. Because the acquisition of TDM was a transaction between entities under common control, the Company is reflecting the acquisition at historical cost in accordance with SFAS 141 and is reflecting the results of operations of TDM in the Company's financial statements beginning January 1, 2002. The Company has not restated periods prior to 2002 because such restatement is not significant to the Company's financial statements. As discussed above, the Company's revenues from other services, excluding the effect of TDM, were comparable in the 2002 periods to the 2001 periods.

     For the three and six months ended June 30 2002, TDM's revenues were approximately $5.0 million and $10.3 million, respectively. Other services revenues related to call center and business process management were approximately the same for the second quarter of 2002 compared to the same period last year. During the second quarter of 2001, a client stopped outsourcing certain functions as a result of the client's need to reduce expenses. As a result, other service revenues were negatively impacted.

Reimbursable Items

     As a result of the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force 01-14 (EITF 01-14), formerly known as Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenue. Historically, TSYS has not reflected such reimbursements in its consolidated statements of income. The largest reimbursement expenses for which TSYS is reimbursed by clients, are postage and express courier charges. Reimbursable items remained comparable for the three months ended June 30, 2002, as compared to the same period last year. Reimbursable items decreased $5.2 million, or 4.3%, for the six months ended June 30, 2002, as compared to the same period last year. The decrease is the result of certain clients decreasing mailing activities, such as the reissuance of cards, and the loss of certain clients. The majority of reimbursable items
relate  to  the  Company's   domestic  based  clients.

Major Customers

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended June 30, 2002, the Company had two major customers. The two major customers for the quarter ended June 30, 2002 accounted for approximately 34.4%, or $81.6 million, of total revenues. For the three months ended June 30, 2001, TSYS had two major customers that accounted for 37.3%, or $82.4 million, of total revenues. The two major customers for the six months ended June 30, 2002 accounted for approximately 34.4%, or $158.8 million, of total revenues. For the six months ended June 30, 2001, TSYS had two major customers that accounted for 37.3%, or $162.7 million, of total revenues. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

     In October 2001, the Company announced it had signed a 10-year extension to its long-term credit card processing agreement with one of its major customers, Providian Financial Corporation (Providian), which included a cash payment for processing rights of $12.7 million.

     In late 2001 and in 2002, Providian made several announcements regarding concerns about its financial status, related changes in management and the sale of a portion of its portfolio. As a result of these announcements, TSYS management is actively monitoring Providian's financial status through frequent interaction with Providian's senior management.

     During the second quarter of 2002, Providian contracted with TSYS to perform back-up servicing in the case of default (trigger event) on their Gateway Master Trust portfolio. Based on its contact with Providian's senior management, TSYS does not anticipate that the trigger event will occur. The revenues generated from providing back-up servicing for Providian will not have a material impact upon TSYS' results operations.

Operating Expenses

     Total expenses increased 7.5% and 4.3% for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. Excluding reimbursable items, total expenses increased 10.8% and 8.5% for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The increases in operating expenses are attributable to increases in each of the expense categories as described below.

     Employment expenses increased $8.4 million, or 13.4%, for the three months ended June 30, 2002, compared to the same period in 2001. Employment expenses increased $12.9 million, or 10.4%, for the six months ended June 30, 2002, compared to the same period in 2001. The addition of employees associated with the acquisition of TDM increased employment expenses $2.9 million and $6.3 million for the three months and six months ended June 30, 2002. The remaining change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits. The average number of employees in the second quarter of 2002 increased to 5,179, a 7.4% increase over 4,821 in the same period of 2001. The average number of employees for the first six months of 2002 increased to 5,165, an 8.1% increase over 4,779 in the same period of 2001. At July 31, 2002, TSYS had 4,946 full-time and 245 part-time employees.

     Net occupancy and equipment expense decreased $2.8 million, or 6.4%, for the three months ended June 30, 2002, and remained the same for the six months ended June 30, 2002, respectively, over the same periods in 2001. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, decreased approximately $4.1 million in the second quarter of 2002, compared to the same period of 2001. Computer equipment and software rentals decreased approximately $3.6 million in the first six months of 2002, compared to the same period of 2001. The decrease is the result of recent legislation whereby TSYS expects to recoup approximately $4.0 million of sales and use tax paid to the state of Georgia for 2001 for various equipment and software programs, including leased equipment and software. The Company also reduced its capitalized computer equipment and other equipment balances by approximately $1.0 million in conjunction with the sales tax refund for 2001. Depreciation and software amortization increased $1.3 million and $2.7 million during the three and six months ended June 30, 2002, compared to the same periods in 2001.

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

     Other operating expenses for the second quarter of 2002 increased $8.1 million, or 40.6%, compared to the same period in 2001. Other operating expenses for the first six months of 2002 increased $8.6 million, or 20.7%, compared to the same period in 2001. During the second quarter of 2002, TSYS added to client contingencies and transaction processing reserves related to client specific situations.

Equity in Income of Joint Ventures

     TSYS' share of income from its equity in joint ventures was $4.9 million and $4.5 million for the second quarters of 2002 and 2001, respectively. TSYS' share of income from its equity in joint ventures was $9.4 million and $7.7 million for the first six months of 2002 and 2001, respectively. The increase for the quarter is attributable mainly to Vital Processing Services (Vital).

     During the three months ended June 30, 2002, the Company's equity in income of joint ventures related to Vital was $4.7 million, a 19.1% increase, or $752,000, compared to $3.9 million for the same period last year. During the six months ended June 30, 2002, the Company's equity in income of joint ventures related to Vital was $8.9 million, a 36.0% increase, or $2.3 million, compared to $6.6 million for the same period last year. Vital's improved operating efficiencies and controlling of expenses were the main factors in its improved financial results.

     In 1993, the Company reached an agreement to form a joint venture with a number of Mexican banks and recorded, and continues to record, its 49% ownership in the joint venture using the equity method of accounting. The operation, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), provided credit card related processing for the joint venture member banks and others. Recently, several joint venture participants and/or clients have consolidated. This consolidation has resulted in TSYS de Mexico having joint venture participants that are not also processing clients of the joint venture. In order to address this issue, during 2001, TSYS and its TSYS de Mexico joint venture participants agreed to separate the bankcard processing services that TSYS de Mexico previously outsourced to TSYS from the primary services provided directly by the joint venture to its clients. The joint venture will continue to print statements and provide card-issuing support services to the joint venture clients. As a result, new processing agreements were negotiated between the Mexican bank clients of the joint venture and TSYS.

     The joint venture will continue to share the profits among the joint venture participants from the services which the joint venture continues to provide. TSYS' ownership percentage continues to be 49% of the joint venture, and TSYS uses the equity method of accounting because it does not control the operations of the joint venture. The Company has executed contracts with banks that represent approximately 98% of its account-on-file base in Mexico. The net effect of the restructuring will be minimal and is resulting in a decrease in equity in income of joint ventures while TSYS' electronic payment processing revenues and operating expenses increase. During the three months ended June 30, 2002, the Company's equity in income of joint ventures related to TSYS de Mexico was $214,000, a 59.8% decrease, or $319,000, compared to $533,000 for the same period last year. During the six months ended June 30, 2002, the Company's equity in income of joint ventures related to TSYS de Mexico was $461,000, a 60.0% decrease, or $692,000, compared to $1.2 million for the same period last year. Electronic payment processing revenues from clients based in Mexico was $7.1 million for the second quarter ended June 30, 2002, a 96.3% increase over the $3.6 million for the second quarter ended June 30, 2001. Electronic payment processing revenues from clients based in Mexico was $13.1 million for the first six months of June 30, 2002, an 81.2% increase over the $7.2 million for the same period last year. The increase in revenues is attributable to increased account on file growth of approximately 43.5% and the restructuring of the joint venture agreement. The Company was notified by its largest client in Mexico that it intends to utilize its internal global platform and does not plan on renewing its processing agreement with TSYS when it expires in the first quarter of 2003. As a result, management expects that electronic payment processing revenues for 2003 from Mexico will decrease when compared to electronic payment processing revenues from Mexico for 2002.

     As a result of the restructuring of its joint agreement, TSYS agreed to pay TSYS de Mexico a management fee for certain client relationship services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a management fee of $214,000 and $461,000 for the three and six months ended June 30, 2002, respectively.

Operating Income

     Operating income increased 6.6% for the three months ended June 30, 2002, over the same period in 2001. Operating income increased 13.8% for the six months ended June 30, 2002, over the same period in 2001. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues. Excluding equity in income of joint ventures, operating income increased 6.2% and 12.8% for the three and six months ended June 30, 2002, respectively, over the same periods in 2001.

     The Company's operating profit margin for the second quarter of 2002 was 17.7%, compared to 17.8% for the same period last year. The Company's operating profit margin for the first six months of 2002 was 17.7%, compared to 16.5% for the same period last year. Excluding reimbursable items, the Company's operating profit margin for the three and six months ended June 30, 2002 was 23.7% and 23.8%, respectively, compared to 24.4% and 22.8% for the three and six months ended June 30, 2001, respectively. During the second quarter of 2001, the Company received one-time nonrecurring termination penalties from departing two customers of $7.5 million, which raised the Company's operating margins. The Company's focus on expense control was the main reason for the improved margin.

Nonoperating Income

     Interest income, net, includes interest income of $984,000 and no interest expense for the second quarter of 2002. During the second quarter of 2001, interest income, net, included interest income of $637,000 and $2,000 of interest expense. During the first six months of 2002, interest income, net, included interest income of $1.4 million and $6,000 of interest expense. During the first six months of 2001, interest income, net, included interest income of $1.6 million and $2,000 of interest expense. The decrease in interest income for the three months ending June 30, 2002, as compared to the same period in 2001, was primarily the result of lower short-term interest rates. During the three months ended June 30, 2002, the Company recorded interest income of $534,000 from the state of Georgia on the sales tax refund referred to above.

Income Taxes

     TSYS' effective income tax rate for the three months ended June 30, 2002 was 31.9%, compared to 35.0% for the same period in 2001. TSYS' effective income tax rate for the first six months of 2002 was 32.3%, compared to 34.7% for the same period in 2001. The decrease was the result of additional tax credits in 2002. The Company expects its effective income tax rate for 2002 to be approximately 33%.

Net Income

     Net income for the three months ended June 30, 2002 increased 13.0% to $29.3 million, or basic and diluted earnings per share of $0.15, compared to $26.0 million, or basic and diluted earnings per share of $0.13, for the same period in 2001. The Company's net profit margin for the second quarter of 2002 was 12.4%, compared to 11.8% for the same period last year. Excluding reimbursable items, the Company's net profit margin for the second quarter of 2002 was 16.6%, compared to 16.1% for the three months ended June 30, 2001.

     Net income for the first six months ended June 30, 2002 increased 17.2% to $56.2 million, or basic earnings per share of $0.29 and diluted earnings per share of $0.28, compared to $48.0 million, or basic and diluted earnings per share of $0.25, for the same period in 2001. The Company's net profit margin for the first six months of 2002 was 12.2%, compared to 11.0% for the same period last year. Excluding reimbursable items, the Company's net profit margin for the first six months of 2002 was 16.4%, compared to 15.3% for the six months ended June 30, 2001.

Projected Outlook for 2002

     TSYS expects an increase in net income for 2002 over 2001 of 20%. This anticipated increase in net income is based in part upon the following assumptions: a 10-12% internal growth rate for existing portfolios; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings; and an increase in the total cardholder base to approximately 235 million accounts. Factors that could prevent TSYS from achieving this objective include the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, adverse developments with respect to existing and prospective clients, including, but not limited to, TSYS' sub-prime clients, TSYS' inability to control expenses and uncertain economic conditions, among others.

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

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures. TSYS' net cash provided by operating activities for the first six months of 2002 was $71.5 million, compared to $17.0 million in 2001. The net cash provided by operating activities in 2001 was negatively impacted by cash commitments with expanding in Europe without the benefit of any processing revenue and by certain working capital changes, primarily the payment of a software obligation that was included in accounts payable in December 2000 that was made to benefit future periods with more favorable licensing terms. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, primarily computer equipment, investment in client incentives and conversion costs, and the payment of cash dividends.

     During the second quarter of 2002, TSYS purchased property and equipment of $3.1 million, compared to $9.6 million during the same period last year. During the first six months of 2002, TSYS purchased property and equipment of $5.9 million, compared to $15.7 million during the same period last year.

     Expenditures for purchased computer software were $12.6 million for the three months ended June 30, 2002, compared to $8.7 million for the same period in 2001. Expenditures for purchased computer software were $18.1 million for the six months ended June 30, 2002, compared to $22.7 million for the same period in 2001. Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $5.7 million for the three month period ending June 30, 2002, compared to $4.0 million for the same period in 2001. Additions to capitalized software development costs were $15.9 million for the six month period ending June 30, 2002, compared to $7.1 million for the same period in 2001.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." During the three months ended June 30, 2002, the Company capitalized $1.7 million, bringing the total capitalized in 2002 to $3.9 million. The
Company has capitalized a total of $7.9 million since the project began. The Company completed the core double-byte architecture during the second quarter of 2002.

     The Company is developing a new commercial card system, which is built upon the architectural design of TS2. The new system will provide enhanced reporting and increased purchasing controls. The Company capitalized approximately $1.2 million for the three months ended June 30, 2002, bringing the total capitalized in 2002 to $2.2 million, related to this new processing platform. The Company has capitalized a total of $35.7 million since the project began. The Company expects to complete the system and make it available for general use by the fourth quarter of 2002.

     The Company is developing its Integrated Payments Platform supporting the online and offline debit and stored value markets, giving clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company capitalized approximately $366,000 for the three months ended June 30, 2002 on these additional systems, bringing the total capitalized in 2002 to $2.8 million. The Company has capitalized a total of $5.1 million since the project began.

     The Company developed TSYS ProphIT(R), a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT was developed for TSYS' existing clients, and future development is expected to provide other financial institutions and retailers with completely customized workflows that work on any processing system. The Company capitalized approximately $2.2 million for the three months ended June 30, 2002 on TSYS ProphIT, bringing the total capitalized in 2002 to $6.0 million. The Company has capitalized a total of $10.1 million since the project began.

     During the three months ended June 30, 2002, the Company made investments in contract acquisition costs of $18.5 million compared to $7.2 million for the same period in 2001. During the six months ended June 30, 2002, the Company made investments in contract acquisition costs of $27.7 million compared to $11.7 million for the same period in 2001. These amounts include cash payments for processing rights, third-party development costs and other direct salary related costs incurred in connection with converting new customers to the Company's processing systems. Included in the $27.7 million investment for contract acquisition costs for the first six months of 2002 are cash payments to clients for processing rights of $21.5 million. During the second quarter of 2002, the Company paid $14.0 million in cash for processing rights as part of its agreement with CIBC.

     Dividends on common stock of $3.0 million were paid in the second quarter of 2002, bringing the total paid in 2002 to $5.9 million. On April 18, 2002, the Company announced a 16.7% increase in its quarterly dividend from $0.0150 to $0.0175 per share. The Company also increased the number of authorized shares from 300 million to 600 million. On February 26, 2001, the Company announced a 20% increase in its quarterly cash dividend from $0.0125 to $0.0150 per share.

     In 1997, the Company entered into an operating lease agreement relating to the corporate campus. The lease provides for a substantial residual value guarantee, up to $81.4 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of the Company. The campus lease expires November 2002. The Company has the option to either renew the lease subject to prevailing market rates or purchase the property at its original cost. The Company is currently evaluating which option to pursue.

     If the Company elects to purchase the property from the SPE, such funds would be used to repay the SPE loan facility. The Company has several options available for financing the purchase of the property. Sources of financing may include short-term and/or long-term borrowings from financial institutions or the issuance of equity or debt securities.

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

     In September 1999, Synovus Financial Corp. (Synovus) completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo include recovery collections work, bankruptcy process management, legal account management and skip tracing. These services were being marketed under the name TSYS Total Debt Management, Inc. (TDM) through the Company for which Synovus paid TSYS a management fee of $374,000 and $749,000 for the three and six months ended June 30, 2001, respectively.

     Effective January 1, 2002, TSYS acquired TDM in exchange for 2,175,000 newly issued shares of TSYS common stock with a market value of $43.5 million. TDM will now operate as a wholly owned subsidiary of TSYS. This transaction increased Synovus' ownership of TSYS to 81.1% in 2002.

     In May 2000, Synovus completed the acquisition of ProCard, Inc. (ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard's software solutions have been integrated into TSYS' processing solutions and offer TSYS the opportunity to further expand its services to ProCard's clients. The Company assists in managing ProCard, for which the Company was paid a management fee of $76,000 by Synovus for the three months ended June 30, 2002 and 2001. For the first six months of 2002 and 2001, the Company was paid a management fee of $152,000 by Synovus.

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

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.5:1. At June 30, 2002, TSYS had working capital of $145.9 million compared to $108.4 million at December 31, 2001.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141 (SFAS 141), "Business Combinations," and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS 141 July 1, 2001, the effect of which was not significant.

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

     At June 30, 2002, the Company has unamortized goodwill in the amount of $3.6 million. As a result of implementing SFAS 142, the Company incurred no amortization expense of goodwill during the three and six months ended June 30, 2002, respectively. Amortization expense related to goodwill was $213,000 and $428,000 for the three and six months ended June 30, 2001, respectively.

     The Company's transitional impairment analysis of its unamortized goodwill balance did not have a material effect on the Company's financial condition or results of operations.

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS 143 in the first quarter of fiscal year 2003. Management will evaluate the impact of the adoption of this statement on the consolidated financial statements during fiscal year 2002.

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

     In April 2002, the FASB issued Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial condition or results of operations.

     In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS 146 will have a material impact on the Company's financial condition or results of operations.

Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding TSYS' belief with respect to potential clients evaluating outsourcing arrangements, expected expansion of its position in the consumer card, retail card and commercial card arenas, expectations with respect to its obligations to perform back-up servicing for Providian being "triggered", expected growth in net income for 2002 over 2001, the expected increase in net income for 2003, TSYS' expected expenditures on and timeframes for completing its new commercial card system or other development projects, the expected impact on TSYS of recent accounting pronouncements and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income; TSYS' expected internal growth rate for existing portfolios; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings; expected increases in the number of accounts on file; expected increases in revenues; and expected increases in revenues attributable to international clients. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:
(i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items;
(ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive income for the three and six months ended June 30, 2002 was $4.0 million and $3.0 million, as compared to other comprehensive loss for the same 2001 periods of $576,000 and $2.8 million, respectively. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $84.3 million, $3.1 million, $157,000 and $7.9 million, respectively, at June 30, 2002.

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

Concentration of Credit Risk

     TSYS works to maintain a large and diverse customer base across various industries to minimize the credit risk of any one customer to TSYS' accounts receivable amounts. In addition, TSYS performs ongoing credit evaluations of its certain customers' and certain suppliers' financial condition. TSYS does, however, have two major customers that account for a large portion of its revenues, which subject it to credit risk.

     In late 2001 and 2002, Providian Financial Corporation (Providian), one of TSYS' major customers, made several announcements regarding concerns about its financial status, related changes in management and the sale of a portion of its portfolio. As a result of the announcements, TSYS management is actively monitoring Providian's status through frequent interaction with its senior management.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 18, 2002. There were three proposals voted on at the meeting.

     Proposal I voted on at the meeting was the election of five directors. Following is a tabulation of votes for each nominee:

                                                        WITHHELD
                                         VOTES         AUTHORITY
NOMINEE                                   FOR           TO VOTE
--------------------------------     -------------  ---------------
G. Wayne Clough                       192,256,009        98,462
Samuel A. Nunn                        192,106,011       248,460
H. Lynn Page                          192,290,043        64,428
Philip W. Tomlinson                   192,290,341        64,130
Richard W. Ussery                     192,291,977        62,494


     Proposal II voted on at the meeting was the proposal to approve the Total System Services, Inc. 2002 Long-Term Incentive Plan. Following is a tabulation of votes:

      FOR                                               190,141,633
      AGAINST                                             2,051,038
      ABSTAIN                                               161,800

     Proposal III voted on at the meeting was the proposal to approve the Synovus Financial Corp. 2002 Long-Term Incentive Plan. Following is a tabulation of votes:

      FOR                                               189,722,282
      AGAINST                                             2,433,595
      ABSTAIN                                               198,594

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

   a) Exhibits
      Exhibit Number          Description
      ---------------------   --------------------------------------------------
           99.1               Certification of Chief Executive Officer pursuant
                               to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2               Certification of Chief Financial Officer pursuant
                               to Section 906 of the Sarbanes-Oxley Act of 2002

    b) Forms 8-K filed since the previous Form 10-Q filing.

          1. The report dated July 12, 2002 included the following important event:

                    Effective August 1, 2002, Total System Services, Inc. ("Registrant") will begin utilizing Mellon Investor Services LLC as its new transfer agent, registrar and dividend disbursing agent for TSYS common stock.

          2. The report dated July 16, 2002 included the following important event:

                    On July 16, 2002, Total System Services, Inc. ("Registrant") issued a press release with respect to its second quarter 2002 earnings.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TOTAL SYSTEM SERVICES, INC.


 Date:  August 14, 2002                         by:  /s/ Richard W. Ussery
                                                -----------------------------
                                                Richard W. Ussery
                                                Chairman of the Board
                                                  and Chief Executive Officer

 Date:  August 14, 2002                         by:  /s/ James B. Lipham
                                                -----------------------------
                                                James B. Lipham
                                                Chief Financial Officer