Form 10-Q
period 2002-09-30
TOTAL SYSTEM SERVICES INC
filed 2002-11-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended:      September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from                   to
                               ------------------------------------------------

Commission  file number                       1-10254
                               ------------------------------------------------

                                T|SYS| LOGO [GRAPHIC OMITTED]
                           Total System Services, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Georgia                                                  58-1493818
-------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                   OUTSTANDING AS OF: November 13, 2002
----------------------------          -----------------------------------------
Common Stock, $.10 par value                        197,049,470

                          T|SYS| LOGO [GRAPHIC OMITTED]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
Part I. Financial Information
     Item 1. Financial Statements

       Consolidated Balance Sheets (unaudited) - September 30, 2002
               and December 31, 2001 ..................................    3

       Consolidated Statements of Income (unaudited) - Three and nine
               months ended September 30, 2002 and September 30, 2001 .    4

       Consolidated Statements of Cash Flows (unaudited) - Nine months
               ended September 30, 2002 and 2001 ......................    6

       Notes to Unaudited Consolidated Financial Statements ...........    7

    Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..............................   16

    Item 3. Quantitative and Qualitative Disclosures About Market
               Risk ...................................................   41

    Item 4. Management's Analysis of Disclosure Controls and
               Procedures .............................................   43

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K ..........................   44

Signatures ............................................................   45

Certifications ........................................................   46

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,      December 31,
                                                                                     2002              2001
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $92.1 million and $45.9 million on
    deposit with a related party at 2002 and 2001, respectively) .............   $ 117,632,633       55,961,088
  Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $8.3 million and $5.4 million at 2002 and 2001,
   respectively ..............................................................     118,131,937      113,318,623
  Prepaid expenses and other current assets ..................................      41,093,065       37,074,206
                                                                                 -------------    -------------
      Total current assets ...................................................     276,857,635      206,353,917
Property and equipment, less accumulated depreciation and amortization of
   $121.5 million and $109.3 million at 2002 and 2001, respectively ..........     116,959,563      120,799,905
Computer software, less accumulated amortization of  $137.7 million and
   $111.8 million at 2002 and 2001, respectively .............................     187,301,634      170,889,575
Other assets .................................................................     166,374,262      145,741,354
                                                                                 -------------    -------------
      Total assets ...........................................................   $ 747,493,094      643,784,751
                                                                                 =============    =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ...........................................................   $   6,756,086       24,129,727
  Accrued salaries and employee benefits .....................................      37,022,067       39,687,428
  Other current liabilities (includes $3.0 million and $2.4 million payable to
     related parties at 2002 and 2001, respectively) .........................      66,806,453       34,147,121
                                                                                 -------------    -------------
      Total current liabilities ..............................................     110,584,606       97,964,276
Deferred income tax liabilities ..............................................      44,982,128       42,650,211
                                                                                 -------------    -------------
      Total liabilities ......................................................     155,566,734      140,614,487
                                                                                 -------------    -------------
Minority interest in consolidated subsidiary .................................       2,668,426        2,358,578
                                                                                 -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000,000 shares; 197,254,087 and 195,079,087 issued at 2002 and 2001, respectively; 197,049,470 and
    194,778,670 outstanding at 2002 and 2001, respectively ...................      19,725,409       19,507,909
  Additional paid-in capital .................................................      15,559,944        9,360,223
  Accumulated other comprehensive loss .......................................        (382,384)      (3,455,338)
  Treasury stock .............................................................      (3,316,703)      (3,533,325)
  Retained earnings ..........................................................     557,671,668      478,932,217
                                                                                 -------------    -------------
     Total shareholders' equity ..............................................     589,257,934      500,811,686
                                                                                 -------------    -------------
     Total liabilities and shareholders' equity ..............................   $ 747,493,094      643,784,751
                                                                                 =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             Three months ended
                                                                                               September 30,
                                                                                   -----------------------------------------
                                                                                            2002              2001
-----------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $5.1 million and $8.3 million
     from related parties for 2002 and 2001, respectively) ..........................  $  153,169,233      141,564,128
   Other services (includes $1.8 million and $1.5 million from related parties for
     2002 and 2001, respectively) ...................................................      25,448,484       19,590,470
                                                                                        -------------    -------------
      Revenues before reimbursable items ............................................     178,617,717      161,154,598
   Reimbursable items (includes $2.5 million and $2.5 million from related parties
     for 2002 and 2001, respectively) ...............................................      56,314,016       54,993,195
                                                                                        -------------    -------------
      Total revenues ................................................................     234,931,733      216,147,793
                                                                                        -------------    -------------

Expenses:
  Salaries and other personnel expense ..............................................      75,873,555       66,849,672
  Net occupancy and equipment expense ...............................................      43,921,774       41,346,429
  Other operating expenses (includes $2.1 million and $1.5 million to related parties
    for 2002 and 2001, respectively) ................................................      18,955,110       19,477,994
  Loss on disposal of equipment, net ................................................         (63,666)            (391)
                                                                                        -------------    -------------
      Expenses before reimbursable items ............................................     138,686,773      127,673,704
   Reimbursable items ...............................................................      56,314,016       54,993,195
                                                                                        -------------    -------------
      Total expenses ................................................................     195,000,789      182,666,897
                                                                                        -------------    -------------
Equity in income of joint ventures ..................................................       5,262,411        4,602,864
                                                                                        -------------    -------------
      Operating income ..............................................................      45,193,355       38,083,758
                                                                                        -------------    -------------
Nonoperating income (expense):
 Interest income, net (includes $336,000 and $541,000 from related parties for
  2002 and 2001, respectively) ......................................................         720,232          597,700
 Minority interest in consolidated subsidiary's net income ..........................         (99,922)         (82,133)
 Gain (loss) on foreign currency translation, net ...................................       2,144,535           16,121
                                                                                        -------------    -------------
      Total nonoperating income .....................................................       2,764,845          531,688
                                                                                        -------------    -------------
      Income before income taxes ....................................................      47,958,200       38,615,446
  Income taxes ......................................................................      15,611,662       13,157,128
                                                                                        -------------    -------------
      Net income ....................................................................   $  32,346,538       25,458,318
                                                                                        =============    =============
      Basic earnings per share ......................................................   $        0.16             0.13
                                                                                        =============    =============
      Diluted earnings per share ....................................................   $        0.16             0.13
                                                                                        =============    =============

      Weighted average common shares outstanding ....................................     197,049,470      194,778,566
      Increase due to assumed issuance of shares related to stock options
         outstanding ................................................................         308,621          934,337
                                                                                        -------------    -------------
      Weighted average common and common equivalent shares outstanding ..............     197,358,091      195,712,903
                                                                                        =============    =============
      Cash dividends per common share ...............................................   $      0.0175           0.0150
                                                                                        =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                         ------------------------------
                                                                                             2002            2001
-----------------------------------------------------------------------------------------------------------------------

Revenues:
   Electronic payment processing services (includes $14.2 million and $25.0 million
     from related parties for 2002 and 2001, respectively) ..........................   $ 441,476,074      410,891,380
   Other services (includes $5.2 million and $4.9 million from related parties for
     2002 and 2001, respectively) ...................................................      81,074,208       64,769,176
                                                                                        -------------    -------------
      Revenues before reimbursable items ............................................     522,550,282      475,660,556
   Reimbursable items (includes $7.4 million and $7.6 million from related parties
     for 2002 and 2001, respectively) ...............................................     173,221,281      177,115,246
                                                                                        -------------    -------------
      Total revenues ................................................................     695,771,563      652,775,802
                                                                                        -------------    -------------
Expenses:
  Salaries and other personnel expense ..............................................     212,612,553      190,652,160
  Net occupancy and equipment expense ...............................................     128,604,310      126,266,071
  Other operating expenses (includes $7.0 million and $5.6 million to related
      parties for 2002 and 2001, respectively) ......................................      69,112,874       61,038,102
  Loss on disposal of equipment, net ................................................         (60,799)          93,198
                                                                                        -------------    -------------
      Expenses before reimbursable items ............................................     410,268,938      378,049,531
   Reimbursable items ...............................................................     173,221,281      177,115,246
                                                                                        -------------    -------------
      Total expenses ................................................................     583,490,219      555,164,777
                                                                                        -------------    -------------
Equity in income of joint ventures ..................................................      14,640,502       12,310,056
                                                                                        -------------    -------------
      Operating income ..............................................................     126,921,846      109,921,081
                                                                                        -------------    -------------
Nonoperating income (expense):
 Interest income, net (includes $810,000 and $2.0 million from related parties
   for 2002 and 2001, respectively) .................................................       2,067,375        2,242,098
 Minority interest in consolidated subsidiary's net income ..........................        (132,741)         (91,563)
 Gain(Loss) on foreign currency translation, net ....................................       2,143,451          (25,004)
                                                                                        -------------    -------------
      Total nonoperating income .....................................................       4,078,085        2,125,531
                                                                                        -------------    -------------
      Income before income taxes ....................................................     130,999,931      112,046,612
  Income taxes ......................................................................      42,409,711       38,617,280
                                                                                        -------------    -------------
      Net income ....................................................................   $  88,590,220       73,429,332
                                                                                        =============    =============
      Basic earnings per share ......................................................   $        0.45             0.38
                                                                                        =============    =============
      Diluted earnings per share ....................................................   $        0.45             0.38
                                                                                        =============    =============

      Weighted average common shares outstanding ....................................     197,005,655      194,770,776
      Increase due to assumed issuance of shares related to stock options
        outstanding .................................................................         605,903          878,532
                                                                                        -------------    -------------
      Weighted average common and common equivalent shares outstanding ..............     197,611,558      195,649,308
                                                                                        =============    =============
      Cash dividends per common share ...............................................   $       0.050            0.045
                                                                                        =============    =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                               Nine months ended
                                                                                  September 30,
                                                                      -------------------------------------
                                                                                2002             2001
----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income ..........................................................   $  88,590,220       73,429,332
  Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest in consolidated subsidiary's net income ........         132,741           91,563
      Equity in income of joint ventures ..............................     (14,640,502)     (12,310,056)
      (Gain)Loss on foreign currency translation, net .................      (2,143,451)          25,004
      Depreciation and amortization ...................................      44,521,460       40,151,808
      Charges for bad debt and billing adjustments ....................       3,405,410          156,557
      Charges for transaction processing ..............................       5,665,643       (1,311,042)
      Deferred income tax expense .....................................       2,331,917        6,316,041
     (Gain)Loss on disposal of equipment, net .........................         (60,799)          93,198
    (Increase) decrease in:
      Accounts receivable .............................................      (4,789,733)     (24,521,066)
      Prepaid expenses and other assets ...............................       7,814,889          911,980
    Increase (decrease) in:
      Accounts payable ................................................     (15,332,528)     (29,310,680)
      Accrued salaries and employee benefits ..........................      (2,665,361)     (10,567,346)
      Other current liabilities .......................................      20,683,155       10,868,550
                                                                          -------------    -------------
          Net cash provided by operating activities ...................     133,513,061       54,023,843
                                                                          -------------    -------------
Cash flows from investing activities:
  Purchase of property and equipment ..................................      (9,626,565)     (24,127,157)
  Additions to computer software ......................................     (42,258,963)     (34,066,439)
  Proceeds from disposal of equipment .................................          68,322          962,387
  Cash acquired in acquisition of subsidiary ..........................       5,557,092             --
  Dividends received from joint ventures ..............................      17,855,119       10,410,281
  Increase in contract acquisition costs ..............................     (34,316,924)     (12,709,917)
                                                                          -------------    -------------
          Net cash used in investing activities .......................     (62,721,919)     (59,530,845)
                                                                          -------------    -------------
Cash flows from financing activities:
     Dividends paid on common stock ...................................      (9,324,147)      (8,277,257)
     Proceeds from exercise of stock options ..........................         204,550          264,365
                                                                          -------------    -------------
          Net cash used in financing activities .......................      (9,119,597)      (8,012,892)
                                                                          -------------    -------------
          Net increase (decrease) in cash and cash equivalents ........   $  61,671,545      (13,519,894)
Cash and cash equivalents at beginning of year ........................      55,961,088       80,071,895
                                                                          -------------    -------------
Cash and cash equivalents at end of year ..............................   $ 117,632,633       66,552,001
                                                                          =============    =============
     Cash paid for interest (net of capitalized amounts) ..............   $       5,909           30,749
                                                                          =============    =============
     Cash paid for income taxes (net of refunds received) .............   $  25,418,973       22,086,953
                                                                          =============    =============

Significant noncash transaction: In January 2002, the Company acquired TSYS Total Debt Management, Inc. through the issuance of 2,175,000 shares of common stock with a market value of $43.5 million.

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R)); its wholly owned subsidiaries, Columbus Depot Equipment Company(SM) (CDECSM), Columbus Productions, Inc.(SM) (CPI), TSYS Canada, Inc.SM (TCI) and TSYS Total Debt Management, Inc. (TDM); and its majority owned foreign subsidiary, GP Network Corporation (GP Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 2001 annual report previously filed on Form 10-K.

Note 2 - Supplementary Balance Sheet Information

     Cash and cash equivalent balances are summarized as follows:

                                                                   September 30, 2002            December 31, 2001
                                                                --------------------------   ---------------------------
Cash and cash equivalents in domestic accounts                 $             88,188,352     $              45,998,283
Cash and cash equivalents in foreign accounts                                25,361,931                     9,962,805
Restricted cash                                                               3,867,635                             -
                                                                --------------------------   ---------------------------
    Total                                                      $            117,632,633     $              55,961,088
                                                                ==========================   ===========================


     Significant components of prepaid expenses and other current assets are summarized as follows:

                                                                 September 30, 2002           December 31, 2001
                                                              -------------------------   ---------------------------
          Contract acquisition costs:
             Payments for processing rights, net             $            11,223,887     $               9,244,092
             Conversion costs, net                                         5,675,697                     2,655,865
          Prepaid expenses                                                 7,535,925                    10,634,921
          Other                                                           16,657,556                    14,539,328
                                                              -------------------------   ---------------------------
              Total                                          $            41,093,065     $              37,074,206
                                                              =========================   ===========================

     Significant components of other assets are summarized as follows:

                                                                 September 30, 2002           December 31, 2001
                                                              -------------------------   ---------------------------
          Contract acquisition costs:
             Payments for processing rights, net             $            77,725,320     $              62,151,758
             Conversion costs, net                                        22,269,683                    13,031,517
          Equity investments, net                                         48,309,037                    51,566,564
          Other                                                           18,070,222                    18,991,515
                                                              -------------------------   ---------------------------
              Total                                          $           166,374,262     $             145,741,354
                                                              =========================   ===========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $2.7 million and $1.8 million for the three months ended September 30, 2002 and 2001, respectively. Amortization related to payments for processing rights was $7.7 million and $3.9 million for the nine months ended September 30, 2002 and 2001, respectively.

     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $805,000 and ($1.4 million) for the three months ended September 30, 2002 and 2001, respectively. Amortization expense related to conversion costs was $2.3 million and ($262,000) for the nine months ended September 30, 2002 and 2001, respectively.

     The Company had certain contractual obligations related to the timing and accuracy of conversions. The Company estimated the potential liability and recorded it as a contra asset against prepaid conversion costs. During the third quarter of 2001, the obligations were either met through completed conversions, or expired, resulting in the Company adjusting a $2.0 million accrual. As a result, amortization expense in the third quarter of 2001 was negative.

     Significant components of other current liabilities are summarized as follows:

                                                                 September 30, 2002            December 31, 2001
                                                              -------------------------   -----------------------------
           Customer postage deposits                         $            18,653,849     $                19,065,119
           Transaction processing provisions                               9,173,499                       7,291,441
           Other                                                          38,979,105                       7,790,561
                                                              -------------------------   -----------------------------
              Total                                          $            66,806,453     $                34,147,121
                                                              =========================   =============================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended September 30 is as follows:

                                                                         2002                         2001
                                                               --------------------------   --------------------------
         Net income                                           $             32,346,538     $             25,458,318
         Other comprehensive income (loss):
             Foreign currency translation adjustments,
                  net of tax                                                    70,458                    2,060,336
                                                               --------------------------   --------------------------
         Comprehensive income                                 $             32,416,996     $             27,518,654
                                                               ==========================   ==========================

     Comprehensive income for the nine months ended September 30 is as follows:

                                                                         2002                         2001
                                                               -------------------------    --------------------------
         Net income                                           $            88,590,220      $             73,429,332
         Other comprehensive income (loss):
             Foreign currency translation adjustments,
                  net of tax                                                3,072,954                      (733,879)
                                                               -------------------------    --------------------------
         Comprehensive income                                 $            91,663,174      $             72,695,453
                                                               =========================    ==========================


     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive loss are as follows:

                                     Balance at December 31,       Pretax                                Balance at
                                               2001                amount         Tax benefit        September 30, 2002
                                    -----------------------   ---------------   ---------------    ----------------------
Foreign currency translation
    adjustments                            ($3,455,338)           4,863,556       (1,790,602)           ($382,384)
                                    =======================   ===============   ===============    ======================

Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131). With the Company's expansion in Europe and its strategic decision to further expand its business internationally, combined with the integration of its business process management and e-commerce subsidiaries, the Company revised its segment information in the first quarter of 2002 to reflect the information that the chief operating decision makers (CODMs) use to make resource allocation and strategic decisions. The CODMs at TSYS consist of the chief executive officer, the president and the four executive vice presidents.

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

                                                       Domestic-based           International-based
Operating Segments                                   processing services        processing services                 Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                              $             744,763,982                94,673,451       $           839,437,433
Intersegment eliminations                                      (91,896,058)                  (48,281)                  (91,944,339)
                                                  --------------------------  -------------------------     ------------------------
Total assets                                     $             652,867,924                94,625,170       $           747,493,094
                                                  ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
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
                                                  ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $             218,518,035                16,701,468       $           235,219,503
Intersegment revenue                                                (1,413)                 (286,357)                     (287,770)
                                                  --------------------------  -------------------------     ------------------------
Revenue from external customers                  $             218,516,622                16,415,111       $           234,931,733
                                                  ==========================  =========================     ========================
Equity in income of joint ventures               $               5,044,508                    217,903      $             5,262,411
                                                  ==========================  =========================     ========================

                                                       Domestic-based           International-based
Operating Segments                                   processing services        processing services                Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Segment operating income                         $              44,442,867                    750,488      $            45,193,355
                                                  ==========================  =========================     ========================
Income taxes                                     $              14,741,649                    870,013      $            15,611,662
                                                  ==========================  =========================     ========================
Net income                                       $              30,824,024                  1,522,514      $            32,346,538
                                                  ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $            204,074,918                 12,309,518       $          216,384,436
Intersegment revenue                                               (2,351)                  (234,292)                    (236,643)
                                                  --------------------------  -------------------------     ------------------------
Revenue from external customers                  $            204,072,567                 12,075,226       $          216,147,793
                                                  ==========================  =========================     ========================
Equity in income of joint ventures               $              4,178,767                    424,097       $            4,602,864
                                                  ==========================  =========================     ========================
Segment operating income                         $             40,210,023                 (2,126,265)      $           38,083,758
                                                  ==========================  =========================     ========================
Income taxes                                     $             14,001,751                   (844,623)      $           13,157,128
                                                  ==========================  =========================     ========================
Net income                                       $             26,783,584                 (1,325,266)      $           25,458,318
                                                  ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $             648,407,623                 48,444,035      $           696,851,658
Intersegment revenue                                                (4,269)                (1,075,826)                  (1,080,095)
                                                  --------------------------  -------------------------     ------------------------
Revenue from external customers                  $             648,403,354                 47,368,209      $           695,771,563
                                                  ==========================  =========================     ========================
Equity in income of joint ventures               $              13,961,588                    678,914      $            14,640,502
                                                  ==========================  =========================     ========================
Segment operating income                         $             124,508,206                  2,413,640      $           126,921,846
                                                  ==========================  =========================     ========================
Income taxes                                     $              40,763,003                  1,646,708      $            42,409,711
                                                  ==========================  =========================     ========================
Net income                                       $              86,033,798                  2,556,422      $            88,590,220
                                                  ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                  --------------------------  -------------------------     ------------------------
Total revenue                                    $            633,386,216                 20,188,566       $          653,574,782
Intersegment revenue                                               (4,892)                  (794,088)                    (798,980)
                                                  --------------------------  -------------------------     ------------------------
Revenue from external customers                  $            633,381,324                 19,394,478       $          652,775,802
                                                  ==========================  =========================     ========================
Equity in income of joint ventures               $             10,733,399                  1,576,657       $           12,310,056
                                                  ==========================  =========================     ========================
Segment operating income                         $            124,177,828                (14,256,747)      $          109,921,081
                                                  ==========================  =========================     ========================
Income taxes                                     $             43,938,604                 (5,321,324)      $           38,617,280
                                                  ==========================  =========================     ========================
Net income                                       $             82,408,970                 (8,979,638)      $           73,429,332
                                                  ==========================  =========================     ========================


     Revenues for domestic-based processing services include electronic payment processing services and other services provided from the United States to clients based in the United States or other countries. Revenues from international-based processing services include electronic payment processing services and other services provided outside the United States to clients based predominantly outside the United States.

     The following geographic area data represent revenues for the three and nine months ended September 30, 2002 and 2001, respectively, based on the geographic locations of customers.

                                    Three Months Ended September 30,                 Nine Months Ended September 30,
                                   ----------------------------------------    --------------------------------------------
   (Dollars in millions)                  2002                  2001                 2002                    2001
                                   -------------------    -----------------    ------------------    ----------------------
United States                   $              197.0                189.2                 592.1                     590.6
Europe                                          13.7                 10.2                  39.8                      12.1
  Canada                                        12.0                  9.7                  32.6                      30.1
Mexico                                           7.3                  4.1                  20.4                      11.3
Japan                                            2.7                  2.4                   7.6                       7.2
Other                                            2.2                  0.5                   3.3                       1.5
                                   -------------------    -----------------    ------------------    ----------------------
    Totals                      $              234.9                216.1                 695.8                     652.8
                                   ===================    =================    ==================    ======================

     The Company maintains property and equipment in the United States, Europe, Canada and Japan. The following geographic area data represent net property and equipment balances by region:


                                                            At September 30,              At December 31,
                   (Dollars in millions)                          2002                          2001
                                                        --------------------------  -----------------------------
                   United States                       $          94.4                           98.7
                   Europe                                         21.0                           20.9
                   Canada                                          0.1                            0.1
                   Japan                                           1.5                            1.1
                                                        --------------------------  -----------------------------
                       Totals                          $         117.0                          120.8
                                                        ==========================  =============================

Major Customers

     For the three months ended September 30, 2002, the Company had two major customers which accounted for approximately 31.4%, or $73.5 million, of total revenues. For the three months ended September 30, 2001, TSYS had two major customers that accounted for 36.7%, or $79.2 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based processing services segments.

                                                           Three Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                                        2002                                   2001
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  -------------------------------------
  One                                  $        42.6             18.2   %    $          38.9            18.0     %
  Two                                           30.9             13.2                   40.3            18.7
                                        -------------------------------        -------------------------------
      Totals                           $        73.5             31.4   %    $          79.2            36.7     %
                                        ===============================        ===============================

     For the nine months ended September 30, 2002, the Company had two major customers which accounted for approximately 33.4%, or $232.3 million, of total revenues. For the nine months ended September 30, 2001, TSYS had two major customers that accounted for 37.1%, or $242.0 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based processing services segments.

                                                           Nine Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                                        2002                                   2001
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  -------------------------------------
    One                                $       133.1             19.1   %    $         120.5            18.5     %
    Two                                         99.2             14.3                  121.5            18.6
                                        -------------------------------        -------------------------------
      Totals                           $       232.3             33.4   %    $         242.0            37.1     %
                                        ===============================        ===============================


Note 5 - Supplementary Cash Flow Information

     Cash flows used in additions to computer software for the nine months ended September 30, 2002 and 2001 are summarized as follows:


                                                                 September 30, 2002            September 30, 2001
                                                              -------------------------   -----------------------------
           Purchased programs                                $            20,686,317     $                25,811,213
           Developed software                                             21,572,646                       8,255,226
                                                              -------------------------   -----------------------------
              Total                                          $            42,258,963     $                34,066,439
                                                              =========================   =============================

     Cash flows used in additions to contract acquisition costs for the nine months ended September 30, 2002 and 2001 are summarized as follows:

                                                                 September 30, 2002            September 30, 2001
                                                              -------------------------   -----------------------------
           Payments for processing rights                    $            22,941,138     $                 3,844,447
           Conversion costs                                               11,375,786                       8,865,470
                                                              -------------------------   -----------------------------
              Total                                          $            34,316,924     $                12,709,917
                                                              =========================   =============================

Note 6 -Recent Accounting Pronouncements

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

     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS 142 January 1, 2002.

     At September 30, 2002, the Company has unamortized goodwill in the amount of $3.6 million. As a result of implementing SFAS 142, the Company incurred no amortization expense of goodwill during the three and nine months ended September 30, 2002, respectively. Amortization expense related to goodwill was $214,000 and $642,000 for the three and nine months ended September 30, 2001, respectively.

     The  Company's   transitional  and  annual   impairment   analyses  of  its
unamortized goodwill balance did not result in any impairment.

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS 143 in the first quarter of fiscal year 2003. Management does not anticipate the expected obligation to have a significant impact upon the Company's financial condition or results of operations as a result of adopting SFAS 143.

     In October 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

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

     In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS 146 will have a material impact on the Company's financial condition or results of operations.

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

     Presented below are the pro forma consolidated results of TSYS' operations for the three months and nine months ended September 30, 2002 and 2001, respectively, as though the acquisition of TDM had occurred at the beginning of 2001. This pro forma information is based on the historical financial statements of TDM. Pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of TSYS and TDM, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                               Three Months Ended September 30,              Nine Months Ended September 30,
                                          -------------------------------------------- --------------------------------------------
                                                2002                   2001                  2002                  2001
                                          ------------------ ------------------------- ----------------- --------------------------
Revenues                               $        234,931,733               220,219,164       695,771,563                665,124,480
Net income                                       32,346,538                25,693,039        88,590,220                 74,269,748
Basic earnings per share                               0.16                      0.13              0.45                       0.38
Diluted Earnings per share                             0.16                      0.13              0.45                       0.38

Note 10 - Subsequent Event: ProCard, Inc. Acquisition

     On November 1, 2002, TSYS completed the acquisition of ProCard, Inc. (ProCard) from its majority shareholder, Synovus, for $30.0 million in cash. ProCard is a leader in customized, Internet, Intranet and client/server software solutions for commercial card management programs. Due to the technological nature of the business, TSYS has assisted in the management of ProCard since Synovus acquired it in May 2000. Revenues associated with ProCard's business will be recorded in electronic payment processing services and will be classified in domestic-based processing services for segment reporting.

     Because the acquisition of ProCard was a transaction between entities under common control, the Company is reflecting the acquisition at historical cost in accordance with SFAS 141. In accordance with the provisions of SFAS 141, TSYS will restate its financial statements for the periods that Synovus controlled both ProCard and TSYS.

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

     The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results can differ from estimated amounts.

     A summary of the Company's critical accounting policies follows:

Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts and billing adjustments of $8.3 million and $5.4 million at September 30, 2002 and December 31, 2001, respectively. The allowance represents 6.5% and 4.5% of total accounts receivable at September 30, 2002 and December 31, 2001, respectively. TSYS' client base mainly consists of financial institutions and other card issuers such as major retailers. Historically, the majority of the Company's account receivable balances have been current and the number of days outstanding is low.

     TSYS records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial condition of specific customers, the industry and size of its customers, the overall composition of its accounts receivable aging, prior history with specific customers of accounts receivable write-offs and prior history of allowances in proportion to the overall receivable balance. This analysis includes an on going and continuous communication with its largest customers and those customers with past due balances. A financial decline of any one of these large customers could have an adverse and material effect on collectibility of receivables and thus the adequacy of the allowance for doubtful accounts.

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

     The Company's other service revenues are derived from recovery collections work, bankruptcy process management, legal account management, skip tracing, printing activities and customer relationship management services, such as call center activities for card activation and balance transfer requests. The contract terms for these services are generally shorter in nature. Revenue is recognized on these other services either on a per unit or a fixed price basis. The Company uses the percentage of completion method of accounting for its fixed price contracts.

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

Software Development Costs: The Company develops software that is used in providing electronic payment processing and other services to clients. Software development costs are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available to customers for general use. The Company evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the software product which is determined by projected future undiscounted net cash flows. The amount by which the unamortized software development costs exceed the net realizable value is written off. Software development costs are amortized using the greater of (1) the straight-line method over its estimated useful life (which ranges from 3-10 years) or (2) the ratio of current revenues to total anticipated revenue over its useful life.

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

     These accruals are included in other current liabilities in the accompanying consolidated balance sheets. Increases and decreases in transaction processing provisions are charged to other operating expenses in the Company's consolidated statements of income and payments for performance penalties and processing errors are charged against the accrual.

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

Related Party Transactions

     The Company provides electronic payment processing services and other services for its parent company, Synovus Financial Corp. (Synovus), and its affiliates, and for Vital. The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company's margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The financial statement amounts related to these transactions are disclosed on the face of TSYS' consolidated financial statements.

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

     The terms of this lease financing arrangement require, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE's debt. The payments under the operating lease arrangement, which can be locked in for six month intervals, are tied to the London Interbank Offered Rate (LIBOR) plus a margin ranging from 45 basis points to 135 basis points. In the event that LIBOR rates increase, operating expenses could increase proportionately.

     The campus lease expires November 2002. The Company has the option to either renew the lease subject to prevailing market rates or purchase the property at its original cost. The Company is in the process of renewing the lease for a period up to 12 months. Under the proposed 12-month renewal, payments under the operating lease arrangement will be tied to the LIBOR plus a margin ranging from 95 basis points to 185 basis points. The Company is currently evaluating its financing alternatives for 2003 after the renewal period expires but expects to refinance in a manner in which operating expenses are estimated to increase.

     If the Company elects to purchase the property from the SPE, such funds would be used to repay the SPE loan facility. The Company has several options available for financing the purchase of the property. Sources of financing may include short-term and/or long-term borrowings from financial institutions or the issuance of equity or debt securities.

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30, 2002 and 2001:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2002              2001            2002 vs. 2001
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    65.2  %         65.5  %             8.2  %
       Other services                                            10.8             9.1               29.9
                                                            ----------        ---------
          Revenues before reimbursable items                     76.0            74.6               10.8
       Reimbursable items                                        24.0            25.4                2.4
                                                           -------------      ----------
          Total revenues                                        100.0           100.0                8.7
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      32.3            30.9               13.5
       Net occupancy and equipment expense                       18.7            19.1                6.2
       Other operating expenses                                   8.0             9.1               (2.7)
                                                           -------------      ----------
           Expenses before reimbursable items                    59.0            59.1                8.6
       Reimbursable items                                        24.0            25.4                2.4
                                                           -------------      ----------
           Total expenses                                        83.0            84.5                6.8
                                                           -------------      ----------
     Equity in income of joint ventures                           2.2             2.1               14.3
                                                           -------------      ----------
           Operating income                                      19.2            17.6               18.7
     Nonoperating income                                          1.2             0.3                 nm
                                                           -------------      ----------
           Income before income taxes                            20.4            17.9               24.2
     Income taxes                                                 6.6             6.1               18.7
                                                           -------------      ----------
     Net income                                                  13.8  %         11.8  %            27.1  %
                                                           =============      ==========


nm = not meaningful

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30, 2002 and 2001:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2002             2001            2002 vs. 2001
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    63.4  %         63.0  %             7.4  %
       Other services                                            11.7             9.9               25.2
                                                           -------------      ----------
          Revenues before reimbursable items                     75.1            72.9                9.9
       Reimbursable items                                        24.9            27.1               (2.2)
                                                           -------------      ----------
          Total revenues                                        100.0           100.0                6.6
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      30.6            29.2               11.5
       Net occupancy and equipment expense                       18.5            19.3                1.9
       Other operating expenses                                   9.9             9.5               13.2
                                                           -------------      ----------
           Expenses before reimbursable items                    59.0            58.0                8.5
       Reimbursable items                                        24.9            27.1               (2.2)
                                                           -------------      ----------
           Total expenses                                        83.9            85.1                5.1
                                                           -------------      ----------
     Equity in income of joint ventures                           2.1             1.9               18.9
                                                           -------------      ----------
           Operating income                                      18.2            16.8               15.5
     Nonoperating income                                          0.6             0.3               91.9
                                                           -------------      ----------
           Income before income taxes                            18.8            17.1               16.9
     Income taxes                                                 6.1             5.9                9.8
                                                           -------------      ----------
     Net income                                                  12.7  %         11.2  %            20.6  %
                                                           =============      ==========

Revenues

     Total revenues increased $18.8 million, or 8.7%, and $43.0 million, or 6.6%, during the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Excluding reimbursable items, revenues increased $17.5 million, or 10.8%, and $46.9 million, or 9.9%, during the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. TSYS' revenues are derived from providing electronic payment processing and related services to banks and other institutions, generally under long-term processing contracts. TSYS' services are provided through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean and Europe. The Company currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Net, and through its joint venture, Vital Processing Services, LLC (Vital).

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

 Electronic Payment Processing Services

     Revenues from electronic payment processing services increased $11.6 million, or 8.2%, and $30.6 million, or 7.4%, for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Electronic payment processing revenues are generated primarily from charges based on the number of accounts billed, transactions and authorizations processed, statements mailed, credit bureaus requested, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

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


     Accounts on File by Type                   September 30, 2002             September 30, 2001
     -----------------------------------    ----------------------------    --------------------------     ----------------
     (in millions)                             Number           %             Number          %               % Change
                                            ------------- --------------    ------------ -------------     ----------------
     Consumer                                      141.0           59.8           117.4          55.2               20.1
     Retail                                         75.4           32.0            77.4           36.5              (2.6)
     Commercial                                     19.4            8.2            17.6            8.3              10.1
     -----------------------------------    ------------- --------------    ------------ -------------
         Total                                     235.8          100.0           212.4         100.0               11.0
                                            ============= ==============    ============ =============

     Average cardholder accounts on file for the three months ended September 30, 2002 were 231.8 million, an increase of approximately 10.0% over the average of 210.7 million for the same period in 2001. Average cardholder accounts on file for the nine months ended September 30, 2002 were 228.4 million, an increase of approximately 12.7% over the average of 202.7 million for the same period in 2001. Cardholder accounts on file at September 30, 2002 were 235.8 million, a 11.0% increase compared to the 212.4 million accounts on file at September 30, 2001. The change in cardholder accounts on file from September 2001 to September 2002 included the deconversion and purging of 11.0 million accounts, the addition of approximately 22.2 million accounts attributable to the internal growth of existing clients, and approximately 12.2 million accounts for new clients.

     TSYS expects to continue expanding its market share in the consumer, retail and commercial card arenas. The Company's future growth in consumer cards is dependent upon new clients, international expansion and continued internal growth of clients' portfolios.

     In April 2002, the Company announced that it had entered into a five-year agreement with Accenture valued in excess of $120 million to provide processing services for the U.S. Department of Education. TSYS began processing origination loans for the Department of Education on April 26, 2002, and is currently processing 3.9 million accounts. The agreement also involves converting all existing student accounts to TSYS' new stand-alone platform during several phases. The conversion phases are scheduled to be completed in the third quarter of 2003, and TSYS estimates it should have a total of 9 million accounts after completion of these conversions.

     TSYS is  positioned  as a major  third-party  processor  of  retail  cards.
Traditional retail card operations are beginning to increase the activity of their card portfolios by converting inactive accounts to Visa/MasterCard consumer cards. TSYS is able to provide its extensive bankcard processing tools and techniques, as well as value-added functionality, to traditional retail card operations allowing better segmentation and potentially increased profitability for customers. TSYS does not receive as much revenue from retail cards, on a per account basis, as it does for consumer cards because consumer cards traditionally generate more transactions. Retail cards are generally limited to a particular location or retail chain. Consumer cards are widely accepted at numerous retail outlets.

     TSYS' largest retail client has converted approximately 15.0 million accounts of its portfolio from traditional retail accounts to consumer accounts since September 2001. The same retail client has purged approximately 1.5 million inactive retail accounts on file.

     In January 2002, TSYS announced the signing of a multiyear agreement to process 13 million Fashion Bug private-label card accounts for Charming Shoppes, Inc., one of the leading specialty apparel retailers in America. During the second and third quarters of 2002, Charming Shoppes purged approximately 6 million inactive accounts on file.

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

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS' accounts on file by area based on the geographic domicile of processing clients:


          Accounts on File by Area                September 30, 2002             September 30, 2001
          --------------------------------  -----------------------------    --------------------------  ------------
          (in millions)                           Number           %            Number            %        % Change
                                            -----------------------------    --------------------------  ------------
          Domestic                                      206.5       87.6               185.8      87.5         11.2
          Foreign                                        29.3       12.4                26.6      12.5         10.0
          --------------------------------  -----------------------------    ---------------------------
              Total                                     235.8      100.0               212.4     100.0         11.0
                                            =============================    ===========================

     In 2000, the Company announced the signing of The Royal Bank of Scotland Group plc (RBS) and Allied Irish Banks plc (AIB) to multiyear processing agreements. The portfolios of both clients were fully converted by the middle of the third quarter of 2001. With the completed conversions of RBS and AIB, TSYS became the leading third-party international processor.

     On August 6, 2002, TSYS announced the signing of a 10-year processing agreement with CIBC to process more than 5 million Visa accounts. The portfolio will be converted in early 2003 to TS2. In a separate agreement, TSYS announced in January 2002 that it would process the new "entourage" line of American Express products for CIBC, including Canada's first nationwide chip card. TSYS has supported other CIBC card products since 1994.

     The Company's electronic payment processing service revenues are also impacted by the use of value added products and services of TSYS' processing systems by clients. Value added products and services are optional features each client can choose to subscribe to in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools, such as loyalty programs and bonus rewards. For the three months ended September 30, 2002 and 2001, value added products and services represented 13.3% and 12.4%, or $31.3 million and $26.9 million, of total revenues, respectively. For the nine months ended September 30, 2002 and 2001, value added products and services represented 12.7% and 11.8%, or $88.5 million and $76.7 million, of total revenues, respectively. Revenues from value added products and services increased 16.5%, or $4.4 million, for the three months ended September 30, 2002, compared to the same period in 2001. Revenues from value added products and services increased 15.4%, or $11.8 million, for the nine months ended September 30, 2002, compared to the same period in 2001. In 2001, the Company changed its accounting policy for recognizing revenue for one of the value added products and services it offers clients. The Company was recognizing revenue one month in arrears. Due to historical data the Company has accumulated over a set amount of time, the Company determined that it now can estimate its current monthly revenue with some precision. During the nine months ended September 30, 2001, the Company recognized, as a result of the change, ten months of revenue, or an additional $1.4 million, for this one value added product and service.

Other Services

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services increased $5.9 million, or 29.9%, in the third quarter of 2002, compared to the third quarter of 2001. Revenues from other services increased $16.3 million, or 25.2%, for the first nine months of 2002, compared to the same period in 2001. The majority of the increase in revenues is the result of the acquisition of TSYS Total Debt Management, Inc. (TDM) from Synovus Financial Corp. on January 1, 2002. TDM provides recovery collections work, bankruptcy process management, legal account management and skip tracing. Because the acquisition of TDM was a transaction between entities under common control, the Company is reflecting the acquisition at historical cost in accordance with SFAS 141 and is reflecting the results of operations of TDM in the Company's financial statements beginning January 1, 2002. The Company has not restated periods prior to 2002 because such restatement is not significant to the Company's financial statements. The Company's revenues from other services, excluding the effect of TDM, were comparable in the 2002 periods to the 2001 periods.

     For the three and nine months ended September 30, 2002, TDM's revenues were approximately $4.7 million and $15.1 million, respectively. Other services revenues related to call center and business process management were approximately the same for the third quarter of 2002 compared to the same period last year.

Reimbursable Items

     As a result of the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force 01-14 (EITF 01-14), formerly known as Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenue. Historically, TSYS has not reflected such reimbursements in its consolidated statements of income. The largest reimbursement expenses for which TSYS is reimbursed by clients, are postage and express courier charges. Reimbursable items increased $1.3 million, or 2.4%, for the three months ended September 30, 2002, as compared to the same period last year. Reimbursable items decreased $3.9 million, or 2.2%, for the nine months ended September 30, 2002, as compared to the same period last year. The decrease is the result of certain clients decreasing mailing activities, such as the reissuance of cards, and the loss of certain clients. The majority of reimbursable items relate to the Company's domestic based clients.

Major Customers

     A significant amount of the Company's revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended September 30, 2002, the Company had two major customers. The two major customers for the quarter ended September 30, 2002 accounted for approximately 31.4%, or $73.5 million, of total revenues. For the three months ended September 30, 2001, TSYS had two major customers that accounted for 36.7%, or

$79.2 million, of total revenues. The two major customers for the nine months ended September 30, 2002 accounted for approximately 33.4%, or $232.3 million, of total revenues. For the nine months ended September 30, 2001, TSYS had two major customers that accounted for 37.1%, or $242.0 million, of total revenues. The loss of one of the Company's major customers, or other significant customers, could have a material adverse effect on the Company's financial condition and results of operations.

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

     During the second quarter of 2002, Providian contracted with TSYS to perform back-up servicing in the case of default (trigger event) on its Gateway Master Trust portfolio. Based on contact with Providian's senior management, TSYS does not anticipate that the trigger event will occur. The revenues generated from providing back-up servicing for Providian will not have a material impact upon TSYS' results operations.

Operating Expenses

     Total expenses increased 6.8% and 5.1% for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Excluding reimbursable items, total expenses increased 8.6% and 8.5% for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increases in operating expenses are attributable to changes in each of the expense categories as described below.

     Employment expenses increased $9.0 million, or 13.5%, for the three months ended September 30, 2002, compared to the same period in 2001. Employment expenses increased $22.0 million, or 11.5%, for the nine months ended September 30, 2002, compared to the same period in 2001. The addition of employees associated with the acquisition of TDM increased employment expenses $2.6 million and $8.9 million for the three months and nine months ended September 30, 2002. The remaining change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits. The average number of employees in the third quarter of 2002 increased to 5,073, a 5.0% increase over 4,833 in the same period of 2001. The average number of employees for the first nine months of 2002 increased to 5,134, an 7.1% increase over 4,794 in the same period of 2001. At October 31, 2002, TSYS had 4,982 full-time and 227 part-time employees.

     Net occupancy and equipment expense increased $2.6 million, or 6.2%, for the three months ended September 30, 2002, and increased $2.3 million, or 1.9%, for the nine months ended September 30, 2002, respectively, over the same periods in 2001. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $277,000 in the third quarter of 2002, compared to the same period of 2001. Computer equipment and software rentals decreased approximately $3.3 million in the first nine months of 2002, compared to the same period of 2001. The decrease is the result of legislation whereby TSYS recouped approximately $4.0 million of sales and use tax paid and expensed in 2001. Depreciation and software amortization increased $1.9 million and $4.6 million during the three and nine months ended September 30, 2002, compared to the same periods in 2001.

     During 2000, the Company established a data processing center in Europe and purchased a building to house client services personnel. Although it only began processing accounts for its new European clients in mid-2001, the Company had to build the necessary infrastructure in order to begin processing those accounts in 2001. Through the first nine months of 2001, the Company incurred $9.4 million of net operating expense related to the expansion in Europe.

     Other operating expenses for the third quarter of 2002 decreased $523,000, or 2.7%, compared to the same period in 2001. Other operating expenses for the first nine months of 2002 increased $8.1 million, or 13.2%, compared to the same period in 2001. The increase for the nine month period ended September 30, 2002 is primarily related to an increase in transaction processing provision expense.

     Other operating expenses include, among other things, charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.

Equity in Income of Joint Ventures

     TSYS' share of income from its equity in joint ventures was $5.3 million and $4.6 million for the third quarters of 2002 and 2001, respectively. TSYS' share of income from its equity in joint ventures was $14.6 million and $12.3 million for the first nine months of 2002 and 2001, respectively. The increase for the quarter is attributable mainly to Vital.

     The Company considers Vital to be an integral part of its overall processing operations and an important part of its overall market strategy. Prior to forming the joint venture, TSYS performed back-end merchant processing services for its clients. The revenues and expenses associated with merchant processing were included in operating profits. In 1996, the Company formed Vital with Visa U.S.A. in order to expand its merchant processing business. The majority of Vital's clients are issuing clients of TSYS. TSYS remains involved in the daily processing of Vital's merchant clients, and embedded within TSYS' operating expenses are expenses related to merchant processing. In its ordinary course of business, TSYS, which still owns the merchant processing software, provides back-end processing services to Vital. For the three and nine months ended September 30, 2002, TSYS generated $4.0 million and $11.4 million of revenue from Vital, respectively. For the three and nine months ended September 30, 2001, TSYS generated $3.0 million and $9.1 million of revenue from Vital, respectively.

     During the three months ended September 30, 2002, the Company's equity in income of joint ventures related to Vital was $5.0 million, a 20.7% increase, or $866,000, compared to $4.2 million for the same period last year. During the nine months ended September 30, 2002, the Company's equity in income of joint ventures related to Vital was $14.0 million, a 30.1% increase, or $3.3 million, compared to $10.7 million for the same period last year. Vital's improved operating efficiencies and controlling of expenses were the main factors in its improved financial results.

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

     The joint venture will continue to share the profits among the joint venture participants from the services which the joint venture continues to provide. TSYS' ownership percentage continues to be 49% of the joint venture, and TSYS uses the equity method of accounting because it does not control the operations of the joint venture. The net effect of the restructuring will be minimal and is resulting in a decrease in equity in income of joint ventures while TSYS' electronic payment processing revenues and operating expenses increase. During the three months ended September 30, 2002, the Company's equity in income of joint ventures related to TSYS de Mexico was $218,000, a 48.6% decrease, or $206,000, compared to $424,000 for the same period last year. During the nine months ended September 30, 2002, the Company's equity in income of joint ventures related to TSYS de Mexico was $679,000, a 56.9% decrease, or $898,000, compared to $1.6 million for the same period last year. Electronic payment processing revenues from clients based in Mexico was $7.3 million for the third quarter ended September 30, 2002, a 78.3% increase over the $4.1 million for the third quarter ended September 30, 2001. Electronic payment processing revenues from clients based in Mexico was $20.4 million for the first nine months of September 30, 2002, an 80.1% increase over the $11.3 million for the same period last year. The increase in revenues is attributable to increased account on file growth of approximately 44.1% and the restructuring of the joint venture agreement. The Company was notified by its largest client in Mexico that it intends to utilize its internal global platform and does not plan on renewing its processing agreement with TSYS when it expires in the first quarter of 2003. However, the client has indicated that the deconversion may be delayed until the second quarter of 2003. The client in Mexico represents approximately 56% of TSYS' revenues from Mexico. As a result, management expects that electronic payment processing revenues for 2003 from Mexico will decrease when compared to electronic payment processing revenues from Mexico for 2002.

     As a result of the restructuring of its joint agreement, TSYS agreed to pay TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a management fee of $231,000 and $685,000 for the three and nine months ended September 30, 2002, respectively.

Operating Income

     Operating income increased 18.7% for the three months ended September 30, 2002, over the same period in 2001. Operating income increased 15.5% for the nine months ended September 30, 2002, over the same period in 2001. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues. Excluding equity in income of joint ventures, operating income increased 19.3% and 15.0% for the three and nine months ended September 30, 2002, respectively, over the same periods in 2001.

     The Company's operating profit margin for the third quarter of 2002 was 19.2%, compared to 17.6% for the same period last year. The Company's operating profit margin for the first nine months of 2002 was 18.2%, compared to 16.8% for the same period last year. Excluding reimbursable items, the Company's operating profit margin for the three and nine months ended September 30, 2002 was 25.3% and 24.3%, respectively, compared to 23.6% and 23.1% for the three and nine months ended September 30, 2001, respectively. The Company's focus on expense control was the main reason for the improved margin.

Nonoperating Income

     Interest income, net, includes interest income of $720,000 and no interest expense for the third quarter of 2002. During the third quarter of 2001, interest income, net, included interest income of $626,000 and $29,000 of interest expense. During the first nine months of 2002, interest income, net, included interest income of $2.1 million and $6,000 of interest expense. During the first nine months of 2001, interest income, net, included interest income of $2.3 million and $31,000 of interest expense. The increase in interest income for the three months ending September 30, 2002, as compared to the same period in 2001, was primarily the result of higher cash balances available for investment.

     In July 2002, the Company restructured a portion of its permanent financing of its UK operation as an intercompany loan. The financing requires the unit to repay the financing in US dollars. The functional currency of the European operations is the British Pound Sterling. As the Company translates the European operations statements into US dollars, the translated balance of the financing (liability) is adjusted upwards or downwards to match the US-dollar obligation (receivable) on the Company's financial statement. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As a result of the restructuring, the Company recorded a foreign currency translation gain of $2.1 million on the Company's financing with its European operations during the third quarter of 2002. The balance of the financing at September 30, 2002 was approximately $13.2 million.

     As a result of the restructuring of a portion of its UK investment, the Company has a greater exposure to currency risk. The Company is exploring potential hedging instruments to safeguard it from significant currency translation risks.

Income Taxes

     TSYS' effective income tax rate for the three months ended September 30, 2002 was 32.6%, compared to 34.1% for the same period in 2001. TSYS' effective income tax rate for the first nine months of 2002 was 32.4%, compared to 34.5% for the same period in 2001. The decrease was the result of additional tax credits realized in 2002. The Company expects its effective income tax rate for 2002 to be approximately 33%.

Net Income

     Net income for the three months ended September 30, 2002 increased 27.1% to $32.3 million, or basic and diluted earnings per share of $0.16, compared to $25.5 million, or basic and diluted earnings per share of $0.13, for the same period in 2001. The Company's net profit margin for the third quarter of 2002 was 13.8%, compared to 11.8% for the same period last year. Excluding reimbursable items, the Company's net profit margin for the third quarter of 2002 was 18.1%, compared to 15.8% for the three months ended September 30, 2001.

     Net income for the first nine months ended September 30, 2002 increased 20.6% to $88.6 million, or basic and diluted earnings per share of $0.45, compared to $73.4 million, or basic and diluted earnings per share of $0.38, for the same period in 2001. The Company's net profit margin for the first nine months of 2002 was 12.7%, compared to 11.3% for the same period last year. Excluding reimbursable items, the Company's net profit margin for the first nine months of 2002 was 17.0%, compared to 15.4% for the nine months ended September 30, 2001.

Projected Outlook for 2002

     TSYS expects an increase in net income for 2002 over 2001 of 20%. This anticipated increase in net income is based in part upon the following assumptions: a 10-12% internal growth rate for existing portfolios; an aggressive focus on expense control and productivity improvement; the successful implementation and market acceptance of new product offerings; and an increase in the total cardholder base to approximately 240 million accounts. Factors that could prevent TSYS from achieving this objective include the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, adverse developments with respect to existing and prospective clients, including, but not limited to, TSYS' sub-prime clients, TSYS' inability to control expenses and uncertain economic conditions, among others.

Extended Financial Outlook for 2003

     TSYS expects its 2003 net income to exceed its 2002 net income by 12-15%. The assumptions underlying 2003's net income forecast are an increase in revenues (excluding reimbursables) between 9-10%, an internal growth rate of accounts of existing clients of approximately 11% and a continued focus on expense management. Although TSYS remains optimistic about the possibilities of signing a major client, this forecast does not include any revenues or expenses associated with signing and converting a major client. Factors that could prevent TSYS from achieving this objective include delays in the decision-making process of prospective clients, failure to sign prospective clients, the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, adverse developments with respect to existing and prospective clients, including, but not limited to, TSYS' sub-prime clients, TSYS' inability to control expenses and uncertain economic conditions.

Liquidity and Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures.

Free Cash Flow

     For the first nine months of 2002, TSYS generated a positive free cash flow of $70.7 million, compared to a negative free cash flow of $6.5 million for the same period last year. The components of free cash flow for the nine months ended September 30, 2002 and 2001 are:

                  ------------------------------------------------- ----------------------------------------
                                                                          Nine Months Ending Sept 30,
                                                                    ----------------------------------------
                                                                           2002                2001
                  ------------------------------------------------- ------------------- --------------------
                  Free Cash Flow:
                  ------------------------------------------------- ------------------- --------------------
                  Cash Provided by Operating Activities                        $133.5                $54.0
                  Cash Dividends Received/Acquired                              $23.4                $10.4
                  Cash for Property/Software Additions                         ($51.9)              ($58.2)
                  Cash for Contract Acquisition                                ($34.3)              ($12.7)
                  ------------------------------------------------- ------------------- --------------------
                      Free Cash Flow:                                           $70.7               ($ 6.5)
                  ------------------------------------------------- ------------------- --------------------

Cash Flows From Operating Activities

     TSYS' main source of funds is derived from operating activities, specifically net income and cash received as dividends from joint ventures. During the three months ended September 30, 2002, the Company generated $61.9 million in cash from operating activities compared to $37.0 million for the same period last year. For the first nine months of 2002, the Company generated a total of $156.9 million in cash from operating activities, cash dividends received from joint ventures and cash acquired through acquisitions, compared to a total of $64.4 million for the same period last year.

     TSYS' net cash provided by operating activities for the first nine months of 2002 was $133.5 million, compared to $54.0 million in 2001. The net cash provided by operating activities in 2001 was negatively impacted by cash commitments with expanding in Europe without the benefit of any processing revenue and by certain working capital changes, primarily the payment of a software obligation that was included in accounts payable in December 2000 that was made to benefit future periods with more favorable licensing terms. The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, primarily computer equipment, investment in client incentives and conversion costs, and the payment of cash dividends.

Cash Flows Used In Investing Activities

     Cash is used to fund new property, plant and equipment additions, as well as to fund new software purchases and software development. The Company used $12.0 million in cash for property, equipment and software additions for the three months ended September 30, 2002, compared to $12.7 million for the three months ended September 30, 2001. For the first nine months of 2002 and 2001, the Company used $51.9 and $58.2 million, respectively, for the purchase of property, equipment and software.

Property, Plant and Equipment

     During the third quarter of 2002, TSYS purchased property and equipment of $3.7 million, compared to $8.4 million during the same period last year. During the first nine months of 2002, TSYS purchased property and equipment of $9.6 million, compared to $24.1 million during the same period last year.

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

Software

     Expenditures for purchased computer software were $2.6 million for the three months ended September 30, 2002, compared to $3.1 million for the same period in 2001. Expenditures for purchased computer software were $20.7 million for the nine months ended September 30, 2002, compared to $25.8 million for the same period in 2001. Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $5.7 million for the three month period ending September 30, 2002, compared to $1.2 million for the same period in 2001. Additions to capitalized software development costs were $21.6 million for the nine month period ending September 30, 2002, compared to $8.3 million for the same period in 2001.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." During the three months ended September 30, 2002, the Company capitalized $912,000, bringing the total capitalized in 2002 to $4.9 million. The Company has capitalized a total of $8.8 million since the project began. The Company completed the core double-byte architecture during the second quarter of 2002.

     The Company is in the final stages of developing a new commercial card system, which is built upon the architectural design of TS2. The new system provides enhanced reporting multi-languages/currencies, and global commercial card processing for multinational corporations on a single platform. The Company capitalized approximately $738,000 for the three months ended September 30, 2002, bringing the total capitalized in 2002 to $3.0 million, related to this new processing platform. The Company has capitalized a total of $36.4 million since the project began.

The Company expects to complete the system and make it available for general use in the fourth quarter of 2002.

     The Company is developing its Integrated Payments Platform supporting the online and offline debit and stored value markets, giving clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company capitalized approximately $1.5 million for the three months ended September 30, 2002 on these additional systems, bringing the total capitalized in 2002 to $4.4 million. The Company has capitalized a total of $6.7 million since the project began. The Company expects to complete the system in phases. Phase 1 is expected to be completed by the end of the second quarter of 2003.

     The Company continues to develop TSYS ProphIT(R), a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT is currently being offered to TSYS' existing clients. Continued development of TSYS ProphIT will add increased and enhanced functionality to the core platform and allow TSYS to offer TSYS ProphIT to much broader markets, such as financial services, insurance, utilities, telecommunications and health care. The Company capitalized approximately $2.3 million for the three months ended September 30, 2002 on TSYS ProphIT, bringing the total capitalized in 2002 to $8.3 million. The Company has capitalized a total of $12.5 million since the project began. The Company has issued two releases of TSYS ProphIT and anticipates introducing future releases as the enhancements are completed.

Contract Acquisition Costs

     Occasionally, TSYS will use cash payments for processing rights, third-party development costs and other direct salary related costs incurred in connection with converting new customers to the Company's processing systems. For the three and nine months ended September 30, 2002, TSYS used $6.6 million and $34.3 million, respectively, for contract acquisition costs. For the three and nine months ended September 30, 2001, TSYS used $1.0 million and $12.7 million, respectively, for contract acquisition costs.

     During the three months ended September 30, 2002, the Company made investments in contract acquisition costs of $6.6 million compared to $1.0 million for the same period in 2001. During the nine months ended September 30, 2002, the Company made investments in contract acquisition costs of $34.3 million compared to $12.7 million for the same period in 2001. Included in the $34.3 million investment for contract acquisition costs for the first nine months of 2002 are cash payments to clients for processing rights of $22.9 million. During the second quarter of 2002, the Company paid $14.0 million in cash for processing rights as part of its agreement with CIBC.

Cash Flows Used In Financing Activities

     The Company's main use of cash in financing activities are the payment of dividends. Dividends on common stock of $3.4 million were paid in the third quarter of 2002, bringing the total paid in 2002 to $9.3 million. On April 18, 2002, the Company announced a 16.7% increase in its quarterly dividend from $0.0150 to $0.0175 per share. The Company also increased the number of authorized shares from 300 million to 600 million. On February 26, 2001, the Company announced a 20% increase in its quarterly cash dividend from $0.0125 to $0.0150 per share.

Additional Cash Flow Information
Off-Balance Sheet Financing

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

     The terms of this lease financing arrangement require, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE's debt. The payments under the operating lease arrangement, which can be locked in for six month intervals, are tied to the London Interbank Offered Rate (LIBOR) plus a margin ranging from 45 basis points to 135 basis points. In the event that LIBOR rates increase, operating expenses could increase proportionately.

     The campus lease expires November 2002. The Company has the option to either renew the lease subject to prevailing market rates or purchase the property at its original cost. The Company is in the process of renewing the lease for a period up to 12 months. Under the proposed 12-month renewal, payments under the operating lease arrangement will be tied to the LIBOR plus a margin ranging from 95 basis points to 185 basis points. The Company is currently evaluating its financing alternatives for 2003 after the renewal period expires but expects to refinance in a manner in which operating expenses are estimated to increase.

     If the Company elects to purchase the property from the SPE, such funds would be used to repay the SPE loan facility. The Company has several options available for financing the purchase of the property. Sources of financing may include short-term and/or long-term borrowings from financial institutions or the issuance of equity or debt securities.

Significant Noncash Transaction

     In September 1999, Synovus Financial Corp. (Synovus) completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo. The services provided by Wallace & de Mayo included recovery collections work, bankruptcy process management, legal account management and skip tracing. These services were being marketed under the name TSYS Total Debt Management, Inc. (TDM) through the Company for which Synovus paid TSYS a management fee of $374,000 and $1.1 million for the three and nine months ended September 30, 2001, respectively.

     Effective January 1, 2002, TSYS acquired TDM in exchange for 2,175,000 newly issued shares of TSYS common stock with a market value of $43.5 million. TDM now operates as a wholly owned subsidiary of TSYS. This transaction increased Synovus' ownership of TSYS to 81.1% in 2002.

Subsequent Event

     In May 2000, Synovus completed the acquisition of ProCard, Inc. (ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard's software solutions have been integrated into TSYS' processing solutions and offer TSYS the opportunity to further expand its services to ProCard's clients. The Company assists in managing ProCard, for which the Company was paid a management fee of $76,000 by Synovus for the three months ended September 30, 2002 and 2001. For the first nine months of 2002 and 2001, the Company was paid a management fee of $227,000 by Synovus.

     On October 15, 2002 the board of directors of TSYS approved the purchase of ProCard from Synovus for $30.0 million in cash. On November 1, 2002, TSYS completed the acquisition.

     Because the acquisition of ProCard was a transaction between entities under common control, the Company is reflecting the acquisition at historical cost in accordance with SFAS 141. In accordance with the provisions of SFAS 141, TSYS will restate its financial statements for the periods that Synovus controlled both ProCard and TSYS.

Foreign Exchange

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

     In July 2002, the Company restructured a portion of its permanent financing of its UK operation as an intercompany loan. The financing requires the unit to repay the financing in US dollars. The functional currency of the European operations is the British Pound Sterling. As the Company translates the European operations statements into US dollars, the translated balance of the financing (liability) is adjusted upwards or downwards to match the US-dollar obligation (receivable) on the Company's financial statement. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As a result of the restructuring, the Company recorded a foreign currency translation gain of $2.1 million on the Company's financing with its European operations during the third quarter of 2002. The balance of the financing at September 30, 2002 was approximately $13.2 million.

     As a result of the restructuring of a portion of its UK investment, the Company has a greater exposure to currency risk. The Company is exploring potential hedging instruments to safeguard it from significant currency translation risks.

Impact of Inflation

     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.5:1. At September 30, 2002, TSYS had working capital of $166.3 million compared to $108.4 million at December 31, 2001.

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

     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS 142 January 1, 2002.

     At September 30, 2002, the Company has unamortized goodwill in the amount of $3.6 million. As a result of implementing SFAS 142, the Company incurred no amortization expense of goodwill during the three and nine months ended September 30, 2002, respectively. Amortization expense related to goodwill was $214,000 and $642,000 for the three and nine months ended September 30, 2001, respectively.

     The  Company's   transitional  and  annual   impairment   analyses  of  its
unamortized goodwill balance did not result in any impairment. Management does not expect its annual impairment analysis will result in any impairment.

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS 143 in the first quarter of fiscal year 2003. Management does not anticipate the expected obligation to have a significant impact upon the Company's financial condition or results of operations as a result of adopting SFAS 143.

     In October 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

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

     In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS 146 will have a material impact on the Company's financial condition or results of operations.

Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding TSYS' belief with respect to the impact of recent accounting pronouncements on TSYS, belief with respect to potential clients evaluating outsourcing arrangements, expected expansion of its position in the consumer card, retail card and commercial card arenas, expectations with respect to its obligations to perform back-up servicing for Providian being "triggered," expected growth in net income for the years 2002 and 2003, expected completion dates for new processing systems and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income for 2003; an increase in revenues (excluding reimbursables) between 9-10%; an internal growth rate of accounts of existing clients of approximately 11%; and continued aggressive expense management. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) adverse developments with respect to TSYS' sub-prime clients; (ii) lower than anticipated internal growth rates for TSYS' existing customers; (iii) TSYS' inability to control expenses and increase market share; (iv) TSYS' inability to successfully bring new products to market, including, but not limited to stored value products, e-commerce products, loan processing products and other processing services; (v) the inability of TSYS to grow its business through acquisitions; (vi) TSYS' inability to increase the revenues derived from international sources; (vii) adverse developments with respect to entering into contracts with new clients and retaining current clients; (viii) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (ix) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (x) adverse developments with respect to the successful conversion of clients; (xi) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xii) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (xiii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xiv) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xv) the costs and effects of litigation; (xvi) adverse developments with respect to the credit card industry in general; (xvii) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xviii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels of consumer spending; (xix) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection;
(xx) hostilities in the Middle East or elsewhere; (xxi) Vital's earnings are lower than anticipated; and (xxii) overall market conditions.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive income for the three months ended September 30, 2002 was $70,500, compared to $2.1 million for the three months ended September 30, 2001. The amount of other comprehensive income for the nine months ended September 30, 2002 was $3.1 million, as compared to other comprehensive loss of $734,000 for the same period last year. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $70.3 million, $3.3 million, $78,000 and $8.4 million, respectively, at September 30, 2002.

     In July 2002, the Company restructured a portion of its permanent financing of its UK operation as an intercompany loan. The financing requires the unit to repay the financing in US dollars. The functional currency of the European operations is the British Pound Sterling. As the Company translates the European operations statements into US dollars, the translated balance of the financing (liability) is adjusted upwards or downwards to match the US-dollar obligation (receivable) on the Company's financial statement. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As a result of the reclass, the Company recorded a foreign currency translation gain of $2.1 million on the Company's financing with its European operations during the third quarter of 2002. The balance of the financing at September 30, 2002 was approximately $13.2 million.

     Currently, there are no regularly scheduled payments under the financing arrangement, although the balance is expected to be repaid over time. The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the British Pound Sterling and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 points based on the intercompany loan balance at September 30, 2002.

                                                       ------------------------------------------------
                                                             Effect of a Basis Point Change of :
                                                       ------------------------------------------------
                                                          +/- 100         +/- 500         +/- 1,000
                                                       --------------- --------------- ----------------
  Effect on income before income taxes             $          131,600         658,000        1,316,000
                                                       --------------- --------------- ----------------

The foreign currency risks associated with other balance sheet accounts is not significant.

                           TOTAL SYSTEM SERVICES, INC.
 Item 3 - Quantitative and Qualitative Disclosures About Market Risk (continued)

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

     The campus lease expires November 2002. The Company has the option to either renew the lease subject to prevailing market rates or purchase the property at its original cost. The Company is in the process of renewing the lease for a period up to 12 months. Under the proposed 12-month renewal, payments under the operating lease arrangement will be tied to the LIBOR plus a margin ranging from 95 basis points to 185 basis points. The Company is currently evaluating its financing alternatives for 2003 after the renewal period expires, but expects to refinance in a manner in which operating expenses are estimated to increase.

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

                           TOTAL SYSTEM SERVICES, INC.
      Item 4 - Management's Analysis of Disclosure Controls and Procedures

     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

     a) Exhibits
          Exhibit Number          Description
          ---------------------   --------------------------------------------
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

          1. The report dated October 15, 2002 included the following important event:

                    On  October  15,   2002,   Total   System   Services,   Inc.
                    ("Registrant") issued a press release with respect to its third quarter 2002 earnings.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  TOTAL SYSTEM SERVICES, INC.


 Date:  November 13, 2002                         by:  /s/ Richard W. Ussery
                                                  ----------------------------
                                                  Richard W. Ussery
                                                  Chairman of the Board
                                                   and Chief Executive Officer

 Date:  November 13, 2002                         by:  /s/ James B. Lipham
                                                  ----------------------------
                                                  James B. Lipham
                                                  Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                      Chief Executive Officer Certification


I, Richard W. Ussery, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Total System Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                                     /s/ Richard W. Ussery
                                                     ------------------------
                                                     Richard W. Ussery
                                                     Chief Executive Officer

                           TOTAL SYSTEM SERVICES, INC.
                      Chief Financial Officer Certification


I, James B. Lipham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Total System Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                                       /s/ James B. Lipham
                                                       ------------------------
                                                       James B. Lipham
                                                       Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                                  Exhibit Index

     Exhibit Number          Description
     --------------------    -------------------------------------------------
            99.1             Certification of Chief Executive Officer pursuant
                              to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2             Certification of Chief Financial Officer pursuant
                              to Section 906 of the Sarbanes-Oxley Act of 2002