Form 10-Q/A
period 2002-09-30
TOTAL SYSTEM SERVICES INC
filed 2002-12-10
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 1
(Mark One)

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

                       T|SYS| [TSYS LOGO][GRAPHIC OMITTED]
                           Total System Services, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Georgia                                                  58-1493818
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer
   organization)                                          Identification No.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                      OUTSTANDING AS OF: November 13, 2002
----------------------------------------   ------------------------------------
Common Stock, $.10 par value                            197,049,470

EXPLANATORY NOTE:

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Quarterly Report for the purpose of reflecting a reclassification of equity in income of joint ventures within the Registrant's Consolidated Statements of Income, as well as related disclosure, as further described in Note 8.

     In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures in this report to speak as of a later date.

     The Registrant hereby amends Items 1 and 2 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

                       T|SYS| [TSYS LOGO][GRAPHIC OMITTED]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                              Page
                                                                                             Number
                                                                                            --------
Part I. Financial Information
         Item 1. Financial Statements (as amended)

                  Consolidated Balance Sheets (unaudited) - September 30, 2002
                    and December 31, 2001 .................................................    3

                  Consolidated Statements of Income (unaudited) - Three and nine
                    months ended September 30, 2002 and September 30, 2001 ................    4

                  Consolidated Statements of Cash Flows (unaudited) - Nine months
                    ended September 30, 2002 and 2001 .....................................    6

                  Notes to Unaudited Consolidated Financial Statements ....................    7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                    Operations (as amended) ...............................................   17

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............   42

         Item 4. Management's Analysis of Disclosure Controls and Procedures ..............   44

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K .........................................   45

Signatures ................................................................................   46

Certifications ............................................................................   47

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,     December 31,
                                                                                        2002              2001
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $92.1 million and $45.9 million on
    deposit with a related party at 2002 and 2001, respectively) ...............   $ 117,632,633       55,961,088
  Accounts receivable, net of allowance for doubtful accounts and billing
    adjustments of  $8.3 million and $5.4 million at 2002 and 2001, respectively     118,131,937      113,318,623
  Prepaid expenses and other current assets ....................................      41,093,065       37,074,206
                                                                                    -------------    -------------
      Total current assets .....................................................     276,857,635      206,353,917
Property and equipment, less accumulated depreciation and amortization of
  $121.5 million and $109.3 million at 2002 and 2001, respectively .............     116,959,563      120,799,905
Computer software, less accumulated amortization of  $137.7 million and $111.8
  million at 2002 and 2001, respectively .......................................     187,301,634      170,889,575
Other assets ...................................................................     166,374,262      145,741,354
                                                                                    -------------    -------------
      Total assets .............................................................   $ 747,493,094      643,784,751
                                                                                    =============    =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable .............................................................   $   6,756,086       24,129,727
  Accrued salaries and employee benefits .......................................      37,022,067       39,687,428
  Other current liabilities (includes $3.0 million and $2.4 million payable to
     related parties at 2002 and 2001, respectively) ...........................      66,806,453       34,147,121
                                                                                    -------------    -------------
      Total current liabilities ................................................     110,584,606       97,964,276
Deferred income tax liabilities ................................................      44,982,128       42,650,211
                                                                                    -------------    -------------
      Total liabilities ........................................................     155,566,734      140,614,487
                                                                                    -------------    -------------
Minority interest in consolidated subsidiary ...................................       2,668,426        2,358,578
                                                                                    -------------    -------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000,000 shares; 197,254,087 and 195,079,087 issued at 2002 and 2001, respectively; 197,049,470 and
    194,778,670 outstanding at 2002 and 2001, respectively .....................      19,725,409       19,507,909
  Additional paid-in capital ...................................................      15,559,944        9,360,223
  Accumulated other comprehensive loss .........................................        (382,384)      (3,455,338)
  Treasury stock ...............................................................      (3,316,703)      (3,533,325)
  Retained earnings ............................................................     557,671,668      478,932,217
                                                                                    -------------    -------------
     Total shareholders' equity ................................................     589,257,934      500,811,686
                                                                                    -------------    -------------
     Total liabilities and shareholders' equity ................................   $ 747,493,094      643,784,751
                                                                                    =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                                                             September 30,
                                                                                                               (Note 8)
                                                                                                   -------------------------------
                                                                                                        2002             2001
                                                                                                   -------------    -------------

Revenues:
   Electronic payment processing services (includes $5.1 million and $8.3 million
     from related parties for 2002 and 2001, respectively) .....................................   $ 153,169,233      141,564,128
   Other services (includes $1.8 million and $1.5 million from related parties for
     2002 and 2001, respectively) ..............................................................      25,448,484       19,590,470
                                                                                                   -------------    -------------
      Revenues before reimbursable items .......................................................     178,617,717      161,154,598
   Reimbursable items (includes $2.5 million and $2.5 million from related parties
     for 2002 and 2001, respectively) ..........................................................      56,314,016       54,993,195
                                                                                                   -------------    -------------
      Total revenues ...........................................................................     234,931,733      216,147,793
                                                                                                   -------------    -------------
Expenses:
  Salaries and other personnel expense .........................................................      75,873,555       66,849,672
  Net occupancy and equipment expense ..........................................................      43,921,774       41,346,429
  Other operating expenses (includes $2.1 million and $1.5 million to related parties
    for 2002 and 2001, respectively) ...........................................................      18,955,110       19,477,994
  Loss on disposal of equipment, net ...........................................................         (63,666)            (391)
                                                                                                   -------------    -------------
      Expenses before reimbursable items .......................................................     138,686,773      127,673,704
   Reimbursable items ..........................................................................      56,314,016       54,993,195
                                                                                                   -------------    -------------
      Total expenses ...........................................................................     195,000,789      182,666,899
                                                                                                   -------------    -------------
      Operating income (restated) ..............................................................      39,930,944       33,480,894
                                                                                                   -------------    -------------
Nonoperating income (expense):
 Interest income, net (includes $336,000 and $541,000 from related parties for 2002
   and 2001, respectively) .....................................................................         720,232          597,700
 Minority interest in consolidated subsidiary's net income .....................................         (99,922)         (82,133)
 Gain (loss) on foreign currency translation, net ..............................................       2,144,535           16,121
                                                                                                   -------------    -------------
      Total nonoperating income ................................................................       2,764,845          531,688
                                                                                                   -------------    -------------
      Income before income taxes and equity in income of joint ventures
         (restated) ............................................................................      42,695,789       34,012,582
Income taxes ...................................................................................      15,611,662       13,157,128
Equity in income of joint ventures .............................................................       5,262,411        4,602,864
                                                                                                   -------------    -------------
      Net income ..............................................................................$      32,346,538       25,458,318
                                                                                                   =============    =============
      Basic earnings per share ................................................................$            0.16             0.13
                                                                                                   =============    =============
      Diluted earnings per share ..............................................................$            0.16             0.13
                                                                                                   =============    =============

      Weighted average common shares outstanding ...............................................     197,049,470      194,778,566
      Increase due to assumed issuance of shares related to stock options outstanding ..........         308,621          934,337
                                                                                                   -------------    -------------
      Weighted average common and common equivalent shares outstanding .........................     197,358,091      195,712,903
                                                                                                   =============    =============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                   September 30,
                                                                                                    (Note 8)
                                                                                        --------------------------------------
                                                                                             2002             2001
------------------------------------------------------------------------------------------------------------------------------

Revenues:
   Electronic payment processing services (includes $14.2 million and $25.0 million
     from related parties for 2002 and 2001, respectively) ..........................   $ 441,476,074      410,891,380
   Other services (includes $5.2 million and $4.9 million from related parties for
     2002 and 2001, respectively) ...................................................      81,074,208       64,769,176
                                                                                         -------------    -------------
      Revenues before reimbursable items ............................................     522,550,282      475,660,556
   Reimbursable items (includes $7.4 million and $7.6 million from related parties
     for 2002 and 2001, respectively) ...............................................     173,221,281      177,115,246
                                                                                         -------------    -------------
      Total revenues ................................................................     695,771,563      652,775,802
                                                                                         -------------    -------------
Expenses:
  Salaries and other personnel expense ..............................................     212,612,553      190,652,160
  Net occupancy and equipment expense ...............................................     128,604,310      126,266,071
  Other operating expenses (includes $7.0 million and $5.6 million to related
      parties for 2002 and 2001, respectively) ......................................      69,112,874       61,038,102
  Loss on disposal of equipment, net ................................................         (60,799)          93,198
                                                                                         -------------    -------------
      Expenses before reimbursable items ............................................     410,268,938      378,049,531
   Reimbursable items ...............................................................     173,221,281      177,115,246
                                                                                         -------------    -------------
      Total expenses ................................................................     583,490,219      555,164,777
                                                                                         -------------    -------------
      Operating income (restated) ...................................................     112,281,344       97,611,025
                                                                                         -------------    -------------
Nonoperating income (expense):
 Interest income, net (includes $810,000 and $2.0 million from related parties for
    2002 and 2001, respectively) ....................................................       2,067,375        2,242,098
 Minority interest in consolidated subsidiary's net income ..........................        (132,741)         (91,563)
 Gain(Loss) on foreign currency translation, net ....................................       2,143,451          (25,004)
                                                                                         -------------    -------------
      Total nonoperating income .....................................................       4,078,085        2,125,531
                                                                                         -------------    -------------
      Income before income taxes and equity in income of joint ventures
         (restated) .................................................................     116,359,429       99,736,556
Income taxes ........................................................................      42,409,711       38,617,280
Equity in income of joint ventures ..................................................      14,640,502       12,310,056
                                                                                         -------------    -------------
      Net income ....................................................................   $  88,590,220       73,429,332
                                                                                         =============    =============
      Basic earnings per share ......................................................   $        0.45             0.38
                                                                                         =============    =============
      Diluted earnings per share ....................................................   $        0.45             0.38
                                                                                         =============    =============

      Weighted average common shares outstanding ....................................     197,005,655      194,770,776
      Increase due to assumed issuance of shares related to stock options outstanding         605,903          878,532
                                                                                         -------------    -------------
     Weighted average common and common equivalent shares outstanding ...............     197,611,558      195,649,308
                                                                                         =============    =============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                  Nine months ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                                2002            2001
-----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income ..........................................................   $  88,590,220       73,429,332
  Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest in consolidated subsidiary's net income .......         132,741           91,563
      Equity in income of joint ventures ..............................     (14,640,502)     (12,310,056)
      (Gain)Loss on foreign currency translation, net .................      (2,143,451)          25,004
      Depreciation and amortization ...................................      44,521,460       40,151,808
      Charges for bad debt and billing adjustments ....................       3,405,410          156,557
      Charges for transaction processing ..............................       5,665,643       (1,311,042)
      Deferred income tax expense .....................................       2,331,917        6,316,041
     (Gain)Loss on disposal of equipment, net .........................         (60,799)          93,198
    (Increase) decrease in:
      Accounts receivable .............................................      (4,789,733)     (24,521,066)
      Prepaid expenses and other assets ...............................       7,814,889          911,980
    Increase (decrease) in:
      Accounts payable ................................................     (15,332,528)     (29,310,680)
      Accrued salaries and employee benefits ..........................      (2,665,361)     (10,567,346)
      Other current liabilities .......................................      20,683,155       10,868,550
                                                                           -------------    -------------
          Net cash provided by operating activities ...................     133,513,061       54,023,843
                                                                           -------------    -------------
Cash flows from investing activities:
  Purchase of property and equipment ..................................      (9,626,565)     (24,127,157)
  Additions to computer software ......................................     (42,258,963)     (34,066,439)
  Proceeds from disposal of equipment .................................          68,322          962,387
 Cash acquired in acquisition of subsidiary ...........................       5,557,092             --
  Dividends received from joint ventures ..............................      17,855,119       10,410,281
  Increase in contract acquisition costs ..............................     (34,316,924)     (12,709,917)
                                                                           -------------    -------------
          Net cash used in investing activities .......................     (62,721,919)     (59,530,845)
                                                                           -------------    -------------
Cash flows from financing activities:
     Dividends paid on common stock ...................................      (9,324,147)      (8,277,257)
     Proceeds from exercise of stock options ..........................         204,550          264,365
                                                                           -------------    -------------
          Net cash used in financing activities .......................      (9,119,597)      (8,012,892)
                                                                           -------------    -------------
          Net increase (decrease) in cash and cash equivalents ........   $  61,671,545      (13,519,894)
Cash and cash equivalents at beginning of year ........................      55,961,088       80,071,895
                                                                           -------------    -------------
Cash and cash equivalents at end of year ..............................   $ 117,632,633       66,552,001
                                                                           =============    =============
     Cash paid for interest (net of capitalized amounts) ..............   $       5,909           30,749
                                                                           =============    =============
     Cash paid for income taxes (net of refunds received) .............   $  25,418,973       22,086,953
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
                                                               =========================    ==========================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive loss are as follows:

                                     Balance at December 31,       Pretax                                Balance at
                                               2001                amount         Tax benefit        September 30, 2002
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                            ($3,455,338)           4,863,556       (1,790,602)           ($382,384)
                                    =======================================================================================

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

                                                          Domestic-based           International-based
Operating Segments (Note 8)                             processing services        processing services              Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                             $             744,763,982                94,673,451       $           839,437,433
Intersegment eliminations                                     (91,896,058)                  (48,281)                  (91,944,339)
                                                 --------------------------  -------------------------     ------------------------
Total assets                                    $             652,867,924                94,625,170       $           747,493,094
                                                 ==========================  =========================     ========================

---------------------------------------------------------------------------  ------------------------------------------------------
At December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                             $             643,615,591                 91,657,540      $           735,273,131
Intersegment eliminations                                     (91,419,159)                   (69,221)                 (91,488,380)
                                                 --------------------------  -------------------------     ------------------------
Total assets                                    $             552,196,432                 91,588,319      $           643,784,751
                                                 ==========================  =========================     ========================

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $             218,518,035                16,701,468       $           235,219,503
Intersegment revenue                                               (1,413)                 (286,357)                     (287,770)
                                                 --------------------------  -------------------------     ------------------------
Revenue from external customers                 $             218,516,622                16,415,111       $           234,931,733
                                                 ==========================  =========================     ========================
Segment operating income (restated)             $              39,398,359                    532,585      $            39,930,944
                                                 ==========================  =========================     ========================

                                                          Domestic-based           International-based
Operating Segments                                      processing services        processing services              Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Income taxes                                    $              14,741,649                    870,013      $            15,611,662
                                                 ==========================  =========================     ========================
Equity in income of joint ventures              $               5,044,508                    217,903      $             5,262,411
                                                 ==========================  =========================     ========================
Net income                                      $              30,824,024                  1,522,514      $            32,346,538
                                                 ==========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $            204,074,918                 12,309,518       $          216,384,436
Intersegment revenue                                              (2,351)                  (234,292)                    (236,643)
                                                 --------------------------  -------------------------     ------------------------
Revenue from external customers                 $            204,072,567                 12,075,226       $          216,147,793
                                                 ==========================  =========================     ========================
Segment operating income (restated)             $             36,031,256                 (2,550,362)      $           33,480,894
                                                 ==========================  =========================     ========================
Income taxes                                    $             14,001,751                   (844,623)      $           13,157,128
                                                 ==========================  =========================     ========================
Equity in income of joint ventures              $              4,178,767                    424,097       $            4,602,864
                                                 ==========================  =========================     ========================
Net income                                      $             26,783,584                 (1,325,266)      $           25,458,318
                                                 ==========================  =========================     ========================

-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $             648,407,623                 48,444,035      $           696,851,658
Intersegment revenue                                               (4,269)                (1,075,826)                  (1,080,095)
                                                 --------------------------  -------------------------     ------------------------
Revenue from external customers                 $             648,403,354                 47,368,209      $           695,771,563
                                                 ==========================  =========================     ========================
Segment operating income (restated)             $             110,546,618                  1,724,726      $           112,281,344
                                                 ==========================  =========================     ========================
Income taxes                                    $              40,763,003                  1,646,708      $            42,409,711
                                                 ==========================  =========================     ========================
Equity in income of joint ventures              $              13,961,588                    678,914      $            14,640,502
                                                 ==========================  =========================     ========================
Net income                                      $              86,033,798                  2,556,422      $            88,590,220
                                                 ==========================  =========================     ========================

-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $            633,386,216                 20,188,566       $          653,574,782
Intersegment revenue                                              (4,892)                  (794,088)                    (798,980)
                                                 --------------------------  -------------------------     ------------------------
Revenue from external customers                 $            633,381,324                 19,394,478       $          652,775,802
                                                 ==========================  =========================     ========================
Segment operating income (restated)             $            113,444,429                (15,833,404)      $           97,611,025
                                                 ==========================  =========================     ========================
Income taxes                                    $             43,938,604                 (5,321,324)      $           38,617,280
                                                 ==========================  =========================     ========================
Equity in income of joint ventures              $             10,733,399                  1,576,657       $           12,310,056
                                                 ==========================  =========================     ========================
Net income                                      $             82,408,970                 (8,979,638)      $           73,429,332
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

                                    Three Months Ended September 30,                 Nine Months Ended September 30,
                                  -----------------------------------------    --------------------------------------------
   (Dollars in millions)                  2002                  2001                 2002                    2001
                                   -------------------    -----------------    ------------------    ----------------------
United States                   $              197.0                189.2                 592.1                     590.6
Europe                                          13.7                 10.2                  39.8                      12.1
Canada                                          12.0                  9.7                  32.6                      30.1
Mexico                                           7.3                  4.1                  20.4                      11.3
Japan                                            2.7                  2.4                   7.6                       7.2
Other                                            2.2                  0.5                   3.3                       1.5
                                   -------------------    -----------------    ------------------    ----------------------
    Totals                      $              234.9                216.1                 695.8                     652.8
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


                                                           Three Months Ended September 30,
                                        -----------------------------------------------------------------------
                                                        2002                                   2001
                                        -------------------------------------  --------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  --------------------------------
  One                                  $        42.6             18.2 %      $          38.9            18.0 %
  Two                                           30.9             13.2                   40.3            18.7
                                        -------------------------------        -------------------------------
      Totals                           $        73.5             31.4 %      $          79.2            36.7 %
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


                                                           Nine Months Ended September 30,
                                        ------------------------------------------------------------------------
                                                        2002                                   2001
                                        -------------------------------------  ---------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  ---------------------------------
  One                                  $       133.1             19.1 %      $         120.5            18.5 %
  Two                                           99.2             14.3                  121.5            18.6
                                        -------------------------------        -------------------------------
      Totals                           $       232.3             33.4 %      $         242.0            37.1 %
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

     In addition, the Company has reclassified equity in income of joint ventures from a component of operating income to a component of net income after consideration of income taxes in this amended Form 10Q/A. Accordingly, operating income and income before income taxes for the three and nine months ended September 30, 2002 and 2001 have been restated as follows:

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                       ------------------------------------ ----------------------------------------
                                                             2002              2001                2002                 2001
                                                       ----------------- ------------------ -------------------- -------------------
As previously reported:
--------------------------------------------------
Operating income                                    $        45,193,355         38,083,758          126,921,846         109,921,081
Operating margin                                                  19.2%              17.6%                18.2%               16.8%
Income before income taxes                                   47,958,200         38,615,446          130,999,931         112,046,612

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                       ------------------------------------ ----------------------------------------
As restated:                                                 2002              2001                2002                 2001
--------------------------------------------------     ----------------- ------------------ -------------------- -------------------
Operating income                                   $         39,930,944         33,480,894          112,281,344          97,611,025
Operating margin                                                  17.0%              15.5%                16.1%               14.9%
Income before income taxes and equity in income
    of joint ventures                                        42,695,789         34,012,582          116,359,429          99,736,556

     Conforming changes to segment operating data in Note 4 have also been made. This reclassification had no impact on the Company's net income or earnings per share for any period presented.

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

     As part of this filing, the Company is amending its original Form 10-Q filing for the period ending September 30, 2002. Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of
Part I of the Quarterly Report for the purpose of reflecting a reclassification of equity in income of joint ventures within the Registrant's Consolidated Statements of Income, as well as related disclosure, as further described in
Note 8.

     In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures in this report to speak as of a later date.

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

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30, 2002 and 2001:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   -----------------------
                                                               2002             2001            2002 vs. 2001
                                                           -------------      ----------   -----------------------
     Revenues:
       Electronic payment processing services                    65.2  %         65.5  %             8.2  %
       Other services                                            10.8             9.1               29.9
                                                              --------        --------
          Revenues before reimbursable items                     76.0            74.6               10.8
       Reimbursable items                                        24.0            25.4                2.4
                                                              --------        --------
          Total revenues                                        100.0           100.0                8.7
                                                              --------        --------
     Expenses:
       Salaries and other personnel expense                      32.3            30.9               13.5
       Net occupancy and equipment expense                       18.7            19.1                6.2
       Other operating expenses                                   8.0             9.1               (2.7)
                                                              --------        --------
           Expenses before reimbursable items                    59.0            59.1                8.6
       Reimbursable items                                        24.0            25.4                2.4
                                                              --------        --------
           Total expenses                                        83.0            84.5                6.8
                                                              --------        --------
           Operating income                                      17.0            15.5               19.3
     Nonoperating income                                          1.2             0.3                 nm
                                                              --------        --------
           Income  before income taxes and equity in
            income of joint ventures                             18.2            15.8               25.5
     Income taxes                                                 6.6             6.1               18.7
     Equity in income of joint ventures                           2.2             2.1               14.3
                                                              --------        --------
     Net income                                                  13.8  %         11.8  %            27.1  %
                                                              ========        ========

nm = not meaningful

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30, 2002 and 2001:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   -----------------------
                                                               2002             2001            2002 vs. 2001
                                                           -------------      ----------   -----------------------
     Revenues:
       Electronic payment processing services                    63.4  %         63.0  %             7.4  %
       Other services                                            11.7             9.9               25.2
                                                              --------        --------
          Revenues before reimbursable items                     75.1            72.9                9.9
       Reimbursable items                                        24.9            27.1               (2.2)
                                                              --------        --------
          Total revenues                                        100.0           100.0                6.6
                                                              --------        --------
     Expenses:
       Salaries and other personnel expense                      30.6            29.2               11.5
       Net occupancy and equipment expense                       18.5            19.3                1.9
       Other operating expenses                                   9.9             9.5               13.2
                                                              --------        --------
           Expenses before reimbursable items                    59.0            58.0                8.5
       Reimbursable items                                        24.9            27.1               (2.2)
                                                              --------        --------
           Total expenses                                        83.9            85.1                5.1
                                                              --------        --------
           Operating income                                      16.1            14.9               15.0
     Nonoperating income                                          0.6             0.3               91.9
                                                              --------        --------
           Income  before income taxes and equity in
            income of joint ventures                             16.7            15.2               16.7
     Income taxes                                                 6.1             5.9                9.8
     Equity in income of joint ventures                           2.1             1.9               18.9
                                                              --------        --------

     Net income                                                  12.7  %         11.2  %            20.6  %
                                                              ========        ========

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

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS' accounts on file by area based on the geographic domicile of processing clients:

      Accounts on File by Area                 September 30, 2002              September 30, 2001
      ----------------------------------  --------------------------------------------------------------------------------
      (in millions)                                Number           %            Number              %           % Change
                                          --------------------------------------------------------------------------------
      Domestic                                        206.5       87.6               185.8           87.5            11.2
      Foreign                                          29.3       12.4                26.6           12.5            10.0
      ----------------------------------  -----------------------------------------------------------------
          Total                                       235.8      100.0               212.4          100.0            11.0
                                          =================================================================

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

Operating Income

     Operating income increased 19.3% for the three months ended September 30, 2002, over the same period in 2001. Operating income increased 15.0% for the nine months ended September 30, 2002, over the same period in 2001. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues.

     The Company's operating profit margin for the third quarter of 2002 was 17.0%, compared to 15.5% for the same period last year. The Company's operating profit margin for the first nine months of 2002 was 16.1%, compared to 14.9% for the same period last year. Excluding reimbursable items, the Company's operating profit margin for the three and nine months ended September 30, 2002 was 22.4% and 21.5%, respectively, compared to 20.8% and 20.5% for the three and nine months ended September 30, 2001, respectively. The Company's focus on expense control was the main reason for the improved margin.

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

Income Taxes

     TSYS' effective income tax rate for the three months ended September 30, 2002 was 32.6%, compared to 34.1% for the same period in 2001. TSYS' effective income tax rate for the first nine months of 2002 was 32.4%, compared to 34.5% for the same period in 2001. The calculation of the effective tax rate includes equity earnings in pretax income. The decrease in the effective tax rate was the result of additional tax credits realized in 2002. The Company expects its effective income tax rate for 2002 to be approximately 33%.

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

     Free Cash Flow For the first nine months of 2002, TSYS generated a positive free cash flow of $70.7 million, compared to a negative free cash flow of $6.5 million for the same period last year. The components of free cash flow for the nine months ended September 30, 2002 and 2001 are:

                                                                           Nine Months Ending Sept 30,
                  ------------------------------------------------- ------------------- --------------------
                                                                           2002                2001
                                                                    ------------------- --------------------
                  Free Cash Flow:
                  Cash Provided by Operating Activities                        $133.5                $54.0
                  Cash Dividends Received/Acquired                              $23.4                $10.4
                  Cash for Property/Software Additions                         ($51.9)              ($58.2)
                  Cash for Contract Acquisition                                ($34.3)              ($12.7)
                  ------------------------------------------------- ------------------- --------------------
                      Free Cash Flow:                                          $ 70.7               ($ 6.5)
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

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits

             Exhibit Number          Description
             ---------------------   ------------------------------------------
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


                                                 TOTAL SYSTEM SERVICES, INC.


 Date:  December 10, 2002                        by:  /s/ Richard W. Ussery
                                                 ------------------------------
                                                  Richard W. Ussery
                                                  Chairman of the Board
                                                    and Chief Executive Officer

 Date:  December 10, 2002                        by:  /s/ James B. Lipham
                                                 ------------------------------
                                                  James B. Lipham
                                                  Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                      Chief Executive Officer Certification

I, Richard W. Ussery, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Total System Services, Inc.;

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

Date: December 10, 2002
                                                      /s/ Richard W. Ussery
                                                      ------------------------
                                                      Richard W. Ussery
                                                      Chief Executive Officer

                           TOTAL SYSTEM SERVICES, INC.
                      Chief Financial Officer Certification


I, James B. Lipham, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Total System Services, Inc.;

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

Date: December 10, 2002
                                                   /s/ James B. Lipham
                                                   -------------------------
                                                   James B. Lipham
                                                   Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                                  Exhibit Index


     Exhibit Number          Description
     --------------------    --------------------------------------------------
            99.1             Certification of Chief Executive Officer pursuant
                               to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2             Certification of Chief Financial Officer pursuant
                               to Section 906 of the Sarbanes-Oxley Act of 2002