Form 10-K
period 2002-12-31
TOTAL SYSTEM SERVICES INC
filed 2003-03-19
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
                                      -----------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from         to              .
                                              ---------   -------------

Commission file number     1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                 58-1493818
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1600 First Avenue
Columbus, Georgia                                          31901
(Address of principal executive offices)                  (Zip Code)
(Registrant's telephone number, including area code)      (706) 649-2204

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                  YES    X                             NO___________
                     -----------

         As of February 17, 2003, 197,049,470 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding. The aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by nonaffiliates on December 31, 2002 was approximately $505,364,000 (based upon the closing price of such stock on June 28, 2002).

         Portions of Registrant's Proxy Statement, including Financial Appendix, dated March 12, 2003 are incorporated in Parts I, II, III and IV of this report.

              Registrant's Documents Incorporated by Reference

                                                 Part Number and Item
Document Incorporated                            Number of Form 10-K
by Reference                                     Into Which Incorporated
---------------------                            -----------------------

Pages F-3 through F-19, F-24 through             Part I, Item 1, Business
F-29, pages F-31and F-32, and F-37 through
F-41 of the Financial Appendix to Registrant's
Proxy Statement in connection with its
Annual Shareholders' Meeting to be
held on April 17, 2003

Pages F-12 and F-13, F-24 through                Part I, Item 2, Properties
F-29, F-31 and F-32, and
F-37 and F-38 of the Financial
Appendix to Registrant's Proxy Statement in connection with its Annual Shareholders'
Meeting to be held on April 17, 2003


Pages F-37 and F-38 of the Financial Appendix    Part I, Item 3, Legal
to Registrant's Proxy Statement                  Proceedings
in connection with its Annual Shareholders'
Meeting to be held on April 17, 2003

Page F-44 of the Financial Appendix              Part II, Item 5, Market
to Registrant's Proxy Statement in               for Registrant's Common
connection with its Annual Shareholders'         Equity and Related Stockholder
Meeting to be held on April 17, 2003             Matters

Page F-2 of the Financial Appendix               Part II, Item 6, Selected
to Registrant's Proxy Statement                  Financial Data
in connection with its Annual Shareholders'
Meeting to be held on April 17, 2003


Pages F-3 through F-19 of the                    Part II, Item 7, Management's
Financial Appendix to Registrant's               Discussion and Analysis of
Proxy Statement in connection with its           Financial Condition and
Annual Shareholders' Meeting to be held          Results of Operations
on April 17, 2003

Pages F-20 through F-42, and F-44                Part II, Item 8, Financial
of the Financial Appendix to Registrant's        Statements and Supplementary
Proxy Statement in connection with its           Data
Annual Shareholders' Meeting to be held
on April 17, 2003

Pages 3 and 4, 7, and 20                         Part III, Item 10,
of Registrant's Proxy Statement in               Directors and Executive
connection with its Annual                       Officers of the Registrant
Shareholders' Meeting to be held
on April 17, 2003

Page 7, pages 10 through 12, and 16              Part III, Item 11,
of Registrant's Proxy Statement                  Executive Compensation
in connection with its Annual
Shareholders' Meeting to be held
on April 17, 2003

Pages 8 and 9, and 17 and 18 of                  Part III, Item 12, Security
Registrant's Proxy Statement in connection       Ownership of Certain
with its Annual Shareholders'                    Beneficial Owners and
Meeting to be held on April 17, 2003             Management and Related
                                                 Stockholder Matters

Pages 16 through 19                              Part III, Item 13,
of Registrant's Proxy Statement and              Certain Relationships
pages F-29 through F-31of the Financial          and Related Transactions
Appendix to Registrant's Proxy
Statement in connection with its
Annual Shareholders' Meeting to be
held on April 17, 2003

Pages F-20 through F-42 of the Financial         Part IV, Item 15, Exhibits,
Appendix to Registrant's Proxy Statement         Financial Statement
in connection with its Annual Shareholders'      Schedules and Reports
Meeting to be held on April 17, 2003             on Form 8-K

                              Cross Reference Sheet

Item No.        Caption                                                 Page No.

Part I
   Safe Harbor Statement                                                      1

          1.    Business                                                      2

          2.    Properties                                                    5

          3.    Legal Proceedings                                             6

          4.    Submission of Matters to a Vote of                            6
                 Security Holders

Part II
          5.    Market for Registrant's Common Equity                         6
                 and Related Stockholder Matters

          6.    Selected Financial Data                                       7

          7.    Management's Discussion and Analysis                          7
                 of Financial Condition and Results
                 of Operations

          7A.   Quantitative and Qualitative Disclosures About Market Risk    7

          8.    Financial Statements and Supplementary                        8
                 Data

          9.    Changes In and Disagreements With Accountants                 9
                 on Accounting and Financial Disclosure
Part III
         10.    Directors and Executive Officers of                           9
                 the Registrant

         11.    Executive Compensation                                        9

         12.    Security Ownership of Certain                                 9
                 Beneficial Owners and Management
                 and Related Stockholder Matters

         13.    Certain Relationships and Related                             9
                 Transactions

         14.    Controls and Procedures                                      10

Part IV
         15.    Exhibits, Financial Statement Schedules,                     10
                 and Reports on Form 8-K

                                     PART I

Safe Harbor Statement

         Certain statements contained in this document which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Total System Services, Inc. ("TSYS") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products, services or conversions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

         Prospective investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond TSYS' ability to control or predict. These factors include, but are not limited to:

         * lower than anticipated internal growth rates for TSYS' existing clients;
         * TSYS' inability to control expenses and increase market share;
         * TSYS' inability to successfully bring new products to market, including, but not limited to, stored value and e-commerce products, loan processing products and other processing services;
         * the inability of TSYS to grow its business through acquisitions or successfully integrate acquisitions;
         * TSYS' inability to increase the revenues derived from international sources;
         * adverse developments with respect to entering into contracts with new clients and retaining current clients;
         * the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients;
         * TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce;
         * adverse developments with respect to TSYS' sub-prime and/or retail clients;
         * adverse developments with respect to the successful conversion of clients;
         * the absence of significant changes in foreign exchange spreads between the United States and the countries in which TSYS transacts business, to include Mexico, United Kingdom, Japan, Canada and the European Union;

         * changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards;
         * changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts;
         * the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission;
         * the costs and effects of litigation;
         * adverse developments with respect to the credit card industry in general;
         * TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending;
         * the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that have a material negative impact on current economic conditions or levels;
         * successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection;
         * decreases in card activity;
         * hostilities in the Middle East or
           elsewhere;
         * Vital's earnings are lower than anticipated; and
         * overall market conditions.

         These forward-looking statements speak only as of the date on which the statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Item 1.  Business

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Columbus Bank and Trust Company, TSYS is now one of the world's largest electronic payment processors of consumer credit, debit, commercial, stored value and retail cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides the electronic link between buyers and sellers with a comprehensive on-line system of data processing services servicing financial and nonfinancial institutions throughout the United States, Canada, Mexico, Honduras, the Caribbean and Europe, representing more than 245 million cardholder accounts on file as of December 31, 2002. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation, and in the United States through its joint venture, Vital Processing Services L.L.C. TSYS also offers value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools, such as loyalty programs and bonus rewards. Synovus Financial Corp., a $19 billion asset, diverse financial services company, owns 81 percent of TSYS.

         As of January 1, 2003, TSYS had five wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) Columbus Productions, Inc., which provides full-service commercial printing and related services; (3) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; (4) TSYS Total Debt Management, Inc., which provides debt collection and bankruptcy management services; and (5) ProCard, Inc., which provides software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs.

         TSYS also holds: (1) a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related services to financial and nonfinancial Mexican institutions; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic transaction processing services to financial and nonfinancial institutions and their merchant customers; and (3) a 51.46% equity interest in GP Network Corporation, a company which provides merchant processing services to financial institutions and retailers in Japan.

         The services provided by TSYS are divided into two operating segments, domestic-based processing services, which accounted for 93% of TSYS' revenues in 2002, and international-based processing services, which accounted for 7% of TSYS' revenues in 2002. TSYS does not believe that it is subject to any material risks with respect to its international operations other than foreign exchange risk as described in Part II, Item 7A under the caption "Quantitative and Qualitative Disclosures About Market Risk."

         Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

         Intellectual Property. TSYS' intellectual property portfolio is a component of our ability to be a leading electronic payment services provider. We diligently protect and work to build our intellectual property rights through patent, servicemark and trade secret laws. We also use various licensed intellectual property to conduct our business. In addition to using our intellectual property in our own operations, we grant licenses to certain of our clients to use our intellectual property.

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2002, Bank of America Corporation and Providian Financial Corporation accounted for approximately 19% and 13%, respectively, of TSYS' total revenues. As a result, the loss of Bank of America Corporation or Providian Financial Corporation, or other major or significant customers, could have a material adverse effect on TSYS' financial position, results of operations and cash flows.

         Competition. TSYS encounters vigorous competition in providing card processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately four vendors. TSYS believes that as of December 31, 2002 it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States. Based upon available market share data, TSYS believes that at the end of 2002 it held a 21% share of the domestic Visa and MasterCard consumer card processing market, an 86% share of the Visa and MasterCard domestic commercial card processing market, an 18% share of the domestic retail card processing market and a 4% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, TSYS also believes it holds an approximately 25% share of the Mexican credit card processing market, an approximately 33% share of the Canadian credit card processing market and an approximately 21% share of the United Kingdom credit card processing market. TSYS believes that as of December 31, 2002 it is the world's largest third party processor of international accounts.

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

         Regulation and Examination. TSYS is subject to being examined, and is indirectly regulated, by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the National Credit Union Administration, and the various state financial regulatory agencies which supervise and regulate the financial institutions for which TSYS provides electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS' internal controls in connection with its present performance of electronic payment processing services, and the agreements pursuant to which TSYS provides such services.

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

         Employees. As of December 31, 2002, TSYS had 5,121 full-time employees.

         Website Access. TSYS' website address is www.tsys.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at the investor relations section of our website under the heading "Financials" and then under "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

         See the "Financial Review" Section on pages F-3 through F-19 and Note 1, Note 4, Note 9, Note 11 and Note 12 of Notes to Consolidated Financial Statements on pages F-24 through F-29, pages F-31 and F-32, and pages F-37 through F-41 of the Financial Appendix to TSYS' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 17, 2003 which are specifically incorporated herein by reference.

Item 2. Properties

         TSYS owns a 377,000 square foot production center and a 72,000 square foot production center which are located on a 40.4 acre tract of land in north Columbus, Georgia. Primarily production centers, these facilities house TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production, purchasing and card production, as well as other related operations.

         TSYS owns a 110,000 square foot building on a 23-acre site in Columbus, Georgia, which accommodates current and future office space needs, 82,500 square feet of which houses TSYS' Business Process Management Division. TSYS also owns a 104,000 square foot building on an 18-acre site in Columbus which functions as a second data center.

         TSYS entered into an operating lease for the purpose of financing its 540,000 square foot campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia, which lease was renewed for a period of up to twelve months in November 2002. The campus facility serves as TSYS' corporate headquarters and houses administrative, client contact and programming team members. The campus facility consolidated most of TSYS' multiple Columbus locations.

         Columbus Productions, Inc. owns a 61,000 square foot production facility, located in Columbus, Georgia.

         TSYS owns a 40,000 square foot building in York, England, 23,000 square feet of which are occupied by TSYS, which houses client service and administrative personnel for TSYS Europe. TSYS Europe is included in the segment international-based processing services.

         All of the properties listed above are utilized by TSYS for domestic-based processing services with the one exception noted above with respect to the space occupied by TSYS Europe.

         All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used. In addition to its real property, TSYS owns and/or leases a substantial amount of computer equipment.

         See Note 1, Note 3, Note 4 and Note 9 of Notes to Consolidated Financial Statements on pages F-24 through F-29, pages F-31 and F-32, and pages F-37 and F-38 and "Operating Expenses" under the "Financial Review" Section on pages F-12 and F-13 of the Financial Appendix to TSYS' Proxy Statement which are specifically incorporated herein by reference.

Item 3. Legal Proceedings

         See Note 9 of Notes to Consolidated Financial Statements on pages F-37 and F-38 of the Financial Appendix to TSYS' Proxy Statement which is specifically incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The "Quarterly Financial Data, Stock Price, Dividend Information Section" which is set forth on page F-44 of the Financial Appendix to TSYS' Proxy Statement is specifically incorporated herein by reference.

         Equity Compensation Plans. The following table summarizes TSYS' equity compensation plans by category.

                                              (a)                       (b)                       (c)
                                                                                          Number of securities
                                      Number of securities       Weighted-average         remaining available for
                                       to be issued upon         exercise price of     future issuance under equity
Plan                                exercise of outstanding    outstanding options,    compensation plans (excluding
Category                             options, warrants and      warrants and rights   securities reflected in column
                                             rights                                                (a))
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders                      1,915,816                $ 14.67                        8,950,733
Equity compensation plans not
  approved by security holders<f1>                     37,500                  18.50                               --
----------------------------------------------------------------------------------------------------------------------
Total                                               1,953,316                $ 14.74                        8,950,733
----------------------------------------------------------------------------------------------------------------------
<f1>  This plan was adopted by TSYS' board of directors on January 10, 1997 to attract a desirable individual as a director of the company and is limited to one individual option grant to purchase 37,500 shares of TSYS stock at fair market value on the date of grant with one-third of such options becoming exercisable one, two and three years, respectively, following the date of grant.

Item 6. Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page F-2 of the Financial Appendix to TSYS' Proxy Statement is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Review" Section which is set forth on pages F-3 through F-19 of the Financial Appendix to TSYS' Proxy Statement which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," is specifically incorporated herein by reference.

Item 7A. Quantitative  and Qualitative Disclosures About Market Risk

       Foreign Exchange Risk. TSYS is exposed to foreign exchange risk because it has revenues and expenses denominated in foreign currencies including Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive loss. The amount of other comprehensive income for the year ended December 31, 2002 was $4,508,235. The amount of other comprehensive loss for the years ended December 31, 2001 and 2000 was $1,841,657 and $159,973, respectively. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

       The carrying value of the assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $71.7 million, $3.4 million, $15,000 and $7.6 million, respectively, at December 31, 2002.

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

                                            --------------------------------------------------------------------------------
                                                                     Effect of Basis Point Change
                                            --------------------------------------------------------------------------------
                                              Increase in basis point of                    Decrease in basis point of
                                            -------------- ------------- -------------- ----------- ------------ -----------
                                                + 50          + 100          + 150         + 50        + 100       + 150
                                            -------------- ------------- -------------- ----------- ------------ -----------
Effect on operating income                  $   (147,000)     (295,000)      (442,000)     147,000      295,000     442,000

                                            -------------- ------------- -------------- ----------- ------------ -----------

       TSYS renewed the lease in November 2002 for a period of up to 12 months. However, TSYS has the option to either renew the lease subject to prevailing market rates or purchase the property at the original cost of the property. As such, TSYS could have a future interest rate risk associated with a future obligation with respect to the corporate campus. TSYS can withdraw from the lease agreement by providing 60-days written notice.

       Concentration of credit risk. TSYS works to maintain a large and diverse customer base across various industries to minimize the credit risk of any one customer to TSYS' accounts receivable amounts. In addition, TSYS performs ongoing credit evaluations of its customers' and suppliers' financial condition.

       Concentration of client base. A significant amount of TSYS' revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients.

       TSYS does have two major customers that account for a large portion of its revenues, which subjects it to credit risk. See Note 11 of Notes to Consolidated Financial Statements on pages F-38 through F-40 of the Financial Appendix to TSYS' Proxy Statement which is specifically incorporated herein by reference for a description of major customers. In addition to its two major customers, TSYS has other large clients representing a significant portion of its total revenues. The loss of any one of TSYS' large clients could have a material adverse effect on its financial position, results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page F-44, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity and Comprehensive Income, Notes to Consolidated Financial Statements and Report of Independent Auditors" Sections, which are set forth on pages F-20 through F-42 of the Financial Appendix to

TSYS' Proxy Statement are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The "ELECTION OF DIRECTORS" Section which is set forth on pages 3 and 4, the "EXECUTIVE OFFICERS" Section which is set forth on page 7, and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" Section which is set forth on page 20 of TSYS' Proxy Statement are specifically incorporated herein by reference.

Item 11.  Executive Compensation

         The "DIRECTORS' COMPENSATION" Section which is set forth on page 7, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Change in Control Arrangements" Sections which are set forth on pages 10 through 12, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on page 16 of TSYS' Proxy Statement are specifically incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth in Part II, Item 5 of this Form 10-K under the caption "Equity Compensation Plans" is hereby incorporated by reference in response to this item.

         The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 8 and 9, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Stock by CB&T" Section which is set forth on page 17, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Synovus Stock Ownership of Directors and Management" Section which is set forth on pages 17 and 18 of TSYS' Proxy Statement are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on page 16, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Stock by CB&T" Section which is set forth on page 17, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND

CERTAIN OF SYNOVUS' SUBSIDIARIES - Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on page 17, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Electronic Payment Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on pages 18 and 19 of TSYS' Proxy Statement are specifically incorporated herein by reference.

         See also Note 2 of Notes to Consolidated Financial Statements on pages F-29 through F-31 of the Financial Appendix to TSYS' Proxy Statement which is specifically incorporated herein by reference.

Item 14. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of TSYS are specifically incorporated by reference from pages F-20 through F-42 of the Financial Appendix to TSYS' Proxy Statement to Item 8, Part II, Financial Statements and Supplementary Data.

                  Consolidated Balance Sheets - December 31, 2002 and 2001.

                  Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

              2.  Index to Financial Statement Schedules

                  The following report of independent auditors and consolidated financial statement schedule of Total System Services, Inc. are included:

                  Report of Independent Auditors.

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2002, 2001 and 2000.

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

                  10.2 Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 19, 2002.

                  10.3 Synovus Financial Corp. 2002 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.3 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 19, 2002.

                  10.4 Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 19, 2002.

                  10.5 Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 18, 1993.

                  10.6 Total System Services, Inc. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 19, 2002.

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

                  10.15 Synovus Financial Corp. Deferred Stock Option Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.15 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 19, 2002.

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

                  10.19 Split Dollar Insurance Agreement and related Executive Benefit

                           Substitution Agreement of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.19 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 19, 2002.

                  20.1 Proxy Statement, including Financial Appendix, for the Annual Meeting of Shareholders of TSYS to be held on April 17, 2003, certain pages of which are specifically incorporated herein by reference.

                  21.1     Subsidiaries of Total System Services, Inc.

                  23.1     Independent Auditors' Consent.

                  24.1 Powers of Attorney contained on the signature pages of the 2002 Annual Report on Form 10-K.

                  99.1 Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2002 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

                  99.2 Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2002 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

                  99.3     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.4     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              On October 15, 2002, TSYS filed a Form 8-K with the Commission in connection with the announcement of its earnings for the third quarter of 2002.

                          Independent Auditors' Report


The Board of Directors
Total System Services, Inc.:


Under date of January 13, 2003, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2002, as contained in the Total System Services, Inc. 2002 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/KPMG LLP


Atlanta, Georgia
January 13, 2003

                           TOTAL SYSTEM SERVICES, INC.
                                   Schedule II
                        Valuation and Qualifying Accounts



                                                                      Additions
------------------------------------------- ------------------ ------------------------------ ------------------- -------------
                                                                      Changes in
                                                                  allowances, charges to
                                                 Balance at        expenses and changes                            Balance at
                                                 beginning         to other accounts --            Deductions--        end
                                                 of period               describe                  describe        of period
------------------------------------------- ------------------ ------------------------------ ------------------- -------------
Year ended December 31, 2000:

Provision for doubtful accounts and
billing adjustments                         $     4,426,696    1,825,486   <f1>               (407,704)  <f3>     5,844,478
                                             --------------    ---------                     ----------           ---------
                                            $     4,426,696    1,825,486                      (407,704)           5,844.478
                                             ==============    =========                     ==========           =========

Transaction processing accruals             $     6,145,862    5,726,889   <f2>             (3,155,295)  <f3>     8,717,456
                                             --------------    ---------                     ----------           ---------
                                            $     6,145,862    5,726,889                    (3,155,295)           8,717,456
                                             ==============    =========                     ==========           =========

Year ended December 31, 2001:

Provision for doubtful accounts and
billing adjustments                         $     5,844,478      569,434   <f1>             (1,043,072)  <f3>     5,370,840
                                             --------------    ---------                     ----------           ---------
                                            $     5,844,478      569,434                    (1,043,072)           5,370,840
                                             ==============    =========                     ==========           =========

Transaction processing accruals             $     8,717,456    1,438,241   <f2>             (2,864,256)  <f3>     7,291,441
                                             --------------    ---------                     ----------           ---------

                                            $     8,717,456    1,438,241                    (2,864,256)           7,291,441
                                             ==============    =========                     ==========           =========

Year ended December 31, 2002:

Provision for doubtful accounts and
billing adjustments                         $     5,370,840    3,262,830   <f1>               (616,632)  <f3>     8,017,038
                                             --------------    ---------                     ----------           ---------
                                            $     5,370,840    3,262,830                      (616,632)           8,017,038
                                             ==============    =========                     ==========           =========

Transaction processing accruals             $     7,291,441    6,532,268   <f2>             (8,476,699)  <f3>     5,347,010
                                             --------------    ---------                     ----------           ---------
                                            $     7,291,441    6,532,268                    (8,476,699)           5,347,010
                                             ==============    =========                     ==========           ==========

<f1> Amount reflected includes charges to bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.
<f2> Amount reflected is the change in transaction processing accruals reflected in other operating expenses.
<f3> Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOTAL SYSTEM SERVICES, INC.
                                   (Registrant)


March 19, 2003                     By: /s/Richard W. Ussery
                                       -----------------------------------------
                                       Richard W. Ussery,
                                       Chairman and
                                       Principal Executive Officer

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


/s/James H. Blanchard                                      Date: March 19, 2003
---------------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                                       Date: March 19, 2003
---------------------------------------------
Richard W. Ussery,
Chairman of the Board
and Principal Executive Officer

/s/Philip W. Tomlinson                                     Date: March 19, 2003
---------------------------------------------
Philip W. Tomlinson,
President
and Director


/s/James B. Lipham                                         Date: March 19, 2003
---------------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/Richard Y. Bradley                                      Date: March 19, 2003
---------------------------------------------
Richard Y. Bradley,
Director


                                                           Date: March __, 2003
---------------------------------------------
G. Wayne Clough,
Director


                                                           Date: March __, 2003
---------------------------------------------
Walter W. Driver, Jr.,
Director


/s/Gardiner W. Garrard, Jr.                                Date: March 19, 2003
---------------------------------------------
Gardiner W. Garrard, Jr.,
Director


                                                           Date: March __, 2003
---------------------------------------------
Sidney E. Harris,
Director


/s/John P. Illges, III                                     Date: March 19, 2003
---------------------------------------------
John P. Illges, III,
Director


                                                           Date: March __, 2003
---------------------------------------------
Alfred W. Jones III,
Director

/s/Mason H. Lampton                                        Date: March 19, 2003
---------------------------------------------
Mason H. Lampton,
Director


/s/H. Lynn Page                                            Date: March 19, 2003
---------------------------------------------
H. Lynn Page,
Director


                                                           Date: March __, 2003
---------------------------------------------
W. Walter Miller, Jr.,
Director


/s/William B. Turner                                       Date: March 19, 2003
---------------------------------------------
William B. Turner,
Director


/s/James D. Yancey                                         Date: March 19, 2003
---------------------------------------------
James D. Yancey,
Director


                                                           Date: March __, 2003
--------------------------------------------
Rebecca K. Yarbrough,
Director

                    Certification of Chief Executive Officer

I, Richard W. Ussery, certify that:

1.       I have reviewed this annual report on Form 10-K of Total System
         Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 19, 2003                        /s/Richard W. Ussery
                                             -----------------------------------
                                                Richard W. Ussery
                                                Chief Executive Officer

                    Certification of Chief Financial Officer

I, James B. Lipham, certify that:

1.       I have reviewed this annual report on Form 10-K of Total System
         Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
               and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 19, 2003                        /s/James B. Lipham
                                             --------------------------
                                                James B. Lipham
                                                Chief Financial Officer