Form 10-K/A
period 2002-12-31
TOTAL SYSTEM SERVICES INC
filed 2003-04-22
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
                                             -----------------
[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from            to       .
                                                         ------------  --------

Commission file number     1-10254

                           TOTAL SYSTEM SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                       58-1493818
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

1600 First Avenue
Columbus, Georgia                                  31901
(Address of principal executive offices)           (Zip Code)
(Registrant's telephone number,                    (706) 649-2204
 including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
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

         The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2002 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2002, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2002, as set forth below and in the attached exhibits.


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

              23.1* Independent Auditors' Consents.

              24.1 Powers of Attorney contained on the signature pages of the 2002 Annual Report on Form 10-K.

              99.1* Annual Report on Form 11-K for the Total System Services,
                    Inc. Employee Stock Purchase Plan for the year ended December 31, 2002.

              99.2* Annual Report on Form 11-K for the Total System Services,
                    Inc. Director Stock Purchase Plan for the year ended December 31, 2002.

              99.3* Certification of Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

              99.4* Certification of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

                  *Filed herewith.

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

                                          TOTAL SYSTEM SERVICES, INC.
                                           (Registrant)


April 22, 2003                            By:/s/James H. Blanchard
                                             ---------------------------------
                                             James H. Blanchard,
                                             Chairman of the Executive Committee

                    Certification of Chief Executive Officer

I, Richard W. Ussery, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Total System Services, Inc.;

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


Date:  April 22, 2003                      /s/Richard W. Ussery
                                           ------------------------------------
                                                 Richard W. Ussery
                                                 Chief Executive Officer

                    Certification of Chief Financial Officer

I, James B. Lipham, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Total System Services, Inc.;

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


Date:  April 22, 2003                      /s/James B. Lipham
                                           ------------------------------------
                                              James B. Lipham
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number        Description
-------       ------------

23.1          Independent Auditors' Consents

99.1          Annual Report on Form 11-K for the Total System Services, Inc.
              Employee Stock Purchase Plan for the year ended December 31, 2002.

99.2          Annual Report on Form 11-K for the Total System Services, Inc.
              Director Stock Purchase Plan for the year ended December 31, 2002.

99.3          CEO Certification

99.4          CFO Certification