Form 10-Q
period 2003-03-31
TOTAL SYSTEM SERVICES INC
filed 2003-05-14
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:         March 31, 2003

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                 To
                                 ______________________________________________

Commission  file number                  1-10254
                                 ______________________________________________

                             [T|SYS| LOGO OMITTED]
                           Total System Services, Inc.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Georgia                                                   58-1493818
_______________________________________________________________________________
(State or other jurisdiction of incorporation or          (I.R.S. Employer
  organization)                                            Identification No.)

        1600 First Avenue, Post Office Box 1755, Columbus, Georgia 31902
_______________________________________________________________________________
(Address of principal executive offices)                         (Zip Code)

                                 (706) 649-2310
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AS OF: May 14, 2003
----------------------------------------  -------------------------------------
Common Stock, $.10 par value                                    196,621,470

                             [T|SYS| LOGO OMITTED]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
Part I. Financial Information
  Item 1. Financial Statements
    Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002 ...........................    2

    Consolidated Statements of Income (unaudited) - Three months ended March 31, 2003 and 2002 ...............    4

    Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2003 and 2002 ...........    5

    Notes to Unaudited Consolidated Financial Statements .....................................................    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations ....................................................................................   15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .........................................   37

  Item 4. Management's Analysis of Disclosure Controls and Procedures ........................................   39

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K ...................................................................   40

Signatures ...................................................................................................   41

Certifications ...............................................................................................   42


                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,           December 31,
                                                                                             2003                  2002
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $106.6 million and $85.7 million
  on deposit with a related party at 2003 and 2002, respectively)                   $         138,240,738           109,171,206
  Restricted cash (includes $5.0 million and $4.0 million on deposit with
  a related party at 2003 and 2002, respectively)                                               4,961,222             4,035,052
  Accounts receivable, net of allowance for doubtful accounts and billing
  adjustments of  $7.6 million and $8.0 million at 2003 and 2002, respectively                126,178,305           121,439,387
  Deferred income tax assets                                                                    4,501,241             8,785,539
  Prepaid expenses and other current assets                                                    24,973,278            22,547,590
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                    298,854,784           265,978,774
Property and equipment, less accumulated depreciation and amortization of
 $131.9 million and $127.8 million at 2003 and 2002, respectively                             120,102,792           120,835,260
Computer software, less accumulated amortization of  $159.9 million and
 $149.6 million at 2003 and 2002, respectively                                                202,971,311           200,297,026
Contract acquisition costs                                                                    127,476,997           123,728,968
Other assets                                                                                   79,423,155            72,027,482
----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $         828,829,039           782,867,510
                                                                                     ============================================

                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,           December 31,
                                                                                             2003                  2002
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $          10,858,537            10,365,836
  Accrued salaries and employee benefits                                                       16,687,543            43,314,882
  Current portion of long-term debt and obligations under capital leases                           65,673                68,110
  Billings in excess of costs on uncompleted contracts                                         29,721,990                     -
  Other current liabilities (includes $2.9 million and $2.9 million payable to
     related parties at 2003 and 2002, respectively)                                           67,085,721            60,232,889
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                               124,419,464           113,981,717
Long-term debt and obligations under capital leases, excluding current portion                     45,426                67,354
Accounts payable                                                                                  375,000               562,500
Deferred income tax liabilities                                                                71,759,091            63,306,186
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                       196,598,981           177,917,757
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                                    2,858,644             2,743,863
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000,000 shares; 197,254,087 and 197,254,087 issued at 2003 and 2002, respectively; 197,049,470 and
  197,049,470 outstanding at 2003 and 2002, respectively                                       19,725,409            19,725,409
  Additional paid-in capital                                                                   35,182,014            35,143,089
  Accumulated other comprehensive income (loss)                                                  (108,469)            1,052,897
  Treasury stock                                                                               (3,316,703)           (3,316,703)
  Retained earnings                                                                           577,889,163           549,601,198
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               629,371,414           602,205,890
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $         828,829,039           782,867,510
                                                                                     ============================================














See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                         -----------------------------------------
                                                                                                 2003                  2002
----------------------------------------------------------------------------------------------------------------------------------

Revenues:
   Electronic payment processing services (includes $4.6 million and
    $6.6 million from related parties for 2003 and 2002, respectively)                $           167,826,388          143,157,227
   Other services (includes $1.5 million and $1.7 million from related parties for
     2003 and 2002, respectively)                                                                  25,052,653           27,658,434
                                                                                         -----------------------------------------
      Revenues before reimbursable items                                                          192,879,041          170,815,661
   Reimbursable items (includes $2.5 million and $2.3 million from related parties
     for 2003 and 2002, respectively)                                                              58,474,113           57,107,345
                                                                                         -----------------------------------------
      Total revenues                                                                              251,353,154          227,923,006
                                                                                         -----------------------------------------
Expenses:
  Salaries and other personnel expense                                                             76,096,376           68,732,046
  Net occupancy and equipment expense                                                              51,619,800           44,230,147
  Other operating expenses (includes $2.2 million and $2.3 million to related
   parties for 2003 and 2002, respectively)                                                        22,016,527           21,879,919

  (Gain) loss on disposal of equipment, net                                                           (21,529)               1,845
                                                                                         -----------------------------------------
      Expenses before reimbursable items                                                          149,711,174          134,843,957
   Reimbursable items                                                                              58,474,113           57,107,345
                                                                                         -----------------------------------------
      Total expenses                                                                              208,185,287          191,951,302
                                                                                         -----------------------------------------
      Operating income                                                                             43,167,867           35,971,704
                                                                                         -----------------------------------------
Nonoperating income (expense):
 Interest income, net (includes $230,000 and $235,000 from related parties
  for 2003 and 2002, respectively)                                                                   638,291               368,203
 Loss on foreign currency translation, net                                                          (626,189)             (189,228)
                                                                                         -----------------------------------------
      Total nonoperating income                                                                       12,102               178,975
                                                                                         -----------------------------------------
      Income before income taxes, minority interest and equity in income
         of joint ventures                                                                        43,179,969            36,150,679
Income taxes                                                                                      15,514,319            13,256,743
Minority interest in consolidated subsidiary's net income                                           (117,608)               13,926
Equity in income of joint ventures                                                                 4,187,950             4,473,675
                                                                                         -----------------------------------------
      Net income                                                                        $         31,735,992            27,381,537
                                                                                         =========================================
      Basic earnings per share                                                          $               0.16                  0.14
                                                                                         =========================================
      Diluted earnings per share                                                        $               0.16                  0.14
                                                                                         =========================================

      Weighted average common shares outstanding                                                  197,049,470          196,962,984
      Increase due to assumed issuance of shares related to stock options outstanding                 182,363              760,193
                                                                                         -----------------------------------------
      Weighted average common and common equivalent shares outstanding                            197,231,833          197,723,177
                                                                                         =========================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                         ------------------------------------------
                                                                                                 2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                            $         31,735,992          27,381,537
  Adjustments to reconcile net income to net cash provided by operating
     Minority interest in consolidated subsidiary's net income                                       117,608             (13,926)
      Loss on foreign currency translation, net                                                      626,189             189,228
      Equity in income of joint ventures                                                          (4,187,950)         (4,473,675)
      Depreciation and amortization                                                               22,047,710          16,673,912
      Charges for bad debt and billing adjustments                                                  (290,707)          1,160,669
      Charges for transaction processing                                                              52,064             658,497
      Deferred income tax expense                                                                 12,277,222           8,531,772
     (Gain)Loss on disposal of equipment, net                                                        (21,529)              1,845
    (Increase) decrease in:
      Accounts receivable                                                                         (4,639,152)          1,084,520
      Prepaid expenses and other assets                                                           (5,669,083)          1,311,821
    Increase (decrease) in:
      Accounts payable                                                                              (320,668)        (18,156,514)
      Accrued salaries and employee benefits                                                     (26,607,491)            959,905
      Billings in excess of costs on uncompleted contracts                                        29,721,990                   -
      Other current liabilities                                                                    5,978,402          14,122,569
                                                                                         ------------------------------------------
          Net cash provided by operating activities                                               60,820,597          49,432,160
                                                                                         ------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                              (5,072,074)         (2,800,783)
  Additions to computer software                                                                 (15,455,720)        (15,868,017)
  Proceeds from disposal of equipment                                                                 36,600               2,062
 Cash acquired in acquisition of subsidiary                                                                -           2,858,384
  Increase in contract acquisition costs                                                          (8,765,482)         (9,176,780)
                                                                                         ------------------------------------------
          Net cash used in investing activities                                                  (29,256,676)        (24,985,134)
                                                                                         ------------------------------------------

                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                         ------------------------------------------
                                                                                                 2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                                                 (24,365)            (28,679)
     Dividends paid on common stock                                                               (3,448,371)         (2,921,657)
     Proceeds from exercise of stock options                                                               -              40,844
                                                                                         ------------------------------------------
          Net cash used in financing activities                                                   (3,472,736)         (2,909,492)
                                                                                         ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                         978,347            (385,499)
                                                                                         ------------------------------------------
          Net increase in cash and cash equivalents                                     $         29,069,532          21,152,035
Cash and cash equivalents at beginning of year                                                   109,171,206          58,658,500
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                              $        138,240,738          79,810,535
                                                                                         ==========================================
     Cash paid for interest                                                             $             12,376              12,987
                                                                                         ==========================================
     Cash paid for income taxes (net of refunds received)                               $         (1,900,909)         13,965,118
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























See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of  Presentation
     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R); its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TCI), TSYS Total Debt Management, Inc. (TDM) and ProCard, Inc. (ProCard); and its majority owned foreign subsidiary, GP Network Corporation (GP Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 2002 annual report previously filed on Form 10-K.

Note 2 - Supplementary Balance Sheet Information

     Cash and cash equivalent balances are summarized as follows:

                                                                 March 31, 2003              December 31, 2002
                                                            --------------------------   --------------------------
        Cash and cash equivalents in domestic accounts     $            106,602,674     $             84,462,671
        Cash and cash equivalents in foreign accounts                    31,638,064                   24,708,535
                                                            --------------------------   --------------------------
            Total                                          $            138,240,738     $            109,171,206
                                                            ==========================   ==========================

     The Company maintains accounts outside the United States denominated in U.S. dollars, Euros, British Pounds Sterling, Canadian dollars and Japanese Yen.

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                                                   March 31, 2003             December 31, 2002
                                                              -------------------------   ---------------------------
          Prepaid expenses                                   $            10,793,381     $               8,228,801
          Other                                                           14,179,897                    14,318,789
                                                              -------------------------   ---------------------------
              Total                                          $            24,973,278     $              22,547,590
                                                              =========================   ===========================

     Significant components of contract acquisition costs are summarized as follows:

                                                                   March 31, 2003             December 31, 2002
                                                              -------------------------   ---------------------------
          Payments for processing rights, net                $            89,040,277     $              89,740,749
          Conversion costs, net                                           38,436,720                    33,988,219
                                                              -------------------------   ---------------------------
              Total                                          $           127,476,997     $             123,728,968
                                                              =========================   ===========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $2.9 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively.

     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $1.3 million and $764,000 for the three months ended March 31, 2003 and 2002, respectively.

     Significant components of other assets are summarized as follows:

                                                                   March 31, 2003             December 31, 2002
                                                              -------------------------   ---------------------------
          Equity investments, net                            $            58,390,745     $              54,181,246
          Goodwill, net                                                    3,619,090                     3,619,178
          Other                                                           17,413,320                    14,227,058
                                                              -------------------------   ---------------------------
              Total                                          $            79,423,155     $              72,027,482
                                                              =========================   ===========================

     Significant components of other current liabilities are summarized as follows:

                                                                   March 31, 2003              December 31, 2002
                                                              -------------------------   -----------------------------
           Customer postage deposits                         $            14,551,410     $                16,054,531
           Deferred revenues                                               8,131,435                       8,554,131
           Transaction processing provisions                               4,638,038                       5,347,010
           Dividends payable                                               3,448,366                       3,448,709
           Other                                                          36,316,472                      26,828,508
                                                              -------------------------   -----------------------------
              Total                                          $            67,085,721     $                60,232,889
                                                              =========================   =============================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended March 31 is as follows:

                                                                         2003                         2002
                                                               --------------------------   --------------------------
         Net income                                           $             31,735,992     $             27,381,537
         Other comprehensive income (loss):
             Foreign currency translation adjustments,
                  net of tax                                                (1,161,366)                  (1,010,435)
                                                               --------------------------   --------------------------
         Comprehensive income                                 $             30,574,626     $             26,371,102
                                                               ==========================   ==========================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive loss are as follows:

                                     Balance at December 31,       Pretax                                Balance at
                                               2002                amount         Tax benefit          March 31, 2003
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                             $1,052,897           (1,733,786)        572,420             ($108,469)
                                    =======================================================================================

Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131). The Company's segment information reflects the information that the chief operating decision makers (CODMs) use to make resource allocation and strategic decisions. The CODMs at TSYS consist of the chief executive officer, the
president  and  the  four   executive  vice   presidents.

     Through online accounting and electronic payment processing systems, Total System Services, Inc. provides electronic payment processing services and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and the Caribbean. The reportable units are segmented based upon geographic locations. Domestic-based processing services include electronic payment processing services and other services provided from the United States. Domestic-based processing services segment includes the financial results of TSYS, excluding its foreign branch offices, and the following subsidiaries: CDEC, CPI, TDM and ProCard. International-based processing services include electronic payment processing services and other services provided outside the United States. International-based processing services include the financial results of TCI, GP Net and TSYS' branch offices in Europe and Japan.

                                                          Domestic-based           International-based
Operating Segments                                      processing services        processing services               Consolidated
----------------------------------------------------------------------------------------------------------------------------------
At March 31, 2003
----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                 $         824,111,794                90,042,013       $           914,153,807
Intersegment eliminations                                     (85,324,768)                        -                   (85,324,768)
                                                     ----------------------    --------------------       ------------------------
Total assets                                        $         738,787,026                90,042,013       $           828,829,039
                                                     ======================    ====================       ========================

----------------------------------------------------------------------------------------------------------------------------------
At December 31, 2002
----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                 $         777,509,354                92,145,647      $           869,655,001
Intersegment eliminations                                     (86,787,491)                        -                  (86,787,491)
                                                     ----------------------    --------------------       ------------------------
Total assets                                        $         690,721,863                92,145,647      $           782,867,510
                                                     ======================    ====================       ========================

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                       $         233,119,344                18,710,703       $           251,830,047
Intersegment revenue                                               (1,395)                 (475,498)                     (476,893)
                                                     ----------------------    --------------------       ------------------------
Revenue from external customers                     $         233,117,949                18,235,205       $           251,353,154
                                                     ======================    ====================       ========================
Depreciation and amortization                       $          19,551,223                 2,496,487       $            22,047,710
                                                     ======================    ====================       ========================
Segment operating income                            $          41,480,714                 1,687,153       $            43,167,867
                                                     ======================    ====================       ========================
Income taxes                                        $          14,897,744                   616,575       $            15,514,319
                                                     ======================    ====================       ========================
Equity in income of joint ventures                  $           3,941,467                   246,483       $             4,187,950
                                                     ======================    ====================       ========================
Net income                                          $          30,806,223                   929,769       $            31,735,992
                                                     ======================    ====================       ========================

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------

Total revenue                                       $        213,399,086                 15,073,373       $          228,472,459
Intersegment revenue                                            (151,456)                  (397,997)                    (549,453)
                                                     ----------------------    --------------------       ------------------------
Revenue from external customers                     $        213,247,630                 14,675,376       $          227,923,006
                                                     ======================    ====================       ========================
Depreciation and amortization                       $         14,673,945                  1,999,967       $           16,673,912
                                                     ======================    ====================       ========================
Segment operating income                            $         36,026,885                    (55,181)      $           35,971,704
                                                     ======================    ====================       ========================
Income taxes                                        $         13,151,160                    105,583       $           13,256,743
                                                     ======================    ====================       ========================
Equity in income of joint ventures                  $          4,226,441                    247,234       $            4,473,675
                                                     ======================    ====================       ========================
Net income                                          $         27,413,781                    (32,244)      $           27,381,537
                                                     ======================    ====================       ========================

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

     The following geographic area data represent revenues for the three months ended March 31, 2003 and 2002, respectively, based on the geographic locations of customers.

                                            Three Months Ended March 31,
                                  ---------------------------------------------
       (Dollars in millions)                  2003                  2002
                                      -------------------    -----------------
       United States                 $        208.6                196.7
       Canada                                  16.0                 10.0
       Europe                                  15.4                 12.2
       Mexico                                   8.0                  6.0
       Japan                                    2.8                  2.4
       Other                                    0.6                  0.6
                                      -------------------    -----------------
         Totals                      $        251.4                227.9
                                      ===================    =================

     The Company maintains property and equipment in the United States, Europe, Canada and Japan. The following geographic area data represent net property and equipment balances by region:

                                           At March 31,       At December 31,
(Dollars in millions)                          2003                2002
                                      -------------------  -------------------
      United States                   $         96.5               97.0
      Europe                                    21.5               22.1
      Japan                                      2.0                1.6
      Canada                                     0.1                0.1
                                      -------------------  --------------------
        Totals                        $        120.1              120.8
                                      ===================  ====================

Major Customers
     For the three months ended March 31, 2003, the Company had two major customers which accounted for approximately 29.9%, or $75.3 million, of total revenues. For the three months ended March 31, 2002, TSYS had two major customers that accounted for 34.0%, or $77.5 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based processing services segments.

                                                             Three Months Ended March 31,
                                        -----------------------------------------------------------------------
                                                        2003                                   2002
                                        -------------------------------------  --------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  ------------------------------
  Customer One                         $        46.8             18.6   %    $          42.8            18.8%
  Customer Two                                  28.5             11.3                   34.7            15.2
                                       -------------------------------        -------------------------------
      Totals                           $        75.3             29.9   %    $          77.5            34.0%
                                        ===============================        ===============================

Note 5 - Stock-Based Compensation
     The Company maintains stock-based compensation plans for purposes of incenting and retaining employees. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," and related Interpretations. Under APB 25, TSYS does not recognize compensation expense for a stock option grant if the exercise price is equal to or greater than the fair market value of the Company's common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus stock options.

                                                                    March 31, 2003                 March 31, 2002
                                                               --------------------------   -----------------------------
           Net income, as reported                            $             31,735,992     $                27,381,537
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                            1,220,870                       1,476,733
                                                               --------------------------   -----------------------------
          Net income, as adjusted                             $             30,515,122     $                25,904,804
                                                               ==========================   =============================
          Earnings per share:
             Basic - as reported                              $                   0.16     $                      0.14
                                                               ==========================   =============================
             Basic - as adjusted                              $                   0.15     $                      0.13
                                                               ==========================   =============================
             Diluted - as reported                            $                   0.16     $                      0.14
                                                               ==========================   =============================
             Diluted - as adjusted                            $                   0.15     $                      0.13
                                                               ==========================   =============================

     The per share weighted average fair value of TSYS stock options granted during 2002 was $11.47. The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002: risk-free interest rate of 2.93%; expected volatility of 66.0%; expected life of 5.0 years; and dividend yield of 0.4%.

     The per share weighted average fair value of Synovus stock options granted to TSYS employees during 2002 was $9.69. The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002: risk-free interest rate of 5.4%; expected volatility of 30%; expected life of 9.0 years; and dividend yield of 2.4%.

Note 6 - Supplementary Cash Flow Information

     Cash flows used in additions to computer software for the three months ended March 31, 2003 and 2002 are summarized as follows:

                                                                   March 31, 2003                March 31, 2002
                                                              -------------------------   -----------------------------
           Purchased programs                                $            11,502,187     $                 5,780,257
           Developed software                                              3,953,533                      10,087,760
                                                              -------------------------   -----------------------------
              Total                                          $            15,455,720     $                15,868,017
                                                              =========================   =============================

     Cash flows used in additions to contract acquisition costs for the three months ended March 31, 2003 and 2002 are summarized as follows:

                                                                   March 31, 2003                March 31, 2002
                                                              -------------------------   -----------------------------
           Conversion costs                                  $             5,765,482     $                 2,676,780
           Payments for processing rights                                  3,000,000                       6,500,000
                                                              -------------------------   -----------------------------
              Total                                          $             8,765,482     $                 9,176,780
                                                              =========================   =============================

Note 7 -Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.

     The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued Statement No. 146 (SFAS 146),"Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December
31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has one lease guarantee.

     To assist Vital Processing Services L.L.C. (Vital) in leasing its corporate facility, the Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at March 31, 2003 is $6.3 million. If Vital fails to perform its obligations with regards to the lease, TSYS and Visa will be required to perform in the same manner and to same extent as is required by Vital.

     At the November 21, 2002 Emerging Issues Task Force (EITF) meeting, the Task Force ratified as a consensus the tentative conclusions it reached at the October 25, 2002 EITF meeting regarding Emerging Issues Task Force 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF 00-21 addresses how to account for those arrangements. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made in periods subsequent to the date of initial application of the amount of recognized revenue that was previously included in the cumulative effect adjustment. Management has not yet determined the effect of EITF 00-21 on TSYS' financial position, results of operations and cash flows.

     In December 2002, the FASB issued Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises such as the Company with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise in the first fiscal year or interim period after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. If the synthetic lease is not restructured, Interpretation No. 46 will require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003. The estimated fair value of the campus buildings and real property at January 1, 2003 was approximately $93.0 million. Consolidation would also require TSYS to consolidate the SPE's results of operations, including depreciation and interest expense. The Company can withdraw from the lease agreement by providing a 60-day written notice.

     On April 30, 2003, the Company provided written notice that it intended to withdraw from the lease agreement for the Company's corporate campus. The Company has decided to purchase the corporate campus with a combination of cash and debt financing through Synovus. The purchase is expected to take place at the end of the second quarter of 2003.

Note 8 - Subsequent Event: Enhancement Services Corporation Acquisition

     On April 28, 2003, TSYS announced the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. The Company is in the process of completing the purchase price allocation and has preliminarily allocated approximately $24.5 million to goodwill, approximately $8.2 million to intangibles and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients.

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

Critical Accounting Policies
TSYS' (The Company's) financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed.

Risks and Uncertainties and Use of Estimates: Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers and grow internationally, loss of a major customer, an inability to grow through acquisitions or successfully integrate acquisitions, an inability to control expenses, technology changes, financial services consolidation, change in regulatory mandates, a decline in the use of cards as a payment mechanism, a decline in the financial stability of the Company's clients and uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     A summary of the Company's critical accounting policies follows:

Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts and billing adjustments of $7.6 million and $8.0 million at March 31, 2003 and December 31, 2002, respectively. The allowance represents 5.7% and 6.2% of total accounts receivable at March 31, 2003 and December 31, 2002, respectively. TSYS' client base mainly consists of financial institutions and other card issuers such as retailers. A substantial amount of the Company's account receivable balances are current, and the average number of days sales outstanding in accounts receivable at March 31, 2003 and December 31, 2002 was 48 days and 49 days, respectively. Because TSYS invoices clients for services monthly in arrears, accounts receivable balances includes services for one month of billings not yet invoiced.

     TSYS records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients, the overall composition of its accounts receivable aging, prior history with specific customers of accounts receivable write-offs and prior history of allowances in proportion to the overall receivable balance. This analysis includes an ongoing and continuous communication with its largest clients and those clients with past due balances. A financial decline of any one of the Company's large clients could have an adverse and material effect on collectibility of receivables and thus the adequacy of the allowance for doubtful accounts.

     Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company's consolidated statements of income. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

     TSYS records allowances for billing adjustments for actual and potential billing discrepancies. When estimating the allowance for billing adjustments, the Company considers its overall history of billing adjustments, as well as its history with specific clients and known disputes. Increases in the allowance for billing adjustments are recorded as a reduction of revenues in the Company's consolidated statements of income and actual adjustments to invoices are charged against the allowance for billing adjustments.

Revenue Recognition: The Company's electronic payment processing revenues are derived from long-term processing contracts with financial and nonfinancial institutions and are recognized as the services are performed. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual revenue minimums. The terms of processing contracts generally range from three to ten years in length.

     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. Under the long term software licensing and services agreement, TSYS will provide bankcard processing services to Bank One's credit card accounts for at least two years starting in mid 2004 (excluding statement and card production services), and then license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. The Company uses the percentage-of-completion accounting method for its agreement with Bank One. TSYS began recognizing revenue in March 2003 and has recorded the amounts as revenues in electronic payment processing services and as a reduction of liabilities in billings in excess of costs on uncompleted contracts.

     The Company's other service revenues are derived from recovery collections work, bankruptcy process management, legal account management, skip tracing, commercial printing activities and customer relationship management services, such as call center activities for card activation and balance transfer requests. The contract terms for these services are generally shorter in nature. Revenue is recognized on these other services either on a per unit or a fixed price basis. The Company uses the percentage of completion method of accounting for its fixed price contracts.

Contract Acquisition Costs: The Company capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion and software development costs, are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted and producing revenues. All costs incurred prior to a signed agreement are expensed as incurred.

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

     These costs may become impaired with the loss of a contract, the financial decline of a client, termination of conversion efforts after a contract is signed, diminished prospects for current clients or if the Company's estimates of future cash flows differ from actual results.

Software Development Costs: The Company develops software that is used in providing electronic payment processing and other services to clients. Software development costs are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed a detailed program design and has determined that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available to clients for general use. The Company evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the software product which is determined by future undiscounted net cash flows. The amount by which the unamortized software development costs exceed the net realizable value is written off in the period that such determination is made. Software development costs are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life.

     The Company also develops software that is used internally. Software development costs that are modifications to existing internal-use software that result in additional functionality are capitalized based upon Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use." Internal-use software development costs are capitalized once (a) preliminary project stage is completed, (b) management authorizes and commits to funding a computer software project, and (c) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using an estimated useful life of three to seven years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

Transaction Processing Provisions: The Company has recorded estimates to accrue for contract contingencies (performance penalties) and processing errors. A significant number of the Company's contracts with large clients contain service level agreements which can result in TSYS incurring performance penalties if contractually required service levels are not met. When providing these accruals, the Company takes into consideration such factors as the prior history of performance penalties and processing errors incurred, actual contractual penalties inherent in the Company's contracts, progress towards milestones and known processing errors not covered by insurance.

     These accruals are included in other current liabilities in the accompanying consolidated balance sheets. Increases and decreases in transaction processing provisions are charged to other operating expenses in the Company's consolidated statements of income and payments or credits for performance penalties and processing errors are charged against the accrual.

Impairment of Long-lived Assets and Intangibles: The Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, such as contract acquisition costs and computer software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Related Party Transactions
     The Company provides electronic payment processing services and other services for its parent company, Synovus Financial Corp. (Synovus), and its affiliates, and for Vital Processing Services L.L.C. (Vital). The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company's margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS' consolidated financial statements.

Off-Balance Sheet Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership because of potential rapid technological obsolescence. Neither the assets nor obligations related to these leases are included on the balance sheet. One of the Company's most significant leases is its synthetic lease for its corporate campus.

Synthetic Lease: In 1997, the Company entered into an operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. The business purpose of the SPE was to provide a means of financing the Company's corporate campus. The assets and liabilities of the SPE consists solely of the cost of the building and the loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt included on the financial statements of the SPE both approximate $93.0 million. The lease, which is guaranteed by Synovus, provides for substantial residual value guarantees. The amount of the Company's residual value guarantee relative to the assets under this lease is approximately $81.4 million. In accordance with current accounting principles, no asset or obligation is recorded on the Company's consolidated balance sheets.

     The terms of this lease financing arrangement require, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE's debt. In the event that LIBOR rates increase, operating expenses could increase proportionately.

     In 2002, the Company renewed its operating lease agreement with the SPE for the Company's corporate campus. If the synthetic lease is not restructured, FASB Interpretation No. 46 will require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003. The estimated fair value of the campus buildings and real property at January 1, 2003 was approximately $93.0 million. Consolidation would also require TSYS to consolidate the SPE's results of operations, including depreciation and interest expense. The Company can withdraw from the lease agreement by providing a 60-day written notice.

     On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. The Company has decided to purchase the corporate campus with a combination of cash and debt financing through Synovus. The purchase is expected to take place at the end of the second quarter of 2003.

Results of Operations
     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31, 2003 and 2002:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------------------------------
                                                               2003             2002            2003 vs. 2002
                                                           -------------      ----------   ---------------------
     Revenues:
       Electronic payment processing services                    66.7  %         62.8  %            17.2  %
       Other services                                            10.0            12.1               (9.4)
                                                            ----------        --------
          Revenues before reimbursable items                     76.7            74.9               12.9
       Reimbursable items                                        23.3            25.1                2.4
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               10.3
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      30.3            30.2               10.7
       Net occupancy and equipment expense                       20.5            19.4               16.7
       Other operating expenses                                   8.8             9.6                0.6
                                                           -------------      ----------
           Expenses before reimbursable items                    59.6            59.2               11.0
       Reimbursable items                                        23.3            25.1                2.4
                                                           -------------      ----------
           Total expenses                                        82.9            84.3                8.5
                                                           -------------      ----------
           Operating income                                      17.1            15.7               20.0
     Nonoperating income                                          0.0             0.1                 nm
                                                           -------------      ----------

           Income  before income taxes and equity in
            income of joint ventures                             17.1            15.8               19.4

     Income taxes                                                 6.2             5.8               17.0
     Equity in income of joint ventures                           1.7             2.0               (6.4)
                                                           -------------      ----------
     Net income                                                  12.6  %         12.0  %            15.9  %
                                                           =============      ==========

nm = not meaningful

Revenues
     Total revenues increased $23.4 million, or 10.3%, during the three months ended March 31, 2003, compared to the same period in 2002. Excluding reimbursable items, revenues increased $22.1 million, or 12.9%, during the three months ended March 31, 2003, compared to the same periods in 2002. TSYS' revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean and Europe. The Company currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Net, and in the United States through its joint venture, Vital Processing Services L.L.C. (Vital).

Electronic Payment Processing Services
     Revenues from electronic payment processing services increased $24.7 million, or 17.2%, for the three months ended March 31, 2003, compared to the same period in 2002. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

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

     Processing contracts with large clients, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients. Consolidation in either the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS' financial condition, results of operations and cash flows in the future.

     The Company provides services to its clients including processing consumer, retail and commercial cards, as well as student loan processing. Consumer cards include Visa and MasterCard credit and debit cards as well as American Express and stored value cards. Integrated payment accounts on file consist mainly of student loan processing accounts. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. The following table summarizes TSYS' accounts on file (AOF) by portfolio type:

     AOF by Type                                  March 31, 2003                March 31, 2002
     -----------------------------------    ----------------------------    ------------------------
     (in millions)                              AOF             %               AOF          %             % Change
                                            ------------- --------------    ------------ -----------    -----------------
     Consumer                                      152.6           60.0           126.8        55.3               20.4
     Integrated Payments                             6.2            2.5               -            -                na
     Retail                                         74.7           29.4            83.9        36.6              (10.9)
     Commercial                                     20.7            8.1            18.5          8.1              11.7
     -----------------------------------    ------------- --------------    ------------ -----------
         Total                                     254.2          100.0           229.2       100.0               10.9
                                            ============= ==============    ============ ===========

     Average cardholder accounts on file for the three months ended March 31, 2003 were 252.2 million, an increase of approximately 12.4% over the average of
224.3 million for the same period in 2002. Cardholder accounts on file at March 31, 2003 were 254.2 million, a 10.9% increase compared to the 229.2 million accounts on file at March 31, 2002. The change in cardholder accounts on file from March 2002 to March 2003 included the deconversion and purging of 9.3 million accounts, the addition of approximately 20.4 million accounts attributable to the internal growth of existing clients, and approximately 13.9 million accounts for new clients.

     TSYS expects to continue expanding its market share in the consumer, retail and commercial card arenas. The Company's future growth is dependent upon new clients, international expansion and continued internal growth of clients' portfolios.

     In April 2002, the Company announced that it had entered into a five-year agreement with Accenture valued in excess of $120 million to provide processing services for the U.S. Department of Education. TSYS began processing all student loan originations for the Department of Education on April 26, 2002, and was processing 6.1 million accounts at March 31, 2003. The agreement also involves converting all existing student accounts to TSYS' new stand-alone platform during several phases. The conversion phases are scheduled to be completed in the third quarter of 2003, and TSYS estimates it will be processing a total of 12 million student loan accounts after completion of these conversions.

     TSYS is a major third-party processor of retail cards. Traditional retail card operations are increasing the activity of their card portfolios by converting inactive accounts to Visa/MasterCard consumer cards. TSYS is able to provide its extensive electronic payment processing tools and techniques, as well as value-added functionality, to traditional retail card operations allowing better segmentation and potentially increased profitability for customers. TSYS does not receive as much revenue from retail cards, on a per account basis, as it does for consumer cards because consumer cards traditionally generate more transactions. Retail cards are generally limited to a particular location or retail chain. Consumer cards are widely accepted at numerous retail outlets.

     TSYS' largest retail client has converted approximately 3.5 million accounts of its portfolio from traditional retail accounts to consumer accounts since March 2002. Another retail client has purged approximately 5.4 million inactive retail accounts on file.

     In March, Sears announced that it is evaluating strategic alternatives for the company's private label and MasterCard portfolio. TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 75 million Sears accounts. If Sears does sell its portfolio, TSYS has significant termination provisions embedded within the processing agreement in the event of an early termination without cause. Sears represents less than 10% of TSYS revenues.

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

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS' AOF by area based on the geographic domicile of processing clients:

      AOF by Area                                March 31, 2003               March 31, 2002
      ----------------------------------  ----------------------------------------------------------
      (in millions)                               AOF            %            AOF            %         % Change
                                            ------------- --------------    ------------ -----------   ---------
      Domestic                                   216.8          85.3           201.1        87.8            7.8
      Foreign                                     37.4          14.7            28.1        12.2           33.4
      ----------------------------------  ----------------------------------------------------------
          Total                                  254.2         100.0           229.2       100.0           10.9
                                          ==========================================================

     The Company's electronic payment processing service revenues are also impacted by the use of optional value added products and services of TSYS' processing systems. Value added products and services are optional features each client can choose to subscribe to in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools, such as loyalty programs and bonus rewards. For the three months ended March 31, 2003 and 2002, value added products and services represented 14.1% and 11.4%, or $35.4 million and $26.0 million, of total revenues, respectively. Revenues from value added products and services, which includes some reimbursable items paid to third-party vendors, increased 36.5%, or $9.4 million, for the three months ended March 31, 2003, compared to the same period in 2002.

     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. Under the long term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in mid 2004 (excluding statement and card production services), and then license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. The Company uses the percentage of completion accounting method for its agreement with Bank One and recognizes revenues in proportion to costs incurred. The impact upon 2003 earnings will be slightly positive. The 2004 earnings per share (EPS) contribution from the Bank One agreement is expected to range from $0.03 to $0.04. Beginning in 2005 and continuing thereafter through the payment term of the license, the EPS contribution of the Bank One agreement is expected to exceed $0.04 on an annual basis.

Other Services
     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services decreased $2.6 million, or 9.4%, in the first quarter of 2003, compared to the first quarter of 2002. The decline in other services revenues related to a decline in call center and business process management revenues related to decreased business from a client in the subprime credit business and the loss of business of a major airline client.

     On April 28, 2003, TSYS announced the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients. ESC's revenues will be included in other services.

Major Customers
     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended March 31, 2003, the Company had two major customers. The two major customers for the quarter ended March 31, 2003 accounted for approximately 29.9%, or $75.3 million, of total revenues. For the three months ended March 31, 2002, TSYS had two major customers that accounted for 34.0%, or $77.5 million, of total revenues. The loss of one of the Company's major customers, or other significant clients, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Reimbursable Items
     Reimbursable items increased $1.4 million, or 2.4%, for the three months ended March 31, 2003, as compared to the same period last year. The majority of reimbursable items relates to the Company's domestic based clients.

Operating Expenses
     Total expenses increased 8.5% for the three months ended March 31, 2003, compared to the same period in 2002. Excluding reimbursable items, total expenses increased 11.0% for the three months ended March 31, 2003, compared to the same period in 2002. The increases in operating expenses are attributable to changes in each of the expense categories as described below.

     Salaries and other personnel expenses increased $7.4 million, or 10.7%, for the three months ended March 31, 2003, compared to the same period in 2002. The change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits. The average number of employees in the first quarter of 2003 increased to 5,305, which approximates the 5,302 in the same period of 2002. At April 30, 2003 excluding ESC, TSYS had 5,208 full-time and 220 part-time employees.

     Net occupancy and equipment expense increased $7.4 million, or 16.7%, for the three months ended March 31, 2003 over the same period in 2002. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $1.6 million in the first quarter of 2003, compared to the same period of 2002. Depreciation and software amortization increased $4.8 million during the three months ended March 31, 2003, compared to the same period in 2002. The increase in depreciation and amortization is the result of the amortization of additional software licenses acquired in 2002, as well as, the amortization of developed software placed in service after March 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises such as the Company with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. If the synthetic lease is not restructured, Interpretation No. 46 will require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003. The estimated fair value of the campus buildings and real property at January 1, 2003 was approximately $93.0 million. Consolidation would also require TSYS to consolidate the SPE's results of operations, including depreciation and interest expense. The Company can withdraw from the lease agreement by providing a 60-day written notice.

     On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. The Company has decided to purchase the corporate campus with a combination of cash and debt financing through Synovus. The purchase is expected to take place at the end of the second quarter of 2003. As a result of the purchase, net occupancy and equipment expense will increase approximately $2.6 million annually for depreciation of the building and related equipment.

     Other operating expenses for the first quarter of 2003 increased $137,000 as compared to the same period in 2002. Other operating expenses include, among other things, charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.

Operating Income
     Operating income increased 20.0% for the three months ended March 31, 2003, over the same period in 2002. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues. The Company's operating profit margin for the first quarter of 2003 was 17.1%, compared to 15.7% for the same period last year. Excluding reimbursable items, the Company's operating profit margin for the three months ended March 31, 2003 was 22.4%, compared to 21.1% for the three months ended March 31, 2002. The Company's focus on expense control was the main reason for the improved margin.

Nonoperating Income
     Interest income, net, includes interest income of $651,000 and $12,000 of interest expense for the first quarter of 2003. During the first quarter of 2002, interest income, net, included interest income of $381,000 and $13,000 of interest expense. The increase in interest income for the three months ending March 31, 2003, as compared to the same period in 2002, was primarily the result of higher cash balances available for investment.

     In July 2002, the Company restructured a portion of its permanent financing of its UK operation as an intercompany loan. The financing requires the unit to repay the financing in US dollars. The functional currency of the European operations is the British Pound Sterling. As the Company translates the European operations statements into US dollars, the translated balance of the financing (liability) is adjusted upwards or downwards to match the US-dollar obligation (receivable) on the Company's financial statement. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As a result of the restructuring, the Company recorded a foreign currency translation loss on the Company's financing with its European operations during the first quarter of 2003. The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The majority of the translation loss of $626,000 for the first quarter of 2003 relates to the intercompany loan. The balance of the financing at March 31, 2003 was approximately $8.4 million.

     As a result of the restructuring of a portion of its UK investment, the Company has a greater exposure to currency risk. The Company is exploring potential hedging instruments to safeguard it from significant currency translation risks.

Income Taxes
     TSYS' effective income tax rate for the three months ended March 31, 2003 was 32.8%, compared to 32.6% for the same period in 2002. The calculation of the effective tax rate includes minority interest in consolidated subsidiary's net income and equity earnings of joint ventures in pretax income. The Company expects its effective income tax rate for 2003 to be approximately 33-34%.

Equity in Income of Joint Ventures
     TSYS' share of income from its equity in joint ventures was $4.2 million and $4.5 million for the first quarters of 2003 and 2002, respectively. The decrease for the quarter is attributable mainly to the decrease in Vital's operating results as a result of pricing compression.

Vital Processing Services L.L.C.
     Vital, a limited liability company, is a merchant processing joint venture of TSYS and Visa U.S.A. ("VISA"). The Company is a leader in providing integrated end-to-end electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Vital processes all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments. The Company's unbundled products and services include: authorization and capture of electronic transactions; clearing and settlement of electronic transactions; information reporting services related to electronic transactions; merchant billing services; and point of sale terminal sales and service. Vital's products and services are marketed to merchant acquirers through a direct sales force, which concentrates on developing long-term relationships with existing and prospective clients

     The Company considers Vital to be an integral part of its overall processing operations and an important part of its overall market strategy. Prior to forming the joint venture, TSYS performed back-end merchant processing services for its clients. The revenues and expenses associated with merchant processing were included in operating profits. In the ordinary course of business, TSYS, which still owns the merchant processing software, provides back-end processing services to Vital. For the three months ended March 31, 2003 and 2002, TSYS generated $5.8 million and $5.4 million of revenue from Vital, respectively. During the three months ended March 31, 2003, the Company's equity in income of joint ventures related to Vital was $3.9 million, a 6.7% decrease, or $285,000, compared to $4.2 million for the same period last year.

     The following is a summary of Vital's consolidated statements of income for the three months ended March 31, 2003 and 2002:

                                                2003              2002
                                          ---------------    -------------
         Revenues                             $ 62,619           59,675
         Operating income                        8,498            8,723
         Net income                              8,636            8,886

     Vital provides products and services through its merchant services offerings. Vital's revenues are primarily generated from charges based on: the number of transactions processed; the number of merchant accounts on its systems; the number of reports provided (electronic and paper) to acquirers and merchants; and the sale and service of point of sale terminal equipment. Revenues generated by these activities depend upon a number of factors, such as demand for and price of Vital's services, the technological competitiveness of its product offerings, Vital's reputation for providing timely and reliable service, competition within the industry, and general economic conditions.

     Processing contracts with large clients, representing a significant portion of Vital's total revenues, generally provide for discounts on certain services based on the volume of transactions processed by the client. Transaction volumes are influenced by both the number and type of merchants. The growth or loss of merchants impacts the results of operations from period to period. Vital's operating results may also be significantly impacted by a customer selling all or a portion of its merchant acquiring business. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in revenues being concentrated in a smaller number of clients.

     Vital's revenues increased $2.9 million, or 4.9%, for the first three months of 2003, compared to the first three months of 2002. The increase in 2003 over 2002 was primarily the result of increases in: the number of transactions processed (net of price reductions to certain customers); debit network transaction fees charged to customers and revenues associated with the Company's terminal deployment business.

     Vital's major expense items include salaries and other personnel expense and equipment expense. Salaries and other personnel expense, a significant portion of Vital's operating expenses, consists of the cost of personnel who develop and maintain processing applications, operate computer networks and provide customer support; wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management.

     Other expenses consist primarily of the cost of network telecommunications capability; transaction processing systems including depreciation and amortization, maintenance and other system costs; third party service providers including TSYS and VISA; and terminal equipment cost of sales.

     Vital's cost of services increased $2.8 million, or 9.0% in 2003, compared to 2002. The increase was primarily a result of increases in: the cost of fees charged by debit network providers; the cost of telecommunication and other third party service providers as a result of increased transaction volumes and terminal equipment cost of sales as a result of increased terminal sales.

     Vital has agreements with both TSYS and VISA to provide key services related to its business. Vital is dependent on both TSYS and VISA to perform on their obligations under these agreements. Vital's results of operation could be significantly impacted by material changes in the terms and conditions of the agreements with TSYS and VISA, changes in performance standards and the financial condition of both TSYS and VISA.

     Vital, as a limited liability company, is treated similar to a partnership for income tax purposes. As a result, no provision for current or deferred income taxes has been made in Vital's financial statements. Vital's taxable income or loss is reportable on the tax returns of its owners based on their proportionate interest in Vital.

TSYS de Mexico
     In 1993, the Company reached an agreement to form a joint venture with a number of Mexican banks and recorded, and continues to record, its 49% ownership in the joint venture using the equity method of accounting. The operation, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), provided credit card related processing for the joint venture member banks and others. Recently, several joint venture participants have been acquired and have discontinued processing services with TSYS de Mexico. This consolidation has resulted in TSYS de Mexico having joint venture participants that are not also processing clients of the joint venture. In order to address this issue, during 2001, TSYS and its TSYS de Mexico joint venture participants agreed to separate the electronic payment processing services that TSYS de Mexico previously outsourced to TSYS from the primary services provided directly by the joint venture to its clients. The joint venture will continue to print statements and provide card-issuing support services to the joint venture clients. As a result, new processing agreements were negotiated between the Mexican bank clients of the joint venture and TSYS.

     The joint venture will continue to share the profits among the joint venture participants from the services which the joint venture continues to provide. TSYS' ownership percentage continues to be 49% of the joint venture, and TSYS uses the equity method of accounting because it does not control the operations of the joint venture. The net effect of the restructuring has been minimal and is resulting in a decrease in equity in income of joint ventures while TSYS' electronic payment processing revenues and operating expenses increase. During the three months ended March 31, 2003, the Company's equity in income of joint ventures related to TSYS de Mexico was $246,000, a 0.8% decrease, or $1,000, compared to $247,000 for the same period last year. Electronic payment processing revenues from clients based in Mexico was $8.0 million for the first quarter ended March 31, 2003, a 32.6% increase over the $6.0 million for the first quarter ended March 31, 2002. The increase in revenues is attributable to increased account on file growth of approximately 27.9%.

     The Company was notified by its largest client in Mexico that it intends to utilize its internal global platform and did not renew its processing agreement with TSYS when it expired in the first quarter of 2003. However, the client has indicated that the deconversion may be delayed until the third quarter of 2003. This client in Mexico represents approximately 56% of TSYS' revenues from Mexico. As a result, management expects that electronic payment processing revenues for 2003 from Mexico will decrease when compared to electronic payment processing revenues from Mexico for 2002.

     As a result of the restructuring of its joint venture agreement, TSYS agreed to pay TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $196,000 and $222,000 for the three months ended March 31, 2003 and 2002, respectively.

Net Income
     Net income for the three months ended March 31, 2003 increased 15.9% to $31.7 million, or basic and diluted earnings per share of $0.16, compared to $27.4 million, or basic and diluted earnings per share of $0.14, for the same period in 2002. The Company's net profit margin for the first quarter of 2003 was 12.6%, compared to 12.0% for the same period last year. Excluding reimbursable items, the Company's net profit margin for the first quarter of 2003 was 16.5%, compared to 16.0% for the three months ended March 31, 2002.

Projected Outlook for 2003
     TSYS expects its 2003 net income to exceed its 2002 net income by 12-15%. The assumptions underlying 2003's net income forecast are an increase in revenues (excluding reimbursables) between 9-10%, an internal growth rate of accounts on file of existing clients of approximately 11% and a continued focus on expense management.

Liquidity and Capital Resources
     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the occasional use of borrowed funds to supplement financing of capital expenditures.

Cash Flows From Operating Activities
     TSYS' main source of funds is derived from operating activities, specifically net income. During the three months ended March 31, 2003, the Company generated $60.8 million in cash from operating activities compared to $49.4 million for the same period last year.

     During the quarter, the Company made a cash payment for employee benefits accrued in 2002. Historically, these employee benefit payments were made in the first quarter of each year for the amounts accrued for in the preceding year. In 2002, the payment was not made until April 2002.

     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, the Company received a $30 million payment from Bank One, which is included in Billings in Excess of Costs on Uncompleted Contracts on the balance sheet, and is recognizing this payment in revenues in proportion to the costs incurred.

Cash Flows From Investing Activities
     The major uses of cash generated from operations have been the internal development and purchase of computer software, the addition of property and equipment, primarily computer equipment, and investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $29.3 million in cash for investing activities for the three months ended March 31, 2003, compared to $25.0 million for the three months ended March 31, 2002.

Property and Equipment
     Capital expenditures for property and equipment for the first three months of 2003 were $5.1 million, compared to $2.8 million during the same period last year.

Computer Software
     The Company added $15.5 million and $15.9 million in additions to computer software. The additions for both periods include purchased computer software and developed computer software as further described below.

Purchased Computer Software
     Expenditures for purchased computer software were $11.5 million for the three months ended March 31, 2003, compared to $5.8 million for the same period in 2002. These additions relate to site licenses for mainframe processing systems.

Software Development Costs
     Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $4.0 million for the three month period ending March 31, 2003, compared to $10.1 million for the same period in 2002.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." During the three months ended March 31, 2003, the Company capitalized $400,000. The Company has capitalized a total of $9.9 million since the project began. The Company completed the core double-byte architecture during the second quarter of 2002. The Company is currently in the testing phase with the double-byte project.

     The Company developed a new commercial card system, which was built upon the architectural design of TS2. The new system provides enhanced reporting multi-languages/currencies, and global commercial card processing for multinational corporations on a single platform. The Company capitalized a total of $36.9 million. The Company placed the new system in service in late 2002.

     The Company is developing its Integrated Payments Platform supporting the online and offline debit and stored value markets, giving clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company capitalized approximately $243,000 for the three months ended March 31, 2003 on these additional systems. The Company has capitalized a total of $7.1 million since the project began. The Company expects to complete the system in phases. Phase 1 is expected to be completed by the end of the second quarter of 2003.

     The Company continues to develop TSYS ProphIT(SM), a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT is being offered to TSYS' existing clients. Continued development of TSYS ProphIT will add increased and enhanced functionality to the core platform. The Company capitalized approximately $3.3 million for the three months ended March 31, 2003 on TSYS ProphIT. The Company has capitalized a total of $18.6 million since the project began. The development of TSYS ProphIT will be completed as the software is enhanced for additional features.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $8.8 million for the three months ended March 31, 2003, and $9.2 million for the months ended March 31, 2002. Cash payments for processing rights were $3.0 million and $6.5 million for the three months ended March 31, 2003 and 2002, respectively. Conversion cost additions were $5.8 million and $2.7 million for the three months ended March 31, 2003 and 2002, respectively.

Cash Flows From Financing Activities
     The Company's main use of cash in financing activities is the payment of dividends. The Company has paid a dividend for 54 consecutive quarters. Dividends on common stock of $3.4 million were paid in the first quarter of 2003. On April 17, 2003, the Company announced a 14.3% increase in its quarterly dividend from $0.0175 to $0.0200 per share. On April 18, 2002, the Company announced a 16.7% increase in its quarterly dividend from $0.0150 to $0.0175 per share.

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

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. The terms of this lease financing arrangement require, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE's debt. The payments under the operating lease arrangement, which can be locked in for six month intervals, are tied to the London Interbank Offered Rate (LIBOR) plus a margin ranging from 95 basis points to 185 basis points. In the event that LIBOR rates increase, operating expenses could increase proportionately.

     If the synthetic lease is not restructured, Interpretation No. 46 will require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003. The estimated fair value of the campus buildings and real property at January 1, 2003 was approximately $93.0 million. Consolidation would also require TSYS to consolidate the SPE's results of operations, including depreciation and interest expense. The Company can withdraw from the lease agreement by providing a 60-day written notice.

     On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. The Company has decided to purchase the corporate campus with a combination of cash and debt financing through Synovus. The purchase is expected to take place at the end of the second quarter of 2003.

Significant Noncash Transaction
     Effective January 1, 2002, TSYS acquired TDM in exchange for 2,175,000 newly issued shares of TSYS common stock with a market value of $43.5 million. TDM now operates as a wholly owned subsidiary of TSYS. This transaction increased Synovus' ownership of TSYS to 81.1% in 2002.

     On October 15, 2002 the board of directors of TSYS approved the purchase of ProCard, Inc. (ProCard) from Synovus for $30.0 million in cash. On November 1, 2002, TSYS completed the acquisition. ProCard is a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard's software solutions have been integrated into TSYS' processing solutions and offer TSYS the opportunity to further expand its services to ProCard's clients.

     Because the acquisition of ProCard was a transaction between entities under common control, the Company is reflecting the acquisition at historical cost in accordance with SFAS 141. In accordance with the provisions of SFAS 141, TSYS restated its financial statements for the periods that Synovus controlled both ProCard and TSYS.

Subsequent Event
     On April 15, 2003, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares may be purchased from time to time over the next two years at prices considered attractive to management. Repurchased shares will be used for general corporate purposes. Through May 13, 2003, the Company purchased 428,000 shares at an average cost of $18.29 per share.

     On April 28, 2003, TSYS announced the acquisition of ESC for $36.0 million in cash. The Company is in the process of completing the purchase price allocation and has preliminarily allocated approximately $24.5 million to goodwill, approximately $8.2 million to intangibles and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients.

Foreign Exchange
     TSYS operates internationally and is subject to potentially adverse movements in foreign currency exchange rates. Since December 2000, TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes.

     In July 2002, the Company restructured a portion of its permanent financing of its UK operation as an intercompany loan. The financing requires the unit to repay the financing in US dollars. The functional currency of the European operations is the British Pound Sterling. As the Company translates the European operations statements into US dollars, the translated balance of the financing (liability) is adjusted upwards or downwards to match the US-dollar obligation (receivable) on the Company's financial statement. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As a result of the restructuring, the Company recorded a foreign currency translation loss on the Company's financing with its European operations during the first quarter of 2003. The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The majority of the translation loss of $626,000 for the first quarter of 2003 relates to the intercompany loan. The balance of the financing at March 31, 2003 was approximately $8.4 million.

     As a result of the restructuring of a portion of its UK investment, the Company has a greater exposure to currency risk. The Company is exploring potential hedging instruments to safeguard it from significant currency translation risks.

Impact of Inflation
     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.4:1. At March 31, 2003, TSYS had working capital of $174.4 million compared to $152.0 million at December 31, 2002.

Recent Accounting Pronouncements
     In June 2001, the FASB issued Statement No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.

     The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued Statement No. 146 (SFAS 146),"Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has one lease guarantee.

     To assist Vital Processing Services L.L.C. (Vital) in leasing its corporate facility, the Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at March 31, 2003 is $6.3 million. If Vital fails to perform its obligations with regards to the lease, TSYS and Visa will be required to perform in the same manner and to same extent as is required by Vital.

     At the November 21, 2002 Emerging Issues Task Force (EITF) meeting, the Task Force ratified as a consensus the tentative conclusions it reached at the October 25, 2002 EITF meeting regarding Emerging Issues Task Force 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF 00-21 addresses how to account for those arrangements. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made in periods subsequent to the date of initial application of the amount of recognized revenue that was previously included in the cumulative effect adjustment. Management has not yet determined the effect of EITF 00-21 on TSYS' financial position, results of operations and cash flows.

     In December 2002, the FASB issued Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises such as the

Company with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise in the first fiscal year or interim period after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. If the synthetic lease is not restructured, Interpretation No. 46 will require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003. The estimated fair value of the campus buildings and real property at January 1, 2003 was approximately $93.0 million. Consolidation would also require TSYS to consolidate the SPE's results of operations, including depreciation and interest expense. The Company can withdraw from the lease agreement by providing a 60-day written notice.

     On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. The Company has decided to purchase the corporate campus with a combination of cash and debt financing through Synovus. The purchase is expected to take place at the end of the second quarter of 2003.

Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding TSYS' belief with respect to the impact of recent accounting pronouncements on TSYS, belief with respect to potential clients evaluating outsourcing arrangements, expected expansion of its position in the consumer card, retail card and commercial card arenas, expectations with respect to its obligations to perform back-up servicing for Providian being "triggered," expected growth in net income for the year 2003, expected completion dates for new processing systems and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income for 2003; an increase in revenues (excluding reimbursables) between 9-10%; an internal growth rate of accounts of existing clients of approximately 11%; and continued focus on expense management. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive loss for the three months ended March 31, 2003 was $1.2 million, compared to $1.0 million for the three months ended March 31, 2002. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $71.5 million, $3.6 million, $50,000 and $9.3 million, respectively, at March 31, 2003.

     In July 2002, the Company restructured a portion of its permanent financing of its UK operation as an intercompany loan. The financing requires the unit to repay the financing in US dollars. The functional currency of the European operations is the British Pound Sterling. As the Company translates the European operations statements into US dollars, the translated balance of the financing (liability) is adjusted upwards or downwards to match the US-dollar obligation (receivable) on the Company's financial statement. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As a result of the restructuring, the Company recorded a foreign currency translation loss on the Company's financing with its European operations during the first quarter of 2003. The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The majority of the translation loss of $626,000 for the first quarter of 2003 relates to the intercompany loan. The balance of the financing at March 31, 2003 was approximately $8.4 million.

     Currently, there are no regularly scheduled payments under the financing arrangement, although the balance is expected to be repaid over time. The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the British Pound Sterling and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 points based on the intercompany loan balance at March 31, 2003.

                                            --------------------------------------------------------------------------------
                                                                     Effect of Basis Point Change
                                            --------------------------------------------------------------------------------
                                                    Increase in basis point of              Decrease in basis point of
                                            -------------- ------------- -------------- ----------- ------------ -----------
                                                 100            500          1,000          100         500         1,000
                                            -------------- ------------- -------------- ----------- ------------ -----------
Effect on income before income taxes    $        (84,000)     (418,000)      (836,000)      84,000      418,000     836,000
                                            -------------- ------------- -------------- ----------- ------------ -----------

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

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. If the synthetic lease is not restructured, Interpretation No. 46 will require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003. The estimated fair value of the campus buildings and real property at January 1, 2003 was approximately $93.0 million. Consolidation would also require TSYS to consolidate the SPE's results of operations, including depreciation and interest expense. The Company can withdraw from the lease agreement by providing a 60-day written notice.

     On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. The Company has decided to purchase the corporate campus with a combination of cash and debt financing through Synovus. The purchase is expected to take place at the end of the second quarter of 2003.

Concentration of Credit Risk
     TSYS works to maintain a large and diverse client base across various industries to minimize the credit risk of any one client to TSYS' accounts receivable amounts. In addition, TSYS performs ongoing credit evaluations of its certain clients' and certain suppliers' financial condition. TSYS does, however, have two major customers that account for a large portion of its revenues, which subject it to credit risk.

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

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

       a) Exhibits

         Exhibit Number          Description
         ---------------------   ----------------------------------------------
                 99.1            Certification of Chief Executive Officer
                                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 99.2            Certification of Chief Financial Officer
                                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       b) Forms 8-K filed since the previous Form 10-K filing.

              1. The report dated March 3, 2003 included the following important event:

                    On March 3, 2003, Total System Services, Inc. ("Registrant") issued a press release with respect to its execution of a processing/license agreement with Bank One Corporation.

             2. The report dated March 4, 2003 included the following important event:

                    On March 4, 2003, Total System Services, Inc. issued a press release with respect to the projected earnings per share impact of its recently announced processing services and software agreement with Bank One Corporation and with respect to its reaffirmation of its net income projection for 2003.

             3. The report dated April 15, 2003 included the following important event:

                    On April 15, 2003, Total System Services, Inc. ("Registrant") issued a press release and held an investor call and webcast to disclose financial results for the first quarter 2003 earnings.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TOTAL SYSTEM SERVICES, INC.

 Date:  May 14, 2003                          by:  /s/ Richard W. Ussery
                                              ---------------------------
                                                   Richard W. Ussery
                                                   Chairman of the Board
                                                    and Chief Executive Officer

 Date:  May 14, 2003                          by:  /s/ James B. Lipham
                                              ---------------------------
                                                   James B. Lipham
                                                   Chief Financial Officer

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


Date: May 14, 2003
                                                      /s/ Richard W. Ussery
                                                      Richard W. Ussery
                                                      Chief Executive Officer

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

Date: May 14, 2003
                                                      /s/ James B. Lipham
                                                      -------------------------
                                                      James B. Lipham
                                                      Chief Financial Officer

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