Form 10-Q
period 2003-06-30
TOTAL SYSTEM SERVICES INC
filed 2003-08-12
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:            June 30, 2003

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

                                  T|SYS| LOGO
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
CLASS                                       OUTSTANDING AS OF: August 12, 2003
-------------------------------------       -----------------------------------
Common Stock, $.10 par value                           196,777,820

                                  T|SYS| LOGO
                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                                                                  Page
                                                                                                                 Number
                                                                                                                 ------
Part I. Financial Information
  Item 1. Financial Statements

    Consolidated Balance Sheets (unaudited) - June 30, 2003 and December 31, 2002 ..............................    3

    Consolidated Statements of Income (unaudited) - Three and six months ended June 30, 2003 and 2002 ..........    5

    Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2003 and 2002 ................    7

    Notes to Unaudited Consolidated Financial Statements .......................................................    9

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...........................................................................................   19

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........................................   45

  Item 4. Management's Analysis of Disclosure Controls and Procedures ..........................................   47

Part II. Other Information
  Item 4.  Submission of Matters to a Vote of Security Holders .................................................   48

  Item 6. Exhibits and Reports on Form 8-K .....................................................................   49

Signatures .....................................................................................................   50

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,            December 31,
                                                                                                  2003                  2002
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $5.5 million and $85.7 million on
     deposit with a related party at 2003 and 2002, respectively)                    $         48,175,270           109,171,206
  Restricted cash (includes $8.9 million and $4.0 million on deposit with
     a related party at 2003 and 2002, respectively)                                            8,942,822             4,035,052
  Accounts receivable, net of allowance for doubtful accounts and billing adjustments of  $7.4 million and $8.0 million at 2003 and 2002,
     respectively                                                                             137,679,005           121,439,387
  Deferred income tax assets                                                                   10,128,318             8,785,539
  Prepaid expenses and other current assets                                                    27,139,434            22,547,590
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                    232,064,849           265,978,774
Property and equipment, less accumulated depreciation and amortization of
  $125.3 million and $127.8 million at 2003 and 2002, respectively                            218,950,001           120,835,260
Computer software, less accumulated amortization of $172.6 million and $149.6
  million at 2003 and 2002, respectively                                                      204,971,145           200,297,026
Contract acquisition costs                                                                    129,433,972           123,728,968
Equity investments, net                                                                        57,867,209            54,181,246
Goodwill, net                                                                                  29,611,695             3,619,178
Other assets                                                                                   20,048,073            14,227,058
----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $         892,946,944           782,867,510
                                                                                     ============================================

                           TOTAL SYSTEM SERVICES, INC.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,            December 31,
                                                                                                  2003                  2002
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $          17,457,940            10,365,836
  Accrued salaries and employee benefits                                                       24,177,980            43,314,882
  Current portion of long-term debt and obligations under capital leases                          293,994                68,110
  Billings in excess of costs on uncompleted contracts                                         28,472,591                     -
  Other current liabilities (includes $3.3 million and $2.9 million payable to
     related parties at 2003 and 2002, respectively)                                           70,511,274            60,232,889
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                               140,913,779           113,981,717
Long-term debt and obligations under capital leases, excluding current portion
  (includes $20.2 million payable to a related party at 2003)                                  20,548,133                67,354
Other accounts payable                                                                            187,500               562,500
Deferred income tax liabilities                                                                74,601,683            63,306,186
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                       236,251,095           177,917,757
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                                    3,013,021             2,743,863
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000,000 shares; 197,254,087 and 197,254,087 issued at 2003 and 2002, respectively; 196,577,820 and
    197,049,470 outstanding at 2003 and 2002, respectively                                     19,725,409            19,725,409
  Additional paid-in capital                                                                   35,103,615            35,143,089
  Accumulated other comprehensive income                                                        2,675,997             1,052,897
  Treasury stock                                                                              (12,086,795)           (3,316,703)
  Retained earnings                                                                           608,264,602           549,601,198
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               653,682,828           602,205,890
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $         892,946,944           782,867,510
                                                                                     ============================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                                 2003                  2002
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $4.4 million and $4.8
       million from related parties for 2003 and 2002, respectively)                     $        177,305,600          153,578,171
    Other services (includes $1.8 million and $1.7 million from related parties
       for 2003 and 2002, respectively)                                                            25,755,106           27,986,697
                                                                                         ------------------------------------------
         Revenues before reimbursable items                                                       203,060,706          181,564,868
    Reimbursable items (includes $2.2 million and $2.9 million from related parties
     for 2003 and 2002, respectively)                                                              54,637,703           60,040,871
                                                                                         ------------------------------------------
         Total revenues                                                                           257,698,409          241,605,739
                                                                                         ------------------------------------------
Expenses:
    Salaries and other personnel expense                                                           83,599,736           73,588,309
    Net occupancy and equipment expense                                                            50,407,026           41,718,384
    Other operating expenses (includes $2.2 million and $2.2 million to related
      parties for 2003 and 2002, respectively)                                                     24,312,057           27,984,461
    Gain on disposal of equipment, net                                                                (13,860)                (252)
                                                                                         ------------------------------------------
         Expenses before reimbursable items                                                       158,304,959          143,290,902
    Reimbursable items                                                                             54,637,703           60,040,871
                                                                                         ------------------------------------------
         Total expenses                                                                           212,942,662          203,331,773
                                                                                         ------------------------------------------
         Operating income                                                                          44,755,747           38,273,966
                                                                                         ------------------------------------------
Nonoperating income (expense):
    Interest income, net (includes $255,000 and $239,000 from related parties for
      2003 and 2002, respectively)                                                                 1,213,082               988,823
    Gain on foreign currency translation, net                                                      1,787,791               185,648
                                                                                         ------------------------------------------
         Total nonoperating income (expense)                                                       3,000,873             1,174,471
                                                                                         ------------------------------------------
    Income before income taxes, minority interest and equity in income
       of joint ventures                                                                          47,756,620            39,448,437
Income taxes                                                                                      18,107,800            14,153,870
Minority interest in consolidated subsidiary's net income                                           (142,167)              (46,744)
Equity in income of joint ventures                                                                 4,800,344             4,904,417
                                                                                         ------------------------------------------
      Net income                                                                        $         34,306,997            30,152,240
                                                                                         ==========================================
      Basic earnings per share                                                          $               0.17                  0.15
                                                                                         ==========================================
      Diluted earnings per share                                                        $               0.17                  0.15
                                                                                         ==========================================

      Weighted average common shares outstanding                                                  196,703,341          197,003,560
      Increase due to assumed issuance of shares related to stock options outstanding                 504,355              687,234
                                                                                         ------------------------------------------
      Weighted average common and common equivalent shares outstanding                            197,207,696          197,690,794
                                                                                         ==========================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                                 2003                  2002
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $8.9 million and $9.0 million
      from related parties for 2003 and 2002, respectively)                              $        345,131,988          296,735,398
    Other services (includes $3.3 million and $3.4 million from related parties
      for 2003 and 2002, respectively)                                                             50,807,759           55,645,131
                                                                                         ------------------------------------------
         Revenues before reimbursable items                                                       395,939,747          352,380,529
    Reimbursable items (includes $4.7 million and $4.9 million from related parties
     for 2003 and 2002, respectively)                                                             113,111,816          117,148,216
                                                                                         ------------------------------------------
         Total revenues                                                                           509,051,563          469,528,745
                                                                                         ------------------------------------------
Expenses:
    Salaries and other personnel expense                                                          159,696,112          142,320,355
    Net occupancy and equipment expense                                                           102,026,826           85,948,531
    Other operating expenses (includes $4.5 million and $4.4 million to related
      parties for 2003 and 2002, respectively)                                                     46,328,584           49,864,380
    (Gain) loss on disposal of equipment, net                                                         (35,389)               1,593
                                                                                         ------------------------------------------
         Expenses before reimbursable items                                                       308,016,133          278,134,859
    Reimbursable items                                                                            113,111,816          117,148,216
                                                                                         ------------------------------------------
         Total expenses                                                                           421,127,949          395,283,075
                                                                                         ------------------------------------------
         Operating income                                                                          87,923,614           74,245,670
                                                                                         ------------------------------------------
Nonoperating income (expense):
    Interest income, net (includes $485,000 and $461,000 from related parties for
     2003 and 2002, respectively)                                                                  1,851,373             1,357,026
    Gain on foreign currency translation, net                                                      1,161,602                (3,580)
                                                                                         ------------------------------------------
         Total nonoperating income (expense)                                                       3,012,975             1,353,446
                                                                                         ------------------------------------------
    Income before income taxes, minority interest and equity in income
       of joint ventures                                                                          90,936,589            75,599,116
Income taxes                                                                                      33,622,119            27,410,613
Minority interest in consolidated subsidiary's net income                                           (259,775)              (32,818)
Equity in income of joint ventures                                                                 8,988,294             9,378,092
                                                                                         ------------------------------------------
      Net income                                                                        $         66,042,989            57,533,777
                                                                                         ==========================================
      Basic earnings per share                                                          $               0.34                  0.29
                                                                                         ==========================================
      Diluted earnings per share                                                        $               0.33                  0.29
                                                                                         ==========================================

      Weighted average common shares outstanding                                                  196,875,450          196,983,384
      Increase due to assumed issuance of shares related to stock options outstanding                 367,050              752,343
                                                                                         ------------------------------------------
      Weighted average common and common equivalent shares outstanding                            197,242,500          197,735,727
                                                                                         ==========================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                                    2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                                          $         66,042,989          57,533,777
       Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest in consolidated subsidiary's net income                                   259,775              32,818
         (Gain) loss on foreign currency translation, net                                         (1,161,602)              3,580
         Equity in income of joint ventures                                                       (8,988,294)         (9,378,092)
         Depreciation and amortization                                                            45,597,579          34,760,724
         Charges for bad debt and billing adjustments                                                (97,048)          4,827,845
         Charges for transaction processing                                                        2,163,863           6,914,710
         Deferred income tax expense                                                               8,177,577           4,973,482
         (Gain) loss on disposal of equipment, net                                                   (35,389)              1,593
    (Increase) decrease in:
       Accounts receivable                                                                       (11,335,359)        (11,209,208)
       Prepaid expenses and other assets                                                          (2,051,339)          2,985,626
    Increase (decrease) in:
       Accounts payable                                                                            4,596,774         (12,239,959)
       Accrued salaries and employee benefits                                                    (19,179,469)        (19,579,529)
       Billings in excess of costs on uncompleted contracts                                       28,472,591                   -
       Other current liabilities                                                                  (1,798,404)         16,504,796
                                                                                         ------------------------------------------
           Net cash provided by operating activities                                             110,664,244          76,132,163
                                                                                         ------------------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                          (107,431,941)         (7,815,326)
    Additions to computer software                                                               (29,032,897)        (35,643,850)
    Proceeds from disposal of equipment                                                               66,043               8,180
    Cash acquired in acquisition                                                                   4,442,163           2,858,384
    Cash used in acquisition                                                                     (36,000,000)                  -
    Dividends received from joint ventures                                                         5,277,523          17,855,119
    Increase in contract acquisition costs                                                       (13,378,765)        (27,683,763)
                                                                                         ------------------------------------------
           Net cash used in investing activities                                                (176,057,874)        (50,421,256)
                                                                                         ------------------------------------------

                           TOTAL SYSTEM SERVICES, INC.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Six months ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                                     2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Purchase of common stock                                                                      (9,485,289)                  -
    Proceeds from issuance of long-term debt                                                      20,233,983                   -
    Principal payments on capital lease obligations                                                  (52,168)            (50,232)
    Dividends paid on common stock                                                                (6,896,740)         (5,875,326)
    Proceeds from exercise of stock options                                                          636,797             204,550
                                                                                         ------------------------------------------
           Net cash provided by (used in) financing activities                                     4,436,583          (5,721,008)
                                                                                         ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                         (38,889)         (1,614,638)
                                                                                         ------------------------------------------
           Net (decrease) increase in cash and cash equivalents                         $        (60,995,936)         18,375,261
Cash and cash equivalents at beginning of year                                                   109,171,206          58,658,500
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                              $         48,175,270          77,033,761
                                                                                         ==========================================
    Cash paid for interest                                                              $             29,664              20,475
                                                                                         ==========================================
    Cash paid for income taxes (net of refunds received)                                $         25,905,862          11,506,407
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


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R)(TSYS(R) and the Company); its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TCI), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Japan Co., Ltd. (Japan Co.), Enhancement Services Corporation (ESC) and TSYS Technology Center, Inc.
(TTC);  and its majority owned foreign  subsidiary,  GP Network  Corporation (GP
Net). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's 2002 annual report previously filed on Form 10-K.

Note 2 - Supplementary Balance Sheet Information

     Cash and cash equivalent balances are summarized as follows:

                                                                  June 30, 2003              December 31, 2002
                                                            --------------------------   --------------------------
        Cash and cash equivalents in domestic accounts     $             10,075,569     $             84,462,671
        Cash and cash equivalents in foreign accounts                    38,099,701                   24,708,535
                                                            --------------------------   --------------------------
            Total                                          $             48,175,270     $            109,171,206
                                                            ==========================   ==========================


     The Company maintains accounts outside the United States denominated in U.S. dollars, Euros, British Pounds Sterling, Canadian dollars and Japanese Yen.

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                                                   June 30, 2003              December 31, 2002
                                                              -------------------------   ---------------------------
          Prepaid expenses                                   $            10,869,937     $               8,228,801
          Other                                                           16,269,497                    14,318,789
                                                              -------------------------   ---------------------------
              Total                                          $            27,139,434     $              22,547,590
                                                              =========================   ===========================

     Significant components of contract acquisition costs are summarized as follows:

                                                                   June 30, 2003              December 31, 2002
                                                              -------------------------   ---------------------------
          Payments for processing rights, net                $            87,645,940     $              89,740,749
          Conversion costs, net                                           41,788,032                    33,988,219
                                                              -------------------------   ---------------------------
              Total                                          $           129,433,972     $             123,728,968
                                                              =========================   ===========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.4 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively. Amortization related to payments for processing rights was $6.3 million and $5.0 million for the six months ended June 30, 2003 and 2002, respectively.

     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $1.5 million and $799,000 for the three months ended June 30, 2003 and 2002, respectively. Amortization expense related to conversion costs, which is recorded in other operating expenses, was $2.8 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively.

     Significant components of other current liabilities are summarized as follows:

                                                                   June 30, 2003               December 31, 2002
                                                              -------------------------   -----------------------------
           Accrued expenses                                  $            21,315,447     $                16,590,984
           Customer postage deposits                                      12,966,514                      16,054,531
           Deferred revenues                                              11,687,886                       8,554,131
           Client liabilities                                              8,711,518                       3,629,663
           Transaction processing provisions                               5,308,024                       5,347,010
           Dividends payable                                               3,931,556                       3,448,709
           Other                                                           6,590,329                       6,607,861
                                                              -------------------------   -----------------------------
              Total                                          $            70,511,274     $                60,232,889
                                                              =========================   =============================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended June 30 is as follows:

                                                                         2003                         2002
                                                               --------------------------   --------------------------
         Net income                                           $             34,306,997     $             30,152,240
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                 2,784,467                    4,012,931
                                                               --------------------------   --------------------------
         Comprehensive income                                 $             37,091,464     $             34,165,171
                                                               ==========================   ==========================

     Comprehensive income for the six months ended June 30 is as follows:

                                                                         2003                         2002
                                                               --------------------------   --------------------------
         Net income                                           $             66,042,989     $             57,533,777
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                 1,623,100                    3,002,496
                                                               --------------------------   --------------------------
         Comprehensive income                                 $             67,666,089     $             60,536,273
                                                               ==========================   ==========================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

                                     Balance at December 31,       Pretax                                Balance at
                                               2002                amount         Tax effect           June 30, 2003
--------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                             $1,052,897            2,696,025        1,072,925            $2,675,997
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

     Through online accounting and electronic payment processing systems, Total System Services, Inc. provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and the Caribbean. The reportable units are segmented based upon geographic locations. Domestic-based processing services include electronic payment processing services and other services provided from the United States. Domestic-based processing services segment includes the financial results of TSYS, excluding its foreign branch offices, and the following subsidiaries:
CDEC, CPI, TDM, ProCard, ESC and TTC. International-based processing services include electronic payment processing and other services provided outside the United States. International-based processing services include the financial results of TCI, GP Net, Japan Co. and TSYS' branch offices in Europe and Japan.

                                                          Domestic-based           International-based
Operating Segments                                      processing services        processing services               Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
At June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                 $          885,273,008                97,655,200       $           982,928,208
Intersegment eliminations                                      (89,975,234)                   (6,030)                  (89,981,264)
                                                     -----------------------  -------------------------     ------------------------
Total assets                                        $          795,297,774                97,649,170       $           892,946,944
                                                     =======================  =========================     ========================
-------------------------------------------------------------------------------  --------------------------------------------------
At December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                 $          777,509,354                 92,145,647      $           869,655,001
Intersegment eliminations                                      (86,787,491)                         -                  (86,787,491)
                                                     -----------------------  -------------------------     ------------------------
Total assets                                        $          690,721,863                 92,145,647      $           782,867,510
                                                     =======================  =========================     ========================
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                       $          237,848,431                20,484,556       $           258,332,987
Intersegment revenue                                                (1,395)                 (633,183)                     (634,578)
                                                     --------------------------  -------------------------     --------------------
Revenue from external customers                     $          237,847,036                19,851,373       $           257,698,409
                                                     ==========================  =========================     ====================
Depreciation and amortization                       $           20,942,023                 2,553,008       $            23,495,031
                                                     ==========================  =========================     ====================
Segment operating income                            $           41,485,249                 3,270,498       $            44,755,747
                                                     ==========================  =========================     ====================
Income taxes                                        $           16,731,700                 1,376,100       $            18,107,800
                                                     ==========================  =========================     ====================

                                                          Domestic-based           International-based
Operating Segments                                      processing services        processing services               Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Equity in income of joint ventures                  $           4,550,422                   249,922       $             4,800,344
                                                     =======================  =========================     =======================
Net income                                          $          32,181,065                 2,125,932       $            34,306,997
                                                     =======================  =========================     =======================
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                       $         225,483,732                 16,669,193       $          242,152,925
Intersegment revenue                                             (155,714)                  (391,472)                    (547,186)
                                                     -----------------------  -------------------------     -----------------------
Revenue from external customers                     $         225,328,018                 16,277,721       $          241,605,739
                                                     =======================  =========================     =======================
Depreciation and amortization                       $          16,053,179                  2,088,332       $           18,141,511
                                                     =======================  =========================     =======================
Segment operating income                            $          36,863,704                  1,410,262       $           38,273,966
                                                     =======================  =========================     =======================
Income taxes                                        $          13,482,758                    671,112       $           14,153,870
                                                     =======================  =========================     =======================
Equity in income of joint ventures                  $           4,690,640                    213,777       $            4,904,417
                                                     =======================  =========================     =======================
Net income                                          $          29,146,925                  1,005,315       $           30,152,240
                                                     =======================  =========================     =======================

-----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                       $         470,967,776                39,195,258       $           510,163,034
Intersegment revenue                                               (2,790)               (1,108,681)                   (1,111,471)
                                                     ----------------------  -------------------------     ------------------------
Revenue from external customers                     $         470,964,986                38,086,577       $           509,051,563
                                                     ======================  =========================     ========================
Depreciation and amortization                       $          40,548,084                 5,049,495       $            45,597,579
                                                     ======================  =========================     ========================
Segment operating income                            $          82,965,962                 4,957,652       $            87,923,614
                                                     ======================  =========================     ========================
Income taxes                                        $          31,629,444                 1,992,675       $            33,622,119
                                                     ======================  =========================     ========================
Equity in income of joint ventures                  $           8,491,890                   496,404       $             8,988,294
                                                     ======================  =========================     ========================
Net income                                          $          62,987,288                 3,055,701       $            66,042,989
                                                     ======================  =========================     ========================
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                       $         438,882,817                31,742,566       $           470,625,383
Intersegment revenue                                             (307,169)                 (789,469)                   (1,096,638)
                                                     ----------------------  -------------------------     ------------------------
Revenue from external customers                     $         438,575,648                30,953,097       $           469,528,745
                                                     ======================  =========================     ========================
Depreciation and amortization                       $          30,672,404                 4,088,300       $            34,760,724
                                                     ======================  =========================     ========================
Segment operating income                            $          72,643,360                 1,062,310       $            74,245,670
                                                     ======================  =========================     ========================
Income taxes                                        $          26,633,918                   776,695       $            27,410,613
                                                     ======================  =========================     ========================
Equity in income of joint ventures                  $           8,917,081                   461,011       $             9,378,092
                                                     ======================  =========================     ========================
Net income                                          $          56,560,706                   973,071       $            57,533,777
                                                     ======================  =========================     ========================

     Revenues for domestic-based processing services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues from international-based processing services include electronic payment processing and other services provided outside the United States to clients domiciled outside the United States.

     The following geographic area data represent revenues for the three and six months ended June 30, 2003 and 2002, respectively, based on the domicile of customers.

                                      Three Months Ended June 30,                   Six Months Ended June 30,
                              -------------------------------------------- --------------------------------------------
(Dollars in millions)                      2003                 2002                     2003               2002
----------------------------- ---- ------------------- --------------------- -- ---------------------- --------------
United States                   $              209.0                 206.7                     417.6          403.3
Canada                                          19.1                  11.0                      35.1           21.1
Europe                                          16.9                  13.8                      32.4           26.0
Mexico                                           9.1                   7.1                      17.1           13.1
Japan                                            2.9                   2.5                       5.8            4.9
Other                                            0.7                   0.5                       1.1            1.1
                                   ------------------- ---------------------    ---------------------- --------------
    Totals                      $              257.7                 241.6                     509.1          469.5
                                   =================== =====================    ====================== ==============

     The Company maintains property and equipment in the United States, Europe, Canada and Japan. The following geographic area data represent net property and equipment balances by region:

                                                               At June 30,                At December 31,
                   (Dollars in millions)                          2003                          2002
                                                        --------------------------  -----------------------------
                   United States                       $                   191.0                           97.0
                   Europe                                                   25.8                           22.1
                   Japan                                                     2.0                            1.6
                   Canada                                                    0.2                            0.1
                                                        --------------------------  -----------------------------
                       Totals                          $                   219.0                          120.8
                                                        ==========================  =============================

     Major Customers For the three months ended June 30, 2003, the Company had two major customers which accounted for approximately 30.2%, or $77.7 million, of total revenues. For the three months ended June 30, 2002, TSYS had two major customers that accounted for 35.0%, or $82.0 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based processing services segment.

                                                             Three Months Ended June 30,
                                   ---------------------------------------------------------------------------------
                                                        2003                                   2002
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  -------------------------------------
  Customer One                         $        49.2             19.1   %    $          48.0            19.9     %
  Customer Two                                  28.5             11.1                   34.0            14.1
                                        -------------------------------        -------------------------------
      Totals                           $        77.7             30.2   %    $          82.0            35.0     %
                                        ===============================        ===============================

     For the six months ended June 30, 2003, the Company had two major customers which accounted for approximately 30.1%, or $153.0 million, of total revenues. For the six months ended June 30, 2002, TSYS had two major customers that accounted for 33.9%, or $159.5 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based processing services segment.

                                                              Six Months Ended June 30,
                                   ---------------------------------------------------------------------------------
                                                        2003                                   2002
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  -------------------------------------
  Customer One                         $        96.0             18.9   %    $          90.8            19.3     %
  Customer Two                                  57.0             11.2                   68.7            14.6
                                        -------------------------------        -------------------------------
      Totals                           $       153.0             30.1   %    $         159.5            33.9     %
                                        ===============================        ===============================

Note 5 - Stock-Based Compensation

     The Company maintains stock-based compensation plans for purposes of incenting and retaining employees. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," and related Interpretations. Under APB 25, TSYS does not recognize compensation expense for a stock option grant if the exercise price is equal to or greater than the fair market value of the common stock on the grant date. The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.

                                                                     June 30, 2003                 June 30, 2002
                                                               --------------------------   -----------------------------
           Net income, as reported                            $             34,306,997     $                30,152,240
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                            1,221,827                       1,765,285
                                                               --------------------------   -----------------------------
          Net income, as adjusted                             $             33,085,170     $                28,386,955
                                                               ==========================   =============================
          Earnings per share:
             Basic - as reported                              $                   0.17     $                      0.15
                                                               ==========================   =============================
             Basic - as adjusted                              $                   0.17     $                      0.14
                                                               ==========================   =============================
             Diluted - as reported                            $                   0.17     $                      0.15
                                                               ==========================   =============================
             Diluted - as adjusted                            $                   0.17     $                      0.14
                                                               ==========================   =============================

     The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation granted in the form of TSYS and Synovus stock options.

                                                                     June 30, 2003                 June 30, 2002
                                                               --------------------------   -----------------------------
           Net income, as reported                            $             66,042,989     $                57,533,777
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                            2,474,644                       3,241,388
                                                               --------------------------   -----------------------------
          Net income, as adjusted                             $             63,568,345     $                54,292,389
                                                               ==========================   =============================

          Earnings per share:
             Basic - as reported                              $                   0.34     $                      0.29
                                                               ==========================   =============================
             Basic - as adjusted                              $                   0.32     $                      0.28
                                                               ==========================   =============================
             Diluted - as reported                            $                   0.33     $                      0.29
                                                               ==========================   =============================
             Diluted - as adjusted                            $                   0.32     $                      0.27
                                                               ==========================   =============================

Note 6 - Long-Term Debt

     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes the covenants requiring the Company to maintain certain minimum financial ratios. At June 30, 2003, TSYS had a draw of $20.2 million on the line of credit.

Note 7 - Supplementary Cash Flow Information

     Cash flows used in additions to computer software for the six months ended June 30, 2003 and 2002 are summarized as follows:

                                                                   June 30, 2003                 June 30, 2002
                                                              -------------------------   -----------------------------
          Purchased programs                                 $            19,999,560     $                19,749,510
          Developed software                                               9,033,337                      15,894,340
                                                              -------------------------   -----------------------------
              Total                                          $            29,032,897     $                35,643,850
                                                              =========================   =============================

     Cash flows used in additions to contract acquisition costs for the six months ended June 30, 2003 and 2002 are summarized as follows:

                                                                   June 30, 2003                 June 30, 2002
                                                              -------------------------   -----------------------------
           Conversion costs                                  $            10,378,765     $                 6,142,625
           Payments for processing rights                                  3,000,000                      21,541,138
                                                              -------------------------   -----------------------------
              Total                                          $            13,378,765     $                27,683,763
                                                              =========================   =============================

Note 8 -Recent Accounting Pronouncements

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

     To assist Vital Processing Services L.L.C. (Vital) in leasing its corporate facility, the Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at June 30, 2003 is $5.9 million. If Vital fails to perform its obligations with regard to the lease, TSYS and Visa will be required to perform in the same manner and to same extent as is required by Vital.

     At the November 21, 2002 Emerging Issues Task Force (EITF) meeting, the Task Force ratified as a consensus the tentative conclusions it reached at the October 25, 2002 EITF meeting regarding Emerging Issues Task Force 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF 00-21 addresses how to account for those arrangements. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made in periods subsequent to the date of initial application of the amount of recognized revenue that was previously included in the cumulative effect adjustment. Management has determined that based on its evaluation, the adoption of EITF 00-21 did not impact the Company's financial position, results of operations or cash flows.

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

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. On June 30, 2003, the Company terminated the operating lease agreement and purchased the corporate campus for $93.5 million with a combination of cash and long-term debt financing through a banking affiliate of Synovus.

Note 9 - Acquisition

     On April 28, 2003, TSYS completed the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. The Company is in the process of completing the purchase price allocation and has preliminarily allocated approximately $26.0 million to goodwill, approximately $8.2 million to intangibles and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS' processing services by adding distinct value differentiation for TSYS and its clients. ESC operates as a separate subsidiary of TSYS.

     Presented below are the pro forma consolidated results of TSYS' operations for the three months and six months ended June 30, 2003 and 2002, respectively, as though the acquisition of ESC had occurred at the beginning of 2002.

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                          ---------------------------------------- -----------------------------------
                                                2003                 2002                2003              2002
                                          ------------------ --------------------- ------------------ ----------------
Revenues                               $        261,883,927           244,115,320        517,430,763      441,913,301
Net income                                       34,224,148            29,789,382         66,556,234       47,626,727
Basic earnings per share                                .17                   .15                .34              .24
Diluted Earnings per share                              .17                   .15                .34              .24

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

Risks and Uncertainties and Use of Estimates: Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers and grow internationally, loss of one of the Company's major customers or other significant clients, an inability to grow through acquisitions or successfully integrate acquisitions, an inability to control expenses, technology changes, financial services consolidation, change in regulatory mandates, a decline in the use of cards as a payment mechanism, a decline in the financial stability of the Company's clients and uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     A summary of the Company's critical accounting policies follows:

Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts and billing adjustments of $7.4 million and $8.0 million at June 30, 2003 and December 31, 2002, respectively. The allowance represents 5.1% and 6.2% of total accounts receivable at June 30, 2003 and December 31, 2002, respectively. TSYS' client base mainly consists of financial institutions and other card issuers such as retailers. A substantial amount of the Company's account receivable balances are current, and the average number of days sales outstanding in accounts receivable at June 30, 2003 and December 31, 2002 was 51 days and 49 days, respectively. Because TSYS invoices clients for services monthly in arrears, accounts receivable balances includes services for one month of billings not yet invoiced.

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

     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. Under the long term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in mid 2004 (excluding statement and card production services), and then TSYS will license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. The Company uses the percentage-of-completion accounting method for its agreement with Bank One. TSYS began recognizing revenue in March 2003.

The Company's other service revenues are derived from recovery collections work, bankruptcy process management, legal account management, skip tracing, commercial printing activities and customer relationship management services, such as call center activities for card activation and balance transfer requests. The contract terms for these services are generally shorter in nature. Revenue is recognized on these other services either on a per unit or a fixed price basis. The Company uses the percentage-of-completion method of accounting for its fixed price contracts.

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

     The Company also develops software that is used internally. These software development costs are capitalized based upon Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal-use software development costs are capitalized once (a) preliminary project stage is completed, (b) management authorizes and commits to funding a computer software project, and (c) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using an estimated useful life of three to seven years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

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

Related Party Transactions

     The Company provides electronic payment processing and other services to its parent company, Synovus Financial Corp. (Synovus), and its affiliates, and for Vital Processing Services L.L.C. (Vital). The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company's margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS' consolidated financial statements.

     In 2000, the Board of Directors of Vital approved a plan to allow its owners to set aside 2 million units held by the owners to make awards to key management of Visa and TSYS. In June 2000, TSYS awarded six of its key executives an aggregate of 800,000 Vital restricted stock units for their role in the development, growth and success of Vital. The units were to vest over a 36-month cliff-vesting schedule. The award of 800,000 units was made in anticipation of Vital becoming a publicly traded company.

     Because Vital is not expected to become a publicly traded company in the foreseeable future, TSYS management, with approval from the Compensation Committee, repurchased the Vital restricted units from the Company's six key executives in June 2003. The purchase price for the restricted shares of $3.85 per unit was based upon an independent, third party valuation of Vital conducted as of May 31, 2003. The Company recognized compensation expense throughout the entire vesting period. Semiannually, the Company received an independent third party evaluation of Vital throughout the vesting period and adjusted compensation expense accordingly. Through December 2002, the Company recognized $3.0 million as compensation expense. After adjusting for the revised evaluations in 2003, TSYS recognized $80,000 as compensation expense in 2003. With the repurchase of the units, TSYS will maintain its 50% ownership in Vital.

     In connection with the purchase of the campus discussed below, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. At June 30, 2003, TSYS had a draw of $20.2 million on the line of credit. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

Off-Balance Sheet Arrangements

Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership because of potential rapid technological obsolescence. Neither the assets nor obligations related to these leases are included on the balance sheet. One of the Company's most significant leases was its synthetic lease for its corporate campus.

Synthetic Lease: In 1997, the Company entered into an operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. The business purpose of the SPE was to provide a means of financing the Company's corporate campus. The assets and liabilities of the SPE consisted solely of the cost of the building and the loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt included on the financial statements of the SPE both approximated $93.5 million. The lease, which was guaranteed by Synovus, provided for substantial residual value guarantees. The amount of the Company's residual value guarantee relative to the assets under this lease was approximately $81.4 million. In accordance with accounting principles, no asset or obligation was recorded on the Company's consolidated balance sheets.

     The terms of this lease financing arrangement required, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS was also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE's debt.

     In 2002, the Company renewed its operating lease agreement with the SPE for the Company's corporate campus. If the synthetic lease was not restructured, FASB Interpretation No. 46 would require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003. On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. On June 30, 2003, the Company terminated the lease agreement and purchased the corporate campus for $93.5 million with a combination of cash and long-term debt financing through a banking affiliate of Synovus.

Results of Operations

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30, 2003 and 2002:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2003             2002            2003 vs. 2002
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    68.8  %         63.5  %            15.4  %
       Other services                                            10.0            11.6               (8.0)
                                                           -------------      ----------
          Revenues before reimbursable items                     78.8            75.1               11.8
       Reimbursable items                                        21.2            24.9               (9.0)
                                                           -------------      ----------
          Total revenues                                        100.0           100.0                6.7
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      32.4            30.5               13.6
       Net occupancy and equipment expense                       19.6            17.3               20.8
       Other operating expenses                                   9.4            11.5              (13.1)
                                                           -------------      ----------
           Expenses before reimbursable items                    61.4            59.3               10.5
       Reimbursable items                                        21.2            24.9               (9.0)
                                                           -------------      ----------
           Total expenses                                        82.6            84.2                4.7
                                                           -------------      ----------
           Operating income                                      17.4            15.8               16.9
     Nonoperating income                                          1.1             0.5                 nm
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             18.5            16.3               21.1
     Income taxes                                                 7.0             5.8               27.9
     Minority  interest in  consolidated  subsidiary's
       net income                                                (0.1)           (0.0)                nm
     Equity in income of joint ventures                           1.9             2.0               (2.1)
                                                           -------------      ----------
     Net income                                                  13.3  %         12.5  %            13.8  %
                                                           =============      ==========

nm = not meaningful

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30, 2003 and 2002:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2003             2002            2003 vs. 2002
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    67.8  %         63.2  %            16.3  %
       Other services                                            10.0            11.9               (8.7)
                                                           -------------      ----------
          Revenues before reimbursable items                     77.8            75.0               12.4
       Reimbursable items                                        22.2            25.0               (3.4)
                                                           -------------      ----------
          Total revenues                                        100.0           100.0                8.4
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      31.4            30.3               12.2
       Net occupancy and equipment expense                       20.0            18.3               18.7

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   -------------------------
                                                               2003             2002            2003 vs. 2002
                                                           -------------      ----------   -------------------------
       Other operating expenses                                   9.1            10.6               (7.1)
                                                           -------------      ----------
           Expenses before reimbursable items                    60.5            59.2               10.7
       Reimbursable items                                        22.2            25.0               (3.4)
                                                           -------------      ----------
           Total expenses                                        82.7            84.2                6.5
                                                           -------------      ----------
           Operating income                                      17.3            15.8               18.4
     Nonoperating income                                          0.6             0.3                 nm
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             17.9            16.1               20.3
     Income taxes                                                 6.6             5.8               22.7
     Minority  interest in  consolidated  subsidiary's
       net income                                                (0.1)            0.0                 nm
     Equity in income of joint ventures                           1.8             2.0               (4.2)
                                                           -------------      ----------
     Net income                                                  13.0  %         12.3  %            14.8  %
                                                           =============      ==========

nm = not meaningful

Revenues

     TSYS' revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean and Europe. The Company currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Net, and in the United States through its joint venture, Vital. Total revenues increased $16.1 million and $39.5 million, or 6.7% and 8.4%, during the three and six months ended June 30, 2003, compared to the same periods in 2002. Excluding reimbursable items, revenues increased $21.5 million and $43.6 million, or 11.8% and 12.4%, during the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002.

Electronic Payment Processing Services

     Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $23.7 million and $48.4 million, or 15.4% and 16.3%, for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002.

     Due to the seasonal nature of credit card transactions, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or a decline in card portfolios of existing clients, the conversion of cardholder accounts of new clients to the Company's processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor, among others, which may affect TSYS' revenues and results of operations from time to time is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor.

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

     The Company provides services to its clients including processing consumer, retail, commercial, debit and stored-value cards, as well as student loan account processing. Consumer cards include Visa, MasterCard and American Express credit cards. Debit/Stored value accounts include debit cards and stored value cards. Government services/EBT accounts on file consist mainly of student loan processing accounts. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. The following table summarizes TSYS' accounts on file (AOF) by portfolio type as of:

     AOF by Type                                   June 30, 2003                 June 30, 2002
     -----------------------------------    ----------------------------    ------------------------
     (in millions)                              AOF             %               AOF          %             % Change
                                            ------------- --------------    ------------ -----------    -----------------
     Consumer                                      145.0           55.2           121.8        53.8               19.0
     Retail                                         82.6           31.5            80.6        35.6                2.5
     Commercial                                     20.3            7.7            18.8         8.3                8.0
     Debit/Stored Value                              7.9            3.0             5.0         2.2               58.0
     Government services/EBT                         6.7            2.6             0.5         0.1                 nm
     -----------------------------------    ------------- --------------    ------------ -----------
         Total                                     262.5          100.0           226.7       100.0               15.8
                                            ============= ==============    ============ ===========

          nm = not meaningful

     Average cardholder accounts on file for the three months ended June 30, 2003 were 260.7 million, an increase of approximately 13.8% over the average of
229.1 million for the same period in 2002. Average cardholder accounts on file for the six months ended June 30, 2003 were 256.4 million, an increase of approximately 10.5% over the average of 232.1 million for the same period in 2002. Cardholder accounts on file at June 30, 2003 were 262.5 million, a 15.8% increase compared to the 226.7 million accounts on file at June 30, 2002. The change in cardholder accounts on file from June 2002 to June 2003 included the deconversion and purging of 9.5 million accounts, the addition of approximately 23.8 million accounts attributable to the internal growth of existing clients, and approximately 21.5 million accounts for new clients.

     TSYS expects to continue expanding its market share in the consumer, debit, retail and commercial card arenas. The Company's future growth is dependent upon new clients, international expansion and continued internal growth of clients' portfolios.

     TSYS is a major third-party processor of retail cards. Traditional retail card operations are increasing the activity of their card portfolios by converting inactive accounts to Visa/MasterCard consumer cards. TSYS is able to provide its extensive electronic payment processing tools and techniques, as well as value-added functionality, to traditional retail card operations allowing better segmentation and potentially increased profitability for customers. TSYS does not receive as much revenue from retail cards, on a per account basis, as it does from consumer cards because consumer cards traditionally generate more transactions. Retail cards are generally limited to a particular location or retail chain. Consumer cards are widely accepted at numerous retail outlets.

     In March 2003, Sears announced that it was evaluating strategic alternatives for the company's private label and MasterCard portfolio. In July, Sears and Citicorp announced an agreement for the proposed sale by Sears to Citicorp of the Sears credit card and financial services businesses by the end of 2003. Sears and Citicorp are both customers of TSYS, and TSYS considers its relationships with both companies to be very positive.

     TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 78 million Sears accounts. The TSYS/Sears processing agreement as it relates to the Sears retail and MasterCard portfolios expires on April 30, 2010. During the six month period ending June 30, 2003, TSYS' revenues from the TSYS/Sears agreement represented 6.50% of TSYS' consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. This termination fee is not fixed, but is reduced annually the closer the termination date is to the expiration date of the agreement. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS will be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee.

     At this point in time, TSYS has not had any formal discussions with Citicorp about Citicorp's future plans for the Sears portfolios. TSYS believes that many aspects of the TSYS/Sears processing agreement are unique to its relationship with Sears, and TSYS intends to address those issues in future conversations and negotiations with Citicorp. The impact of the proposed transaction between Sears and Citicorp on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

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

     In April 2002, the Company announced that it had entered into a five-year agreement with Accenture valued in excess of $120 million to provide processing services for the U.S. Department of Education. TSYS began processing all student loan originations for the Department of Education on April 26, 2002, and was processing 6.6 million student loan accounts at June 30, 2003. The agreement also involves converting all existing student loan accounts to TSYS' new stand-alone platform during several phases. The conversion phases are scheduled to be completed in the third quarter of 2003, and TSYS estimates it will be processing a total of approximately 12 million student loan accounts after completion of these conversions.

     TSYS processes debit and stored value cards. At June 30, 2003, TSYS was processing 7.9 million debit and stored value accounts, a 58.0% increase, or 2.9 million accounts, compared to 5.0 million at June 30, 2002. The majority of the increase relates to one client adding approximately 1.7 million stored value accounts.

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS' AOF by area based on the domicile of processing clients as of:

      AOF by Area                                June 30, 2003                June 30, 2002
      ----------------------------------  ----------------------------------------------------------
      (in millions)                               AOF            %            AOF            %         % Change
                                          ---------------------------------------------------------------------------
      Domestic                                        217.3       82.8           197.8        87.8              9.8
      Foreign                                          45.2       17.2            28.9        12.2             56.5
      ----------------------------------  ----------------------------------------------------------
          Total                                       262.5      100.0           226.7       100.0             15.8
                                          ==========================================================

     The  Company's  electronic  payment  processing  service  revenues are also impacted by the use of optional value added products and services of TSYS' processing systems. Value added products and services are optional features each client can choose to subscribe to in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease over time as clients subscribe or unsubsribe for these services. For the three months ended June 30, 2003 and 2002, value added products and services represented 13.9% and 12.9%, or $35.9 million and $31.2 million, of total revenues, respectively. Revenues from value added products and services, which includes some reimbursable items paid to third-party vendors, increased 15.0%, or $4.7 million, for the three months ended June 30, 2003, compared to the same period in 2002.

     For the six months ended June 30, 2003 and 2002, value added products and services represented 14.0% and 12.2%, or $71.3 million and $57.2 million, of total revenues, respectively. Revenues from value added products and services, which includes some reimbursable items paid to third-party vendors, increased 24.7%, or $14.2 million, for the six months ended June 30, 2003, compared to the same period in 2002.

     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. Under the long term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in mid 2004 (excluding statement and card production services), and then TSYS will license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. The Company uses the percentage-of-completion accounting method for its agreement with Bank One and recognizes revenues in proportion to costs incurred. The impact upon 2003 earnings will be slightly positive. The 2004 earnings per share (EPS) contribution from the Bank One agreement is expected to range from $0.03 to $0.04. Beginning in 2005 and continuing thereafter through the payment term of the license, the EPS contribution of the Bank One agreement is expected to exceed $0.04 on an annual basis.

Other Services

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services decreased $2.2 million, or 8.0%, in the second quarter of 2003, compared to the second quarter of 2002. Revenues from other services decreased $4.8 million, or 8.7%, for the first six months of 2003, compared to the same period in 2002. The decline in other services revenues related to a decline in call center and business process management revenues related to decreased business from a client in the subprime credit business and the loss of business of a major airline client.

     On April 28, 2003, TSYS completed the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients. For the second quarter of 2003, TSYS' revenues include $3.0 million related to ESC's revenues and are included in other services.

Major Customers

     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended June 30, 2003, the Company had two major customers. The two major customers for the quarter ended June 30, 2003 accounted for approximately 30.2%, or $77.7 million, of total revenues. For the three months ended June 30, 2002, TSYS had two major customers that accounted for 35.0%, or $82.0 million, of total revenues. The loss of one of the Company's major customers, or other significant clients, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     For the  six  months  ended  June  30,  2003,  the  Company  had two  major customers. The two major customers for the six months ended June 30, 2003 accounted for approximately 30.1%, or $153.0 million, of total revenues. For the six months ended June 30, 2002, TSYS had two major customers that accounted for 33.9%, or $159.5 million, of total revenues. The loss of one of the Company's major customers, or other significant clients, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Reimbursable Items

     Reimbursable items decreased $5.4 million and $4.0 million, or 9.0% and 3.4%, for the three and six months ended June 30, 2003, respectively, as compared to the same periods last year. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage. The decrease in 2003 is related to services provided to a major client that mailed less statements in 2003 compared to 2002, and therefore required less postage.

Operating Expenses

     Total expenses increased 4.7% and 6.5% for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. Excluding reimbursable items, total expenses increased 10.5% and 10.7% for the three and six months ended June 30, 2003, compared to the same periods in 2002. The increases in operating expenses are attributable to changes in each of the expense categories as described below.

     Salaries and other personnel expenses increased $10.0 million and $17.4 million, or 13.6% and 12.2%, for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. The average number of employees in the second quarter of 2003 increased to 5,421, which increased 2.1% compared to 5,311 in the same period in 2002. The average number of employees for the first six months of 2003 increased to 5,304, which approximates the 5,298 in the same period in 2002. During the second quarter, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly-owned subsidiary named TSYS Technology Center, Inc.
(TTC) in Boise, Idaho. Initially employing 77 team members, the TTC team members will support technology efforts throughout TSYS, including government services, customer care, programming, and systems development. At July 31, 2003, TSYS had 5,516 full-time and 216 part-time employees.

     Net occupancy and equipment expense increased $8.7 million and $16.1 million, or 20.8% and 18.7%, for the three and six months ended June 30, 2003, respectively, over the same periods in 2002. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $4.6 million and $6.2 million for the first three and six months ended June 30, 2003, respectively, compared to the same periods of 2002. Depreciation and amortization increased $4.0 million and $8.8 million during the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in depreciation and amortization is the result of the amortization of additional software acquired in 2002, as well as, the amortization of developed software placed in service after June 30, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises such as the Company with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003.

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. If the synthetic lease was not restructured, Interpretation No. 46 would require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003.

     On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. On June 30, 2003, the Company terminated the lease arrangement and purchased the corporate campus with a combination of cash and long-term debt financing through a banking affiliate of Synovus. As a result of the purchase, net occupancy and equipment expense is not expected to increase because the increase of approximately $2.6 million annually for depreciation of the building and related equipment will be offset by the decrease in annual rent expense related to the lease. The interest expense associated with the line of credit is discussed below in nonoperating income.

     Other operating expenses for the first three and six months of 2003 decreased $3.7 million and $3.5 million, or 13.1% and 7.1%, respectively, as compared to the same periods in 2002. Other operating expenses include, among other things, charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. Charges for transaction processing and contractual commitments for the three months ended June 30, 2003 and 2002 were $194,000 and $6.3 million, respectively. Charges for transaction processing and contractual commitments for the six months ended June 30, 2003 and 2002 were $2.2 million and $6.9 million, respectively.

Operating Income

     Operating income increased 16.9% and 18.4% for the three and six months ended June 30, 2003, respectively, over the same periods in 2002. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues. The Company's operating profit margin for the second quarter of 2003 was 17.4%, compared to 15.8% for the same period last year. Excluding reimbursable items, the Company's operating profit margin for the three months ended June 30, 2003 was 22.0%, compared to 21.1% for the three months ended June 30, 2002. The Company's focus on expense control was the main reason for the improved margin.

     The Company's operating profit margin for the first six months of 2003 was 17.3%, compared to 15.8% for the same period last year. Excluding reimbursable items, the Company's operating profit margin for the six months ended June 30, 2003 was 22.2%, compared to 21.1% for the six months ended June 30, 2002. The Company's focus on expense control was the main reason for the improved margin.

Nonoperating Income

     Interest income, net, includes interest income of $1.2 million and $17,000 of interest expense for the three months of 2003. During the three months ended June 30, 2002, interest income, net, included interest income of $996,000 and $7,000 of interest expense.

     Interest income, net, includes interest income of $1.9 million and $30,000 of interest expense for the six months ended June 30, 2003. During the six months ended June 30, 2002, interest income, net, included interest income of $1.4 million and $20,000 of interest expense.

     On June 30, 2003, the Company terminated the operating lease agreement and purchased the corporate campus for $93.5 million with a combination of $73.3 million in cash and long-term line of credit through a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes the covenants requiring the Company to maintain certain minimum financial ratios. At June 30, 2003, TSYS had $20.2 million outstanding on the line of credit. Interest income, net will be negatively impacted as a result of purchasing the campus.

     In July 2002, the Company restructured $12.6 million of its permanent financing of its UK operation as an intercompany loan. The financing requires the unit to repay the financing in US dollars. The functional currency of the European operations is the British Pound Sterling (BPS). As the Company translates the European financial statements into US dollars, the translated balance of the financing (liability) is adjusted upwards or downwards to match the US-dollar obligation (receivable) on the Company's financial statement. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As a result of the restructuring, the Company recorded a foreign currency translation gain on the Company's financing with its European operations during the second quarter of 2003 of $258,000, compared to $212,000 for the same period last year. For the six months ended June 30, 2003, the Company recorded a gain of $85,000, compared to $1,300 for the same period last year. The balance of the financing at June 30, 2003 was approximately $1.3 million.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, specifically in Euros and BPS. As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upwards or downwards depending upon the foreign currency exchange movements. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As those cash accounts have increased, the upwards or downwards adjustments have increased. The majority of the translation gain of $1.2 million for the first six months of June 30, 2003 relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2003 was approximately $29.4 million, the majority of which is denominated in BPS.

Income Taxes

     TSYS' effective income tax rate for the three months ended June 30, 2003 was 34.6%, compared to 32.0% for the same period in 2002. The increase in the effective income tax rate for the three months ended June 30, 2003, as compared to the same period in 2002, is the result of the recognition of certain tax credits in 2002. TSYS' effective income tax rate for the six months ended June 30, 2003 was 33.7%, compared to 32.3% for the same period in 2002. The calculation of the effective tax rate includes minority interest in consolidated subsidiary's net income and equity earnings of joint ventures in pretax income. The Company expects its effective income tax rate for 2003 to be approximately 33-34%.

Equity in Income of Joint Ventures

     TSYS' share of income from its equity in joint ventures was $4.8 million and $4.9 million for the three months ended June 30, 2003 and 2002, respectively. For the first six months of 2003 and 2002, TSYS' share of income from its equity in joint ventures was $9.0 million and $9.4 million, respectively.

The decrease for the quarter is attributable mainly to the decrease in Vital's operating results as a result of pricing compression as discussed below.

Vital Processing Services L.L.C. (Vital)

     Vital, a limited liability company, is a merchant processing joint venture of TSYS and Visa U.S.A. ("VISA"). The Company is a leader in providing integrated end-to-end electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Vital processes all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments. The Company's unbundled products and services include: authorization and capture of electronic transactions; clearing and settlement of electronic transactions; information reporting services related to electronic transactions; merchant billing services; and point of sale terminal sales and service. Vital's products and services are marketed to merchant acquirers through a direct sales force, which concentrates on developing long-term relationships with existing and prospective clients.

     The Company considers Vital to be an integral part of its overall processing operations and an important part of its overall market strategy. Prior to forming the joint venture, TSYS performed back-end merchant processing services for its clients. The revenues and expenses associated with merchant processing were included in operating profits. In the ordinary course of business, TSYS, which still owns the merchant processing software, provides back-end processing services to Vital. For the three months ended June 30, 2003 and 2002, TSYS generated $5.3 million and $5.9 million of revenue from Vital, respectively. For the six months ended June 30, 2003 and 2002, TSYS generated $11.0 million and $11.0 million of revenue from Vital, respectively.

     During the three months ended June 30, 2003, the Company's equity in income of joint ventures related to Vital was $4.6 million, a 3.0% decrease, or $140,000, compared to $4.7 million for the same period last year. During the six months ended June 30, 2003, the Company's equity in income of joint ventures related to Vital was $8.5 million, a 4.8% decrease, or $390,000, compared to $8.9 million for the same period last year.

     In 2000, the Board of Directors of Vital approved a plan to allow its owners to set aside 2 million units held by the owners to make awards to key management of Visa and TSYS. In June 2000, TSYS awarded six of its key executives an aggregate of 800,000 Vital restricted stock units for their role in the development, growth and success of Vital. The units were to vest over a 36-month cliff-vesting schedule. The award of 800,000 units was made in anticipation of Vital becoming a publicly traded company.

     Because Vital is not expected to become a publicly traded company in the foreseeable future, TSYS management, with approval from the Compensation Committee, repurchased the Vital restricted units from the Company's six key executives in June 2003. The purchase price for the restricted shares of $3.85 per unit was based upon an independent, third party valuation of Vital conducted as of May 31, 2003. The Company recognized compensation expense throughout the entire vesting period. Semiannually, the Company received an independent third party evaluation of Vital throughout the vesting period and adjusted compensation expense accordingly. Through December 2002, the Company recognized $3.0 million as compensation expense. After adjusting for the revised evaluations in 2003,

TSYS recognized $80,000 as compensation expense in 2003. With the repurchase of the units, TSYS will maintain its 50% ownership in Vital.

     The following is a summary of Vital's consolidated statements of income for the three and six months ended June 30, 2003 and 2002:

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                     ------------------------------------------ -------------------------------------
                                           2003                 2002                   2003               2002
                                     -----------------      --------------         --------------    ----------------
         Revenues                            $ 63,021              63,528               125,640             123,204
         Operating income                       8,708               9,554                17,207              18,278
         Net income                             8,847               9,727                17,483              18,614

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

     Vital's revenues decreased $507,000, or 0.8%, and increased $2.4 million, or 2.0%, for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease in the second quarter of 2003, as compared to the same period in 2002, was primarily the result of price concessions related to the renewal of contracts partially offset by an increase in the number of transactions processed. The increase in 2003 over 2002 for the six month periods was primarily the result of increases in the number of transactions processed (net of price reductions to certain customers) and revenues associated with Vital's terminal deployment business.

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

     Vital's cost of services increased $860,000 and $3.7 million, or 2.5% and 5.6% for the three months and six months ended June 30, 2003, compared to the same periods in 2002. The increase was primarily a result of increases in: the cost of fees charged by debit network providers; the cost of telecommunication and other third party service providers as a result of increased transaction volumes and terminal equipment cost of sales as a result of increased terminal sales.

     Vital has agreements with both TSYS and VISA to provide key services related to its business. Vital is dependent on both TSYS and VISA to perform on their obligations under these agreements. Vital's results of operations could be significantly impacted by material changes in the terms and conditions of the agreements with TSYS and VISA, changes in performance standards and the financial condition of both TSYS and VISA.

     Vital, as a limited liability company, is treated similar to a partnership for income tax purposes. As a result, no provision for current or deferred income taxes has been made in Vital's financial statements. Vital's taxable income or loss is reportable on the tax returns of its owners based on their proportionate interest in Vital.

TSYS de Mexico

     The Company has a joint venture with a number of Mexican banks and records its 49% ownership in the joint venture using the equity method of accounting. The operation, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), prints statements and provides card-issuing support services to the joint venture clients.

     During the three months ended June 30, 2003, the Company's equity in income of joint ventures related to TSYS de Mexico was $250,000, a 16.9% increase, or $36,000, compared to $214,000 for the same period last year. During the six months ended June 30, 2003, the Company's equity in income of joint ventures related to TSYS de Mexico was $496,000, a 7.7% increase, or $35,000, compared to $461,000 for the same period last year.

     TSYS' electronic payment processing revenues from clients based in Mexico was $9.1 million for the second quarter ended June 30, 2003, a 28.5% increase over the $7.1 million for the second quarter ended June 30, 2002. TSYS' electronic payment processing revenues from clients based in Mexico was $17.1 million for the first six months ended June 30, 2003, a 30.4% increase over the $13.1 million for the same period in 2002. The increase in revenues is primarily attributable to increased account on file growth of approximately 25.1%.

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

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $184,000 and $231,000 for the three months ended June 30, 2003 and 2002, respectively.

TSYS paid TSYS de Mexico a processing support fee of $380,000 and $454,000 for the six months ended June 30, 2003 and 2002, respectively.

Net Income

     Net income for the three months ended June 30, 2003 increased 13.8% to $34.3 million, or basic and diluted earnings per share of $0.17, compared to $30.2 million, or basic and diluted earnings per share of $0.15, for the same period in 2002. The Company's net profit margin for the second quarter of 2003 was 13.3%, compared to 12.5% for the same period last year. Excluding reimbursable items, the Company's net profit margin for the second quarter of 2003 was 16.9%, compared to 16.6% for the three months ended June 30, 2002.

     Net income for the six months ended June 30, 2003 increased 14.8% to $66.0 million, or basic earnings per share of $0.34, compared to $57.5 million, or basic earnings per share of $0.29, for the same period in 2002. For the first six months of 2003, diluted earnings per share was $0.33 compared to $0.29 diluted earnings per share for the same period last year. The Company's net profit margin for the six months ended June 30, 2003 was 13.0%, compared to 12.3% for the same period last year. Excluding reimbursable items, the Company's net profit margin for the six months ended June 30, 2003 was 16.7%, compared to 16.3% for the same period in 2002.

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

Cash Flows From Operating Activities

     TSYS' main source of funds is derived from operating activities, specifically net income. During the six months ended June 30, 2003, the Company generated $110.7 million in cash from operating activities compared to $76.1 million for the same period last year.

     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, the Company received a $30 million payment from Bank One, which is included in Billings in Excess of Costs on Uncompleted Contracts on the balance sheet, and is recognizing this payment in accordance with percentage-of-completion accounting.

Cash Flows From Investing Activities

     The major uses of cash generated from operations have been the addition of property and equipment, the internal development and purchase of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $176.1 million in cash for investing activities for the six months ended June 30, 2003, compared to $50.4 million for the same period in 2002.

Property and Equipment

     Capital expenditures for property and equipment during the three month period ended June 30, 2003 were $102.4 million, compared to $5.0 million during the same period last year. For the first six months of 2003, capital expenditures for property and equipment were $107.4 million, compared to $7.8 million during the same period last year. The increase in capital expenditures in 2003 is due to the purchase of the corporate campus as discussed below.

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. If the synthetic lease was not restructured, Interpretation No. 46 would require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003. On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. On June 30, 2003, the Company terminated the lease arrangement and purchased the corporate campus for $93.5 million through a combination of cash and long-term debt financing through a banking affiliate of Synovus. As a result of the purchase, net occupancy and equipment expense is not expected to increase because the increase of approximately $2.6 million annually for depreciation of the building and related equipment will be offset by the decrease in annual rent expense related to the lease.

     On July 30, 2003, the Company announced the groundbreaking for a new TSYS data center in Knaresborough, England. The 47,000 square-foot facility will replace the current center in Harrogate, England. It will be built on three acres and includes 15,000 square feet of office space. The new data center is estimated to cost approximately $30 million and should be completed by the end of the fourth quarter of 2004.

Computer Software

     The Company added $13.5 million to computer software during the three month period ended June 30, 2003, compared to $19.8 million during the same period last year. For the first six months of 2003, the Company added $29.0 million to computer software, compared to $35.6 million during the same period last year. The additions for both periods include purchased computer software and developed computer software as further described below.

Purchased Computer Software

     Expenditures for purchased computer software were $8.5 million for the three months ended June 30, 2003, compared to $14.0 million for the same period in 2002. For the first six months of 2003, the Company had expenditures for purchased computer software of $20.0 million compared to $19.7 million for the same period in 2002. These additions relate to site licenses for mainframe processing systems.

Software Development Costs

     Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $5.1 million for the three month period ending June 30, 2003, compared to $5.8 million for the same period in 2002. For the first six months of 2003, additions to capitalized software development costs were $9.0 million compared to $15.9 million for the same period in 2002. The decline in the amount capitalized as software development costs in 2003, as compared to 2002, is the result of several projects being completed in 2002.

     The following is a summary of the additions to software development costs by project for the three and six months ended June 30, 2003 and 2002:

                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                        ------------------------------ -------------------------
         Software Development Projects                     2003              2002           2003         2002
                                                        ------------      -----------    -----------   ---------
         (in millions)
         ----------------------------------------------
         TSYS ProphIT                                         $ 3.5              2.2          6.8           6.0
         Integrated Payments                                    0.3              0.4          0.4           2.8
         Double Byte                                            0.1              1.7          0.5           3.9
         TSYS Total Commerce                                      -              1.2            -           2.2
         Other Capitalized Software Development Costs           1.2              0.3          1.3           1.0
         ---------------------------------------------- ------------      -----------    ---------      --------
             Total                                            $ 5.1              5.8          9.0          15.9
                                                        ============      ===========    =========      ========

     The Company continues to develop TSYS ProphITSM, a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT is currently being offered to TSYS' processing clients with expected general release of the core platform in the fourth quarter of 2003. Continued development of TSYS ProphIT provides increased and enhanced functionality to the core platform, to include additional customer service functions. The Company anticipates future integration of TSYS ProphIT into its other platforms beginning in 2004. The Company capitalized approximately $3.5 million for the three months ended June 30, 2003 on TSYS ProphIT, bringing the total capitalized in 2003 to $6.8 million. The Company has invested a total of $22.1 million since the project began.

     The Company is developing its Integrated Payments Platform supporting the online and offline debit and stored value markets, giving clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company capitalized approximately $298,000 for the three months ended June 30, 2003 on these additional systems, bringing the total capitalized in 2003 to $425,000. The Company has invested a total of $7.4 million since the project began. The Company expects to complete the system in phases. Phase 1 is expected to be completed during the third quarter of 2003.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." During the three months ended June 30, 2003, the Company capitalized $135,000, bringing the total capitalized in 2003 to $532,000. The Company has invested a total of $10.1 million since the project began. The Company
                                     - 38 -
has substantially completed the core double-byte architecture and is currently in the testing phase with the double-byte project.

     The Company developed a new commercial card system, TSYS Total Commerce, which was built upon the architectural design of TS2. The new system provides enhanced reporting for multi-languages/currencies, and global commercial card processing for multinational corporations on a single platform. The Company has invested a total of $36.9 million. The Company placed the new system in service in late 2002.

Acquisition

     On April 28, 2003, TSYS announced the acquisition of ESC for $36.0 million in cash. The Company is in the process of completing the purchase price allocation and has preliminarily allocated approximately $26.0 million to goodwill, approximately $8.2 million to intangibles and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients.

Contract Acquisition Costs

     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $4.6 million for the three months ended June 30, 2003, and $18.5 million for the three months ended June 30, 2002. The Company did not pay any cash payments for processing rights during the three months ended June 30, 2003. Cash payments for processing rights were $15.0 million for the three months ended June 30, 2002. During the second quarter of 2002, the Company paid $14.0 million in cash for processing rights as part of its agreement with one client. Conversion cost additions were $4.6 million and $3.5 million for the three months ended June 30, 2003 and 2002, respectively.

     The Company's investments in contract acquisition costs were $13.4 million for the six months ended June 30, 2003, and $27.7 million for the six months ended June 30, 2002. Cash payments for processing rights were $3.0 million and $21.5 million for the six months ended June 30, 2003 and 2002, respectively. Conversion cost additions were $10.4 million and $6.2 million for the six months ended June 30, 2003 and 2002, respectively.

Cash Flows From Financing Activities

     The major uses of cash for financing activities has been the payment of dividends and the purchase of stock under the stock repurchase plan. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash provided from investing activities for the six months ended June 30, 2003 was $4.4 million mainly as a result of proceeds from the issuance of long-term debt. The Company used $5.7 million in cash for financing activities for the six months ended June 30, 2002 primarily for the payment of cash dividends.

Stock Repurchase Plan

     On April 15, 2003, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares may be purchased from time to time over the next two years at prices considered attractive to management. Repurchased shares will be used for general corporate purposes. Through June 30, 2003, the Company has purchased 512,900 shares at an average cost of $18.49 per share.

Line of Credit

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes the covenants requiring the Company to maintain certain minimum financial ratios. At June 30, 2003, TSYS had $20.2 million outstanding on the line of credit.

Dividends

     The Company has paid a dividend for 55 consecutive quarters. Dividends on common stock of $3.5 million were paid during the three months ended June 30, 2003, bringing the total paid in 2003 to $6.9 million. On April 17, 2003, the Company announced a 14.3% increase in its quarterly dividend from $0.0175 to $0.0200 per share. On April 18, 2002, the Company announced a 16.7% increase in its quarterly dividend from $0.0150 to $0.0175 per share.

Significant Noncash Transaction

     Effective January 1, 2002, TSYS acquired TDM from Synovus in exchange for 2,175,000 newly issued shares of TSYS common stock with a market value of $43.5 million. TDM now operates as a wholly owned subsidiary of TSYS. This transaction increased Synovus' ownership of TSYS to 81.1% in 2002.

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

     Because the acquisitions of TDM and ProCard were transactions between entities under common control, the Company is reflecting the acquisitions at historical cost in accordance with SFAS 141. In accordance with the provisions of SFAS 141, TSYS restated its financial statements for the periods that Synovus controlled both ProCard and TSYS for the ProCard acquisition only.

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

Working Capital

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.6:1. At June 30, 2003, TSYS had working capital of $91.2 million compared to $152.0 million at December 31, 2002.

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

     In June 2002, the FASB issued Statement No. 146 (SFAS 146),"Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December
                                     - 41 -

31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material effect on the Company's financial position, results of operations or cash flows.

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

     To assist Vital Processing Services L.L.C. (Vital) in leasing its corporate facility, the Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at June 30, 2003 is $5.9 million. If Vital fails to perform its obligations with regard to the lease, TSYS and Visa will be required to perform in the same manner and to same extent as is required by Vital.

     At the November 21, 2002 Emerging Issues Task Force (EITF) meeting, the Task Force ratified as a consensus the tentative conclusions it reached at the October 25, 2002 EITF meeting regarding Emerging Issues Task Force 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF 00-21 addresses how to account for those arrangements. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made in periods subsequent to the date of initial application of the amount of recognized revenue that was previously included in the cumulative effect adjustment. Management has determined that based on its evaluation, the adoption of EITF 00-21 did not impact the Company's financial position, results of operations or cash flows.

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

     In 2002, the Company renewed its operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. On June 30, 2003, the Company terminated the operating lease agreement and purchased the corporate campus for $93.5 million with a combination of cash and long-term debt financing through a banking affiliate of Synovus.

Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding the expected expansion of its position in the consumer card, debit card, retail card and commercial card arenas, TSYS' belief with respect to the uniqueness of the TSYS/Sears processing relationship; the projected impact of TSYS' agreement with Bank One for 2004 and 2005 and thereafter through the payment term of the license, the expected growth in net income for the year 2003, the expected completion dates for new processing systems and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income for 2003; an increase in revenues (excluding reimbursables) between 9-10%; an internal growth rate of accounts of existing clients of approximately 11%; and continued focus on expense management. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:
(i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items;
(ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) delays in converting Bank One to TSYS' platforms; (ii) TSYS is unable to modify
                                     - 43 -
its software to meet Bank One's specifications; (iii) TSYS' software is unable to operate in Bank One's operating environment; (iv) revenues are lower than anticipated; (v) adverse developments with respect to TSYS' sub-prime or retail clients; (vi) lower than anticipated internal growth rates for TSYS' existing clients; (vii) TSYS' inability to control expenses and increase market share;
(viii) TSYS' inability to successfully bring new products to market, including, but not limited to stored value products, e-commerce products, loan processing products and other processing services; (ix) the inability of TSYS to grow its business through acquisitions or successfully integrate acquisitions; (x) TSYS' inability to increase the revenues derived from international sources; (xi) adverse developments with respect to entering into contracts with new clients and retaining current clients; (xii) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xiii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (xiv) adverse developments with respect to the successful conversion of clients; (xv) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xvi) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (xvii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xviii) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xix) the costs and effects of litigation; (xx) adverse developments with respect to the credit card industry in general; (xxi) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xxii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels of consumer spending; (xxiii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxiv) hostilities increase in the Middle East or elsewhere; (xxv) Vital's earnings are lower than anticipated; and (xxvi) overall market conditions.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive income for the three months ended June 30, 2003 was $2.8 million, compared to $4.0 million for the three months ended June 30, 2002. The amount of other comprehensive income for the six months ended June 30, 2003 was $1.6 million, compared to $3.0 million for the six months ended June 30, 2002. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $78.6 million, $3.3 million, $184,000 and $10.3 million, respectively, at June 30, 2003.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the British Pound Sterling and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 points based on the intercompany loan balance of $1.3 million at June 30, 2003.

                                            --------------------------------------------------------------------------------
                                                                     Effect of Basis Point Change
                                            --------------------------------------------------------------------------------
                                                    Increase in basis point of              Decrease in basis point of
                                            -------------- ------------- -------------- ----------- ------------ -----------
                                                 100            500          1,000          100         500         1,000
                                            -------------- ------------- -------------- ----------- ------------ -----------
Effect on income before income taxes     $     (13,000)      (65,000)      (130,000)      13,000       65,000     130,000
                                            -------------- ------------- -------------- ----------- ------------ -----------

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, specifically in Euros and BPS. As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upwards or downwards depending upon the foreign currency exchange movements. The upwards or downwards adjustment is recorded as a gain or loss on foreign currency translation. As those cash accounts have increased, the upwards or downwards adjustment have increased. The majority of the translation gain of $1.2 million for the first six months of June 30, 2003 relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2003 was approximately $29.4 million, the majority of which is denominated in BPS.

                           TOTAL SYSTEM SERVICES, INC.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk (continued)

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the British Pound Sterling and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 points based on the foreign-denominated cash account balance at June 30, 2003.

                                       ---------------------------------------------------------------------------------------------
                                                                       Effect of Basis Point Change
                                       ---------------------------------------------------------------------------------------------
                                                  Increase in basis point of                     Decrease in basis point of
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
                                            100               500             1,000           100           500           1,000
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
Effect  on income  before  income
     taxes                         $        (294,000)       (1,468,000)      (2,935,000)      294,000      1,468,000      2,935,000
                                       --------------- ----------------- ---------------- ------------ -------------- --------------

     The foreign currency risks associated with other currencies is not significant.

Interest Rate Risk

     TSYS is also exposed to interest rate risk associated with the investing of available cash and the long-term debt for the financing on its campus facilities. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. At June 30, 2003, TSYS had a draw of $20.2 million on the line of credit. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

     The following represents the potential impact for twelve months on income before income taxes of hypothetical shifts in the LIBOR rate of plus or minus 100 basis points, 500 basis points and 1,000 points based on the $20.2 million long-term debt balance at June 30, 2003.

                                       ---------------------------------------------------------------------------------------------
                                                                       Effect of Basis Point Change
                                       ---------------------------------------------------------------------------------------------
                                                  Increase in basis point of                     Decrease in basis point of
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
                                            100               500             1,000           100           500           1,000
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
Effect  on income  before  income
     taxes                         $        (202,000)       (1,012,000)      (2,023,000)      202,000      1,012,000      2,023,000
                                       --------------- ----------------- ---------------- ------------ -------------- --------------


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

                           TOTAL SYSTEM SERVICES, INC.
      Item 4 - Management's Analysis of Disclosure Controls and Procedures

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as requested by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There have been no changes in TSYS' internal control over financial reporting which could materially affect, or are reasonably likely to materially affect, external control over financial reporting.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

 Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 17, 2003. There was one proposal voted on at the meeting.

     Proposal I voted on at the meeting was the election of five directors. Following is a tabulation of votes for each nominee:

                                                             VOTES                        WITHHELD AUTHORITY
                         NOMINEE                              FOR                               TO VOTE
           ------------------------------------    ---------------------------    -----------------------------
           James H. Blanchard                                     186,463,994                          764,380
           Richard Y. Bradley                                     187,088,349                          140,025
           Walter W. Driver, Jr.                                  183,153,231                        4,075,143
           Gardiner W. Garrard                                    186,971,654                          256,720
           John P. Illges, III                                    187,016,406                          211,968
           W. Walter Miller, Jr.                                  187,087,194                          141,180

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

                a) Exhibits
                    Exhibit Number          Description
                    ---------------------   ----------------------------------

                            31.1            Certification of Chief Executive
                                              Officer pursuant to Section 302
                                              of the Sarbanes-Oxley Act of 2002

                            31.2            Certification of Chief Financial
                                              Officer pursuant to Section 302
                                              of the Sarbanes-Oxley Act of 2002

                             32             Certification of Chief Executive
                                              Officer and Chief Financial
                                               Officer

                b) Forms 8-K since the previous Form 10-Q filing.

                    1. The report dated July 15, 2003 included the following
                         event:

                    On July 15, 2003, Total System Services, Inc. ("Registrant") issued a press release and held an investor call and webcast to disclose financial results for the second quarter ended June 30, 2003.

                    2. The report dated July 25, 2003 included the following
                         event:

                    On July 25, 2003, Total System Services, Inc. ("Registrant") provided additional details about its current agreement with Sears after Sears and Citicorp announced an agreement for the proposed sale by Sears to Citicorp of the Sears credit card and financial services businesses.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TOTAL SYSTEM SERVICES, INC.

 Date:  August 12, 2003                      by:  /s/ Richard W. Ussery
                                             -------------------------------
                                                 Richard W. Ussery
                                                 Chairman of the Board
                                                   and Chief Executive Officer

 Date:  August 12, 2003                      by:  /s/ James B. Lipham
                                             -------------------------------
                                                  James B. Lipham
                                                  Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                                  Exhibit Index



     Exhibit Number          Description
     --------------------    --------------------------------------------------
            31.1             Certification of Chief Executive Officer pursuant
                                to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2             Certification of Chief Financial Officer pursuant
                                to Section 302 of the Sarbanes-Oxley Act of 2002

             32              Certification of Chief Executive Officer and Chief
                                Financial Officer