Form 10-Q
period 2003-09-30
TOTAL SYSTEM SERVICES INC
filed 2003-11-13
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:           September 30, 2003
                               ------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                     OUTSTANDING AS OF: November 12, 2003
--------------------------------        ---------------------------------------
Common Stock, $.10 par value                        196,820,178

                                  T|SYS| LOGO
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
Part I. Financial Information
     Item 1. Financial Statements
        Consolidated Balance Sheets (unaudited) - September 30, 2003 and December 31, 2002 ....................    3

        Consolidated Statements of Income (unaudited) - Three and nine months ended September 30, 2003 and 2002    5

        Consolidated Statements of Cash Flows (unaudited) - Nine months ended ended September 30, 2003 and 2002    7

        Notes to Unaudited Consolidated Financial Statements ..................................................    9

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ............   20

     Item 3. Quantitative and Qualitative Disclosures About Market Risk .......................................   49

     Item 4. Management's Analysis of Disclosure Controls and Procedures ......................................   51

Part II. Other Information
     Item 6. Exhibits and Reports on Form 8-K .................................................................   52

Signatures ....................................................................................................   53

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,             December 31,
                                                                                             2003                      2002
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents (includes $15.5 million and $84.5 million on
     deposit with a related party at 2003 and 2002, respectively)                   $          55,630,502           109,171,206
  Restricted cash (includes $5.5 million and $4.0 million on deposit with a
     related party at 2003 and 2002, respectively)                                              5,575,158             4,035,052
  Accounts receivable, net of allowance for doubtful accounts and billing
     adjustments of  $9.3 million and $8.0 million at 2003 and 2002, respectively             128,420,123           121,439,387
  Deferred income tax assets                                                                   11,256,407             8,785,539
  Prepaid expenses and other current assets                                                    25,683,669            22,547,590
--------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                    226,565,859           265,978,774
Property and equipment, less accumulated depreciation and amortization of
     $131.4 million and $127.8 million at 2003 and 2002, respectively                         219,633,535           120,835,260
Computer software, less accumulated amortization of $186.3 million and $149.6
     million at 2003 and 2002, respectively                                                   211,846,433           200,297,026
Contract acquisition costs                                                                    128,231,228           123,728,968
Equity investments                                                                             61,810,154            54,181,246
Goodwill, net                                                                                  29,620,054             3,619,178
Other assets                                                                                   27,302,496            14,227,058
--------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $         905,009,759           782,867,510
                                                                                     ===========================================

                           TOTAL SYSTEM SERVICES, INC.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,             December 31,
                                                                                             2003                      2002
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $          17,064,529            10,365,836
  Accrued salaries and employee benefits                                                       28,683,215            43,314,882
  Current portion of long-term debt and obligations under capital leases
  Billings in excess of costs and profit on uncompleted contracts                              24,073,734                     -
  Other current liabilities (includes $3.3 million and $2.9 million payable to
     related parties at 2003 and 2002, respectively)                                           53,635,472            60,232,889
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                               123,745,513           113,981,717
Long-term debt and obligations under capital leases, excluding current portion                    224,230                67,354
Other accounts payable                                                                                  -               562,500
Deferred income tax liabilities                                                                88,799,575            63,306,186
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                       212,769,318           177,917,757
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                                    3,219,961             2,743,863
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000,000 shares; 197,504,087 and 197,254,087 issued at 2003 and 2002, respectively; 196,827,820 and
     197,049,470 outstanding at 2003 and 2002, respectively                                    19,750,409            19,725,409
  Additional paid-in capital                                                                   38,371,115            35,143,089
  Accumulated other comprehensive income                                                        3,145,519             1,052,897
  Treasury stock                                                                              (12,086,795)           (3,316,703)
  Retained earnings                                                                           639,840,232           549,601,198
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               689,020,480           602,205,890
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $         905,009,759           782,867,510
                                                                                     ============================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                       September 30,
                                                                                         -------------------------------------------
                                                                                                 2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Electronic payment processing services (includes $4.7 million and $5.1 million
       from related parties for 2003 and 2002, respectively)                            $        179,447,316           157,722,824
    Other services (includes $1.9 million and $1.8 million from related parties
       for 2003 and 2002, respectively)                                                           30,926,861            25,451,790
                                                                                         ------------------------------------------
         Revenues before reimbursable items                                                      210,374,177           183,174,614
    Reimbursable items (includes $2.1 million and $2.5 million from related parties
       for 2003 and 2002, respectively)                                                           55,740,647            56,432,019
                                                                                         ------------------------------------------
         Total revenues                                                                          266,114,824           239,606,633
                                                                                         ------------------------------------------

Expenses:
    Salaries and other personnel expense                                                          81,488,046            78,968,153
    Net occupancy and equipment expense                                                           51,043,016            44,666,653
    Other operating expenses (includes $2.3 million and $2.1 million to related
       parties for 2003 and 2002, respectively)                                                   28,943,581            18,939,165
    (Gain) loss on disposal of equipment, net                                                            698               (63,666)
                                                                                         ------------------------------------------
         Expenses before reimbursable items                                                      161,475,341           142,510,305
   Reimbursable items                                                                             55,740,647            56,432,019
                                                                                         ------------------------------------------
         Total expenses                                                                          217,215,988           198,942,324
                                                                                         ------------------------------------------
         Operating income                                                                         48,898,836            40,664,309
                                                                                         ------------------------------------------
Nonoperating income (expense):
    Interest income, net (includes $10,000 and $336,000 from related parties for 2003
       and 2002, respectively)                                                                       447,986               723,178
    Gain (loss) on foreign currency translation, net                                                (245,653)            2,150,244
                                                                                         ------------------------------------------
         Total nonoperating income (expense)                                                         202,333             2,873,422
                                                                                         ------------------------------------------
    Income before income taxes, minority interest and equity in income
       of joint ventures                                                                         49,101,169             43,537,731
Income taxes                                                                                      17,508,835            15,884,698
Minority interest in consolidated subsidiary's net income                                               (625)              (99,922)
Equity in income of joint ventures                                                                 3,920,480             5,262,411
                                                                                         ------------------------------------------
      Net income                                                                        $         35,512,189            32,815,522
                                                                                         ==========================================
      Basic earnings per share                                                          $               0.18                  0.17
                                                                                         ==========================================
      Diluted earnings per share                                                        $               0.18                  0.17
                                                                                         ==========================================

      Weighted average common shares outstanding                                                 196,747,867           197,049,470
      Increase due to assumed issuance of shares related to stock options outstanding                695,853               308,621
                                                                                         -------------------------------------------
      Weighted average common and common equivalent shares outstanding                           197,443,720           197,358,091
                                                                                         ===========================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                         ------------------------------------------
                                                                                                 2003                  2002
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $13.7 million and $14.2 million
       from related parties for 2003 and 2002, respectively)                              $    524,579,304           454,458,222
    Other services (includes $5.2 million and $5.2 million from related parties
       for 2003 and 2002, respectively)                                                         81,734,620            81,096,921
                                                                                         ------------------------------------------
         Revenues before reimbursable items                                                    606,313,924           535,555,143
    Reimbursable items (includes $6.8 million and $7.4 million from related parties
     for 2003 and 2002, respectively)                                                          168,852,463           173,580,235
                                                                                         ------------------------------------------
         Total revenues                                                                        775,166,387           709,135,378
                                                                                         ------------------------------------------
Expenses:
    Salaries and other personnel expense                                                       241,184,158           221,288,507
    Net occupancy and equipment expense                                                        153,069,842           130,615,183
    Other operating expenses (includes $6.8 million and $7.0 million to related
        parties for 2003 and 2002, respectively)                                                75,272,165            68,803,542
    Gain on disposal of equipment, net                                                             (34,691)              (62,073)
                                                                                         ------------------------------------------
         Expenses before reimbursable items                                                    469,491,474           420,645,159
    Reimbursable items                                                                         168,852,463           173,580,235
                                                                                         ------------------------------------------
         Total expenses                                                                        638,343,937           594,225,394
                                                                                         ------------------------------------------
         Operating income                                                                      136,822,450           114,909,984
                                                                                         ------------------------------------------
Nonoperating income (expense):
    Interest income, net (includes $494,500 and $810,000 from related parties for
       2003 and 2002, respectively)                                                              2,299,359             2,080,205
    Gain on foreign currency translation, net                                                      915,949             2,146,664
                                                                                         ------------------------------------------
         Total nonoperating income (expense)                                                     3,215,308             4,226,869
                                                                                         ------------------------------------------
    Income before income taxes, minority interest and equity in income
       of joint ventures                                                                       140,037,758           119,136,853
Income taxes                                                                                    51,130,954            43,295,312
Minority interest in consolidated subsidiary's net income                                         (260,400)             (132,741)
Equity in income of joint ventures                                                              12,908,774            14,640,502
                                                                                         ------------------------------------------
      Net income                                                                        $      101,555,178            90,349,302
                                                                                         ==========================================
      Basic earnings per share                                                          $             0.52                  0.46
                                                                                         ==========================================
      Diluted earnings per share                                                        $             0.51                  0.46
                                                                                         ==========================================
      Weighted average common shares outstanding                                               196,832,455           197,005,655
      Increase due to assumed issuance of shares related to stock options outstanding              493,589               605,903
                                                                                         ------------------------------------------
      Weighted average common and common equivalent shares outstanding                         197,326,044           197,611,558
                                                                                         ==========================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                         ------------------------------------------
                                                                                                 2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                                          $        101,555,178          90,349,302
       Adjustments to reconcile net income to net cash provided by operating
         Minority interest in consolidated subsidiary's net income                                   260,400             132,741
         Gain on foreign currency translation, net                                                 (915,949)          (2,146,664)
         Equity in income of joint ventures                                                     (12,908,774)         (14,640,502)
         Depreciation and amortization                                                            71,057,442          52,884,204
         Charges for bad debt and billing adjustments                                              1,892,186           3,405,410
         Charges for transaction processing                                                        3,093,682           5,665,643
         Deferred income tax expense                                                              21,247,862           2,331,917
         Gain on disposal of equipment, net                                                          (34,691)            (62,073)
    (Increase) decrease in:
       Accounts receivable                                                                        (3,949,898)         (6,215,363)
       Prepaid expenses and other assets                                                          (8,317,230)          2,924,735
    Increase (decrease) in:
       Accounts payable                                                                            3,710,373         (14,374,422)
       Accrued salaries and employee benefits                                                    (14,659,464)         (2,639,309)
       Billings in excess of costs and profit on uncompleted contracts                            24,073,734                   -
       Other current liabilities                                                                 (16,398,801)         20,555,685
                                                                                         ------------------------------------------
           Net cash provided by operating activities                                             169,706,050         138,171,304
                                                                                         ------------------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                          (113,516,913)        (12,983,076)
    Additions to purchased computer software                                                     (35,681,694)        (22,658,928)
    Additions to internally developed computer software                                          (13,945,410)        (21,572,646)
    Proceeds from disposal of equipment                                                               68,093              72,540
    Cash acquired in acquisition                                                                   4,442,163           2,858,384
    Cash used in acquisition                                                                     (36,000,000)                  -
    Dividends received from joint ventures                                                         5,277,523          17,855,119
    Increase in contract acquisition costs                                                       (17,903,802)        (34,316,924)
                                                                                         ------------------------------------------
           Net cash used in investing activities                                                (207,260,040)        (70,745,531)
                                                                                         ------------------------------------------

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                         ------------------------------------------
                                                                                                 2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Purchase of common stock                                                                      (9,485,289)                  -
    Proceeds from issuance of long-term debt                                                      20,233,983                   -
    Principal payments on long-term debt                                                         (20,233,983)                  -
    Principal payments on capital lease obligations                                                 (147,519)            (84,377)
    Dividends paid on common stock                                                               (10,828,295)         (9,324,147)
    Proceeds from exercise of stock options                                                        3,929,297             204,550
                                                                                         ------------------------------------------
           Net cash used in financing activities                                                 (16,531,806)         (9,203,974)
                                                                                         ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                         545,092          (1,285,864)
                                                                                         ------------------------------------------
           Net (decrease) increase in cash and cash equivalents                         $        (53,540,704)         56,935,935
Cash and cash equivalents at beginning of year                                                   109,171,206          58,658,500
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                              $         55,630,502         115,594,435
                                                                                         ==========================================
    Cash paid for interest                                                              $             65,520              27,002
                                                                                         ==========================================
    Cash paid for income taxes (net of refunds received)                                $         42,463,234          25,842,373
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


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation
     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R) and the Company); its wholly owned subsidiaries, Columbus Depot Equipment Company(SM) (CDEC(SM)), Columbus Productions, Inc.(SM) (CPI), TSYS Canada, Inc.(SM) (TCI), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Japan Co., Ltd. (Japan Co.), Enhancement Services Corporation (ESC) and TSYS Technology Center, Inc.
(TTC);  and its majority owned foreign  subsidiary,  GP Network  Corporation (GP
Net).

     These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company's 2002 annual report previously filed on Form 10-K. Results of interim periods are not necessarily indicative of results to be expected for the year.

Note 2 - Supplementary Balance Sheet Information

     Cash and cash equivalent balances are summarized as follows:

                                                               September 30, 2003            December 31, 2002
                                                            --------------------------   --------------------------
        Cash and cash equivalents in domestic accounts     $             15,577,640     $            84,462,671
        Cash and cash equivalents in foreign accounts                    40,052,862                   24,708,535
                                                            --------------------------   --------------------------
            Total                                          $             55,630,502     $            109,171,206
                                                            ==========================   ==========================

     The Company maintains accounts denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars and Japanese Yen.

     Significant components of prepaid expenses and other current assets are summarized as follows:

                                                                 September 30,2003               December 31, 2002
                                                              -------------------------   ---------------------------
          Prepaid expenses                                   $             7,650,587     $               8,228,801
          Other                                                           18,033,082                    14,318,789
                                                              -------------------------   ---------------------------
              Total                                          $            25,683,669     $              22,547,590
                                                              =========================   ===========================

     Significant components of contract acquisition costs are summarized as follows:

                                                                 September 30, 2003           December 31, 2002
                                                              -------------------------   ---------------------------
          Payments for processing rights, net                $            85,672,776     $              89,740,749
          Conversion costs, net                                           42,558,452                    33,988,219
                                                              -------------------------   ---------------------------
              Total                                          $           128,231,228     $             123,728,968
                                                              =========================   ===========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.4 million and $2.7 million for the three months ended September 30, 2003 and 2002, respectively. Amortization related to payments for processing rights was $9.7 million and $7.7 million for the nine months ended September 30, 2003 and 2002, respectively.

     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $2.2 million and $947,000 for the three months ended September 30, 2003 and 2002, respectively. Amortization expense related to conversion costs, which is recorded in other operating expenses, was $5.0 million and $2.5 million for the nine months ended September 30, 2003 and 2002, respectively.

     Significant components of other current liabilities are summarized as follows:

                                                                 September 30, 2003            December 31, 2002
                                                              -------------------------   -----------------------------
           Accrued expenses                                  $             20,480,385    $                16,590,984
           Customer postage deposits                                       12,900,600                     16,054,531
           Deferred revenues                                               11,153,313                      8,552,131
            Other                                                           9,101,174                     19,035,243
                                                              -------------------------   -----------------------------
              Total                                          $             53,635,472    $                60,232,889
                                                              =========================   =============================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended September 30 is as follows:

                                                                         2003                         2002
                                                               --------------------------   --------------------------
         Net income                                           $             35,512,189     $             32,815,522
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                   469,522                       70,458
                                                               --------------------------   --------------------------
         Comprehensive income                                 $             35,981,711     $             32,885,980
                                                               ==========================   ==========================

     Comprehensive income for the nine months ended September 30 is as follows:

                                                                         2003                         2002
                                                               --------------------------   --------------------------
         Net income                                           $            101,555,178     $             90,349,302
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                 2,092,622                    3,072,954
                                                               --------------------------   --------------------------
         Comprehensive income                                 $            103,647,800     $             93,422,256
                                                               ==========================   ==========================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

                                     Balance at December 31,       Pretax                                Balance at
                                               2002                amount         Tax effect         September 30, 2003
--------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                             $1,052,897            3,399,727       (1,307,105)           $3,145,519
                                    ======================================================================================

Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS No.
131). The Company's segment information reflects the information that the chief operating decision makers (CODMs) use to make resource allocation and strategic decisions. The CODMs at TSYS consist of the chief executive officer, the president and the four executive vice presidents.

     Through online accounting and electronic payment processing systems, Total System Services, Inc. provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and the Caribbean. The reportable units are segmented based upon geographic locations. Domestic-based processing services include electronic payment processing services and other services provided from the United States. Domestic-based processing services segment includes the financial results of TSYS, excluding its foreign branch offices, and including the following subsidiaries: CDEC, CPI, TDM, ProCard, ESC and TTC. International-based processing services include electronic payment processing and other services provided outside the United States. International-based processing services include the financial results of TCI, GP Net, Japan Co. and TSYS' branch offices in Europe and Japan.

                                                               Domestic-based           International-based
Operating Segments                                          processing services         processing services           Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
At September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                    $            899,842,955                 127,098,376     $    1,026,941,331
Intersegment eliminations                                          (121,931,572)                         -            (121,931,572)
                                                        -------------------------  -------------------------     ------------------
Total assets                                           $            777,911,383                 127,098,376     $      905,009,759
                                                        =========================  =========================     ==================

-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                    $            777,509,354                  92,145,647     $      869,655,001
Intersegment eliminations                                           (86,787,491)                          -            (86,787,491)
                                                        -------------------------  -------------------------     ------------------
Total assets                                           $            690,721,863                  92,145,647     $      782,867,510
                                                        =========================  =========================     ==================

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                                  $            246,191,840                  20,425,010      $     266,616,850
Intersegment revenue                                                     (1,895)                   (500,131)              (502,026)
                                                        -------------------------  -------------------------     ------------------
Total revenue                                          $            246,189,945                  19,924,879      $     266,114,824
                                                        =========================  =========================     ==================
Depreciation and amortization                          $             22,308,111                   3,151,751      $      25,459,862
                                                        =========================  =========================     ==================
Segment operating income                               $             47,586,835                   1,312,001      $      48,898,836
                                                        =========================  =========================     ==================
Income taxes                                           $             16,634,551                     874,284      $      17,508,835
                                                        =========================  =========================     ==================
Equity in income of joint ventures                     $              3,619,673                    300,807       $       3,920,480
                                                        =========================  =========================     ==================
Net income                                             $             35,127,911                    384,278       $      35,512,189
                                                        =========================  =========================     ==================

                                                            Domestic-based           International-based
Operating Segments                                       processing services         processing services             Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                                    $          223,372,672                 16,701,468    $        240,074,140
Intersegment revenue                                                   (181,150)                  (286,357)               (467,507)
                                                          -----------------------  -------------------------    -------------------
Total revenue                                            $          223,191,522                 16,415,111    $        239,606,633
                                                          =======================  =========================    ===================
Depreciation and amortization                            $           15,846,540                  2,276,940    $         18,123,480
                                                          =======================  =========================    ===================
Segment operating income                                 $           40,131,744                    532,565    $         40,664,309
                                                          =======================  =========================    ===================
Income taxes                                             $           15,014,685                    870,013    $         15,884,698
                                                          =======================  =========================    ===================
Equity in income of joint ventures                       $            5,044,508                    217,903    $          5,262,411
                                                          =======================  =========================    ===================
Net income                                               $           31,292,983                  1,522,539    $         32,815,522
                                                          =======================  =========================    ===================

-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                                    $          717,159,615                 59,620,269    $        776,779,884
Intersegment revenue                                                     (4,685)                (1,608,812)             (1,613,497)
                                                          -----------------------  -------------------------    -------------------
Total revenue                                            $          717,154,930                 58,011,457    $        775,166,387
                                                          =======================  =========================    ===================
Depreciation and amortization                            $           62,856,196                  8,201,246    $         71,057,442
                                                          =======================  =========================    ===================
Segment operating income                                 $          130,552,797                  6,269,653    $        136,822,450
                                                          =======================  =========================    ===================
Income taxes                                             $           48,263,995                  2,866,959    $         51,130,954
                                                          =======================  =========================    ===================
Equity in income of joint ventures                       $           12,111,562                    797,212    $         12,908,774
                                                          =======================  =========================    ===================
Net income                                               $           98,115,199                  3,439,979    $        101,555,178
                                                          =======================  =========================    ===================

-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September  30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                                    $          662,255,488                 48,444,035    $        710,699,523
Intersegment revenue                                                   (488,319)                (1,075,826)             (1,564,145)
                                                          -----------------------  -------------------------    -------------------
Total revenue                                            $          661,767,169                 47,368,209    $        709,135,378
                                                          =======================  =========================    ===================
Depreciation and amortization                            $           46,518,965                  6,365,239    $         52,884,204
                                                          =======================  =========================    ===================
Segment operating income                                 $          113,236,115                  1,673,869    $        114,909,984
                                                          =======================  =========================    ===================
Income taxes                                             $           41,648,604                  1,646,708    $         43,295,312
                                                          =======================  =========================    ===================
Equity in income of joint ventures                       $           13,961,588                    678,914    $         14,640,502
                                                          =======================  =========================    ===================
Net income                                               $           87,853,692                  2,495,610    $         90,349,302
                                                          =======================  =========================    ===================

     Revenues for domestic-based processing services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues from international-based processing services include electronic payment processing and other services provided outside the United States to clients domiciled mainly outside the United States.

     The following geographic area data represent revenues for the three and nine months ended September 30, 2003 and 2002, respectively, based on the domicile of customers.

                                         Three Months Ended                           Nine Months Ended
                                            September 30,                               September 30,
                                   ------------------------------------------ -------------------------------------
   (Dollars in millions)                 2003                2002                  2003               2002
-------------------------------------------------------------------------------------------------------------------
United States                   $             214.7                203.1                632.5               606.4
Canada                                         20.1                 12.3                 55.2                33.4
Europe                                         16.9                 13.7                 49.2                39.8
Mexico                                         10.7                  7.3                 27.8                20.4
Japan                                           3.0                  2.7                  8.7                 7.6
Other                                           0.7                  0.5                  1.8                 1.5
                                   ----------------- ---------------------    ---------------- --------------------
    Totals                      $             266.1                239.6                775.2               709.1
                                   ================= =====================    ================ ====================

     The Company maintains property and equipment in the United States, Europe, Canada and Japan. The following geographic area data represent net property and equipment balances by region:

                                                            At September 30,              At December 31,
                   (Dollars in millions)                          2003                          2002
                                                        --------------------------  -----------------------------
                   United States                       $                   190.7                           97.0
                   Europe                                                   26.7                           22.1
                   Japan                                                     2.0                            1.6
                   Canada                                                    0.2                            0.1
                                                        --------------------------  -----------------------------
                       Totals                          $                   219.6                          120.8
                                                        ==========================  =============================

Major Customers

     For the three months ended September 30, 2003, the Company had one major customer which accounted for approximately 17.5%, or $46.5 million, of total revenues. For the three months ended September 30, 2002, TSYS had two major customers that accounted for 31.0%, or $74.2 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based processing services segment.

                                                           Three Months Ended September 30,
                                   ---------------------------------------------------------------------------------
                                                        2003                                   2002
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  -------------------------------------
  Customer One                         $        46.5             17.5   %    $          42.7            17.8     %
  Customer Two                                    na               na                   31.5            13.2
                                        -------------------------------        -------------------------------
      Totals                           $        46.5             17.5   %    $          74.2            31.0     %
                                        ===============================        ===============================

na = not applicable. Client's revenues represent less than 10% of total consolidated revenue.

     For the nine months ended September 30, 2003, the Company had two major customers which accounted for approximately 29.1%, or $225.8 million, of total revenues. For the nine months ended September 30, 2002, TSYS had two major customers that accounted for 32.9%, or $233.7 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based processing services segment.

                                                           Nine Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                                        2003                                   2002
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (Dollars in millions)                      Dollars         Revenues                Dollars        Revenues
                                        -------------------------------------  -------------------------------------
  Customer One                         $       142.5             18.4   %    $         133.5            18.8     %
    Customer Two                                83.3             10.7                  100.2            14.1
                                        -------------------------------        -------------------------------
      Totals                           $       225.8             29.1   %    $         233.7            32.9     %
                                        ===============================        ===============================

Note 5 - Stock-Based Compensation

     The Company maintains stock-based compensation plans for purposes of incenting and retaining employees. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, TSYS does not recognize compensation expense for a stock option grant if the exercise price is equal to or greater than the fair market value of the common stock on the grant date.

     The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.

                                                                  September 30, 2003             September 30, 2002
                                                               --------------------------   -----------------------------
           Net income, as reported                            $             35,512,189     $                32,815,522
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                            1,237,808                       1,647,008
                                                               --------------------------   -----------------------------
          Net income, as adjusted                             $             34,274,381     $                31,168,514
                                                               ==========================   =============================
          Earnings per share:
             Basic - as reported                              $                   0.18     $                      0.17
                                                               ==========================   =============================
             Basic - as adjusted                              $                   0.17     $                      0.16
                                                               ==========================   =============================
             Diluted - as reported                            $                   0.18     $                      0.17
                                                               ==========================   =============================
             Diluted - as adjusted                            $                   0.17     $                      0.16
                                                               ==========================   =============================

     The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted in the form of TSYS and Synovus stock options.

                                                                  September 30, 2003             September 30, 2002
                                                               --------------------------   -----------------------------
           Net income, as reported                            $            101,555,178     $                90,349,302
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                            3,678,919                       4,879,416
                                                               --------------------------   -----------------------------
          Net income, as adjusted                             $             97,876,259     $                85,469,886
                                                               ==========================   =============================
          Earnings per share:
             Basic - as reported                              $                   0.52     $                      0.46
                                                               ==========================   =============================
             Basic - as adjusted                              $                   0.50     $                      0.43
                                                               ==========================   =============================
             Diluted - as reported                            $                   0.51     $                      0.46
                                                               ==========================   =============================
             Diluted - as adjusted                            $                   0.50     $                      0.43
                                                               ==========================   =============================

Note 6 - Long-Term Debt

     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At September 30, 2003, TSYS did not have an outstanding balance on the line of credit.

Note 7 - Supplementary Cash Flow Information

     Cash used for contract acquisition costs for the nine months ended September 30, 2003 and 2002 are summarized as follows:

                                                                 September 30, 2003            September 30, 2002
                                                              -------------------------   -----------------------------
           Conversion costs                                  $            13,403,802     $                22,941,138
           Payments for processing rights                                  4,500,000                      11,375,786
                                                              -------------------------   -----------------------------
              Total                                          $            17,903,802     $                34,316,924
                                                              =========================   =============================

Note 8 - Synthetic Lease

     In 1997, the Company entered into an operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. The business purpose of the SPE was to provide a means of financing the Company's corporate campus. The assets and liabilities of the SPE consisted solely of the cost of the building and loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt included on the financial statements of the SPE both approximated $93.5 million. The lease, which was guaranteed by Synovus, provided for substantial residual value guarantees. The amount of the Company's residual value guarantee relative to the assets under this lease was approximately $81.4 million. In accordance with generally accepted accounting principles, no asset or obligation was recorded on the Company's consolidated balance sheets.

     The terms of this lease financing arrangement required, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS was also subject to interest rate risk associated with the lease because of the short-term variable rate nature of the SPE's debt.

     In 2002, the Company extended its operating lease agreement with the SPE for the Company's corporate campus for one year. On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. If the synthetic lease had not been terminated, Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," would require TSYS to consolidate the SPE effective with the first reporting period ending after December 15, 2003.

     On June 30, 2003, the Company terminated the operating lease agreement and purchased the corporate campus for $93.5 million with a combination of $73.3 million in cash and funds from a long-term line of credit through a banking affiliate of Synovus, which is discussed in Note 6 - Long-Term Debt.

Note 9 - Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company must also record a corresponding asset that depreciates over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued Statement No. 146 (SFAS No. 146),"Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company's financial position, results of operations or cash flows.

     At the November 21, 2002 Emerging Issues Task Force (EITF) meeting, the Task Force ratified as a consensus the tentative conclusions it reached at the October 25, 2002 EITF meeting regarding Emerging Issues Task Force No. 00-21 (EITF No. 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF No. 00-21 addresses how to account for those arrangements. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made in periods subsequent to the date of initial application of the amount of recognized revenue that was previously included in the cumulative effect adjustment. The adoption of EITF No. 00-21 did not significantly impact the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required beginning with the fiscal year ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises such as the Company with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise in the first reporting period after December 15, 2003. A detailed discussion of TSYS' synthetic lease for its corporate campus and subsequent termination of the lease in 2003 is provided in
Note 8 - Synthetic Lease.

     In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement will be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not impact the Company's financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not impact the Company's financial position, results of operations or cash flows.

Note 10 - Acquisition

     On April 28, 2003, TSYS completed the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. The Company has allocated approximately $26.0 million to goodwill, approximately $8.2 million to intangibles and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS' processing services by adding distinct value differentiation for TSYS and its clients. ESC operates as a separate subsidiary of TSYS.

     Presented below are the pro forma consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, as though the acquisition of ESC had occurred on January 1 with respect to the nine month periods and on July 1 with respect to the three month period ended September 30, 2002.

(Dollars in thousands, except per                   Three Months Ended                      Nine Months Ended
share data)                                            September 30,                          September 30,
------------------------------------- --- ---------------------------------------- -----------------------------------
                                                2003                 2002                2003              2002
------------------------------------- --- ------------------ --------------------- ------------------ ----------------
Revenues                               $            266,115               242,972            780,420          717,756
Net income                                           35,512                33,274            102,173           90,466
Basic earnings per share                               0.18                  0.17               0.52             0.46
Diluted earnings per share                             0.18                  0.17               0.52             0.46

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

Critical Accounting Policies and Estimates
TSYS' (The Company's) financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed.

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

     The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts.

A summary of the Company's critical accounting policies follows:

Revenue Recognition: The Company's electronic payment processing revenues are derived from long-term processing contracts with financial and nonfinancial institutions and are recognized as the services are performed. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual revenue minimums. The original terms of processing contracts generally range from three to ten years in length.

     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. Under the long term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years beginning in mid 2004 (excluding statement and card production services), and then TSYS will license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. The Company uses the percentage-of-completion accounting method for its agreement with Bank One.

     The Company's other service revenues are derived from recovery collections work, bankruptcy process management, legal account management, skip tracing, commercial printing activities and customer relationship management services, such as call center activities for card activation and balance transfer requests. The contract terms for these services are generally shorter term in nature as compared with the Company's long-term processing contracts. Revenue is recognized on these other services either on a per unit or a fixed price basis. The Company uses the percentage-of-completion method of accounting for its fixed price contracts.

Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts and billing adjustments of $9.3 million and $8.0 million at September 30, 2003 and December 31, 2002, respectively. The allowance represents 6.8% and 6.2% of total accounts receivable at September 30, 2003 and December 31, 2002, respectively. TSYS' client base mainly consists of financial institutions and other card issuers such as retailers. A substantial amount of the Company's accounts receivable balances are current, and the average number of days sales outstanding in accounts receivable at September 30, 2003 and December 31, 2002 was 47 days and 49 days, respectively. Because TSYS invoices clients for services monthly in arrears, accounts receivable includes one month of service billings not yet invoiced.

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

Contract Acquisition Costs: The Company capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion costs, are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted and producing revenues. All costs incurred prior to a signed agreement are expensed as incurred.

     The amortization of contract acquisition costs associated with cash payments is recorded as a reduction of revenues in the Company's consolidated statements of income. The amortization of contract acquisition costs associated with conversion activity is recorded as other operating expenses in the Company's consolidated statements of income. The Company evaluates the carrying value of contract acquisition costs for impairment for each customer on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.

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

Goodwill: Goodwill results from the excess of cost over the fair value of net assets of businesses acquired. In July 2001, the FASB issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

     SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 January 1, 2002.

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

Vital Restricted Units
     In 2000, the Board of Directors of Vital approved a plan to allow its owners to set aside 2 million units of the 100 million units held by the owners to make awards to key management of Visa and TSYS. In June 2000, TSYS awarded six of its key executives an aggregate of 800,000 Vital restricted stock units for their role in the development, growth and success of Vital. The units were to vest over a 36-month cliff-vesting schedule. The award of 800,000 units was made to incent key executives to continue to grow and develop Vital.

     In connection with the termination of Vital's stock-based compensation plans, TSYS, with approval from the Compensation Committee, repurchased the Vital restricted units from the Company's six key executives in June 2003. The purchase price for the restricted shares of $3.85 per unit was based upon an independent, third party valuation of Vital conducted as of May 31, 2003. The Company recognized compensation expense throughout the entire vesting period. Semiannually, the Company received an independent third party evaluation of Vital throughout the vesting period and adjusted compensation expense accordingly. Through December 2002, the Company recognized $3.0 million as compensation expense. After adjusting for the updated evaluation in 2003, TSYS recognized $80,000 as compensation expense in 2003.

Lease Guarantee
     To assist Vital in leasing its corporate facility, the Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at September 30, 2003 is $5.6 million. If Vital fails to perform its obligations with regard to the lease, TSYS and Visa will be required to perform in the same manner and to same extent as is required by Vital.

Line of Credit
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes covenants requiring the Company to maintain certain minimum financial ratios. At September 30, 2003, TSYS did not have an outstanding balance on the line of credit. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

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

Synthetic Lease: In 1997, the Company entered into an operating lease agreement with a special purpose entity (SPE) for the Company's corporate campus. The business purpose of the SPE was to provide a means of financing the Company's corporate campus. The assets and liabilities of the SPE consisted solely of the cost of the building and loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt included on the financial statements of the SPE both approximated $93.5 million. The lease, which was guaranteed by Synovus, provided for substantial residual value guarantees. The amount of the Company's residual value guarantee relative to the assets under this lease was approximately $81.4 million. In accordance with generally accepted accounting principles, no asset or obligation was recorded on the Company's consolidated balance sheets.

     The terms of this lease financing arrangement required, among other things, that the Company maintain certain minimum financial ratios and provide certain information to the lessor. TSYS was also subject to interest rate risk associated with the lease because of the short-term variable rate nature of the SPE's debt.

     In 2002, the Company extended its operating lease agreement with the SPE for the Company's corporate campus for one year. On April 30, 2003, the Company provided written notice that it intended to terminate the lease agreement for the Company's corporate campus. If the synthetic lease had not been terminated, Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," would require TSYS to consolidate the SPE effective with the reporting period beginning July 1, 2003.

     On June 30, 2003, the Company terminated the operating lease agreement and purchased the corporate campus for $93.5 million with a combination of $73.3 million in cash and funds from a long-term line of credit through a banking affiliate of Synovus, which is discussed in the Related Party Transactions on page 24.

     As a result of the purchase, net occupancy and equipment expense is not expected to increase because the increase of approximately $2.6 million annually for depreciation of the building and related equipment will be offset by the decrease in annual rent expense related to the lease. Interest income, net will be negatively impacted as a result of purchasing the campus.

     At September 30, 2003, the Company did not have any synthetic lease agreements.

Results of Operations
     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30, 2003 and 2002:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                                2003             2002            2003 vs. 2002
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    67.5  %         65.8  %            13.8  %
       Other services                                            11.6            10.6               21.5
                                                           -------------      ----------
          Revenues before reimbursable items                     79.1            76.4               14.9
       Reimbursable items                                        20.9            23.6               (1.2)
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               11.1
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      30.6            33.0                3.2
       Net occupancy and equipment expense                       19.2            18.6               14.3
       Other operating expenses                                  10.9             7.8               52.8
                                                           -------------      ----------
           Expenses before reimbursable items                    60.7            59.4               13.3
       Reimbursable items                                        20.9            23.6               (1.2)
                                                           -------------      ----------
           Total expenses                                        81.6            83.0                9.2
                                                           -------------      ----------
           Operating income                                      18.4            17.0               20.2
     Nonoperating income                                          0.1             1.2             (93.0)
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             18.5            18.2               12.8

     Income taxes                                                 6.6             6.6               10.2

     Minority  interest in  consolidated  subsidiary's  net      (0.0)           (0.0)                nm
     Equity in income of joint ventures                           1.4             2.2              (25.5)
                                                           -------------      ----------
     Net income                                                  13.3  %         13.8  %             8.2  %
                                                           =============      ==========

nm = not meaningful

     The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30, 2003 and 2002:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                                                           -------------------------
                                                           -----------------------------
                                                               2003             2002            2003 vs. 2002
                                                           -------------      ----------   -------------------------
     Revenues:
       Electronic payment processing services                    67.7  %         64.1  %           15.4  %
       Other services                                            10.5            11.4
                                                                                                    0.8
                                                           -------------      ----------
          Revenues before reimbursable items                     78.2            75.5              13.2
       Reimbursable items                                        21.8            24.5              (2.7)
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               9.3
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      31.1            31.2               9.0
       Net occupancy and equipment expense                       19.7            18.4              17.2
       Other operating expenses                                   9.7             9.7               9.4
                                                           -------------      ----------
           Expenses before reimbursable items                    60.5            59.3              11.6
       Reimbursable items                                        21.8            24.5              (2.7)
                                                           -------------      ----------
           Total expenses                                        82.3            83.8               7.4
                                                           -------------      ----------
           Operating income                                      17.7            16.2              19.1
     Nonoperating income                                          0.4             0.6             (23.9)
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             18.1            16.8              17.5

     Income taxes                                                 6.6             6.1              18.1
     Minority  interest in  consolidated  subsidiary's  net      (0.1)           (0.1)               nm
     Equity in income of joint ventures                           1.7             2.1             (11.8)
                                                           -------------      ----------
     Net income                                                  13.1  %         12.7  %           12.4   %
                                                           =============      ==========

nm = not meaningful


     Revenues TSYS' revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean and Europe. The Company currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Net, and in the United States through its joint venture, Vital. Total revenues increased $26.5 million and $66.0 million, or 11.1% and 9.3%, during the three and nine months ended September 30, 2003, compared to the same periods in 2002. Excluding reimbursable items, revenues increased $27.2 million and $70.8 million, or 14.9% and 13.2%, during the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.

Electronic Payment Processing Services
     Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $21.7 million and $70.1 million, or 13.8% and 15.4%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.

     Due to the seasonal nature of credit card transactions, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or a decline in card portfolios of existing clients, the conversion of cardholder accounts of new clients to the Company's processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor, among others, which may affect TSYS' revenues and results of operations from time to time, is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor.

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

     AOF by Type                                September 30, 2003             September 30, 2002
     -----------------------------------    ----------------------------    --------------------------
      (in millions)                              AOF             %               AOF           %               % Change
                                            ------------- --------------    ------------ -------------     ----------------
     Consumer                                      142.2           53.1           131.0          55.6                8.6
     Retail                                         83.7           31.3            75.4          32.0               11.0
     Commercial                                     21.0            7.8            19.4           8.2                8.1
     Debit/stored value                              7.9            2.9             6.0           2.5               31.9
     Government services/EBT                        13.1            4.9             4.0            1.7                nm
     -----------------------------------    ------------- --------------    ------------ -------------
         Total                                     267.9          100.0           235.8         100.0               13.6
                                            ============= ==============    ============ =============

          nm = not meaningful

     Average cardholder accounts on file for the three months ended September 30, 2003 were 265.9 million, an increase of approximately 14.7% over the average of 231.8 million for the same period in 2002. Average cardholder accounts on file for the nine months ended September 30, 2003 were 259.6 million, an increase of approximately 13.7% over the average of 228.4 million for the same period in 2002. Cardholder accounts on file at September 30, 2003 were 267.9 million, a 13.6% increase compared to the 235.8 million accounts on file at September 30, 2002. The change in cardholder accounts on file from September 2002 to September 2003 included the deconversion and purging of 12.7 million accounts, the addition of approximately 25.1 million accounts attributable to the internal growth of existing clients, and approximately 19.7 million accounts for new clients.

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

     In March 2003, Sears announced that it was evaluating strategic alternatives for the company's private label and MasterCard portfolio. In July, Sears and Citigroup announced an agreement for the proposed sale by Sears to Citigroup of the Sears credit card and financial services businesses by the end of 2003. Sears and Citigroup are both customers of TSYS, and TSYS considers its relationships with both companies to be very positive.

     TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than
79.9 million Sears accounts. The TSYS/Sears processing agreement as it relates to the Sears retail and MasterCard portfolios expires on April 30, 2010. During the nine-month period ended September 30, 2003, TSYS' revenues from the TSYS/Sears agreement represented 6.3% of TSYS' consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. This termination fee is not fixed, but is reduced annually the closer the termination date is to the expiration date of the agreement. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS will be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee.

     At this point in time, TSYS is discussing with Citigroup Citigroup's future plans for the Sears portfolios. TSYS believes that many aspects of the TSYS/Sears processing agreement are unique to its relationship with Sears, and TSYS intends to address those issues in future conversations and negotiations with Citigroup. The impact of the proposed transaction between Sears and Citigroup on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

     TSYS has a dominant market share position in the domestic Visa and MasterCard commercial card-processing arena. Future growth in this area is dependent upon increased card activity with more purchasing by businesses being transacted electronically and additional firms realizing the benefits of converting their paper-based purchasing systems to electronic transactions using commercial cards.

     In April 2002, the Company announced that it had entered into a five-year agreement with Accenture to provide processing services for the U.S. Department of Education. TSYS began processing all student loan originations for the Department of Education on April 26, 2002, and was processing 12.9 million student loan accounts at September 30, 2003.

     TSYS processes debit and stored value cards. At September 30, 2003, TSYS was processing 7.9 million debit and stored value accounts, a 31.9% increase, or
1.9 million accounts, compared to 6.0 million at September 30, 2002. The majority of the increase relates to one client adding approximately 1.3 million stored value accounts.

     TSYS provides processing services to its clients worldwide. TSYS plans to continue to expand its service offerings to other countries in the future. The following table summarizes TSYS' AOF by area based on the domicile of processing clients as of:

      AOF by Area                              September 30, 2003           September 30, 2002
      ----------------------------------  ----------------------------------------------------------
      (in millions)                               AOF            %            AOF            %              % Change
                                          ----------------------------------------------------------------------------
      Domestic                                        221.9       82.8           206.5         87.6             7.5
      Foreign                                          46.0       17.2            29.3         12.4            56.9
      ----------------------------------  ----------------------------------------------------------
          Total                                       267.9      100.0           235.8        100.0            13.6
                                          ==========================================================

     The Company's electronic payment processing services revenues are also impacted by the use of optional value added products and services of TSYS' processing systems. Value added products and services are optional features each client can choose to subscribe to in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease over time as clients subscribe to or cancel these services.

     For the three months ended September 30, 2003 and 2002, value added products and services represented 14.0% and 13.1%, or $37.1 million and $31.3 million, of total revenues, respectively. Revenues from value added products and services, which include some reimbursable items paid to third-party vendors, increased 18.6%, or $5.8 million, for the three months ended September 30, 2003, compared to the same period in 2002.

     For the nine months ended September 30, 2003 and 2002, value added products and services represented 14.0% and 12.5%, or $108.5 million and $88.5 million, of total revenues, respectively. Revenues from value added products and services, which include some reimbursable items paid to third-party vendors, increased 22.6%, or $20.0 million, for the nine months ended September 30, 2003, compared to the same period in 2002.

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



Other Services

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services increased $5.5 million, or 21.5%, in the third quarter of 2003, compared to the third quarter of 2002. Revenues from other services increased $638,000, or 0.8%, for the first nine months of 2003, compared to the same period in 2002. During the third quarter of 2003, other service revenues increased as a result of increased debt collection services performed by TSYS Total Debt Management, Inc. On a year-to-date basis, this increase was offset by the decline in call center and business process management revenues related to decreased business from a client in the subprime credit business and the loss of business of a major airline client.

     On April 28, 2003, TSYS completed the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients. For the three months and nine months ended September 30, 2003, TSYS' revenues include $4.1 million and $7.2 million, respectively, related to ESC's revenues and are included in other services.

Major Customers
     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended September 30, 2003, the Company had one major customer. The major customer for the quarter ended September 30, 2003 accounted for approximately 17.5%, or $46.5 million, of total revenues. For the three months ended September 30, 2002, TSYS had two major customers that accounted for 31.0%, or $74.2 million, of total revenues. The loss of one of the Company's major customers, or other significant clients, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     For the nine months ended September 30, 2003, the Company had two major customers. The two major customers for the nine months ended September 30, 2003 accounted for approximately 29.1%, or $225.8 million, of total revenues. For the nine months ended September 30, 2002, TSYS had two major customers that accounted for 32.9%, or $233.7 million, of total revenues. The loss of one of the Company's major customers, or other significant clients, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Reimbursable Items
     Reimbursable items decreased $691,000 and $4.7 million, or 1.2% and 2.7%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods last year. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage. The decrease in 2003 is related to services provided to a major client that mailed fewer statements in 2003 compared to 2002, and therefore required less postage.

Operating Expenses
     Total expenses increased 9.2% and 7.4% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Excluding reimbursable items, total expenses increased 13.3% and 11.6% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increases in operating expenses are attributable to changes in each of the expense categories as described below.

     Salaries and other personnel expenses increased $2.5 million and $19.9 million, or 3.2% and 9.0%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. These increases were offset during the quarter with a reduction in the accrual for performance-based incentive benefits. The average number of employees in the third quarter of 2003 increased to 5,607, which increased 7.6%, compared to 5,210 in the same period in 2002. The average number of employees for the first nine months of 2003 increased to 5,348, which increased 1.5% compared to 5,268 in the same period in 2002. During the second quarter, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly- owned subsidiary named TSYS Technology Center, Inc. (TTC) in Boise, Idaho. Initially employing 77 team members, the TTC team members will support technology efforts throughout TSYS, including government services, customer care, programming, and systems development. At October 31, 2003, TSYS had 5,548 full-time and 215 part-time employees.

     Net occupancy and equipment expense increased $6.4 million and $22.5 million, or 14.3% and 17.2%, for the three and nine months ended September 30, 2003, respectively, over the same periods in 2002. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $1.9 million and $8.1 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002. Depreciation and amortization increased $5.0 million and $13.7 million during the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in depreciation and amortization is the result of the amortization of additional software acquired in 2002, as well as, the amortization of developed software placed in service after September 30, 2002.

     Other operating expenses for the three and nine months of 2003 increased $10.0 million and $6.5 million, or 52.8% and 9.4%, respectively, as compared to the same periods in 2002. Other operating expenses include, among other things, amortization of conversion costs, professional advisory fees and court costs associated with its debt collection business. The Company's amortization of conversion costs increased $1.3 million and $2.5 million for the three and nine month periods, respectively, ended September 30, 2003, as compared to the same periods last year. During the third quarter of 2003, the Company also incurred $1.3 million of expense for a third-party professional advisory firm to assist in strategic planning. As a result of a new debt-collection agreement with an existing client signed in the third quarter of 2003, the Company recognized $3.7 million of attorney court costs and commissions in operating expenses that it expects to recover in future periods. The Company anticipates that these debt collection costs will continue.

     Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. For the three month and nine month periods ended September 30, 2003, the Company's transaction processing expenses increased $2.2 million and decreased $2.6 million, respectively.

Operating Income
     Operating income increased 20.2% and 19.1% for the three and nine months ended September 30, 2003, respectively, over the same periods in 2002. The increase in operating income was the result of the Company's commitment to contain the growth in operating expenses below the growth rate in revenues. The Company's operating profit margin for the third quarter of 2003 was 18.4%, compared to 17.0% for the same period last year. The Company's operating profit margin for the first nine months of

2003 was 17.7%, compared to 16.2% for the same period last year. The Company's focus on expense control was the main reason for the improved margin.

     Management believes that reimbursable items distort operating profit margin as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon operating margin excluding reimbursable items. Management believes that operating profit margin excluding reimbursable items is more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients.

     Excluding reimbursable items, the Company's operating profit margin for the three months ended September 30, 2003 was 23.2%, compared to 22.2% for the three months ended September 30, 2002. Excluding reimbursable items, the Company's operating profit margin for the nine months ended September 30, 2003 was 22.6%, compared to 21.5% for the nine months ended September 30, 2002.

     Below is the reconciliation between reported operating margin and adjusted operating margin excluding reimbursable items for the three months and nine months ended September 30, 2003 and 2002:

                                                                 Three Months Ended                    Nine Months Ended
                                                                   September 30,                          September 30,
---------------------------------------------------- --- ----------------------------------- ---------------------------------------
                                                               2003              2002                 2003              2002
---------------------------------------------------- --- ----------------- -----------------    ----------------- ------------------
Operating income (a)                                  $       48,898,836        40,664,309          136,822,450        114,909,984
                                                         ================= =================    ================= ==================
Total revenues (b)                                    $      266,114,824       239,606,633          775,166,387        709,135,378
                                                         ================= =================    ================= ==================
Operating margin (as reported) (a)/(b)                             18.4%             17.0%                17.7%              16.2%
                                                         ================= =================    ================= ==================
Revenue before reimbursable items (c)                 $      210,374,177       183,174,614          606,313,924        535,555,143
                                                         ================= =================    ================= ==================
Adjusted operating margin (a)/(c)                                  23.2%             22.2%                22.6%              21.5%
                                                         ================= =================    ================= ==================

Nonoperating Income
     Interest income, net, includes interest income of $483,800 and $35,800 of interest expense for the three months of 2003. During the three months ended September 30, 2002, interest income, net, included interest income of $729,700 and $6,500 of interest expense.

     Interest income, net, includes interest income of $2.4 million and $65,500 of interest expense for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, interest income, net, included interest income of $2.1 million and $27,000 of interest expense.

     In connection with the Company's purchase of its corporate campus and its potential impact to nonoperating income, a detailed discussion of TSYS' synthetic lease for its corporate campus and subsequent termination of the lease in 2003 is provided in Related Party Transactions.

     In July 2002, the Company restructured $12.6 million of its permanent financing of its UK operation as an intercompany loan. The financing requires the unit to repay the financing in US dollars. The functional currency of the European operations is the British Pound Sterling (BPS). As the Company translates the European financial statements into US dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the US-dollar obligation (receivable) on the Company's financial statement. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As a result of the restructuring, the Company recorded a foreign currency translation loss on the Company's financing with its European operations during the third quarter of 2003 of $71,100 compared to a foreign currency translation gain of $1.7 million for the same period last year. For the nine months ended September 30, 2003, the Company recorded a gain on foreign currency translations of $13,800, compared to a foreign currency translation gain of $1.7 million for the same period last year. During the third quarter of 2003, the European operations repaid the remaining balance of the financing.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $916,000 for the first nine months of September 30, 2003 relates to the translation of cash accounts.

     In anticipation of future capital expenditures in Europe, the Company contributed its BPS cash accounts into additional equity in its European operations. The funds will be primarily used by the European operation to pay for the building of the new data center in Europe. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2003 was approximately $364,000, the majority of which is denominated in BPS.

Income Taxes
     TSYS' effective income tax rate for the three months ended September 30, 2003 was 33.2%, compared to 32.8% for the same period in 2002. TSYS' effective income tax rate for the nine months ended September 30, 2003 was 33.7%, compared to 32.6% for the same period in 2002. The increase in the effective income tax rate for the three and nine months ended September 30, 2003, as compared to the same period in 2002, is the result of the recognition of certain tax credits in 2002 not available in 2003. The calculation of the effective tax rate is income taxes divided by TSYS' pretax income adjusted for minority interest in consolidated subsidiary's net income and equity earnings of the joint venture of Vital. The Company expects its effective income tax rate for 2003 to be approximately 33-34%.

Equity in Income of Joint Ventures
     TSYS' share of income from its equity in joint ventures was $3.9 million and $5.3 million for the three months ended September 30, 2003 and 2002, respectively. For the first nine months of 2003 and 2002, TSYS' share of income from its equity in joint ventures was $12.9 million and $14.6 million, respectively. The decrease for the quarter is attributable to the decrease in Vital's operating results as a result of pricing compression, and nonrecurring charges associated with an executive's retirement and termination of Vital's stock-based compensation plans as discussed below.

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

     The Company considers Vital to be an integral part of its overall processing operations and an important part of its overall market strategy. Prior to forming the joint venture, TSYS performed back-end merchant processing services for its clients. The revenues and expenses associated with merchant processing were included in operating profits. In the ordinary course of business, TSYS, which still owns the merchant processing software, provides back-end processing services to Vital. For the three months ended September 30, 2003 and 2002, TSYS generated $5.3 million and $6.1 million of revenue from Vital, respectively. For the nine months ended September 30, 2003 and 2002, TSYS generated $16.4 million and $17.2 million of revenue from Vital, respectively.

     During the three months ended September 30, 2003, the Company's equity in income of joint ventures related to Vital was $3.6 million, a 28.2% decrease, or $1.4 million, compared to $5.0 million for the same period last year. During the nine months ended September 30, 2003, the Company's equity in income of joint ventures related to Vital was $12.1 million, a 13.3% decrease, or $1.9 million, compared to $14.0 million for the same period last year.

     In June 2003, TSYS repurchased the 800,000 restricted units of Vital from TSYS' key executives that TSYS set aside in 2000 for the executives' role in the development, growth and success of Vital. A detailed discussion is provided in Related Party Transactions on page 24.

     The following is a summary of Vital's consolidated statements of income for the three and nine months ended September 30, 2003 and 2002:

                                                Three Months Ended                        Nine Months Ended
                                                   September 30,                             September 30,
                                     ------------------------------------------ -------------------------------------
                                           2003                 2002                   2003               2002
                                     -----------------      --------------         --------------    ----------------
         Revenues                             $63,560              62,322               189,200             185,525
         Operating income                       7,530               9,807                24,736              28,084
         Net income*                            7,618               9,916                25,100              28,528


*Vital is a limited liability company and is taxed in a manner similar to a partnership; therefore, net income related to Vital does not include income tax expense

     Vital provides products and services through its merchant services offerings. Vital's revenues are primarily generated from charges based on: the number of transactions processed; the number of merchant accounts on its systems; the number of reports provided (electronic and paper) to acquirers and merchants; and the sale and service of point of sale terminal equipment. Revenues generated by these activities depend upon a number of factors, such as demand for and price of Vital's services, the technological competitiveness of its product offerings, Vital's reputation for providing timely and reliable service, competition within the industry, and general economic conditions.

     Processing contracts with large clients, representing a significant portion of Vital's total revenues, generally provide for discounts on certain services based on the volume of transactions processed by the client. Both the number and type of merchants influence transaction volumes. The growth or loss of merchants impacts the results of operations from period to period. Vital's operating results may also be significantly impacted by a customer selling all or a portion of its merchant acquiring business. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in revenues being concentrated in a smaller number of clients.

     Vital's revenues increased $1.2 million, or 2.0%, and increased $3.7 million, or 2.0%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in the third quarter of 2003, as compared to the same period in 2002, included a $548,000 increase in reimbursable items. The remaining increase was primarily the result of the number of transactions processed in 2003 compared to 2002 partially offset by price concessions related to the renewal of contracts in 2002 and 2003. The increase in 2003 over 2002 for the nine-month periods was primarily the result of reimbursable items increasing $3.9 million. Increases in the number of transactions processed (net of price reductions to certain customers) and revenues associated with Vital's terminal deployment business also increased revenues in 2003.

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

     Salaries and other personnel expenses increased $5,786,000, or 48.3% in the third quarter of 2003 compared to the third quarter 2002 and $6,406,000, or 15.3% on a year to date basis. The increase for both the quarter and the year to date periods is attributable to increases in the costs of benefit plans and nonrecurring charges associated with an executive's retirement and termination of Vital's stock-based compensation plans.

     Vital's cost of services decreased $848,000, or 2.4%, for the three months ended September 30, 2003, compared to the same period in 2002. For the nine-months ended September 30, 2003, Vital's cost of services increased $2.8 million, or 2.8%, compared to the same period last year. The decrease for the three-month period was the result of recent decreases in the costs of telecommunication and other third-party service providers. The increase in the nine-month period was primarily a result of increases in: the cost of fees charged by debit network providers; increased reimbursable items and terminal equipment cost of sales as a result of increased terminal sales.

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

     During the three months ended September 30, 2003, the Company's equity in income of joint ventures related to TSYS de Mexico was $301,000, a 38.0% increase, or $83,000, compared to $218,000 for the same period last year. During the nine months ended September 30, 2003, the Company's equity in income of joint ventures related to TSYS de Mexico was $797,000, a 17.4% increase, or $118,000, compared to $679,000 for the same period last year.

     TSYS' electronic payment processing revenues from clients based in Mexico was $10.7 million for the third quarter ended September 30, 2003, a 46.4% increase over the $7.3 million for the third quarter ended September 30, 2002. TSYS' electronic payment processing revenues from clients based in Mexico was $27.8 million for the first nine months ended September 30, 2003, a 36.1% increase over the $20.4 million for the same period in 2002. The increase in revenues is primarily attributable to increased account on file growth of approximately 15.1%.

     The Company was notified by its largest client in Mexico that it intends to utilize its internal global platform and did not renew its processing agreement with TSYS when it expired in the first quarter of 2003. The processing for this client deconverted during the third quarter of 2003. The accounts for this client will remain on TSYS' processing system through October 2003 for historical references by request of the client. This client in Mexico represents approximately 56% of TSYS' revenues from Mexico. As a result, management expects that electronic payment processing revenues for the remainder of 2003 and 2004 from Mexico will decrease when compared to electronic payment processing revenues from Mexico for 2002 and earlier in 2003.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $180,500 and $231,400 for the three months ended September 30, 2003 and 2002, respectively. TSYS paid TSYS de Mexico a processing support fee of $560,400 and $685,100 for the nine months ended September 30, 2003 and 2002, respectively. Management expects this processing support fee to decrease, beginning in the fourth quarter of 2003, with the deconversion of TSYS' largest client in Mexico.

Net Income
     Net income for the three months ended September 30, 2003 increased 8.2% to $35.5 million, or basic and diluted earnings per share of $0.18, compared to $32.8 million, or basic and diluted earnings per share of $0.17, for the same period in 2002.

     Net income for the nine months ended September 30, 2003 increased 12.4% to $101.6 million, or basic earnings per share of $0.52, compared to $90.3 million, or basic earnings per share of $0.46, for the same period in 2002. For the first nine months of 2003, diluted earnings per share was $0.51 compared to $0.46 diluted earnings per share for the same period last year.

     The growth in net  income  for the  quarter  and nine  month  period  ended
September 30, 2003 was lower than historical growth rates due to a gain on foreign currency translation of approximately $2.1 million in 2002. Management evaluates the Company's operating performance based upon net income excluding foreign currency translation gains and losses. Management believes that net income excluding foreign currency translation gains or losses is more useful because foreign currency translation gains or losses are not in management's control.

     Excluding the effect of foreign currency translation gains or losses from both years, net income growth would have been 13.7% both for the third quarter of 2003 and the nine-month period ended September 30, 2003, as compared to the same periods in 2002.

     Below is the reconciliation between reported net income and adjusted net income excluding foreign currency translation gains and losses, net of tax for the three months and nine months ended September 30, 2003 and 2002:

                                                            Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
------------------------------------------------ --- --------------------------------- --------------------------------------
                                                          2003             2002                 2003              2002
------------------------------------------------ --- ---------------- ----------------    ------------------ ----------------
Net income (as reported)                          $      35,512,189       32,815,522           101,555,178       90,349,302
Adjustments:
  (Gain)/loss on foreign currency
    translations, net of tax                                164,073       (1,445,824)             (607,640)      (1,447,710)
                                                     ---------------- ----------------    ------------------ ----------------
    Adjusted net income                          $       35,676,262       31,369,698           100,947,538       88,901,592
                                                     ================ ================    ================== ================
Adjusted basic earnings per share                $             0.18             0.16                  0.51             0.45
                                                     ================ ================    ================== ================
Adjusted diluted earnings per share              $             0.18             0.16                  0.51             0.45
                                                     ================ ================    ================== ================

Net Profit Margin
     The Company's net profit margin for the third quarter of 2003 was 13.3%, compared to 13.8% for the same period last year. The Company's net profit margin for the nine months ended September 30, 2003 was 13.1%, compared to 12.7% for the same period last year.

     Management believes that reimbursable items distort net profit margin as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon net margin excluding reimbursable items. Management believes that net profit margin excluding reimbursable items is more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients.

     Excluding reimbursable items, the Company's net profit margin for the third quarter of 2003 was 16.9%, compared to 17.9% for the three months ended September 30, 2002. Excluding reimbursable items, the Company's net profit margin for the nine months ended September 30, 2003 was 16.8%, compared to 16.9% for the same period in 2002.

     Below is the reconciliation between reported net profit margin and adjusted net profit margin excluding reimbursable items for the three months and nine months ended September 30, 2003 and 2002:

                                                                Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
--------------------------------------------------- --- ----------------------------------- ---------------------------------------
                                                              2003              2002                  2003              2002
--------------------------------------------------- --- ----------------- -----------------     ----------------- -----------------
Net income (a)                                       $       35,512,189        32,815,522           101,555,178        90,349,302
                                                        ================= =================     ================= =================
Total revenues (b)                                  $       266,114,824       239,606,633           775,166,387       709,135,378
                                                        ================= =================     ================= =================
Net profit margin (as reported) (a)/(b)                           13.3%             13.8%                 13.1%             12.7%
                                                        ================= =================     ================= =================
Revenue before reimbursable items (c)               $       210,374,177       183,174,614           606,313,924       535,555,143
                                                        ================= =================     ================= =================
Adjusted net profit margin (a)/(c)                                16.9%             17.9%                 16.7%             16.9%
                                                        ================= =================     ================= =================

Projected Outlook for 2003
     TSYS expects its 2003 net income to exceed its 2002 net income by 12-15%. The assumptions underlying 2003's net income forecast are an increase in revenues (excluding reimbursables) between 9-10%, an internal growth rate of accounts on file of existing clients of approximately 11% and a continued focus on expense management.

Liquidity and Capital Resources
     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the use of leases and the occasional use of borrowed funds to supplement financing of capital expenditures.

Cash Flows From Operating Activities
     TSYS' main source of funds is derived from operating activities, specifically net income. During the nine months ended September 30, 2003, the Company generated $169.7 million in cash from operating activities compared to $138.2 million for the same period last year.

     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, the Company received a $30 million payment from Bank One, which is included in billings in excess of costs and profit on uncompleted contracts on the balance sheet.

Cash Flows From Investing Activities
     The major uses of cash generated from operations have been the addition of property and equipment, the internal development and purchase of computer software, investments in contract acquisition costs associated with servicing new or existing clients, and business acquisitions. The Company used $207.3 million in cash for investing activities for the nine months ended September 30, 2003, compared to $70.7 million for the same period in 2002.

Property and Equipment
     Capital expenditures for property and equipment during the three month period ended September 30, 2003 were $6.1 million, compared to $5.2 million during the same period last year. For the first nine months of 2003, capital expenditures for property and equipment were $113.5 million, compared to $13.0 million during the same period last year. The increase in capital expenditures in 2003 is due to the purchase of the corporate campus. A detailed discussion of TSYS' synthetic lease for its corporate campus and subsequent termination of the lease in 2003 is provided in Off-Balance Sheet Arrangements on page 25.

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

Purchased Computer Software
     Expenditures for purchased computer software were $15.7 million for the three months ended September 30, 2003, compared to $2.9 million for the same period in 2002. For the first nine months of 2003, the Company had expenditures for purchased computer software of $35.7 million compared to $22.7 million for the same period in 2002. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second (MIPs).

Software Development Costs
     Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $4.9 million for the three month period ended September 30, 2003, compared to $5.7 million for the same period in 2002. For the first nine months of 2003, additions to capitalized software development costs were $13.9 million compared to $21.6 million for the same period in 2002. The decline in the amount capitalized as software development costs in 2003, as compared to 2002, is the result of several projects being completed in 2002.

     The following is a summary of the additions to software development costs by project for the three and nine months ended September 30, 2003 and 2002:

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
         Software Development Projects                  ------------------------------ -------------------------
         (in millions)                                     2003              2002           2003         2002
         ---------------------------------------------- ------------      -----------    -----------   ---------
         TSYS ProphIT                                         $ 3.6              2.3         10.4           6.4
         Integrated Payments                                    0.3              1.5          0.7           4.4
         Double Byte                                             -               0.9          0.5           4.9
         TSYS Total Commerce                                     -               0.7           -            3.0
         Other Capitalized Software Development Costs
                                                                1.0              0.3          2.3           2.9
         ---------------------------------------------- ------------      -----------    ---------      --------
             Total                                             $4.9              5.7         13.9          21.6
                                                        ============      ===========    =========      ========

     The Company continues to develop TSYS ProphITSM, a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT is currently being offered to TSYS' processing clients with general release of the core platform in the fourth quarter of 2003. Continued development of TSYS ProphIT provides increased and enhanced functionality to the core platform, to include additional customer service functions. The Company anticipates future integration of TSYS ProphIT into its other platforms beginning in 2004. The Company capitalized approximately $3.6 million for the three months ended September 30, 2003 on TSYS ProphIT, bringing the total capitalized in 2003 to $10.4 million. The Company has invested a total of $25.7 million since the project began.

     The Company is developing its Integrated Payments Platform supporting the online and offline debit and stored value markets, which will give clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company capitalized approximately $314,000 for the three months ended September 30, 2003 on these additional systems, bringing the total capitalized in 2003 to $738,000. The Company has invested a total of $7.7 million since the project began. The Company expects to complete the system in phases. Phase 1 is expected to be completed during the fourth quarter of 2003.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." The Company capitalized a total of $532,000 in 2003. The Company has invested a total of $10.1 million since the project began. The Company has substantially completed the core double-byte architecture.

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

Acquisition
     On April 28, 2003, TSYS announced the acquisition of ESC for $36.0 million in cash. The Company has allocated approximately $26.0 million to goodwill, approximately $8.2 million to intangibles and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $4.6 million for the three months ended September 30, 2003, and $6.7 million for the three months ended September 30, 2002. The Company made a cash payment for processing rights of $1.5 million during the three months ended September 30, 2003. Cash payments for processing rights were $1.4 million for the three months ended September 30, 2002. Conversion cost additions were $3.1 million and $5.3 million for the three months ended September 30, 2003 and 2002, respectively.

     The Company's investments in contract acquisition costs were $17.9 million for the nine months ended September 30, 2003, and $34.3 million for the nine months ended September 30, 2002. Cash payments for processing rights were $4.5 million and $22.9 million for the nine months ended September 30, 2003 and 2002, respectively. Conversion cost additions were $13.4 million and $11.4 million for the nine months ended September 30, 2003 and 2002, respectively.

Cash Flows From Financing Activities
     The major use of cash for financing activities has been the payment on long-term debt, the payment of dividends and the purchase of stock under the stock repurchase plan as described below. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in investing activities for the nine months ended September 30, 2003 was $16.5 million mainly as a result of the purchase of common stock and dividends. The Company used $9.2 million in cash for financing activities for the nine months ended September 30, 2002 primarily for the payment of cash dividends.

Stock Repurchase Plan
     On April 15, 2003, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares may be purchased from time to time over the next two years will depend on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares will be used for general corporate purposes. Through September 30, 2003, the Company has purchased 512,900 shares at an average cost of $18.49 per share.

Line of Credit
     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. A detailed discussion is included in Related Party Transactions on page 24.

Dividends
     The Company has paid a dividend for 56 consecutive quarters. Dividends on common stock of $3.9 million were paid during the three months ended September 30, 2003, bringing the total paid in 2003 to $10.8 million. On April 17, 2003, the Company announced a 14.3% increase in its quarterly dividend from $0.0175 to $0.0200 per share. On April 18, 2002, the Company announced a 16.7% increase in its quarterly dividend from $0.0150 to $0.0175 per share.

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

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.8:1. At September 30, 2003, TSYS had working capital of $102.8 million compared to $152.0 million at December 31, 2002.

Recent Accounting Pronouncements
     In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company must also record a corresponding asset that depreciates over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued Statement No. 146 (SFAS No. 146),"Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company's financial position, results of operations or cash flows.

     At the November 21, 2002 Emerging Issues Task Force (EITF) meeting, the Task Force ratified as a consensus the tentative conclusions it reached at the October 25, 2002 EITF meeting regarding Emerging Issues Task Force No. 00-21 (EITF No. 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF No. 00-21 addresses how to account for those arrangements. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made in periods subsequent to the date of initial application of the amount of recognized revenue that was previously included in the cumulative effect adjustment. The adoption of EITF 00-21 did not significantly impact the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required beginning with the fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises such as the Company with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise in the first reporting period after December 15, 2003. A detailed discussion of TSYS' synthetic lease for its corporate campus and subsequent termination of the lease in 2003 is provided in Off-Balance Sheet Arrangements on page 25.

     In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement will be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not impact the Company's financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not impact the Company's financial position, results of operations or cash flows.

Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding the expected expansion of its position in the consumer card, debit card, retail card and commercial card arenas, TSYS' belief with respect to the uniqueness of the TSYS/Sears processing relationship, the projected impact of TSYS' agreement with Bank One on its earnings per share for 2004 and 2005 and thereafter through the payment term of the license, the expected growth in net income for the year 2003, the expected cost and time of completion of the new data center located in England, the expected completion dates for new processing systems and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income for 2003; an increase in revenues (excluding reimbursables) between 9-10%; an internal growth rate of accounts of existing clients of approximately 11%; and continued focus on expense management. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) delays in converting Bank One to TSYS' platforms; (ii) TSYS is unable to modify its software to meet Bank One's specifications; (iii) TSYS' software is unable to operate in Bank One's operating environment; (iv) revenues are lower than anticipated; (v) adverse developments with respect to TSYS' sub-prime or retail clients; (vi) lower than anticipated internal growth rates for TSYS' existing clients; (vii) TSYS' inability to control expenses and increase market share; (viii) TSYS' inability to successfully bring new products to market, including, but not limited to stored value products, e-commerce products, loan processing products and other processing services; (ix) the inability of TSYS to grow its business through acquisitions or successfully integrate acquisitions;
(x) TSYS' inability to increase the revenues derived from international sources;
(xi) adverse developments with respect to entering into contracts with new clients and retaining current clients; (xii) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xiii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (xiv) adverse developments with respect to the successful conversion of clients; (xv) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xvi) changes in consumer spending, borrowing and saving habits, including a shift from credit to debit cards; (xvii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xviii) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xix) the costs and effects of litigation; (xx) adverse developments with respect to the credit card industry in general; (xxi) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xxii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels of consumer spending; (xxiii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxiv) hostilities increase in the Middle East or elsewhere; (xxv) Vital's earnings are lower than anticipated; and (xxvi) overall market conditions.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive income for the three months ended September 30, 2003 was $470,000, compared to $70,000 for the three months ended September 30, 2002. The amount of other comprehensive income for the nine months ended September 30, 2003 was $2.1 million, compared to $3.1 million for the nine months ended September 30, 2002. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $111.9 million, $3.6 million, $176,000 and $10.7 million, respectively, at September 30, 2003.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pound Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $916,000 for the first nine months of September 30, 2003 relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2003 was approximately $364,000, the majority of which is denominated in BPS.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the BPS and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 points based on the foreign-denominated cash account balance at September 30, 2003.

                                       ---------------------------------------------------------------------------------------------
                                                                       Effect of Basis Point Change
                                       ---------------------------------------------------------------------------------------------
                                                  Increase in basis point of                     Decrease in basis point of
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
                                            100               500             1,000           100           500           1,000
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
Effect  on income  before  income
     taxes                         $          (3,600)          (18,200)         (36,400)     3,600            18,200         36,400
                                       --------------- ----------------- ---------------- ------------ -------------- --------------


     The foreign currency risks associated with other currencies is not significant.

                           TOTAL SYSTEM SERVICES, INC.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of long-term debt associated with its line of credit as discussed below. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. As the LIBOR rate changes, TSYS will be subject to interest rate risk. At September 30, 2003, TSYS did not have an outstanding balance on the line of credit.

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

                           TOTAL SYSTEM SERVICES, INC.
      Item 4 - Management's Analysis of Disclosure Controls and Procedures

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective alerting them in timely fashion to material information relating to TSYS (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in TSYS' internal control over financial reporting, which could materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits

            Exhibit Number       Description
            -----------------   -------------------------------------------
                 31.1            Certification of Chief Executive Officer
                                   pursuant to Section 302 of the
                                   Sarbanes-Oxley Act of 2002

                 31.2            Certification of Chief Financial Officer
                                   pursuant to Section 302 of the
                                   Sarbanes-Oxley Act of 2002

                  32             Certification of Chief Executive Officer and
                                   Chief Financial Officer pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002

         b) Forms 8-K since the previous Form 10-Q filing.

            1. The report dated October 14, 2003 included the following event:

               On October 14, 2003, Total System Services, Inc. ("Registrant") issued a press release and held an investor call and webcast to disclose financial results for the third quarter ended September 30, 2003.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   TOTAL SYSTEM SERVICES, INC.


 Date:  November 12, 2003                          by:  /s/ Richard W. Ussery
                                                   ----------------------------
                                                   Richard W. Ussery
                                                   Chairman of the Board
                                                    and Chief Executive Officer

 Date:  November 12, 2003                          by:  /s/ James B. Lipham
                                                   ----------------------------
                                                   James B. Lipham
                                                   Chief Financial Officer

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