Form 10-K
period 2003-12-31
TOTAL SYSTEM SERVICES INC
filed 2004-03-09
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual report pursuant to section 13 or 15(d) of Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

         As of February 17, 2004, 196,846,029 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding. The aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by nonaffiliates on December 31, 2003 was approximately $612,106,000 (based upon the closing price of such stock on June 30, 2003).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement, including Financial Appendix, dated March 10, 2004 are incorporated in Parts I, II, III and IV of this report.



                   Table of Contents and Cross Reference Sheet
                                                                                         Page No.
                                                                     -------------------------------------------------
                                                                                                                Form
                                                                          Proxy Statement*                      10-K
-----------------                                                    -----------------------------             -------
Part I
Safe Harbor Statement                                                                                               1
Item 1.          Business                                            F-21, F-26 - F-32, F-35,                       2
                                                                     F-41 and F-42, F-44 - F-47
Item 2.          Properties                                          F-13 and F-14, F-18, F-26 - F-32,              5
                                                                     F-35, F-41 and F-42, F-44 - F-47
Item 3.          Legal Proceedings                                   F-41 and F-42                                  6
Item 4.          Submission of Matters to a Vote of                                                              None
                    Security Holders
Part II
Item 5.          Market for Registrant's Common Equity               F-50                                           6
                    and Related Stockholder Matters
Item 6.          Selected Financial Data                             F-2                                            6
Item 7.          Management's Discussion and Analysis                F-3 - F-21                                     7
                    of Financial Condition and Results
                    of Operations
Item 7A.         Quantitative and Qualitative Disclosures            F-44 - F-47                                    7
                    About Market Risk
Item 8.          Financial Statements and Supplementary              F-22 - F-48, F-50                              8
                    Data
Item 9.          Changes In and Disagreements With                                                               None
                    Accountants on Accounting and
                    Financial Disclosure
Item 9A.         Controls and Procedures                                                                            8
Part III
Item 10.         Directors and Executive Officers of the             3 and 4, 7 - 9, 23                             9
                    Registrant
Item 11.         Executive Compensation                              6, 13 - 15, 19                                 9
Item 12.         Security Ownership of Certain Beneficial            10, 20 and 21, F-36 - F-39                     9
                    Owners and Management and
                    Related Stockholder Matters
Item 13.         Certain Relationships and Related                   19 and 20, 22, F-32 - F-34                    10
                    Transactions
Item 14.         Principal Accountant Fees and Services              11 and 12                                     10
Part IV
Item 15.         Exhibits, Financial Statement Schedules,            F-22 - F-48                                   10
                    and Reports on Form 8-K

*TSYS' Proxy Statement, including Financial Appendix, dated March 10, 2004 in connection with its 2004 Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K (the portions so incorporated being indicated by the pages referred to in this table).


                                     PART I

Safe Harbor Statement

         Certain statements contained in this document which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, certain statements in future filings by Total System Services, Inc. ("TSYS") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products, services or conversions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

         Prospective investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond TSYS' ability to control or predict. These factors include, but are not limited to:

         *    revenues are lower than anticipated;
         * lower than anticipated internal growth rates for TSYS' existing clients;
         * TSYS' inability to control expenses and increase market share;
         *    delays in converting Bank One to TSYS' platforms;
         * TSYS' inability to successfully bring new products to market, including, but not limited to, stored value and e-commerce products, loan processing products and other processing services;
         * the inability of TSYS to grow its business through acquisitions or successfully integrate acquisitions;
         * TSYS' inability to increase the revenues derived from international sources;
         * adverse developments with respect to entering into contracts with new clients and retaining current clients;
         * the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients;
         * TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce;
         * adverse developments with respect to TSYS' sub-prime and/or retail clients;
         * adverse developments with respect to the successful conversion of clients;
         * the absence of significant changes in foreign exchange spreads between the United States and the countries in which TSYS transacts business, to include Mexico, United

              Kingdom, Japan, Canada and the European Union;
         * changes in consumer spending, borrowing and saving habits, including the mix of payments between cash and cards;
         * changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts;
         * the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission;
         * the costs and effects of litigation or adverse facts and developments relating thereto;
         * adverse developments with respect to the credit card industry in general;
         * TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending;
         * the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that have a material negative impact on current economic conditions or levels;
         * successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection;
         *    decreases in card activity;
         *    hostilities increase in the Middle East or elsewhere;
         *    Vital's earnings are lower than anticipated; and
         *    overall market conditions.

         These forward-looking statements speak only as of the date on which the statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Item 1.  Business

         Business. TSYS provides electronic payment processing and related services to financial and nonfinancial institutions. Services include processing consumer, debit, commercial, stored value and retail cards, as well as student loan processing. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides services to financial and nonfinancial institutions throughout the United States, Canada, Mexico, Honduras, the Caribbean and Europe. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation, and in the United States through its joint venture, Vital Processing Services L.L.C. TSYS also offers value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. Synovus Financial Corp., a $21 billion asset, diverse financial services company, owns 81.1 percent of TSYS.

         As of January 1, 2004, TSYS had eight wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) Columbus Productions, Inc., which provides full-service commercial printing and related services; (3) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; (4) TSYS Total Debt Management, Inc., which provides debt collection and bankruptcy management services; (5) ProCard, Inc., which provides software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs; (6) Enhancement Services Corporation, which provides targeted loyalty consulting and travel reward programs; (7) TSYS Technology Center, Inc., which provides programming support; and (8) TSYS Japan Co., Ltd., which primarily provides gift card processing services to Japanese clients.

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

         The services provided by TSYS are divided into two operating segments, domestic-based services, which accounted for 92% of TSYS' revenues in 2003, and international based services, which accounted for 8% of TSYS' revenues in 2003.

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

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2003, Bank of America Corporation and Providian Financial Corporation accounted for approximately 18% and 10%, respectively, of TSYS' total revenues. As a result, the loss of Bank of America Corporation or Providian Financial Corporation, or other major or significant customers, could have a material adverse effect on TSYS' financial position, results of operations and cash flows.

         Competition. TSYS encounters vigorous competition in providing card processing services from several different sources. Most of the national market in third party payment processors is presently being provided by approximately four vendors. TSYS believes that as of December 31, 2003 it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States. Based upon available market share data that includes cards processed in-house, TSYS believes that at the end of 2003 it held a 20% share of the domestic Visa and MasterCard consumer card processing market, an 83% share of the Visa and MasterCard domestic commercial card processing market, a 15% share of the domestic retail card processing market and a 4% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, TSYS also believes it holds an approximately 23% share of the Mexican credit card processing market, an approximately 43% share of the Canadian credit card processing market and an approximately 21% share of the United Kingdom credit card processing market.

         TSYS' major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which provides card processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and customer service. Certain other subsidiaries of First Data Corporation also compete with TSYS. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

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

         Employees. As of February 27, 2004, TSYS had 5,185 full-time employees.

         Available Information. TSYS' website address is www.tsys.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in the Investor Relations section of our website under the heading "Financials" and then under "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

         TSYS has adopted a Code of Business Conduct and Ethics for its directors, officers and employees and has also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance section of our web site at www.tsys.com/finance. Copies of these documents are also available in print upon written request to the Corporate Secretary, Total System Services, Inc., 901 Front Avenue, Suite 301, Columbus, Georgia 31901.

         See the "Financial Overview" Section on page F-3, the "Financial Review" Section on pages F-4 through F-21 and Note 1, Note 4, Note 9, Note 11 and Note 12 of Notes to Consolidated Financial Statements on pages F-26 through F-32, page F-35, pages F-41 and F-42, and pages F-44 through F-47 of the Financial Appendix to TSYS' Proxy Statement dated March 10, 2004 in connection with its Annual Shareholders' Meeting to be held on April 15, 2004 which are specifically incorporated herein by reference.

Item 2. Properties

         TSYS owns a 540,000 square foot campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility serves as TSYS' corporate headquarters and houses administrative, client contact and programming team members.

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

         TSYS owns a 40,000 square foot building in York, England, 23,000 square feet of which are occupied by TSYS, which houses client service and administrative personnel for TSYS

Europe. TSYS is in the process of building a 47,000 square foot data center on three acres of land in Knaresborough, England which will be utilized by TSYS Europe. TSYS Europe is included in the segment international-based services.

         All of the properties listed above are utilized by TSYS for domestic-based services with the two exceptions noted immediately above with respect to the space occupied by TSYS Europe. All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used.

         See Note 1, Note 3, Note 9 and Note 11 of Notes to Consolidated Financial Statements on pages F-26 through F-32, page F-35, pages F-41 and F-42 and pages F-44 through 47 and "Operating Expenses" and "Property and Equipment" under the "Financial Review" Section on pages F-13 and F-14, and F-18, respectively, of the Financial Appendix to TSYS' Proxy Statement which are specifically incorporated herein by reference.

Item 3. Legal Proceedings

         See Note 9 of Notes to Consolidated Financial Statements on pages F-41 and F-42 of the Financial Appendix to TSYS' Proxy Statement which is specifically incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section which is set forth on page F-50 of the Financial Appendix to TSYS' Proxy Statement is specifically incorporated herein by reference.

Item 6. Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page F-2 of the Financial Appendix to TSYS' Proxy Statement is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Overview" and "Financial Review" Sections which are set forth on pages F-3 through F-21 of the Financial Appendix to TSYS' Proxy Statement which includes the information encompassed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," are specifically incorporated herein by reference.

Item 7A. Quantitative  and Qualitative Disclosures About Market Risk

       Foreign Exchange Risk. TSYS is exposed to foreign exchange risk because it has revenues and expenses denominated in foreign currencies including Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive loss. The amount of other comprehensive income for the years ended December 31, 2003 and 2002 was $7,261,407 and $4,508,235, respectively. The amount of other comprehensive loss for the year ended December 31, 2001 was $1,841,657. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

       The carrying value of the assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $122.1 million, $4.0 million, $172,000 and $10.5 million, respectively, at December 31, 2003.

       Interest Rate Risk. TSYS is also exposed to interest rate risk associated with the investing of available cash and any outstanding balance on the long-term line of credit it has with a banking affiliate of Synovus. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the prime rate.

       On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw-down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes covenants requiring the Company to maintain certain minimum financial ratios. At December 31, 2003, TSYS did not have an outstanding balance on the line of credit and was in compliance with all covenants. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

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

       TSYS does have two major customers that account for a large portion of its revenues, which subjects it to credit risk. See Note 11 of Notes to Consolidated Financial Statements on pages F-44 through F-47 of the Financial Appendix to TSYS' Proxy Statement which is specifically incorporated herein by reference for a description of major customers. In addition to its two major customers, TSYS has other large clients representing a significant portion of its total revenues. The loss of any one of TSYS' large clients could have a material adverse effect on its financial position, results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data

         The "Quarterly Financial Data, Stock Price, Dividend Information" Section, which is set forth on page F-50, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity and Comprehensive Income, Notes to Consolidated Financial Statements and Report of Independent Auditors" Sections, which are set forth on pages F-22 through F-48 of the Financial Appendix to TSYS' Proxy Statement are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to TSYS (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No change in TSYS' internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information pertaining to directors and executive officers of TSYS, the Audit Committee of the Board of Directors of TSYS and compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the "PROPOSALS TO BE VOTED ON - PROPOSAL 1: ELECTION OF DIRECTORS" Section which is set forth on pages 7 and 8, the "EXECUTIVE OFFICERS" Section which is set forth on page 9, the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" Section which is set forth on page 23, and the "CORPORATE GOVERNANCE AND BOARD MATTERS - Committees of the Board" Section which is set forth on pages 3 and 4 of TSYS' Proxy Statement and is specifically incorporated herein by reference.

         TSYS has a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our controller. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.tsys.com/finance. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.

Item 11. Executive Compensation

         Information pertaining to executive compensation is contained in the "DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES" Section which is set forth on page 6, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Change in Control Arrangements" Sections which are set forth on pages 13 through 15, and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on page 19 of TSYS' Proxy Statement and is specifically incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information pertaining to equity compensation plans is contained in
Note 6 of Notes to Consolidated Financial Statements on pages F-36 through F-39 of the Financial Appendix to TSYS' Proxy Statement and is specifically incorporated herein by reference.

         Information pertaining to security ownership of certain beneficial owners and management is contained in the "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on page 10, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Stock by CB&T" Section which is set forth on page 20, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES
- Synovus Stock Ownership of Directors and Management" Section which is set forth on page 21 of TSYS' Proxy Statement and is specifically incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information pertaining to certain relationships and related transactions is contained in the "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on pages 19 and 20, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Beneficial Ownership of TSYS Stock by CB&T" Section which is set forth on page 20, the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Interlocking Directorates of TSYS, Synovus and CB&T" Section which is set forth on page 20, and the "RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS' SUBSIDIARIES - Electronic Payment Processing Services Provided to CB&T and Certain of Synovus' Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus' Subsidiaries" Section which is set forth on page 22 of TSYS' Proxy Statement and is specifically incorporated herein by reference.

         See also Note 2 of Notes to Consolidated Financial Statements on pages F-32 through F-34 of the Financial Appendix to TSYS' Proxy Statement which is specifically incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

         Information pertaining to principal accountant fees and services is contained in the "AUDIT COMMITTEE REPORT - KPMG LLP Fees and Services" Section which is set forth on pages 11 and 12 (excluding the information under the main caption "AUDIT COMMITTEE REPORT") and the "AUDIT COMMITTEE REPORT - Policy on Audit Committee Pre-Approval" Section which is set forth on page 12 of TSYS' Proxy Statement and is specifically incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of TSYS are specifically incorporated by reference from pages F-22 through F-48 of the Financial Appendix to TSYS' Proxy Statement to Item 8, Part II, Financial Statements and Supplementary Data.

                  Consolidated Balance Sheets - December 31, 2003 and 2002.

                  Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002
                  and 2001.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2003, 2002 and 2001.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

         2.  Index to Financial Statement Schedules

                  The following report of independent auditors and consolidated financial statement schedule of Total System Services, Inc. are included:

                  Report of Independent Auditors.

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2003, 2002 and 2001.

                  All other schedules are omitted because they are inapplicable or the required information is included in the Notes to Consolidated Financial Statements.

         3.  Exhibits

               Exhibit
               Number              Description
               --------            -----------

               3.1 Articles of Incorporation of Total System Services, Inc. ("TSYS"), as amended, incorporated by reference to Exhibit
                    4.1 of TSYS' Registration Statement on Form S-8 filed with the Commission on April 18, 1997 (File No. 333-25401).

               3.2  Bylaws of TSYS, as amended, incorporated by reference to
                    Exhibit 3.2 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 19, 2003.

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

              10.9  Agreement in Connection With Personal Use of Company
                    Aircraft.

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

              10.17 Split Dollar Insurance Agreement and related Executive
                    Benefit Substitution Agreement of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.19 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 19, 2002.

               20.1 Proxy Statement, including Financial Appendix, for the
                    Annual Meeting of Shareholders of TSYS to be held on April 15, 2004, certain pages of which are specifically incorporated herein by reference.

               21.1 Subsidiaries of Total System Services, Inc.

               23.1 Independent Auditors' Consent.

               24.1 Powers of Attorney contained on the signature pages of the
                    2003 Annual Report on Form 10-K.

               31.1 Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.1 Annual Report on Form 11-K for the Total System Services,
                    Inc. Employee Stock Purchase Plan for the year ended December 31, 2003 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

               99.2 Annual Report on Form 11-K for the Total System Services,
                    Inc. Director Stock Purchase Plan for the year ended December 31, 2003 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

         (b)  Reports on Form 8-K

              On October 14, 2003, TSYS filed a Form 8-K with the Commission in connection with the announcement of its earnings for the third quarter of 2003.

              On December 9, 2003, TSYS filed a Form 8-K with the Commission in connection with the election of Philip W. Tomlinson as Chief Executive Officer of TSYS.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Total System Services, Inc.:

Under date of January 15, 2004, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, cash flows, and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2003, as contained in the Total System Services, Inc. 2003 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Total System Services, Inc. Annual Report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   /s/KPMG LLP
                                                   KPMG LLP
Atlanta, Georgia
January 15, 2004

                           TOTAL SYSTEM SERVICES, INC.
                                   Schedule II
                        Valuation and Qualifying Accounts


                                                                Additions
                                                        -------------------------
                                                              Changes in
                                                          allowances, charges to
                                          Balance at     expenses and changes                                  Balance at
                                           beginning       to other accounts --           Deductions--            end
                                           of period             describe                 describe              of period
                                          ----------------------------------------------------------------------------------
Year ended December 31, 2001:

     Provision for doubtful accounts
        and billing adjustments         $   5,844,478                     569,433 <f1>    (1,043,071)(3)    $     5,370,840
                                          -----------   -------------------------      -------------         --------------
                                        $   5,844,478                     569,433         (1,043,071)       $     5,370,840
                                          ============   =========================      =============         ==============

     Transaction processing accruals    $   8,717,456                   1,438,241 <f2>    (2,864,256)(3)    $     7,291,441
                                          ------------   -------------------------      -------------         --------------
                                        $   8,717,456                   1,438,241         (2,864,256)       $     7,291,441
                                          ============   =========================      =============         ==============

Year ended December 31, 2002:

     Provision for doubtful accounts
        and billing adjustments         $   5,370,840                   3,262,830 <f1>      (616,632)(3)    $     8,017,038
                                          -----------   -------------------------      -------------         --------------
                                        $   5,370,840                   3,262,830           (616,632)       $     8,017,038
                                          ============   =========================      =============         ==============

     Transaction processing accruals    $   7,291,441                   6,532,268 <f2>    (8,476,699)(3)    $     5,347,010
                                          ------------   -------------------------      -------------         --------------
                                        $   7,291,441                   6,532,268         (8,476,699)       $     5,347,010
                                          ============   =========================      =============         ==============

Year ended December 31, 2003:

     Provision for doubtful accounts
        and billing adjustments         $   8,017,038                   2,690,373 <f1>      (897,327)(3)    $     9,810,084
                                          -----------   -------------------------      -------------         --------------
                                        $   8,017,038                   2,690,373           (897,327)       $     9,810,084
                                          ============   =========================      =============         ==============

     Transaction processing accruals    $   5,347,010                   3,449,943 <f2>    (3,706,444)(3)    $     5,090,509
                                          ------------   -------------------------      -------------         --------------
                                        $   5,347,010                   3,449,943         (3,706,444)       $     5,090,509
                                          ============   =========================      =============         ==============

------------------------------------------------------------------------------------------------------------------------------------
<f1> Amount reflected includes charges to bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.
<f2> Amount reflected is the change in transaction processing accruals reflected in other operating expenses.
<f3> Accounts deemed to be uncollectible and written off during the year as it relates to bad debts.  Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TOTAL SYSTEM SERVICES, INC.
                                           (Registrant)


March 9, 2004                              By: /s/Philip W. Tomlinson
                                               -------------------------------
                                              Philip W. Tomlinson,
                                              Principal Executive Officer


                                POWER OF ATTORNEY
                                -----------------

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


/s/James H. Blanchard                                       Date: March 9, 2004
-----------------------------------------------
James H. Blanchard,
Director and Chairman of the
Executive Committee


/s/Richard W. Ussery                                        Date: March 9, 2004
-----------------------------------------------
Richard W. Ussery,
Chairman of the Board


/s/Philip W. Tomlinson                                      Date: March 9, 2004
-----------------------------------------------
Philip W. Tomlinson,
Principal Executive Officer
and Director


/s/M. Troy Woods                                            Date: March 9, 2004
-----------------------------------------------
M. Troy Woods,
President and Director


/s/James B. Lipham                                          Date: March 9, 2004
-----------------------------------------------
James B. Lipham,
Executive Vice President, Treasurer, Principal
Accounting and Financial Officer


/s/Richard Y. Bradley                                       Date: March 9, 2004
-----------------------------------------------
Richard Y. Bradley,
Director


/s/G. Wayne Clough                                          Date: March 9, 2004
-----------------------------------------------
G. Wayne Clough,
Director


/s/Walter W. Driver, Jr.                                    Date: March 9, 2004
-----------------------------------------------
Walter W. Driver, Jr.,
Director


/s/Gardiner W. Garrard, Jr.                                 Date: March 9, 2004
-----------------------------------------------
Gardiner W. Garrard, Jr.,
Director


                                                            Date: March _, 2004
-----------------------------------------------
Sidney E. Harris,
Director


/s/John P. Illges, III                                      Date: March 9, 2004
-----------------------------------------------
John P. Illges, III,
Director


/s/Alfred W. Jones, III                                     Date: March 9, 2004
-----------------------------------------------
Alfred W. Jones III,
Director


/s/Mason H. Lampton                                         Date: March 9, 2004
-----------------------------------------------
Mason H. Lampton,
Director


/s/H. Lynn Page                                             Date: March 9, 2004
-----------------------------------------------
H. Lynn Page,
Director


                                                            Date: March _, 2004
-----------------------------------------------
W. Walter Miller, Jr.,
Director


                                                            Date: March _, 2004
-----------------------------------------------
John T. Turner,
Director


/s/James D. Yancey                                          Date: March 9, 2004
-----------------------------------------------
James D. Yancey,
Director


                                                            Date: March _, 2004
-----------------------------------------------
Rebecca K. Yarbrough,
Director



filings/tss\con13.doc