Form 10-K/A
period 2003-12-31
TOTAL SYSTEM SERVICES INC
filed 2004-04-05
CIK 721683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

         The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2003 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2003, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2003, as set forth below and in the attached exhibits.

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

                  31.1*  Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2*  Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1* Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2003.

                  99.2* Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2003.
*Filed herewith

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

                                  TOTAL SYSTEM SERVICES, INC.
                                  (Registrant)


April 5, 2004                     By: /s/Philip W. Tomlinson
                                     -----------------------------------------
                                         Philip W. Tomlinson,
                                         Principal Executive Officer