Form 10-Q
period 2004-03-31
TOTAL SYSTEM SERVICES INC
filed 2004-05-06
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:                March 31, 2004
                               ------------------------------------------------

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

                         T|SYS|(R) LOGO[OBJECT OMITTED]
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                            OUTSTANDING AS OF: May 6, 2004
-----------------------------                  --------------------------------
Common Stock, $.10 par value                             196,846,029

                         T|SYS| (R) LOGO[OBJECT OMITTED]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
Part I. Financial Information
         Item 1. Financial Statements

                  Consolidated Balance Sheets (unaudited) - March 31, 2004 and December 31, 2003 ..............    3

                  Consolidated Statements of Income (unaudited) - Three months ended March 31, 2004 and 2003 ..    5

                  Consolidated Statements of Cash Flows (unaudited) -Three months ended March 31, 2004 and 2003    7

                  Notes to Unaudited Consolidated Financial Statements ........................................    9

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations .....................................................................................   15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................................   34

         Item 4. Controls and Procedures ......................................................................   36

Part II. Other Information
         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity
                Securities ....................................................................................   37

         Item 6. Exhibits and Reports on Form 8-K .............................................................   38

Signatures ....................................................................................................   39


                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,           December 31,
(in thousands, except per share information)                                                     2004                  2003
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $68.3 million and $80.8 million
   on deposit with a related party at 2004 and 2003, respectively)                      $         106,259               122,874
  Restricted cash (includes $9.7 million and $7.6 million on deposit with a
   related party at 2004 and 2003, respectively)                                                    9,776                 7,679
  Accounts receivable, net of allowance for doubtful accounts and billing
   adjustments of $8.9 million and $9.8 million at 2004 and 2003, respectively                    133,823               120,646
  Deferred income tax assets                                                                        2,861                   401
  Prepaid expenses and other current assets                                                        16,386                22,764
------------------------------------------------------------------------------------------------------------------------ ---------
      Total current assets                                                                        269,105               274,364
Property and equipment, net of accumulated depreciation and amortization
  of $143.4 million and $136.9 million at 2004 and 2003, respectively                             246,286               232,076
Computer software, net of accumulated amortization of $215.4 million and $202.3
  million at 2004 and 2003, respectively                                                          253,659               258,090
Contract acquisition costs, net                                                                   122,343               125,472
Equity investments                                                                                 57,263                66,708
Goodwill, net                                                                                      29,628                29,626
Other assets                                                                                       35,970                14,900
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $           1,014,254             1,001,236
                                                                                     ============================================







See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,           December 31,
(in thousands, except per share information)                                                     2004                  2003
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $              19,209                17,549
  Accrued salaries and employee benefits                                                           14,457                32,562
  Current portion of obligations under capital leases and software obligations                        773                15,231
  Billings in excess of costs and profit on uncompleted contracts                                  10,824                17,573
  Other current liabilities (includes $3.4 million and $4.3 million payable to
     related parties at 2004 and 2003, respectively)                                              111,203                64,056
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                   156,466               146,971
Obligations under capital leases and software obligations, excluding current
  portion                                                                                           2,617                29,748
Deferred income tax liabilities                                                                    88,544                88,544
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                           247,627               265,263
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                                        3,585                 3,439
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000 shares; 197,587 and and 197,504 issued at 2004 and 2003, respectively; 196,846 and 196,815
    outstanding at 2004 and 2003, respectively                                                     19,759                19,750
  Additional paid-in capital                                                                       42,708                41,574
  Accumulated other comprehensive income                                                           10,244                 8,314
  Treasury stock (shares of 741 and 689 at 2004 and 2003, respectively)                           (13,615)              (12,426)
  Retained earnings                                                                               703,946               675,322
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                   763,042               732,534
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $           1,014,254             1,001,236
                                                                                     ============================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                         March 31,
                                                                                         -------------------------------------------
(in thousands, except per share information)                                                          2004                 2003
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $4.4 million and $4.6 million
       from related parties for 2004 and 2003, respectively)                            $            183,756               167,826
    Other services (includes $1.5 million from related parties for 2004 and 2003,
       respectively)                                                                                  40,848                25,053
                                                                                         -------------------------------------------
         Revenues before reimbursable items                                                          224,604               192,879
    Reimbursable items (includes $2.3 million and $2.5 million from related parties
     for 2004 and 2003, respectively)                                                                 60,632                58,474
                                                                                         -------------------------------------------
         Total revenues                                                                              285,236               251,353
                                                                                         -------------------------------------------

Expenses:
    Salaries and other personnel expense                                                              87,862                76,096
    Net occupancy and equipment expense                                                               58,011                51,620
    Other operating expenses (includes $2.3 million and $2.2 million to related
       parties for 2004 and 2003, respectively)                                                       34,551                22,017
    Loss (gain) on disposal of equipment, net                                                             38                   (22)
                                                                                         -------------------------------------------
         Expenses before reimbursable items                                                          180,462               149,711
   Reimbursable items                                                                                 60,632                58,474
                                                                                         -------------------------------------------
         Total expenses                                                                              241,094               208,185
                                                                                         -------------------------------------------
         Operating income                                                                             44,142                43,168
                                                                                         -------------------------------------------
Nonoperating income (expense):
    Interest income (includes $176 and $230 from related parties for 2004 and 2003,
       respectively)                                                                                     505                   651
    Interest expense                                                                                    (743)                  (13)
    Loss on foreign currency translation, net                                                            (71)                 (626)
                                                                                         -------------------------------------------
         Total nonoperating income (expense)                                                            (309)                   12
                                                                                         -------------------------------------------
    Income before income taxes, minority interest and equity in income
       of joint ventures                                                                              43,833                43,180
Income taxes                                                                                          16,755                15,514
Minority interest in consolidated subsidiary's net income                                                (93)                 (118)
Equity in income of joint ventures                                                                     5,576                 4,188
                                                                                         -------------------------------------------
      Net income                                                                        $             32,561                31,736
                                                                                         ===========================================
      Basic earnings per share                                                          $               0.17                  0.16
                                                                                         ===========================================
      Diluted earnings per share                                                        $               0.17                  0.16
                                                                                         ===========================================

      Weighted average common shares outstanding                                                     196,844               197,049
      Increase due to assumed issuance of shares related to stock options outstanding                    370                   183
                                                                                         -------------------------------------------
      Weighted average common and common equivalent shares outstanding                               197,214               197,232
                                                                                         ===========================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                              -------------------------------------
(in thousands)                                                                                         2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                                          $             32,561              31,736
       Adjustments to reconcile net income to net cash provided by operating
         Minority interest in consolidated subsidiary's net income                                        93                 118
         Loss on foreign currency translation, net                                                        71                 626
         Equity in income of joint ventures                                                           (5,576)             (4,188)
         Depreciation and amortization                                                                26,115              22,102
         Recoveries of bad debt expenses and billing adjustments                                        (704)               (291)
         Charges for transaction processing                                                              925                  52
         Deferred income tax (benefit) expense                                                        (2,460)             12,277
         Loss (gain) on disposal of equipment, net                                                        38                 (22)
    (Increase) decrease in:
       Accounts receivable                                                                           (12,112)             (4,639)
       Prepaid expenses and other assets                                                             (15,013)             (5,723)
    Increase (decrease) in:
       Accounts payable                                                                                2,019                (321)
       Accrued salaries and employee benefits                                                        (18,116)            (26,607)
       Billings in excess of costs and profit on uncompleted contracts                                (6,749)             29,722
       Other current liabilities                                                                      42,867               5,978
                                                                                         ------------------------------------------
           Net cash provided by operating activities                                                  43,959              60,820
                                                                                         ------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                              (19,535)             (5,072)
    Additions to purchased computer software                                                          (7,370)            (11,502)
    Additions to internally developed computer software                                               (1,982)             (3,954)
    Proceeds from disposal of equipment                                                                    -                  37
    Dividends received from joint ventures                                                            15,000                   -
    Contract acquisition costs                                                                        (1,857)             (8,765)
                                                                                         ------------------------------------------
           Net cash used in investing activities                                                     (15,744)            (29,256)
                                                                                         ------------------------------------------





See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                              -------------------------------------
(in thousands)                                                                                         2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Purchases of common stock                                                                         (1,189)                  -
    Principal payments on capital lease obligations and software obligations                         (41,589)                (24)
    Dividends paid on common stock                                                                    (3,936)             (3,448)
    Proceeds from exercise of stock options                                                            1,142                   -
                                                                                         ------------------------------------------
           Net cash used in financing activities                                                     (45,572)             (3,472)
                                                                                         ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             742                 978
                                                                                         ------------------------------------------
           Net (decrease) increase in cash and cash equivalents                         $            (16,615)             29,070
Cash and cash equivalents at beginning of year                                                       122,874             109,171
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                              $            106,259             138,241
                                                                                         ==========================================
    Cash paid for interest                                                              $                743                  12
                                                                                         ==========================================
    Income taxes refunds received (net of payments)                                     $             (9,821)             (1,901)
                                                                                         ==========================================



See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R) or the Company); its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TSYS Canada), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Japan Co., Ltd. (Japan Co.), Enhancement Services Corporation (ESC) and TSYS Technology Center, Inc.
(TTC);  and its majority owned foreign  subsidiary,  GP Network  Corporation (GP
Net).

     These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company's 2003 annual report previously filed on Form 10-K. Results of interim periods are not necessarily indicative of results to be expected for the year.

Note 2 - Supplementary Balance Sheet Information

     Cash and cash equivalent balances are summarized as follows:

        (in thousands)                                           March 31, 2004              December 31, 2003
        ------------------------------------------------------------------------------   --------------------------
        Cash and cash equivalents in domestic accounts     $                 68,309                       80,812
        Cash and cash equivalents in foreign accounts                        37,950                       42,062
                                                            --------------------------   --------------------------
            Total                                          $                106,259                      122,874
                                                            ==========================   ==========================

     The Company maintains accounts denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars and Japanese Yen.

     Significant components of prepaid expenses and other current assets are summarized as follows:

          (in thousands)                                           March 31, 2004             December 31, 2003
          -----------------------------------------------------------------------------   ---------------------------
          Prepaid expenses                                   $                 7,235                        11,667
          Supplies                                                             3,537                         3,544
          Other                                                                5,614                         7,553
                                                              -------------------------   ---------------------------
              Total                                          $                16,386                        22,764
                                                              =========================   ===========================

     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

          (in thousands)                                           March 31, 2004             December 31, 2003
          -----------------------------------------------------------------------------   ---------------------------
          Payments for processing rights, net                $                81,840                        84,448
          Conversion costs, net                                               40,503                        41,024
                                                              -------------------------   ---------------------------
              Total                                          $               122,343                       125,472
                                                              =========================   ===========================


     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.4 million and $2.9 million for the three months ended March 31, 2004 and 2003, respectively.

     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $2.7 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively.

     Significant components of other current liabilities are summarized as follows:

          (in thousands)                                           March 31, 2004              December 31, 2003
          -----------------------------------------------------------------------------   -----------------------------
           Accrued expenses                                  $                 33,212                         16,879
           Income taxes payable                                                33,229                          5,405
           Customer postage deposits                                           12,521                         11,519
           Deferred revenues                                                   11,080                         11,639
           Client liabilities                                                   9,329                          7,804
           Transaction processing provisions                                    5,041                          5,091
           Dividends payable                                                    3,937                          3,936
            Other                                                               2,854                          1,783
                                                              -------------------------   -----------------------------
              Total                                          $                111,203                         64,056
                                                              =========================   =============================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended March 31 is as follows:

         (in thousands)                                                  2004                         2003
         --------------------------------------------------------------------------------   --------------------------
         Net income                                           $                 32,561     $                 31,736
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                     1,930                       (1,161)
                                                               --------------------------   --------------------------
         Comprehensive income                                 $                 34,491     $                 30,575
                                                               ==========================   ==========================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

                                     Balance at                    Pretax                                Balance at
(in thousands)                    December 31, 2003                amount         Tax effect           March 31, 2004
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                               $8,314                3,045           (1,115)               $10,244
                                    =======================================================================================

Note 4 - Segment Reporting and Major Customers

     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS No.
131). The Company's segment information reflects the information that the chief operating decision makers (CODMs) use to make resource allocation and strategic decisions. The CODMs at TSYS consist of the chairman of the board, the chief executive officer, the president and the three senior executive vice presidents.

     In the fourth quarter of 2003, the Company revised its segment information to reflect the information that the CODMs use to make resource allocations and strategic decisions. The revision moved TSYS Canada from international-based services into the domestic-based services. TSYS Canada's provides processing services to TSYS.

     Through online accounting and electronic payment processing systems, Total System Services, Inc. provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and the Caribbean. The reportable units are segmented based upon geographic locations. Domestic-based services include electronic payment processing services and other services provided from the United States. Domestic-based services segment includes the financial results of TSYS, excluding its foreign branch offices, and including the following subsidiaries:
CDEC, CPI, TSYS Canada, TDM, ProCard, ESC and TTC. International-based services include electronic payment processing and other services provided outside the United States. International-based services include the financial results of GP Net, Japan Co. and TSYS' branch offices in Europe and Japan.

(in thousands)                                Domestic-based          International-based
Operating Segments                               services                   services             Consolidated
------------------------------------------------------------------------------------------------------------------
At March 31, 2004
------------------------------------------------------------------------------------------------------------------
Identifiable assets              $              1,007,018                     147,305     $             1,154,323
Intersegment eliminations                        (140,069)                         -                     (140,069)
                                 -------------------------  -------------------------     ------------------------
Total assets                     $                866,949                     147,305     $             1,014,254
                                 =========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------
At December 31, 2003
------------------------------------------------------------------------------------------------------------------
Identifiable assets              $                994,822                    139,028      $             1,133,850
Intersegment eliminations                        (132,614)                         -                     (132,614)
                                 -------------------------  -------------------------     ------------------------
Total assets                     $                862,208                    139,028      $             1,001,236
                                 =========================  =========================     ========================

(in thousands)                                Domestic-based          International-based
Operating Segments                               services                   services             Consolidated
------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2004
------------------------------------------------------------------------------------------------------------------
Segment total revenue          $                 260,620                     24,618      $               285,238
Intersegment revenue                                  (2)                         -                           (2)
                               --------------------------  -------------------------     ------------------------
Total revenue                  $                 260,618                     24,618      $               285,236
                               ==========================  =========================     ========================
Depreciation and amortization  $                  23,284                      2,831      $                26,115
                               ==========================  =========================     ========================
Segment operating income       $                  39,573                      4,569      $                44,142
                               ==========================  =========================     ========================
Income taxes                   $                  15,161                      1,594      $                16,755
                               ==========================  =========================     ========================
Equity in income of joint
 ventures                      $                   5,201                        375      $                 5,576
                               ==========================  =========================     ========================
Net income                     $                  29,444                      3,117      $                32,561
                               ==========================  =========================     ========================
------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2003
------------------------------------------------------------------------------------------------------------------
Segment total revenue          $                 233,119                     18,235    $                251,354
Intersegment revenue                                  (1)                         -                          (1)
                               --------------------------  -------------------------    ------------------------
Total revenue                  $                 233,118                     18,235    $                251,353
                               ==========================  =========================    ========================
Depreciation and amortization  $                  19,619                      2,483    $                 22,102
                               ==========================  =========================    ========================
Segment operating income       $                  41,036                      2,132    $                 43,168
                               ==========================  =========================    ========================
Income taxes                   $                  14,917                        597    $                 15,514
                               ==========================  =========================    ========================
Equity in income of joint
 ventures                      $                   3,941                        247    $                  4,188
                               ==========================  =========================    ========================
Net income                     $                  30,365                      1,371    $                 31,736
                               ==========================  =========================    ========================

     Revenues for domestic-based services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues from international-based services include electronic payment processing and other services provided outside the United States to clients domiciled mainly outside the United States.

     The following geographic area data represent revenues for the three months ended March 31, 2004 and 2003, respectively, based on the domicile of customers.

                                              Three Months Ended
                                                   March 31,
                                   ------------------------------------------
      ( in millions)                          2004               2003
      ---------------------------- ----- ---------------- -------------------
      United States                   $            237.0              208.6
      Canada*                                       19.7               16.0
      Europe                                        21.3               15.4
      Mexico                                         3.0                8.0
      Japan                                          3.5                2.8
      Other                                          0.7                0.6
      ---------------------------- ----- ---------------- -------------------
          Totals                      $            285.2              251.4
                                         ================ ===================

     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended March 31, 2004 and 2003, respectively, based on the domicile of customers.

                                      Domestic-based services                International-based services
                              ---------------------------------------- -- ------------------------------------
( in millions)                           2004              2003                 2004              2003
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
United States                   $             237.0             208.6                    -                 -
  Canada*                                      19.7              16.0                    -                 -
Europe                                          0.2                 -                 21.1              15.4
Mexico                                          3.0               8.0                    -                 -
Japan                                             -                 -                  3.5               2.8
Other                                           0.7               0.6                    -                 -
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
    Totals                      $             260.6             233.2                 24.6              18.2
                                   ================= ================= == ================= ==================

* These revenues include those generated from the Caribbean accounts owned by a Canadian institution.

     The Company maintains property and equipment in the United States, Europe, Canada and Japan. The following geographic area data represent net property and equipment balances by region:

                                                              At March 31,                At December 31,
                   (in millions)                                  2004                          2003
                   ---------------------------------------------------------------  -----------------------------
                   United States                       $                   199.9                          192.7
                   Europe                                                   44.3                           37.2
                   Japan                                                     1.9                            2.0
                   Canada                                                    0.2                            0.2
                   ---------------------------------------------------------------  -----------------------------
                       Totals                          $                   246.3                          232.1
                                                        ==========================  =============================

Major Customers

     For the three months ended March 31, 2004, the Company had two major customers which accounted for approximately 28.2%, or $80.4 million, of total revenues For the three months ended March 31, 2003, TSYS had two major customers that accounted for 29.9%, or $75.3 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based services segment.

                                                                Three Months Ended March 31,
                                        ----------------------------------------------------------------------------
                                                        2004                                   2003
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (in millions)                              Dollars         Revenues                Dollars        Revenues
  ---------------------------------------------------------------------------  -------------------------------------
    Customer One                       $        52.2             18.3   %    $          46.8            18.6     %
    Customer Two                                28.2              9.9                   28.5            11.3
  ---------------------------------------------------------------------        -------------------------------
      Totals                           $        80.4             28.2   %    $          75.3            29.9     %
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

     The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.

          (in thousands, except per share data)                     March 31, 2004                 March 31, 2003
          -------------------------------------------------------------------------------   -----------------------------
           Net income, as reported                            $                 32,561     $                    31,736
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                                1,330                           1,221
                                                               --------------------------   -----------------------------
          Net income, as adjusted                             $                 31,231     $                    30,515
                                                               ==========================   =============================
          Earnings per share:
             Basic - as reported                              $                   0.17     $                      0.16
                                                               ==========================   =============================
             Basic - as adjusted                              $                   0.16     $                      0.15
                                                               ==========================   =============================
             Diluted - as reported                            $                   0.17     $                      0.16
                                                               ==========================   =============================
             Diluted - as adjusted                            $                   0.16     $                      0.15
                                                               ==========================   =============================

Note 6 - Long-Term Debt

     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At March 31, 2004 and December 31, 2003, TSYS did not have an outstanding balance on the line of credit.

     On March 31, 2004, the Company paid in full the obligations related to licensed mainframe software. The effective interest rates related to the software obligations were well above current market rates. At March 31, 2004, TSYS did not have an outstanding balance related to the software obligations.

Note 7 - Supplementary Cash Flow Information

     Cash used for contract acquisition costs for the three months ended March 31, 2004 and 2003 are summarized as follows:

          (in thousands)                                           March 31, 2004                March 31, 2003
          -----------------------------------------------------------------------------   -----------------------------
           Conversion costs                                  $                 1,857     $                     5,765
           Payments for processing rights                                          -                           3,000
          -----------------------------------------------------------------------------   -----------------------------
              Total                                          $                 1,857     $                     8,765
                                                              =========================   =============================

Note 8 - Acquisition

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

     Presented below are the pro forma consolidated results of operations for the three months ended March 31, 2003 as though the acquisition of ESC had occurred on January 1, 2003.

         (in thousands, except per share              Three Months Ended
         data)                                             March 31,
         ------------------------------------- --- --------------------------
                                                             2003
         ------------------------------------- --- --------------------------
         Revenues                               $                    255,546
         Net income                                                   32,330
         Basic earnings per share                                       0.16
         Diluted earnings per share                                     0.16

                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Overview

TSYS' revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided primarily through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean and Europe. The Company currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation (GP Net), and in the United States through its joint venture, Vital Processing Services L.L.C. (Vital).

     Due to the somewhat seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or declines in card portfolios of existing clients, the conversion of cardholder accounts of new clients to the Company's processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor which may affect TSYS' revenues and results of operations from time to time, is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor. Consolidation in either the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS' financial position, results of operations and cash flows in the future.

     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients and increasing pressure on the Company's net profit margins.

     Based upon available market share data that includes cards processed in-house, the Company believes it has a 20% market share of the domestic consumer card processing arena; an 83% share of the Visa and MasterCard domestic commercial card processing market; a 15% share of the domestic retail card processing market; and a 4% market share of the U.S. off-line debit processing market. The Company believes it has significant growth opportunities as in-house processors and issuers processed by competitors realize the potential for reduced costs and better portfolio performance offered through TSYS' processing solutions.

     The Company provides services to its clients including processing consumer, retail, commercial, debit and stored value cards, as well as student loan account processing. Consumer cards include Visa and MasterCard credit cards as well as American Express cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Government services/EBT accounts on file consist mainly of student loan processing accounts. Debit/Stored value accounts include debit cards and stored value cards. The tables on page 19 summarize TSYS' accounts on file (AOF) information as of March 31, 2004 and 2003.

     Significant highlights occurring during 2004 include:

          * Payments remaining under the software obligations were extinguished early in March 2004.

          * Accounts on file processed on TSYS' systems increased 10.3% to 280.4 million.

          * TSYS' board of directors approved a doubling of the quarterly dividend to $0.04 per share from $0.02 per share.


     The major industry development occurring in 2003 and the early part of 2004 remains consolidation among financial institutions, particularly in the area of credit card operations. In 2003, Sears' credit card business was sold to Citigroup, Inc.; Circuit City sold its Visa and MasterCard portfolio to Fleet Financial, who in turn merged with Bank of America; J.P. Morgan Chase & Co. and Bank One announced a merger; and Circuit City agreed to sell its private label card business to Bank One. TSYS' management continually monitors the situation with each of these portfolios. The impact of these transactions on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

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

     For a detailed discussion regarding the Company's critical accounting policies and estimates, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the Company's critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions.

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

Lease Guarantee

     To assist Vital in leasing its corporate facility, the Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe, Arizona facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at March 31, 2004 is $4.8 million. If Vital fails to perform its obligations with regard to the lease, TSYS and Visa will be required to perform in the same manner and to same extent as is required by Vital.

Line of Credit

     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At March 31, 2004 and December 31, 2003, TSYS did not have an outstanding balance on the line of credit. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

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

Results of Operations

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31, 2004 and 2003:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                                2004             2003            2004 vs. 2003
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    64.4  %         66.8  %             9.5  %
       Other services                                            14.3             9.9               63.0
                                                           -------------      ----------
          Revenues before reimbursable items                     78.7            76.7               16.4
       Reimbursable items                                        21.3            23.3                3.7
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               13.5
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      30.8            30.3               15.5
       Net occupancy and equipment expense                       20.3            20.5               12.4
       Other operating expenses                                  12.1             8.7               56.9
                                                           -------------      ----------
           Expenses before reimbursable items                    63.2            59.5               20.5
       Reimbursable items                                        21.3            23.3                3.7
                                                           -------------      ----------
           Total expenses                                        84.5            82.8               15.8
                                                           -------------      ----------
           Operating income                                      15.5            17.2                2.3
     Nonoperating income                                         (0.1)            0.0                 nm
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             15.4            17.2                1.5
     Income taxes                                                 6.0             6.3                8.0
     Minority  interest in  consolidated  subsidiary's  net      (0.0)           (0.0)                nm
     Equity in income of joint ventures                           2.0             1.7               33.1
                                                           -------------      ----------
     Net income                                                  11.4  %         12.6  %             2.6  %
                                                           =============      ==========

nm = not meaningful

Revenues

     Total revenues increased $33.9 million, or 13.5%, during the three months ended March 31, 2004, compared to the same period in 2003. The increase in revenues for 2004 includes an increase of $3.0 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $31.7 million, or 16.4%, during the three months ended March 31, 2004, respectively, compared to the same period in 2003.

                   Accounts on File (AOF) Data (in millions):

AOF
                                  2004             2003            % Change
                            -------------     ------------    -----------------
     At March 31,                280.4            254.2               10.3
     YTD Average                 278.2            252.2               10.3

AOF by Portfolio Type
                                                  March 31, 2004                 March 31, 2003
                                            ----------------------------    --------------------------
                                                AOF             %               AOF           %               % Change
     -----------------------------------    ------------- --------------    ------------ -------------     ----------------
     Consumer                                      147.0           52.4           145.7          57.3                0.9
     Retail                                         86.8           30.9            74.7          29.4               16.1
     Commercial                                     22.2            7.9            20.7           8.1                7.1
     Debit/stored value                             14.2            5.1             6.2           2.4              128.7
     Government services/EBT                        10.2            3.7             6.9           2.8               47.5
     -----------------------------------    ------------- --------------    ------------ -------------
         Total                                     280.4          100.0           254.2         100.0               10.3
                                            ============= ==============    ============ =============

AOF by Geographic Area
                                                 March 31, 2004               March 31, 2003
                                          ----------------------------------------------------------
                                                  AOF            %            AOF            %         % Change
      ----------------------------------  ---------------------------------------------------------------------------
      Domestic                                        235.4       84.0           216.8         85.3             8.6
      Foreign                                          45.0       16.0            37.4         14.7            20.3
      ----------------------------------  ----------------------------------------------------------
          Total                                       280.4      100.0           254.2        100.0            10.3
                                          ==========================================================

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of processing clients.

Activity in AOF

                                                         ----------------------     --------------------
                                                          March 2003 to March          March 2002 to
                                                                 2004                   March 2003
                                                         ----------------------     --------------------
     Beginning balance                                                  254.2                    229.2
       Internal growth of existing clients                               28.9                     20.4
       New clients                                                       13.2                     13.9
       Purges/Sales                                                     (12.1)                    (9.2)
       Deconversions                                                     (3.8)                    (0.1)
                                                         ----------------------     --------------------
     Ending balance                                                     280.4                    254.2
                                                         ======================     ====================

Electronic Payment Processing Services

     Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $15.9 million, or 9.5%, for the three months ended March 31, 2004, respectively, compared to the same period in 2003.

     On March 3, 2003, the Company announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS will license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six year payment term. The Company uses the percentage-of-completion accounting method for its agreement with Bank One and recognizes revenues in proportion to costs incurred. TSYS' revenues from Bank One were approximately 4.6% of total revenues for the first three months of 2004. The 2004 earnings per share (EPS) contribution from the Bank One agreement is expected to range from $0.03 to $0.04. Beginning in 2005 and continuing thereafter through the payment term of the license, the EPS contribution of the Bank One agreement is expected to exceed $0.04 on an annual basis.

     On January 14, 2004, J.P. Morgan Chase & Co. (JPM) and Bank One announced that they have agreed to merge. Based on discussions with executive management of Bank One after the recent merger announcement by JPM and Bank One, TSYS and Bank One are proceeding with their efforts to complete the Bank One conversion according to schedule. However, there are no assurances that the Bank One conversion will be completed on schedule or that Bank One and JPM may not elect to terminate the Bank One agreement with TSYS prior to the conversion. The impact of the transaction between Bank One and JPM on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

     In October 2003, Circuit City Stores, Inc. announced that it had sold its Visa and MasterCard portfolio, which includes credit card receivables and related cash reserves to FleetBoston Financial. On January 20, 2004, Circuit City announced an agreement to sell its private-label credit card business to Bank One. TSYS has a long-term agreement with Circuit City Stores until April 2006. TSYS' revenues from Circuit City were approximately 2.7% of total revenues for the three months ended March 31, 2004. The impact of the transactions between Circuit City and FleetBoston Financial and Circuit City and Bank One on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. Sears and Citigroup are both clients of TSYS, and TSYS considers its relationships with both companies to be very positive. TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 81.8 million Sears accounts. For the three months ended March 31, 2004, TSYS' revenues from the TSYS/Sears agreement represented 5.7% of TSYS' consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS would be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee. The impact of the transaction between Sears and Citigroup on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

     TSYS provides processing services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.

     Total revenues from clients based in Mexico were $3.0 million for the first three months of 2004, a 62.9% decrease compared to the $8.0 million for the same period last year. During 2003, the Company's largest client in Mexico notified TSYS that the client would be utilizing its internal global platform and deconverted in the fourth quarter of 2003. This client represented approximately 70% of TSYS' revenues from Mexico. Another Mexican client notified the Company of its intentions to deconvert in mid-2004. This client represented approximately 21% of TSYS' revenues from Mexico prior to the deconversion of TSYS' largest client in Mexico. As a result, management expects that electronic payment processing revenues for 2004 from Mexico will decrease significantly when compared to electronic payment processing revenues from Mexico for 2003.

     The Company's electronic payment processing services revenues are also impacted by the use of optional value added products and services of TSYS' processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease over time as clients subscribe to or cancel these services.

     For the three months ended March 31, 2004 and 2003, value added products and services represented 13.7% and 14.1%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 10.1%, or $3.6 million, for the three months ended March 31, 2004 compared to the same period last year.

     Revenues associated with ProCard are included in electronic payment processing services. These services include providing customized, Internet, Intranet and client/server software solutions for commercial card management programs. Revenues from these services increased 24.3% to $6.2 million for the three months ended March 31, 2004, compared to $5.0 million for the same period last year.

Other Services

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services increased $15.8 million, or 63.0%, in the first quarter of 2004, compared to the first quarter of 2003. Other service revenues increased primarily as a result of increased debt collection services performed by TSYS Total Debt Management, Inc. and the revenues associated with Enhancement Services Corporation (ESC).

     On April 28, 2003, TSYS completed the acquisition of ESC for $36.0 million in cash. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients. For the three months ended March 31, 2004, TSYS' revenues include $4.8 million related to ESC's revenues and are included in other services.

Major Customers

     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended March 31, 2004, the Company had two major customers. The major customers for the quarter ended March 31, 2004 accounted for approximately 28.2%, or $80.4 million, of total revenues. For the three months ended March 31, 2003, TSYS had two major customers that accounted for 29.9%, or $75.3 million, of total revenues. The loss of one of the Company's major customers, or other significant clients, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Reimbursable Items

     Reimbursable items increased $2.2 million, or 3.7%, for the three months ended March 31, 2004, as compared to the same period last year. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage.

Operating Expenses

     Total expenses increased 15.8% for the three months ended March 31, 2004 compared to the same period in 2003. The increase in expenses for 2004 includes an increase of $2.5 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, total expenses increased 20.5% for the three months ended March 31, 2004 compared to the same period in 2003. The increases in operating expenses are attributable to changes in each of the expense categories as described below.

     Salaries and other personnel expenses increased $11.8 million, or 15.5%, for the three months ended March 31, 2004 compared to the same period in 2003. The change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. These increases were offset during the quarter with a reduction in the accrual for performance-based incentive benefits. The average number of employees in the first quarter of 2004 was 5,617, an increase of 5.9%, compared to 5,305 in the same period in 2003. During the second quarter of 2003, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly-owned subsidiary named TSYS Technology Center, Inc. (TTC) in Boise, Idaho. Initially employing 77 team members, the TTC team members will support technology efforts throughout TSYS, including government services, customer care, programming, and systems development. At April 30, 2004, TSYS had 5,383 full-time and 199 part-time employees.

     Net occupancy and equipment expense increased $6.4 million, or 12.4%, for the three months ended March 31, 2004 over the same period in 2003. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are met to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, decreased approximately $0.4 million for the three months ended March 31, 2004 compared to the same period in 2003. Depreciation and amortization increased $1.6 million during the three months ended March 31, 2004 compared to the same period in 2003. Repairs and maintenance expenses increased $4.1 million for the first three months of 2004, compared to the same period last year.

     Other operating expenses for the three months of 2004 increased $12.5 million, or 56.9%, as compared to the same period in 2003. Other operating expenses include, among other things, amortization of conversion costs, professional advisory fees and court costs associated with its debt collection business. The Company's amortization of conversion costs increased $1.4 million for the three months ended March 31, 2004, as compared to the same period last year. As a result of a new debt-collection agreement with an existing client signed in the third quarter of 2003, the Company recognized $9.8 million of attorney court costs and commissions in operating expenses that it expects to recover in future periods. The Company anticipates that these debt collection costs will continue.

     Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section in the 2003 Form 10-K, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. For the three months ended March 31, 2004, the Company's transaction processing expenses increased $0.7 million, compared to the same period in 2003.

Operating Income

     Operating income increased 2.3% for the three months ended March 31, 2004 over the same period in 2003. The Company's operating profit margin for the first quarter of 2004 was 15.5%, compared to 17.2% for the same period last year. The margin for the first quarter of 2004 decreased when compared to the same period in 2003 as the result of expenses growing at a faster rate than revenues.

     Management believes that reimbursable items distort operating profit margin as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon operating margin excluding reimbursable items. Management believes that operating profit margin excluding reimbursable items is more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients. Excluding reimbursable items, the Company's operating profit margin for the three months ended March 31, 2004 was 19.7%, compared to 22.4% for the three months ended March 31, 2003.

     Below is the reconciliation between reported operating margin and adjusted operating margin excluding reimbursable items for the three months ended March 31, 2004 and 2003:

                                                                       Three Months Ended
                                                                           March 31,
      --------------------------------------------------- ---- -----------------------------------
                                                                     2004              2003
      --------------------------------------------------- ---- ----------------- -----------------
      Operating income (a)                                 $            44,142            43,168
                                                               ================= =================
      Total revenues (b)                                  $            285,236           251,353
                                                               ================= =================
      Operating margin (as reported) (a)/(b)                             15.5%             17.2%
                                                               ================= =================
      Revenue before reimbursable items (c)               $            224,604           192,879
                                                               ================= =================
      Adjusted operating margin (a)/(c)                                  19.7%             22.4%
                                                               ================= =================

Nonoperating Income (Expense)

     Interest income for the first three months of 2004 was $505,000, a decrease of $146,000, compared to $651,000 for the first three months of 2003. The decrease is related to less cash available to invest.

     Interest expense for the first three months of 2004 was $743,000, an increase of $731,000, compared to $13,000 for the first three months of 2003. The increase is the result of the interest expense related to the software obligations. On March 31, 2004, TSYS paid the remaining obligations for mainframe software licenses. As a result, interest expense should be lower for the final nine months of 2004.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $71,000 for the first three months of 2004 relates to the translation of cash accounts. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2004 was approximately $1.8 million, the majority of which is denominated in BPS.

Income Taxes

     TSYS' effective income tax rate for the three months ended March 31, 2004 was 34.2%, compared to 33.0% for the same period in 2003. The increase in the effective income tax rate for the three months ended March 31, 2004, as compared to the same period in 2003, is the result of increased international taxes associated with increased international earnings. The calculation of the effective tax rate is income taxes divided by TSYS' pretax income adjusted for minority interest in consolidated subsidiary's net income and equity earnings of the Vital joint venture. The Company expects its effective income tax rate for 2004 to be approximately 34%.

Equity in Income of Joint Ventures

     TSYS' share of income from its equity in joint ventures was $5.6 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively. The increase for the quarter is primarily attributable to the increase in Vital's operating results as a result of increased volumes.

Vital Processing Services L.L.C. (Vital)

     Vital, a limited liability company, is a merchant processing joint venture of TSYS and Visa U.S.A. ("VISA"). The Company is a leader in providing integrated end-to-end electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Vital processes all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments. Vital's unbundled products and services include: authorization and capture of electronic transactions; clearing and settlement of electronic transactions; information reporting services related to electronic transactions; merchant billing services; and point of sale terminal sales and service. Vital's products and services are marketed to merchant acquirers through a direct sales force, which concentrates on developing long-term relationships with existing and prospective clients.

     The Company considers Vital to be an integral part of its overall processing operations and an important part of its overall market strategy. Prior to forming the joint venture, TSYS performed back-end merchant processing services for its clients. The revenues and expenses associated with merchant processing were included in operating profits. In the ordinary course of business, TSYS, which still owns the merchant processing software, provides back-end processing services to Vital. For the three months ended March 31, 2004 and 2003, TSYS generated $5.1 million and $5.8 million of revenue from Vital, respectively.

     During the three months ended March 31, 2004, the Company's equity in income of joint ventures related to Vital was $5.2 million, a 31.9% increase, or $1.3 million, compared to $3.9 million for the same period last year.

     The following is a summary of Vital's consolidated statements of income for the three months ended March 31, 2004 and 2003:

                                                                      Three Months Ended
                                                                          March 31,
                                                            ---------------------------------------
         (in thousands)                                           2004                  2003
                                                            -----------------     -----------------
         Revenues before reimbursable items                          $62,378                56,419
         Total revenues                                               69,937                62,542
         Operating income                                             11,295                 8,498
         Net income*                                                  11,438                 8,636


          *Vital is a limited liability company and is taxed in a manner similar to a partnership; therefore, net income related to Vital does not include income tax expense

     Vital provides products and services through its merchant services offerings. The Company's revenues are primarily generated from charges based on: the number of transactions processed; the number of merchant accounts on its systems; the number of reports provided (electronic and paper) to acquirers and merchants; and the sale and service of point of sale terminal equipment. Revenues generated by these activities depend upon a number of factors, such as demand for and price of Vital's services, the technological competitiveness of its product offerings, its reputation for providing timely and reliable service, competition within the industry, and general economic conditions.

     Processing contracts with large clients, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the volume of transactions processed by the client. Transaction volumes are influenced by both the number and type of merchants. The growth or loss of merchants impacts the results of operations from period to period. Operating results may also be significantly impacted by a customer who sells all, or a portion of, its merchant acquiring business. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in revenues being concentrated in a small number of customers.

     Vital's revenues increased $7.4 million, or 11.8%, for the three months ended March 31, 2004 compared to the same period in 2003. The increase in the first quarter of 2004, as compared to the same period in 2003, included an increase of $1.4 million in reimbursable items. The remaining increase was primarily the result of increases in the number of transactions processed and revenues associated with the Company's terminal deployment business.

     Vital's major expense items include salaries and other personnel expense and cost of network and telecommunication expenses. Salaries and other personnel expense consists of the cost of personnel who develop and maintain processing applications, operate computer networks and provide customer support; wages and related expenses paid to sales personnel; and costs associated with non-revenue producing customer support functions, administrative employees and management.

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

     During the three months ended March 31, 2004, the Company's equity in income of joint ventures related to TSYS de Mexico was $375,000, a 52.1% increase, or $129,000, compared to $246,000 for the same period last year.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $62,800 and $196,300 for the three months ended March 31, 2004 and 2003, respectively. This processing support fee decreased as a result of the deconversion of TSYS' largest client in Mexico.

Net Income

     Net income for the three months ended March 31, 2004 increased 2.6% to $32.6 million, or basic and diluted earnings per share of $0.17, compared to $31.7 million, or basic and diluted earnings per share of $0.16, for the same period in 2003.

Net Profit Margin

     The Company's net profit margin for the first quarter of 2004 was 11.4%, compared to 12.6% for the same period last year.

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

     Excluding reimbursable items, the Company's net profit margin for the first quarter of 2004 was 14.5%, compared to 16.5% for the three months ended March 31, 2003.

     Below is the reconciliation between reported net profit margin and adjusted net profit margin excluding reimbursable items for the three months ended March 31, 2004 and 2003:

                                                                     Three Months Ended
                                                                          March 31,
      -------------------------------------------------- --- ------------------ -----------------
                                                                   2004               2003
      -------------------------------------------------- --- ------------------ -----------------
      Net income (a)                                      $            32,561            31,736
                                                             ================== =================
      Total revenues (b)                                 $            285,236           251,353
                                                             ================== =================
      Net profit margin (as reported) (a)/(b)                           11.4%             12.6%
                                                             ================== =================
      Revenue before reimbursable items (c)              $            224,604           192,879
                                                             ================== =================
      Adjusted net profit margin (a)/(c)                                14.5%             16.5%
                                                             ================== =================

Projected Outlook for 2004 and 2005

     TSYS expects its 2004 earnings per share (EPS) to exceed its 2003 EPS by 5-7% and its revenues (excluding reimbursables) to exceed its 2003 revenues by 11-13%. The forecast does not include any revenues or expenses associated with signing and converting any new major clients and does not include the effect of any potential changes to relationships with certain large clients.

     TSYS anticipates 10-15% growth in EPS in 2005, based on the following assumptions: revenue before reimbursables items increasing between 10-12%, driven by 6-9% growth in revenue from existing electronic payment processing clients, no significant client losses occurring through 2005 and Vital's earnings growing by at least 5%.

Financial  Position,  Liquidity  and  Capital Resources

     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the use of leases and the occasional use of borrowed funds to supplement financing of capital expenditures.

Cash Flows From Operating Activities

     TSYS' main source of funds is derived from operating activities, specifically net income. During the three months ended March 31, 2004, the Company generated $44.0 million in cash from operating activities compared to $60.8 million for the same period last year. The cash from operating activities for 2004 included refunds from taxing authorities for overpayment of taxes for prior years. The cash from operating activities for 2003 included a payment from Bank One.


     On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, the Company received a $30 million payment from Bank One, which is included in billings in excess of costs and profit on uncompleted contracts on the balance sheet.

Cash Flows From Investing Activities

     The major uses of cash generated from operations have been the addition of property and equipment, the internal development and purchase of computer software and investments in contract acquisition costs associated with the servicing of new and existing clients. The major source of funds from investing activities is the dividend payment from its joint ventures. The Company used $15.7 million in cash for investing activities for the three months ended March 31, 2004, compared to $29.3 million for the same period in 2003.

Property and Equipment

     Capital expenditures for property and equipment during the three month period ended March 31, 2004 were $19.5 million, compared to $5.1 million during the same period last year. On July 30, 2003, the Company announced the groundbreaking for a new TSYS data center in Knaresborough, England. The 47,000 square-foot facility will replace the current center in Harrogate, England. It is being built on three acres and includes 15,000 square feet of office space. The new data center is estimated to cost approximately (Pounds Symbol)20 million and should be completed by the end of the fourth quarter of 2004.

Purchased Computer Software

     Expenditures for purchased computer software were $7.4 million for the three months ended March 31, 2004, compared to $11.5 million for the same period in 2003. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second (MIPs).

Software Development Costs

     Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $2.0 million for the three month period ended March 31, 2004, compared to $4.0 million for the same period in 2003. The decline in the amount capitalized as software development costs in 2004, as compared to 2003, is the result of several projects being completed in 2003.

     The following is a summary of the additions to software development costs by project for the three months ended March 31, 2004 and 2003:

         Software Development Projects                   Three Months Ended March 31,
                                                        -----------------------------
         (in millions)                                     2004              2003
         ---------------------------------------------- ------------      -----------
         TSYS ProphIT                                          $1.0              3.3
         Integrated Payments                                    0.4              0.2
         Double Byte                                             -               0.4
         Other Capitalized Software Development Costs
                                                                0.6              0.1
         ---------------------------------------------- ------------      -----------
             Total                                             $2.0              4.0
                                                        ============      ===========

     The Company continues to develop TSYS ProphITSM, a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT is currently being offered to TSYS' processing clients with general release of the core platform having occurred in the fourth quarter of 2003. Continued development of TSYS ProphIT provides increased and enhanced functionality to the core platform, to include additional customer service functions. The Company capitalized approximately $1.0 million for the three months ended March 31, 2004 on TSYS ProphIT. The Company has invested a total of $29.3 million since the project began.

     The Company is developing its Integrated Payments Platform supporting the online and offline debit and stored value markets, which will give clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company capitalized approximately $389,000 for the three months ended March 31, 2004 on these additional systems. The Company has invested a total of $8.1 million since the project began. The Company expects to complete the system in phases.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." The Company has invested a total of $10.1 million since the project began.

Dividends Received from Joint Ventures

     During the first three months of 2004, the Company received a dividend payment of $15.0 million from its Vital joint venture. In 2003, the Company received its dividend payment of $4.8 million in April.

Contract Acquisition Costs

     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $1.9 million for the three months ended March 31, 2004, and $8.8 million for the three months ended March 31, 2003. The Company made a cash payment for processing rights of $3.0 million during the three months ended March 31, 2003. Conversion cost additions were $1.9 million and $5.8 million for the three months ended March 31, 2004 and 2003, respectively.

Cash Flows From Financing Activities

     The major use of cash for financing activities has been the principal payments on capital lease and software obligations, the payment of dividends and the purchase of stock under the stock repurchase plan as described below. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the three months ended March 31, 2004 was $45.6 million mainly as a result of the payments related to the software obligations, and to a lesser extent, the purchases of common stock and payments of dividends. The Company used $3.5 million in cash for financing activities for the three months ended March 31, 2003 primarily for the payment of cash dividends.

Software Obligations

     On March 31, 2004, the Company paid in full the obligations related to licensed mainframe software. The effective interest rates related to the software obligations were well above current market rates. As a result, the Company recorded a $1.4 million loss on the early extinguishment of these obligations in occupancy and equipment expenses. At March 31, 2004, TSYS did not have an outstanding balance related to the software obligations.

Stock Repurchase Plan

     On April 15, 2003, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares may be purchased from time to time over the next two years and will depend on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares will be used for general corporate purposes. For the first three months of 2004, the Company purchased 52,200 shares at an average cost of $22.76 per share. Since the plan was announced, the Company has purchased 577,491 shares at an average cost of $19.07 per share.

Dividends

     The Company has paid a dividend for 59 consecutive quarters. Dividends on common stock of $3.9 million were paid during the three months ended March 31, 2004. On April 15, 2004, the Company announced it would double its quarterly dividend from $0.02 to $0.04 per share. This dividend amount will be payable on July 1, 2004, to shareholders of record at the close of business on June 18, 2004.

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

Working Capital

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.7:1. At March 31, 2004, TSYS had working capital of $112.6 million compared to $127.4 million at December 31, 2003.

Legal Proceedings

     The Company has received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice is investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. SS3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. Although the exact scope of the investigation is not clear, the Company believes that the subject matter of the investigation relates to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. The Company has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena, and expects to provide further documentation to the government in connection with this investigation. The Company intends to fully cooperate with the Department of Justice in the investigation and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damage or other claims against the Company. The Company is not in a position to estimate whether or not any loss may arise out of this investigation. As a result, no reserve or accrual has been recorded in the Company's financial statements relating to this matter.

Recently Issued Accounting Standards

     The Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, contains a discussion of recently issued accounting standards and the expected impact on our financial statements. There have been no accounting standards issued since then that are expected to have a material impact on the financial statements of the Company.

Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, TSYS' belief with respect to its current market share and its growth opportunities, TSYS' expectation with respect to the impact of the Bank One contract on its earnings per share growth for 2004 and 2005 and thereafter through the payment term of the license, TSYS' expected growth in earnings per share and revenues for 2004, TSYS' expected growth in earnings per share for 2005, the expected cost and completion date for TSYS' new data center located in England, any matter that may arise out of the United States Department of Justice's investigation, and the assumptions underlying such statements, including, with respect to TSYS' expected growth in earnings per share for 2005, an increase in revenues before reimbursable items of 10-12%, a 6-9% growth in revenues from existing electronic payment processing clients, Vital Processing Services growing earnings by at least 5% and no significant client losses through 2005. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) delays in converting Bank One to TSYS' platforms; (ii) revenues are lower than anticipated; (iii) revenues from TSYS' existing customers are lower than anticipated; (iv) Vital's earnings are lower than anticipated; (v) adverse developments with respect to TSYS' sub-prime or retail clients; (vi) lower than anticipated internal growth rates for TSYS' existing clients; (vii) TSYS' inability to control expenses and increase market share; (viii) TSYS' inability to successfully bring new products to market, including, but not limited to stored value products, e-commerce products, loan processing products and other processing services; (ix) the inability of TSYS to grow its business through acquisitions or successfully integrate acquisitions; (x) TSYS' inability to increase the revenues derived from international sources; (xi) adverse developments with respect to entering into contracts with new clients and retaining current clients; (xii) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, including the merger of Fleet with Bank of America, the merger of Bank One with J.P. Morgan Chase, and the acquisition by Citigroup of the Sears portfolio; (xiii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to ecommerce; (xiv) adverse developments with respect to the successful conversion of clients; (xv) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xvi) changes in consumer spending, borrowing and saving habits, including the mix of payments between cash and cards; (xvii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xviii) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xix) the costs and effects of litigation or adverse facts and developments relating thereto; (xx) adverse developments with respect to the credit card industry in general; (xxi) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xxii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels of consumer spending; (xxiii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxiv) hostilities increase in the Middle East or elsewhere; and (xxv) overall market conditions.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive income for the three months ended March 31, 2004 was $1.9 million, compared to a loss of $1.2 million for the three months ended March 31, 2003. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $128.4 million, $4.3 million, $340,000 and $11.7 million, respectively, at March 31, 2004.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pound Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $71,000 for the first three months of March 31, 2004 relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2004 was approximately $1.8 million, the majority of which is denominated in BPS.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the BPS and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 points based on the foreign-denominated cash account balance at March 31, 2004.

                                       ---------------------------------------------------------------------------------------------
                                                                       Effect of Basis Point Change
                                       ---------------------------------------------------------------------------------------------
                                                  Increase in basis point of                     Decrease in basis point of
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
(in thousands)                              100               500             1,000           100           500           1,000
---------------------------------- --- --------------- ----------------- ---------------- ------------ -------------- --------------
Effect  on income  before  income
     taxes                         $             (18)              (90)            (180)      18                  90            180
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

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. As the LIBOR rate changes, TSYS will be subject to interest rate risk. At March 31, 2004, TSYS did not have an outstanding balance on the line of credit.

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

                           TOTAL SYSTEM SERVICES, INC.
                         Item 4 -Controls and Procedures

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to TSYS (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. No change in TSYS' internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The  following  table  sets  forth  information   regarding  the  Company's
purchases of its common stock on a monthly basis during the first quarter of 2004:

--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                               Total Number of Shares     Maximum Number of
                                                                                Purchased as Part of    Shares That May Yet Be
                             Total Number of Shares   Average Price Paid per     Publicly Announced      Purchased Under the
Period                             Purchased                  Share               Plans or Programs       Plans or Programs
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                                                                     1,474,709
January 2004                                 32,200                   $22.94                   32,200                1,442,509
February 2004                                20,000                    22.48                   20,000                1,422,509
March 2004                                        -                        -                        -                1,422,509
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
     Total                                   52,200                   $22.76
                            ======================== ========================

     In April 2003, the Company announced a plan to purchase up to 2.0 million shares of its common stock from time to time and at various prices over the ensuing two years. Over the course of the plan, through March 31, 2004, the Company has repurchased 577,491 shares of its common stock at a cost of $11,013,106, or an average cost of $19.07 per share.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

   a) Exhibits
      Exhibit Number          Description
      ---------------------   -------------------------------------------------

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

        1.  The report dated February 4, 2004 included the following event:

               On February 4, 2004, Total System Services, Inc. ("Registrant") issued a press release announcing an approximately four percent reduction in its workforce. Registrant also confirmed its previously announced anticipated growth in earnings per share of 5-7% for 2004.

        2. The report dated April 14, 2004 included the following event:

               On April 14, 2004, Total System Services, Inc. ("Registrant") issued a press release and held an investor call and webcast to disclose financial results for the first quarter ended March 31, 2004.

        3. The report dated April 15, 2004 included the following event:

               On April 15, 2004, Total System Services, Inc. ("Registrant") issued a press release announcing a quarterly cash dividend of $0.04 per share, a 100 percent increase over the prior year's quarterly dividend of $0.02 per share.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TOTAL SYSTEM SERVICES, INC.


 Date:  May 6, 2004                             by:  /s/ Philip W. Tomlinson
                                                ------------------------------
                                                     Philip W. Tomlinson
                                                     Chief Executive Officer


 Date:  May 6, 2004                             by:  /s/ James B. Lipham
                                                ------------------------------
                                                     James B. Lipham
                                                     Chief Financial Officer

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