Form 10-Q
period 2004-06-30
TOTAL SYSTEM SERVICES INC
filed 2004-08-06
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


 For the quarterly period ended:             June 30, 2004
                               -----------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                     To
                               -----------------------------------------------


 Commission  file number                       1-10254
                               -----------------------------------------------

                          T|SYS| LOGO [OBJECT OMITTED]

                           Total System Services, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Georgia                                                  58-1493818
-------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING AS OF: August 6, 2004
-------------------------------            ------------------------------------
Common Stock, $.10 par value                             196,848,529

                          T|SYS| LOGO [OBJECT OMITTED]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
 Part I. Financial Information
    Item 1. Financial Statements

     Consolidated Balance Sheets (unaudited) - June 30, 2004 and December 31, 2003                         3

     Consolidated Statements of Income (unaudited) - Three and six months
           ended June 30, 2004 and 2003                                                                    5

     Consolidated Statements of Cash Flows (unaudited) -Six months ended
           June 30, 2004 and 2003                                                                          7

     Notes to Unaudited Consolidated Financial Statements                                                  9

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                   18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     40

   Item 4. Controls and Procedures                                                                        42

 Part II. Other Information
   Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity
             Securities                                                                                   43

   Item 4. Submission of Matters to a Vote of Security Holders                                            44

   Item 6. Exhibits and Reports on Form 8-K                                                               45

 Signatures                                                                                               46

 Exhibit Index                                                                                            47

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,            December 31,
(in thousands, except per share information)                                                 2004                  2003
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $98.2 million and $80.8 million on
    deposit with a related party at 2004 and 2003, respectively)                    $             141,930               122,874
  Restricted cash (includes $7.2 million and $7.6 million on deposit with a
    related party at 2004 and 2003, respectively)                                                   7,276                 7,679
  Accounts receivable, net of allowance for doubtful accounts and billing
    adjustments of  $7.8 million and $9.8 million at 2004 and 2003, respectively                  117,407               120,646
  Deferred income tax assets                                                                            -                   401
  Prepaid expenses and other current assets                                                        26,316                22,764
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                        292,929               274,364
Property and equipment, net of accumulated depreciation and amortization of
  $148.9 million and $136.9 million at 2004 and 2003, respectively                                259,866               232,076
Computer software, net of accumulated amortization of $228.0 million and $202.3
  million at 2004 and 2003, respectively                                                          238,974               258,090
Contract acquisition costs, net                                                                   118,750               125,472
Equity investments                                                                                 63,228                66,708
Goodwill, net                                                                                      29,626                29,626
Other assets                                                                                       27,466                14,900
----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $           1,030,839             1,001,236
                                                                                     ============================================




See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,            December 31,
(in thousands, except per share information)                                                 2004                  2003
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $              27,426                17,549
  Accrued salaries and employee benefits                                                           18,757                32,562
  Current portion of obligations under capital leases and software obligations                      1,064                15,231
  Billings in excess of costs and profit on uncompleted contracts                                   1,407                17,573
  Deferred income tax liabilities                                                                   6,658                     -
  Other current liabilities (includes $6.5 million and $4.3 million payable to
     related parties at 2004 and 2003, respectively)                                               85,614                64,056
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                   140,926               146,971
Obligations under capital leases and software obligations, excluding current
  portion                                                                                           3,178                29,748
Deferred income tax liabilities                                                                    91,423                88,544
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                           235,527               265,263
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                                        3,574                 3,439
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000 shares; 197,587 and
    197,504 issued at 2004 and 2003, respectively; 196,849 and 196,815
    outstanding at 2004 and 2003, respectively                                                     19,759                19,750
  Additional paid-in capital                                                                       42,716                41,574
  Accumulated other comprehensive income                                                           10,876                 8,314
  Treasury stock (shares of 738 and 689 at 2004 and 2003, respectively)                           (13,573)              (12,426)
  Retained earnings                                                                               731,960               675,322
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                   791,738               732,534
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $           1,030,839             1,001,236
                                                                                     ============================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                          June 30,
                                                                                         -------------------------------------------
(in thousands, except per share information)                                                         2004                 2003
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $5.2 million and $4.4 million
       from related parties for 2004 and 2003, respectively)                            $            191,863               177,306
    Other services (includes $1.5 million and $1.8 million from related parties for
       2004 and 2003, respectively)                                                                   41,827                25,755
                                                                                         -------------------------------------------
         Revenues before reimbursable items                                                          233,690               203,061
    Reimbursable items (includes $2.4 million and $2.2 million from related parties
     for 2004 and 2003, respectively)                                                                 55,932                54,638
                                                                                         -------------------------------------------
         Total revenues                                                                              289,622               257,699
                                                                                         -------------------------------------------
Expenses:
    Salaries and other personnel expense                                                              82,224                83,600
    Net occupancy and equipment expense                                                               66,153                50,407
    Other operating expenses (includes $2.3 million and $2.2 million to related
       parties for 2004 and 2003, respectively)                                                       37,701                24,312
    Loss (gain) on disposal of equipment, net                                                            340                   (13)
                                                                                         -------------------------------------------
         Expenses before reimbursable items                                                          186,418               158,306
   Reimbursable items                                                                                 55,932                54,638
                                                                                         -------------------------------------------
         Total expenses                                                                              242,350               212,944
                                                                                         -------------------------------------------
         Operating income                                                                             47,272                44,755
                                                                                         -------------------------------------------
Nonoperating income (expense):
    Interest income (includes $141 and $255 from related parties for 2004 and 2003,
       respectively)                                                                                     537                 1,230
    Interest expense                                                                                     (39)                  (17)
    (Loss)gain on foreign currency translation, net                                                      (30)                1,788
                                                                                         -------------------------------------------
         Total nonoperating income                                                                       468                 3,001
                                                                                         -------------------------------------------
    Income before income taxes, minority interest and equity in income
       of joint ventures                                                                              47,740                47,756
Income taxes                                                                                          18,471                18,108
Minority interest in consolidated subsidiary's net income                                                (67)                 (142)
Equity in income of joint ventures                                                                     6,684                 4,800
                                                                                         -------------------------------------------
      Net income                                                                        $             35,886                34,306
                                                                                         ===========================================
      Basic earnings per share                                                          $               0.18                  0.17
                                                                                         ===========================================
      Diluted earnings per share                                                        $               0.18                  0.17
                                                                                         ===========================================

      Weighted average common shares outstanding                                                     196,846               196,703
      Increase due to assumed issuance of shares related to stock options outstanding                    329                   505
                                                                                         -------------------------------------------
      Weighted average common and common equivalent shares outstanding                               197,175               197,208
                                                                                         ===========================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                         -------------------------------------------
(in thousands, except per share information)                                                         2004                 2003
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $9.5 million and $8.9 million
       from related parties for 2004 and 2003, respectively)                            $            375,619               345,132
    Other services (includes $2.9 million and $3.3 million from related parties for
       2004 and 2003, respectively)                                                                   82,675                50,808
                                                                                         -------------------------------------------
         Revenues before reimbursable items                                                          458,294               395,940
    Reimbursable items (includes $4.6 million and $4.7 million from related parties
     for 2004 and 2003, respectively)                                                                116,564               113,112
                                                                                         -------------------------------------------
         Total revenues                                                                              574,858               509,052
                                                                                         -------------------------------------------
Expenses:
    Salaries and other personnel expense                                                             170,086               159,696
    Net occupancy and equipment expense                                                              124,164               102,027
    Other operating expenses (includes $4.6 million and $4.5 million to related
       parties for 2004 and 2003, respectively)                                                       72,252                46,329
    Loss (gain) on disposal of equipment, net                                                            378                   (35)
                                                                                         -------------------------------------------
         Expenses before reimbursable items                                                          366,880               308,017
   Reimbursable items                                                                                116,564               113,112
                                                                                         -------------------------------------------
         Total expenses                                                                              483,444               421,129
                                                                                         -------------------------------------------
         Operating income                                                                             91,414                87,923
                                                                                         -------------------------------------------
Nonoperating income (expense):
    Interest income (includes $317 and $485 from related parties for 2004 and 2003,
       respectively)                                                                                   1,042                 1,881
    Interest expense                                                                                    (782)                  (30)
    (Loss) gain on foreign currency translation, net                                                    (101)                1,162
                                                                                         -------------------------------------------
         Total nonoperating income                                                                       159                 3,013
                                                                                         -------------------------------------------
    Income before income taxes, minority interest and equity in income
       of joint ventures                                                                              91,573                90,936
Income taxes                                                                                          35,226                33,622
Minority interest in consolidated subsidiary's net income                                               (160)                 (260)
Equity in income of joint ventures                                                                    12,260                 8,988
                                                                                         -------------------------------------------
      Net income                                                                        $             68,447                66,042
                                                                                         ===========================================
      Basic earnings per share                                                          $               0.35                  0.34
                                                                                         ===========================================
      Diluted earnings per share                                                        $               0.35                  0.33
                                                                                         ===========================================

      Weighted average common shares outstanding                                                     196,845               196,875
      Increase due to assumed issuance of shares related to stock options outstanding                    350                   368
                                                                                         -------------------------------------------
      Weighted average common and common equivalent shares outstanding                               197,195               197,243
                                                                                         ===========================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                         ------------------------------------------
(in thousands)                                                                                   2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                                          $             68,447              66,042
       Adjustments to reconcile net income to net cash provided by operating
         Minority interest in consolidated subsidiary's net income                                       160                 260
         Loss (gain) on foreign currency translation, net                                                101              (1,162)
         Equity in income of joint ventures                                                          (12,260)             (8,988)
         Depreciation and amortization                                                                52,781              45,597
         Impairment of developed software                                                             10,059                  -
         Recoveries of bad debt expenses and billing adjustments                                      (1,373)                (97)
         Charges for transaction processing                                                            4,865               2,164
         Deferred income tax expense                                                                   9,938               8,178
         Loss (gain) on disposal of equipment, net                                                       378                 (35)
    (Increase) decrease in:
       Accounts receivable                                                                             4,950             (11,335)
       Prepaid expenses and other assets                                                             (17,645)             (2,050)
    Increase (decrease) in:
       Accounts payable                                                                               10,759               4,596
       Accrued salaries and employee benefits                                                        (13,811)            (19,179)
       Billings in excess of costs and profit on uncompleted contracts                               (16,166)             28,472
       Other current liabilities                                                                      11,272              (1,799)
                                                                                         ------------------------------------------
           Net cash provided by operating activities                                                 112,455             110,664
                                                                                         ------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                              (39,334)           (107,432)
    Additions to licensed computer software from vendors                                             (14,001)            (20,000)
    Additions to internally developed computer software                                               (3,703)             (9,033)
    Proceeds from disposal of equipment                                                                    8                  66
    Cash acquired in acquisition                                                                           -               4,442
    Cash used in acquisition                                                                               -             (36,000)
    Dividends received from joint ventures                                                            15,876               5,278
    Contract acquisition costs                                                                        (3,283)            (13,379)
                                                                                         ------------------------------------------
           Net cash used in investing activities                                                     (44,437)           (176,058)
                                                                                         ------------------------------------------




See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                         ------------------------------------------
(in thousands)                                                                                      2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Purchases of common stock                                                                         (1,188)             (9,485)
    Proceeds from long-term debt borrowings                                                               -               20,234
    Principal payments on capital lease obligations and software obligations                         (42,039)                (52)
    Dividends paid on common stock                                                                    (7,873)             (6,897)
    Proceeds from exercise of stock options                                                            1,192                 637
                                                                                         ------------------------------------------
           Net cash (used in) provided by financing activities                                       (49,908)              4,437
                                                                                         ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             946                 (39)
                                                                                         ------------------------------------------
           Net increase (decrease) in cash and cash equivalents                         $             19,056             (60,996)
Cash and cash equivalents at beginning of year                                                       122,874             109,171
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                              $            141,930              48,175
                                                                                         ==========================================
    Cash paid for interest                                                              $                782                  30
                                                                                         ==========================================
    Cash paid for income taxes (net of refunds)                                         $             17,667              25,906
                                                                                         ==========================================




See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS (R) or the Company); its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDEC (SM)), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TSYS Canada), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Japan Co., Ltd. (Japan Co.), Enhancement Services Corporation (ESC) and TSYS Technology Center, Inc.
(TTC);  and its majority owned foreign  subsidiary,  GP Network  Corporation (GP
Net).

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

Note 2 - Supplementary Balance Sheet Information

     Cash and cash equivalent balances are summarized as follows:

        (in thousands)                                            June 30, 2004              December 31, 2003
        ------------------------------------------------------------------------------   --------------------------
        Cash and cash equivalents in domestic accounts     $                 98,184                       80,812
        Cash and cash equivalents in foreign accounts                        43,746                       42,062
                                                            --------------------------   --------------------------
            Total                                          $                141,930                      122,874
                                                            ==========================   ==========================

     The Company maintains accounts denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars and Japanese Yen.

     Significant components of prepaid expenses and other current assets are summarized as follows:

          (in thousands)                                            June 30, 2004              December 31, 2003
          ------------------------------------------------------------------------------   --------------------------
          Prepaid expenses                                   $                 13,440                       11,667
          Supplies                                                              4,114                        3,544
          Other                                                                 8,762                        7,553
                                                              --------------------------   --------------------------
              Total                                          $                 26,316                       22,764
                                                              ==========================   ==========================

     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

          (in thousands)                                            June 30, 2004              December 31, 2003
          ------------------------------------------------------------------------------   --------------------------
          Payments for processing rights, net                $                 78,704                       84,448
          Conversion costs, net                                                40,046                       41,024
                                                              --------------------------   --------------------------
              Total                                          $                118,750                      125,472
                                                              ==========================   ==========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.4 million for both the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, amortization related to payments for processing rights was $6.8 million and $6.3 million, respectively.

     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $2.8 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, amortization expense related to conversion costs was $5.5 million and $2.8 million, respectively.

     Significant components of other current liabilities are summarized as follows:

          (in thousands)                                            June 30, 2004               December 31, 2003
          ------------------------------------------------------------------------------   ----------------------------
           Accrued expenses                                  $                  22,067                        16,879
           Customer postage deposits                                            10,671                        11,519
           Deferred revenues                                                    12,316                        11,639
           Client liabilities                                                    6,985                         7,804
           Transaction processing provisions                                     8,269                         5,091
           Dividends payable                                                     7,874                         3,936
           Other                                                                17,432                         7,188
                                                              --------------------------   ----------------------------
              Total                                          $                  85,614                        64,056
                                                              ==========================   ============================

Note 3 - Comprehensive Income

     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended June 30 is as follows:

         (in thousands)                                                  2004                         2003
         --------------------------------------------------------------------------------   --------------------------
         Net income                                           $                 35,886     $                 34,306
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                       632                        2,785
                                                               --------------------------   --------------------------
         Comprehensive income                                 $                 36,518     $                 37,091
                                                               ==========================   ==========================

     Comprehensive income for the six months ended June 30 is as follows:

         (in thousands)                                                  2004                         2003
         --------------------------------------------------------------------------------   --------------------------
         Net income                                           $                 68,447     $                 66,042
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                     2,562                        1,623
                                                               --------------------------   --------------------------
         Comprehensive income                                 $                 71,009     $                 67,665
                                                               ==========================   ==========================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

                                     Balance at December 31,       Pretax                                Balance at
(in thousands)                                 2003                amount         Tax effect           June 30, 2004
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                               $8,314                3,962           (1,400)               $10,876
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

     In the fourth quarter of 2003, the Company revised its segment information to reflect the information that the CODMs use to make resource allocations and strategic decisions. The revision moved TSYS Canada from international-based services into the domestic-based services. TSYS Canada provides processing services only to TSYS.

     Through online accounting and electronic payment processing systems, Total System Services, Inc. provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and the Caribbean. The reportable units are segmented based upon geographic locations. Domestic-based services include electronic payment processing services and other services provided from the United States. Domestic-based services segment includes the financial results of TSYS, excluding its foreign branch offices, and including the following subsidiaries:
CDEC, CPI, TSYS Canada, TDM, ProCard, ESC and TTC. TSYS' share of the equity earnings of its Vital joint venture is included in domestic-based services. International-based services include electronic payment processing and other services provided outside the United States. International-based services include the financial results of GP Net, Japan Co. and TSYS' branch offices in Europe and Japan. TSYS' share of the equity earnings of its TSYS de Mexico joint venture is included in international-based services.

Operating Segments                                             Domestic-based          International-based
(in thousands)                                                    services                   services                Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
At June 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                $              1,018,751                     161,591     $             1,180,342
Intersegment eliminations                                          (149,503)                         -                     (149,503)
                                                    -------------------------  -------------------------     -----------------------
Total assets                                       $                869,248                     161,591     $             1,030,839
                                                    =========================  =========================     =======================

-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                $                994,822                    139,028      $             1,133,850
Intersegment eliminations                                          (132,614)                         -                     (132,614)
                                                    -------------------------  -------------------------     ----------------------
Total assets                                       $                862,208                    139,028      $             1,001,236
                                                    =========================  =========================     =======================

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                              $                262,113                     27,511      $               289,624
Intersegment revenue                                                     (2)                         -                           (2)
                                                    -------------------------  -------------------------     -----------------------
Total revenue                                      $                262,111                     27,511      $               289,622
                                                    =========================  =========================     =======================
Depreciation and amortization                      $                 23,484                      3,187      $                26,671
                                                    =========================  =========================     =======================
Segment operating income                           $                 40,498                      6,774      $                47,272
                                                    =========================  =========================     =======================
Income taxes                                       $                 15,934                      2,537      $                18,471
                                                    =========================  =========================     =======================
Equity in income of joint ventures                 $                  6,366                        318      $                 6,684
                                                    =========================  =========================     =======================
Net income                                         $                 31,401                      4,485      $                35,886
                                                    =========================  =========================     =======================

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                              $                 237,849                     19,852    $                257,701
Intersegment revenue                                                      (2)                         -                          (2)
                                                    --------------------------  -------------------------    -----------------------
Total revenue                                      $                 237,847                     19,852    $                257,699
                                                    ==========================  =========================    =======================
Depreciation and amortization                      $                  20,958                      2,537    $                 23,495
                                                    ==========================  =========================    =======================
Segment operating income                           $                  41,015                      3,740    $                 44,755
                                                    ==========================  =========================    =======================
Income taxes                                       $                  16,799                      1,309    $                 18,108
                                                    ==========================  =========================    =======================
Equity in income of joint ventures                 $                   4,550                        250    $                  4,800
                                                    ==========================  =========================    =======================
Net income                                         $                  31,672                      2,634    $                 34,306
                                                    ==========================  =========================    =======================

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                              $                522,734                     52,129      $               574,863
Intersegment revenue                                                     (5)                         -                           (5)
                                                    -------------------------  -------------------------     -----------------------
Total revenue                                      $                522,729                     52,129      $               574,858
                                                    =========================  =========================     =======================
Depreciation and amortization                      $                 46,763                      6,018      $                52,781
                                                    =========================  =========================     =======================
Segment operating income                           $                 80,071                     11,343      $                91,414
                                                    =========================  =========================     =======================
Income taxes                                       $                 31,096                      4,130      $                35,226
                                                    =========================  =========================     =======================
Equity in income of joint ventures                 $                 11,567                        693      $                12,260
                                                    =========================  =========================     =======================
Net income                                         $                 60,845                      7,602      $                68,447
                                                    =========================  =========================     =======================

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments (continued)                                  Domestic-based         International-based
(in thousands)                                                    services                   services                 Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                            $                  470,968                    38,087   $                   509,055
Intersegment revenue                                                     (3)                        -                            (3)
                                                  --------------------------- -------------------------   --------------------------
Total revenue                                    $                  470,965                    38,087   $                   509,052
                                                  =========================== =========================   ==========================
Depreciation and amortization                    $                   40,577                     5,020   $                    45,597
                                                  =========================== =========================   ==========================
Segment operating income                         $                   82,051                     5,872   $                    87,923
                                                  =========================== =========================   ==========================
Income taxes                                     $                   31,716                     1,906   $                    33,622
                                                  =========================== =========================   ==========================
Equity in income of joint ventures               $                    8,492                       496   $                     8,988
                                                  =========================== =========================   ==========================
Net income                                       $                   62,037                     4,005   $                    66,042
                                                  =========================== =========================   ==========================

     Revenues for domestic-based services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues from international-based services include electronic payment processing and other services provided outside the United States to clients domiciled mainly outside the United States.

     The following geographic area data represent revenues for the three and six months ended June 30, 2004 and 2003, respectively, based on the domicile of customers.

                                      Three Months Ended June 30,                   Six Months Ended June 30,
                              -------------------------------------------- ---------------------------------------------
(in millions)                             2004                 2003                     2004               2003
----------------------------- ---- ------------------- --------------------- -- ---------------------- --------------
United States                   $              237.2                 209.0                     474.3          417.6
  Canada*                                       21.3                  19.2                      41.0           35.1
Europe                                          24.2                  17.0                      45.5           32.4
Mexico                                           2.9                   9.1                       5.8           17.1
Japan                                            3.4                   2.9                       6.9            5.7
Other                                            0.6                   0.5                       1.4            1.2
                                   ------------------- ---------------------    ---------------------- --------------
    Totals                      $              289.6                 257.7                     574.9          509.1
                                   =================== =====================    ====================== ==============

     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended June 30, 2004 and 2003, respectively, based on the domicile of customers.

                                      Domestic-based services                International-based services
                              ---------------------------------------- -- ------------------------------------
( in millions)                           2004              2003                 2004              2003
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
United States                   $             237.2             209.0                    -                 -
Canada*                                        21.3              19.2                    -                 -
Europe                                          0.1                 -                 24.1              17.0
Mexico                                          2.9               9.1                    -                 -
Japan                                             -                 -                  3.4               2.9
Other                                           0.6               0.5                    -                 -
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
    Totals                      $             262.1             237.8                 27.5              19.9
                                   ================= ================= == ================= ==================

     The following table reconciles geographic revenues to revenues by reporting segment for the six months ended June 30, 2004 and 2003, respectively, based on the domicile of customers.

                                      Domestic-based services                International-based services
                              ---------------------------------------- -- ------------------------------------
( in millions)                           2004              2003                 2004              2003
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
United States                   $             474.3             417.6                    -                 -
Canada*                                        41.0              35.1                    -                 -
Europe                                          0.2                 -                 45.3              32.4
Mexico                                          5.8              17.1                    -                 -
Japan                                             -                 -                  6.9               5.7
Other                                           1.4               1.2                    -                 -
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
    Totals                      $             522.7             471.0                 52.2              38.1
                                   ================= ================= == ================= ==================

* These revenues include those generated from the Caribbean accounts owned by a Canadian institution.

     The Company maintains property and equipment in the United States, Europe, Japan and Canada. The following geographic area data represent net property and equipment balances by region:

                                                               At June 30,                At December 31,
                   (in millions)                                  2004                          2003
                   ---------------------------------------------------------------  -----------------------------
                   United States                       $                   204.9                          192.7
                   Europe                                                   53.0                           37.2
                   Japan                                                     1.8                            2.0
                   Canada                                                    0.2                            0.2
                   ---------------------------------------------------------------  -----------------------------
                       Totals                          $                   259.9                          232.1
                                                        ==========================  =============================

Major Customers

     For the three months ended June 30, 2004, the Company had two major customers which accounted for approximately 27.9%, or $80.7 million, of total revenues. For the three months ended June 30, 2003, TSYS had two major customers that accounted for 30.2%, or $77.7 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based services segment.

                                                                Three Months Ended June 30,
                                        -----------------------------------------------------------------------------
                                                        2004                                   2003
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (in millions)                              Dollars         Revenues                Dollars        Revenues
  ---------------------------------------------------------------------------  -------------------------------------
    Customer One                       $        54.9             19.0   %    $          49.2            19.1     %
    Customer Two                                25.8              8.9                   28.5            11.1
  ---------------------------------------------------------------------        -------------------------------
      Totals                           $        80.7             27.9   %    $          77.7            30.2     %
                                        ===============================        ===============================

     For the six months ended June 30, 2004, the Company had two major customers which accounted for approximately 28.0%, or $161.0 million, of total revenues. For the six months ended June 30, 2003, TSYS had two major customers that accounted for 30.1%, or $153.0 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based services segment.

                                                                 Six Months Ended June 30,
                                        -----------------------------------------------------------------------------
                                                        2004                                   2003
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (in millions)                              Dollars         Revenues                Dollars        Revenues
  ---------------------------------------------------------------------------  -------------------------------------
    Customer One                       $       107.2             18.6   %    $          96.0            18.9     %
    Customer Two                                53.8              9.4                   57.0            11.2
  ---------------------------------------------------------------------        -------------------------------
      Totals                           $       161.0             28.0   %    $         153.0            30.1     %
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

     The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2004 and 2003, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.

          (in thousands, except per share data)                      June 30, 2004                  June 30, 2003
          -------------------------------------------------------------------------------   ------------------------------
           Net income, as reported                            $                 35,886     $                     34,306
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                                1,182                            1,222
                                                               --------------------------   ------------------------------
          Net income, as adjusted                             $                 34,704     $                     33,084
                                                               ==========================   ==============================
          Earnings per share:
             Basic - as reported                              $                   0.18     $                       0.17
                                                               ==========================   ==============================
             Basic - as adjusted                              $                   0.18     $                       0.17
                                                               ==========================   ==============================
             Diluted - as reported                            $                   0.18     $                       0.17
                                                               ==========================   ==============================
             Diluted - as adjusted                            $                   0.18     $                       0.17
                                                               ==========================   ==============================

     The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2004 and 2003, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted in the form of TSYS and Synovus stock options.

          (in thousands, except per share data)                      June 30, 2004                  June 30, 2003
          -------------------------------------------------------------------------------   ------------------------------
           Net income, as reported                            $                 68,447     $                     66,042
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                                2,509                            2,475
                                                               --------------------------   ------------------------------
          Net income, as adjusted                             $                 65,938     $                     63,567
                                                               ==========================   ==============================
          Earnings per share:
             Basic - as reported                              $                   0.35     $                       0.34
                                                               ==========================   ==============================
             Basic - as adjusted                              $                   0.33     $                       0.32
                                                               ==========================   ==============================
             Diluted - as reported                            $                   0.35     $                       0.33
                                                               ==========================   ==============================
             Diluted - as adjusted                            $                   0.33     $                       0.32
                                                               ==========================   ==============================

Note 6 - Long-Term Debt

     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At June 30, 2004 and December 31, 2003, TSYS did not have an outstanding balance on the line of credit.

     On March 31, 2004, the Company paid in full the obligations that were in effect on December 31, 2003 related to licensed mainframe software.

Note 7 - Supplementary Cash Flow Information

     Cash used for contract acquisition costs for the six months ended June 30, 2004 and 2003 are summarized as follows:

          (in thousands)                                            June 30, 2004                 June 30, 2003
          ------------------------------------------------------------------------------   ----------------------------
           Conversion costs                                  $                  3,283     $                   10,379
           Payments for processing rights                                           -                          3,000
          ------------------------------------------------------------------------------   ----------------------------
              Total                                          $                  3,283     $                   13,379
                                                              ==========================   ============================

                                     - 16 -

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

     Presented below are the pro forma consolidated results of operations for the three and six months ended June 30, 2003 as though the acquisition of ESC had occurred on January 1, 2003.

         (in thousands, except per share              Three Months Ended           Six Months Ended
         data)                                             June 30,                    June 30,
         ------------------------------------- --- -------------------------- ---------------------------
                                                             2003                        2003
         ------------------------------------- --- -------------------------- ---------------------------
         Revenues                               $                    261,884                     517,431
         Net income                                                   34,224                      66,556
         Basic earnings per share                                       0.17                        0.34
         Diluted earnings per share                                     0.17                        0.34

Note 9 - Subsequent Event: Clarity Payment Solutions, Inc. Acquisition

     On August 3, 2004, TSYS announced the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million. The Company has started the process of completing the purchase price allocation to the respective assets acquired and liabilities assumed. It is expected that such purchase price allocation will be completed in the third quarter of 2004. Clarity is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. TSYS has merged its existing prepaid division with Clarity and has branded the combined entity as TSYS Prepaid, Inc.

                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Overview

Total System Services, Inc.'s (TSYS' or The Company's) revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided primarily through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean and Europe. The Company currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation (GP Net). TSYS also provides back-end processing services for its joint venture, Vital Processing Services L.L.C. (Vital), to support merchant processing in the United States.

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

     The Company provides services to its clients including processing consumer, retail, commercial, debit and stored value cards, as well as student loan account processing. Consumer cards include Visa and MasterCard credit cards as well as American Express cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Government services/EBT accounts on file consist mainly of student loan processing accounts. Debit/Stored value accounts include debit cards and stored value cards. The tables on page 23 summarize TSYS' accounts on file (AOF) information as of June 30, 2004 and 2003.

         Significant highlights occurring during 2004 include:

     o The Company announced it is in exclusive negotiations with J.P. Morgan Chase & Co. to provide processing services for the 87 million cardmembers of Chase Card Services.
     o Payments remaining under the Company's software obligations at December 31, 2003 were extinguished early in March 2004.
     o Accounts on file processed on TSYS' systems increased 9.4% to 287.0 million at June 30, 2004, compared to 262.5 million at June 30, 2003.
     o TSYS' board of directors approved a doubling of the quarterly dividend to $0.04 per share from $0.02 per share.

     Consolidation among financial institutions, particularly in the area of credit card operations continued to be the major industry development occurring in 2003 and the first half of 2004. In 2003, Circuit City sold its Visa and MasterCard portfolio to FleetBoston Financial (FleetBoston); Sears' credit card business was sold to Citigroup, Inc.; and, Bank of America announced it was acquiring FleetBoston. In 2004, Circuit City sold its private label card business to Bank One; and, J.P. Morgan Chase & Co. (Chase) and Bank One merged. TSYS is currently in negotiations with both Bank of America and Chase, respectively, in regards to TSYS providing processing services to Bank of America's acquired portfolios and the combined portfolios of Bank One and Chase. TSYS' management continually monitors the status of the Sears portfolio. The impact of the mergers of Chase and Bank One, as well as Bank of America and FleetBoston, on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

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

Critical Accounting Policies and Estimates

The Company's financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed.

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

     For a detailed discussion regarding the Company's critical accounting policies and estimates, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the Company's critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2004.

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

Lease Guarantee

     To assist Vital in leasing its corporate facility, the Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe, Arizona facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at June 30, 2004 is $4.5 million. If Vital fails to perform its obligations with regard to the lease, TSYS and Visa will be required to perform in the same manner and to same extent as is required by Vital.

Line of Credit

     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At June 30, 2004 and December 31, 2003, TSYS did not have an outstanding balance on the line of credit. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

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

Results of Operations

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30, 2004 and 2003:

                                                                   Percentage of              Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2004             2003            2004 vs. 2003
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    66.2  %         68.8  %             8.2  %
       Other services                                            14.5            10.0               62.4
                                                           -------------      ----------
          Revenues before reimbursable items                     80.7            78.8               15.1
       Reimbursable items                                        19.3            21.2                2.4
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               12.4
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      28.4            32.4               (1.6)
       Net occupancy and equipment expense                       22.8            19.6               31.2
       Other operating expenses                                  13.2             9.4               55.1
                                                           -------------      ----------
           Expenses before reimbursable items                    64.4            61.4               17.8
       Reimbursable items                                        19.3            21.2                2.4
                                                           -------------      ----------
           Total expenses                                        83.7            82.6               13.8
                                                           -------------      ----------
           Operating income                                      16.3            17.4                5.6
     Nonoperating income                                          0.2             1.1                 nm
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             16.5            18.5                0.0
     Income taxes                                                 6.3             7.0                2.0
     Minority  interest in  consolidated  subsidiary's
       net income                                                (0.1)           (0.1)              52.9
     Equity in income of joint ventures                           2.3             1.9               39.3
                                                           -------------      ----------
          Net income                                             12.4  %         13.3  %             4.6  %
                                                           =============      ==========

nm = not meaningful

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30, 2004 and 2003:

                                                                   Percentage of              Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2004             2003            2004 vs. 2003
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    65.3  %         67.8  %             8.8  %
       Other services                                            14.4            10.0               62.7
                                                           -------------      ----------
          Revenues before reimbursable items                     79.7            77.8               15.7
       Reimbursable items                                        20.3            22.2                3.1
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               12.9
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      29.6            31.4                6.5
       Net occupancy and equipment expense                       21.6            20.0               21.7
       Other operating expenses                                  12.6             9.1               56.0
                                                           -------------      ----------
           Expenses before reimbursable items                    63.8            60.5               19.1
       Reimbursable items                                        20.3            22.2                3.1
                                                           -------------      ----------
           Total expenses                                        84.1            82.7               14.8
                                                           -------------      ----------
           Operating income                                      15.9            17.3                4.0
     Nonoperating income                                          0.0             0.6                 nm
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             15.9            17.9                0.7
     Income taxes                                                 6.1             6.6                4.8
     Minority  interest in  consolidated  subsidiary's
       net income                                                (0.0)           (0.1)              38.5
     Equity in income of joint ventures                           2.1             1.8               36.4
                                                           -------------      ----------
          Net income                                             11.9  %         13.0  %             3.6  %
                                                           =============      ==========

nm = not meaningful

Revenues

     Total revenues increased $31.9 million and $65.8 million, or 12.4% and 12.9%, respectively, during the three and six months ended June 30, 2004, compared to the same periods in 2003. The increase in revenues for 2004 includes increases of $2.8 million and $5.8 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $30.6 million and $62.4 million, or 15.1% and 15.7%, respectively, during the three and six months ended June 30, 2004, compared to the same periods in 2003.

                   Accounts on File (AOF) Data (in millions):

AOF

                                                2004             2003            % Change
                                            -------------     ------------    -----------------
     At June 30,                                   287.0            262.5                9.4
     QTD Average                                   285.0            260.7                9.4
     YTD Average                                   281.6            256.4                9.8

AOF by Portfolio Type

                                                   June 30, 2004                  June 30, 2003
                                            ----------------------------    --------------------------
                                                AOF             %               AOF           %               % Change
     -----------------------------------    ------------- --------------    ------------ -------------     ----------------
     Consumer                                      152.0           52.9           145.0          55.2                4.8
     Retail                                         86.5           30.2            82.6          31.5                4.8
     Commercial                                     22.9            8.0            20.3           7.7               13.0
     Debit/stored value                             14.6            5.1             6.7           2.6              117.8
     Government services/EBT                        11.0            3.8             7.9           3.0               39.4
     -----------------------------------    ------------- --------------    ------------ -------------
         Total                                     287.0          100.0           262.5         100.0                9.4
                                            ============= ==============    ============ =============

AOF by Geographic Area

                                                 June 30, 2004                    June 30, 2003
                                          -----------------------------   ------------------------------
                                                  AOF            %               AOF             %           % Change
      ----------------------------------  -----------------------------   ------------------------------ ------------------
      Domestic                                        240.1       83.7               217.3         82.8              10.5
      International                                    46.9       16.3                45.2         17.2               3.7
      ----------------------------------  -----------------------------   ------------------------------
          Total                                       287.0      100.0               262.5        100.0               9.4
                                          =============================   ==============================

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of processing clients.

Activity in AOF

                                                           June 2003 to June         June 2002 to June
                                                                 2004                      2003
                                                         ----------------------     --------------------
     Beginning balance                                                  262.5                    226.7
       Internal growth of existing clients                               29.6                     23.8
       New clients                                                        6.6                     21.5
       Purges/Sales                                                      (7.4)                    (9.4)
       Deconversions                                                     (4.3)                    (0.1)
                                                         ----------------------     --------------------
     Ending balance                                                     287.0                    262.5
                                                         ======================     ====================

Electronic Payment Processing Services

     Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $14.6 million, or 8.2%, for the three months ended June 30, 2004, respectively, compared to the same period in 2003. Revenues from electronic payment processing services increased $30.5 million, or 8.8%, for the six months ended June 30, 2004, respectively, compared to the same period in 2003.

     On March 3, 2003, the Company announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS is to provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS is to license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. The Company uses the percentage-of-completion accounting method for its agreement with Bank One and recognizes revenues in proportion to costs incurred. TSYS' revenues from Bank One were approximately 5.1% of total revenues for the six months ended June 30, 2004.

     On January 14, 2004, J.P. Morgan Chase & Co. (Chase) and Bank One announced an agreement to merge. On January 20, 2004, Circuit City announced an agreement to sell its private-label credit card business to Bank One. TSYS has a long-term agreement with Circuit City Stores, Inc. (Circuit City) until April 2006. On July 1, 2004, Bank One and Chase merged under the name of Chase.

     On July 7, 2004, the Company and Chase announced that they were engaged in exclusive negotiations for the Company to provide processing services for the combined Bank One and Chase card portfolios. Both companies expect to reach a definitive agreement in the near future. Though no definitive agreement has been signed by the Company and Chase covering the combined portfolio and no conversion schedule has been agreed upon for the preexisting Chase portfolio, the Company continues to provide processing services for the Circuit City private label portfolio for Chase and is proceeding with the scheduled conversion of the Bank One portfolio to TSYS, with such conversion scheduled to take place in the third and fourth quarters of 2004. The impact of the yet unsigned definitive agreement between the Company and Chase for the combined Bank One and Chase portfolios on the financial position, results of operations and cash flows of TSYS cannot be determined at this time. However, the earnings per share contribution from the previously signed Bank One agreement is expected to range from $0.03 to $0.04 in 2004, and to exceed $0.04 per share on an annual basis beginning in 2005 through the payment term of the license.

     In October 2003, Circuit City announced that it had sold its Visa and MasterCard portfolio, which includes credit card receivables and related cash reserves, to FleetBoston. On March 31, 2004, Bank of America merged with FleetBoston. TSYS has been informed by Bank of America that TSYS will continue to process the Circuit City portfolio acquired by FleetBoston, and that FleetBoston will be converting its card portfolio to TSYS in March 2005.

     TSYS anticipates that it will execute an amendment to its processing agreement with Bank of America to encompass the processing of the FleetBoston portfolio, including the Circuit City portfolio acquired by FleetBoston. The impact of the yet unsigned amendment between the Company and Bank of America on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. Sears and Citigroup are both clients of TSYS, and TSYS considers its relationships with both companies to be very positive. TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 83.0 million Sears accounts. For the six months ended June 30, 2004, TSYS' revenues from the TSYS/Sears agreement represented 5.7% of TSYS' consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS would be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee. The impact of the transaction between Sears and Citigroup on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

     TSYS provides processing services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.

     Total revenues from clients based in Mexico were $2.9 million for the three months ended June 30, 2004, a 68.7% decrease compared to the $9.1 million for the same period last year. Total revenues from clients based in Mexico were $5.8 million for the six months ended June 30, 2004, a 66.0% decrease compared to the $17.1 million for the same period last year. During 2003, the Company's largest client in Mexico notified TSYS that the client would be utilizing its internal global platform and deconverted in the fourth quarter of 2003. This client represented approximately 70% of TSYS' revenues from Mexico. Another Mexican client notified the Company of its intentions to utilize its internal global platform and to deconvert in mid-2004. This client represented approximately 21% of TSYS' revenues from Mexico prior to the deconversion of TSYS' largest client in Mexico. As a result, management expects that electronic payment processing revenues for 2004 from Mexico will decrease significantly when compared to electronic payment processing revenues from Mexico for 2003.

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

     For the three months ended June 30, 2004 and 2003, value added products and services represented 12.9% and 13.9%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 3.7%, or $1.3 million, for the three months ended June 30, 2004 compared to the same period last year.

     For the six months ended June 30, 2004 and 2003, value added products and services represented 13.3% and 14.0%, respectively, of total revenues. Revenues from these products and services increased 6.9%, or $4.9 million, for the six months ended June 30, 2004 compared to the same period last year.

     Revenues associated with ProCard are included in electronic payment processing services. These services include providing customized, Internet, Intranet and client/server software solutions for commercial card management programs. Revenues from these services increased 19.5% to $7.0 million for the three months ended June 30, 2004, compared to $5.9 million for the same period last year. For the six months ended June 30, 2004, revenues from these services increased 20.9% to $13.3 million compared to $11.0 million for the same period last year.


Other Services

     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries. Revenues from other services increased $16.1 million, or 62.4%, for the three months ended June 30, 2004, compared to the same period in 2003. Revenues from other services increased $31.9 million, or 62.7%, for the six months ended June 30, 2004, compared to the same period in 2003. Other service revenues increased primarily as a result of increased debt collection services performed by TSYS Total Debt Management, Inc. and the revenues associated with Enhancement Services Corporation (ESC).

     On April 28, 2003, TSYS completed the acquisition of ESC for $36.0 million in cash. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients. For the three months ended June 30, 2004, TSYS' revenues include $4.7 million related to ESC's revenues and are included in other services, compared to $3.1 million for the same period in 2003. For the six months ended June 30, 2004, TSYS' revenues include $9.6 million of ESC's revenues, compared to $3.1 million for the same period in 2003.

Major Customers

     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended June 30, 2004, the Company had two major customers. The major customers for the three months ended June 30, 2004 accounted for approximately 27.9%, or $80.7 million, of total revenues. For the three months ended June 30, 2003, TSYS had two major customers that accounted for 30.2%, or $77.7 million, of total revenues.

     For the six months ended June 30, 2004, the Company had two major customers. The major customers for the six months ended June 30, 2004 accounted for approximately 28.0%, or $161.0 million, of total revenues. For the six months ended June 30, 2003, TSYS had two major customers that accounted for 30.1%, or $153.0 million, of total revenues. The loss of one of the Company's major customers, or other significant clients, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Reimbursable Items

     Reimbursable items increased $1.3 million, or 2.4%, for the three months ended June 30, 2004, as compared to the same period last year. Reimbursable items increased $3.5 million, or 3.1%, for the six months ended June 30, 2004, as compared to the same period last year. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage.

Operating Expenses

     Total expenses increased 13.8% and 14.8% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increases in expenses for the three and six months ended June 30, 2004 includes an increase of $2.1 million and $4.6 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, total expenses increased 17.8% and 19.1% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increases in operating expenses are attributable to changes in each of the expense categories as described below.

     Salaries and other personnel expenses decreased $1.4 million, or 1.6%, for the three months ended June 30, 2004 compared to the same period in 2003. For the six months ended June 30, 2004, salaries and other personnel expenses increased $10.4 million, or 6.5%, compared to the same period in 2003. The change in employment expenses is associated with the normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. These increases were offset with a reduction in the accrual for performance-based incentive benefits. The number of employees decreased at June 30, 2004 when compared to June 30, 2003 as a result of the workforce reduction announced in February 2004.

     Employee Data:
     (Full-time Equivalents)                    2004             2003            % Change
     -----------------------------------    -------------     ------------    -----------------
     At June 30,                                   5,519            5,543               (0.4)
     QTD Average                                   5,504            5,421                1.5
     YTD Average                                   5,564            5,370                3.6

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

     Net occupancy and equipment expense increased $15.7 million, or 31.2%, for the three months ended June 30, 2004 over the same period in 2003. For the six months ended June 30, 2004, net occupancy and equipment expense increased $22.1 million, or 21.7%, over the same period in 2003. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are met to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $3.2 million and $3.6 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Depreciation and amortization increased $1.9 million and $3.4 million during the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003, mainly the result of increased amortization of licensed computer software from vendors. Repairs and maintenance expenses increased
$175,000 and $4.8 million for the three and six months ended June 30, 2004, compared to the same periods last year.

     During the second quarter of 2004, the Company decided to change its approach for entry into the Asia-Pacific market. As a result, the Company recognized a $10.1 million charge to net occupancy and equipment expense for the write-off of the double-byte software development project. The $10.1 million impairment charge is reflected in the domestic-based services segment.

     Other operating expenses for the three and six months ended June 30, 2004 increased $13.4 million and $25.9 million, or 55.1% and 56.0%, respectively, as compared to the same periods in 2003. Other operating expenses include, among other things, amortization of conversion costs, professional advisory fees and court costs associated with its debt collection business. The Company's amortization of conversion costs increased $1.3 million and $2.7 million for the three and six months ended June 30, 2004, as compared to the same periods last year. As a result of a new debt-collection agreement with an existing client signed in the third quarter of 2003, the Company recognized $8.2 million and $18.0 million of attorney court costs and commissions in operating expenses for the three and six months ended June 30, 2004, respectively, that it expects to recover in future periods. The Company anticipates that these debt collection costs will continue.

     Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section in the 2003 Form 10-K, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. For the three and six months ended June 30, 2004, the Company's transaction processing expenses increased $2.2 million and $2.9 million, respectively, compared to the same periods in 2003.

Operating Income

     Operating income remained fairly stable for the three and six months ended June 30, 2004, respectively, over the same periods in 2003. The Company's operating profit margin for the three months ended June 30, 2004 was 16.3%, compared to 17.4% for the same period last year. The Company's operating profit margin for the six months ended June 30, 2004 was 15.9%, compared to 17.3% for the same period last year. The margins for 2004 decreased when compared to the same periods in 2003 mainly as a result of the impact of the new debt collections agreement by TDM, the impairment charge for the double-byte project, reduction in the accrual for performance-based incentive benefits and the decrease in revenues from clients in Mexico.

     Management believes that reimbursable items distort operating profit margin as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon operating margin excluding reimbursable items. Management believes that operating profit margin excluding reimbursable items is more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients. Excluding reimbursable items, the Company's operating profit margin for the three months ended June 30, 2004 was 20.2%, compared to 22.0% for the three months ended June 30, 2003; for the six months ended June 30, 2004, the Company's operating margin excluding reimbursables was 19.9%, compared to 22.2% for the same period last year.

     Below is the reconciliation between reported operating margin and adjusted operating margin excluding reimbursable items for the three and six months ended June 30, 2004 and 2003, respectively:

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
---------------------------------------------------- --- ----------------------------------- ------------------------------------
                                                               2004              2003              2004               2003
---------------------------------------------------- --- ----------------- ----------------- ------------------ -----------------
Operating income (a)                                  $           47,272            44,755             91,414            87,923
                                                         ================= ================= ================== =================
Total revenues (b)                                    $          289,622           257,699            574,858           509,052
                                                         ================= ================= ================== =================
Operating margin (as reported) (a)/(b)                             16.3%             17.4%              15.9%             17.3%
                                                         ================= ================= ================== =================
Revenue before reimbursable items (c)                 $          233,690           203,061            458,294           395,940
                                                         ================= ================= ================== =================
Adjusted operating margin (a)/(c)                                 20.2 %             22.0%              19.9%             22.2%
                                                         ================= ================= ================== =================

Nonoperating Income (Expense)

     Interest income for the three months ended June 30, 2004 was $537,000, a decrease of $693,000, compared to $1.2 million for the same period in 2003. Interest income for the six months ended June 30, 2004 was $1.0 million, a decrease of approximately $900,000, compared to $1.9 million for the same period in 2003. The decrease is related to less cash available to invest.

     Interest expense for the three months ended June 30, 2004 was $39,000, an increase of $22,000, compared to $17,000 for the same period in 2003. Interest expense for the six months ended June 30, 2004 was $782,000, an increase of $752,000, compared to $30,000 for the same period in 2003. The increase is the result of the interest expense related to the Company's software obligations. On March 31, 2004, TSYS paid the remaining obligations for mainframe software licenses. As a result, quarterly interest expense for the remainder of 2004 will decrease as compared to the first quarter of 2004.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $30,000 and $101,000 for the three and six months ended June 30, 2004, respectively, relates to the translation of cash accounts. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2004 was approximately $1.9 million, the majority of which is denominated in BPS.

Income Taxes

     TSYS' effective income tax rate for the three months ended June 30, 2004 was 34.2%, compared to 34.7% for the same period in 2003. TSYS' effective income tax rate for the six months ended June 30, 2004 was 34.2%, compared to 33.9% for the same period in 2003. The increase in the effective income tax rates for the six months ended June 30, 2004, as compared to the same period in 2003, is the result of a change in credits expected to be realized. The calculation of the effective tax rate is income taxes divided by TSYS' pretax income adjusted for minority interest in consolidated subsidiary's net income and equity earnings of the Vital joint venture. The Company expects its effective income tax rate for 2004 to be approximately 34%.

Equity in Income of Joint Ventures

     TSYS' share of income from its equity in joint ventures was $6.7 million and $4.8 million for the three months ended June 30, 2004 and 2003, respectively. TSYS' share of income from its equity in joint ventures was $12.3 million and $9.0 million for the six months ended June 30, 2004 and 2003, respectively. The increase for the quarter is primarily attributable to the improvement in Vital's operating results as a result of increased volumes.

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

     The Company considers Vital to be an integral part of its overall processing operations and an important part of its overall market strategy. Prior to forming the joint venture, TSYS performed back-end merchant processing services for its clients. The revenues and expenses associated with merchant processing were included in operating profits. In the ordinary course of business, TSYS, which still owns the merchant processing software, provides back-end processing services to Vital. For the three months ended June 30, 2004 and 2003, TSYS generated $5.9 million and $5.3 million of revenue from Vital, respectively. For each of the six month periods ended June 30, 2004 and 2003, TSYS generated $11.0 million of revenue from Vital, respectively.

     During the three months ended June 30, 2004, the Company's equity in income of joint ventures related to Vital was $6.4 million, a 39.9% increase, or $1.8 million, compared to $4.6 million for the same period last year. During the six months ended June 30, 2004, the Company's equity in income of joint ventures related to Vital was $11.6 million, a 36.2% increase, or $3.1 million, compared to $8.5 million for the same period last year.

     The following is a summary of Vital's consolidated statements of income for the three and six months ended June 30, 2004 and 2003:

                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                   --------------------------------------- ----------------------------------------
(in thousands)                                           2004                  2003              2004                  2003
                                                   -----------------     ----------------- ------------------ -- ------------------
Revenues before reimbursable items                          $62,102                56,029            124,480               112,449
Total revenues                                               70,743                62,953            140,680               125,496
Operating income                                             11,434                 8,708             22,729                17,207
Net income*                                                  11,539                 8,847             22,977                17,483

* Vital is a limited liability company and is taxed in a manner similar to a partnership; therefore, net income related to Vital does not include income tax expense

     Vital provides products and services through its merchant services offerings. The company's revenues are primarily generated from charges based on: the number of transactions processed; the number of merchant accounts on its systems; the number of reports provided (electronic and paper) to acquirers and merchants; and the sale and service of point of sale terminal equipment. Revenues generated by these activities depend upon a number of factors, such as demand for and price of Vital's services, the technological competitiveness of its product offerings, its reputation for providing timely and reliable service, competition within the industry, and general economic conditions.

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

     Vital's revenues increased $7.8 million, or 12.4%, for the three months ended June 30, 2004 compared to the same period in 2003. Vital's revenues increased $15.2 million, or 12.1%, for the six months ended June 30, 2004 compared to the same period in 2003. The increases in 2004, as compared to the same periods in 2003, included increases of $1.7 million and $3.2 million in reimbursable items for the three and six months ended June 30, 2004, respectively. The remaining increase was primarily the result of increases in the number of transactions processed and revenues associated with the Company's terminal deployment business.

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

     During the three and six months ended June 30, 2004, the Company's equity in income of joint ventures related to TSYS de Mexico was $318,000 and $693,000, respectively, representing a 27.5% and 39.7% increase, or $68,000 and $197,000, compared to $250,000 and $496,000, respectively, for the same periods last year.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $45,600 and $183,600 for the three months ended June 30, 2004 and 2003, respectively. TSYS paid TSYS de Mexico a processing support fee of $108,300 and $379,900 for the six months ended June 30, 2004 and 2003, respectively. This processing support fee decreased as a result of the deconversion of TSYS' largest client in Mexico.

Net Income

     Net income for the three months ended June 30, 2004 increased 4.6% to $35.9 million, or basic and diluted earnings per share of $0.18, compared to $34.3 million, or basic and diluted earnings per share of $0.17, for the same period in 2003. Net income for the six months ended June 30, 2004 increased 3.6% to $68.4 million, or basic and diluted earnings per share of $0.35, compared to $66.0 million, or basic earnings per share of $0.34 and diluted earnings per share of $0.33, for the same period in 2003.

Net Profit Margin

     The Company's net profit margin for the three months ended June 30, 2004 was 12.4%, compared to 13.3% for the same period last year. The Company's net profit margin for the six months ended June 30, 2004 was 11.9%, compared to 13.0% for the same period last year.

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

     Excluding reimbursable items, the Company's net profit margin for the three months ended June 30, 2004 was 15.4%, compared to 16.9% for the three months ended June 30, 2003. Excluding reimbursable items, the Company's net profit margin for the six months ended June 30, 2004 was 14.9%, compared to 16.7% for the three months ended June 30, 2003.

     Below is the reconciliation between reported net profit margin and adjusted net profit margin excluding reimbursable items for the three and six months ended June 30, 2004 and 2003:

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
--------------------------------------------------- --- ----------------------------------- ------------------------------------
                                                              2004              2003              2004              2003
--------------------------------------------------- --- ----------------- ----------------- ----------------- ------------------
Net income (a)                                       $           35,886            34,306            68,447             66,042
                                                        ================= ================= ================= ==================
Total revenues (b)                                   $          289,622           257,699           574,858            509,052
                                                        ================= ================= ================= ==================
Net profit margin (as reported) (a)/(b)                           12.4%             13.3%             11.9%              13.0%
                                                        ================= ================= ================= ==================
Revenue before reimbursable items (c)                $          233,690           203,061           458,294            395,940
                                                        ================= ================= ================= ==================
Adjusted net profit margin (a)/(c)                                15.4%             16.9%             14.9%              16.7%
                                                        ================= ================= ================= ==================

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

Cash Flows From Operating Activities

     TSYS' main source of funds is derived from operating activities, specifically net income. During the six months ended June 30, 2004, the Company generated $112.5 million in cash from operating activities compared to $110.7 million for the same period last year. The cash from operating activities for 2004 included refunds of $11.8 million from taxing authorities for overpayment of taxes for prior years. The cash from operating activities for 2003 included a payment from Bank One. On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, the Company received a $30 million payment from Bank One, which is included in billings in excess of costs and profit on uncompleted contracts on the balance sheet.

Cash Flows From Investing Activities

     The major uses of cash for investing activities have been the addition of property and equipment, the internal development and purchase of computer software and investments in contract acquisition costs associated with the servicing of new and existing clients. The major source of funds from investing activities is the dividend payment from its joint ventures. The Company used $44.4 million in cash for investing activities for the six months ended June 30, 2004, compared to $176.1 million for the same period in 2003.

Property and Equipment

     Capital expenditures for property and equipment during the three month periods ended June 30, 2004 and 2003 were $19.8 million and $102.4 million, respectively. For the six month period ended June 30, 2004, capital expenditures for property and equipment were $39.3 million compared to $107.4 million during the same period last year. On July 30, 2003, the Company announced the groundbreaking for a new TSYS data center in Knaresborough, England. The 47,000 square-foot facility will replace the current center in Harrogate, England. It is being built on three acres and includes 15,000 square feet of office space. The new data center is estimated to cost approximately (British Pounds Sterling symbol) 20 million and should be completed by the end of the third quarter of 2004.

     On April 30, 2003, the Company provided written notice that it intended to terminate its lease agreement with a special purpose entity for the Company's corporate campus. On June 30, 2003, the Company terminated the lease arrangement and purchased the corporate campus for $93.5 million through a combination of cash and long-term debt financing through a banking affiliate of Synovus.

Licensed Computer Software from Vendors

     Expenditures for licensed computer software from vendors were $6.6 million and $8.5 million for the three months ended June 30, 2004 and 2003, respectively. Expenditures for licensed computer software from vendors for the six months ended June 30, 2004 were $14.0 million, compared to $20.0 million for the same period in 2003. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second or MIPS.

Software Development Costs

     Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $1.7 million and $5.1 million for the three month periods ended June 30, 2004 and 2003, respectively. Additions to capitalized software development costs for the six months ended June 30, 2004 were $3.7 million, compared to $9.0 million for the same period in 2003. The decline in the amount capitalized as software development costs in 2004, as compared to 2003, is the result of several projects being completed in 2003.

     The following is a summary of the additions to software development costs by project for the three and six months ended June 30, 2004 and 2003, respectively:

                                                         Three Months Ended              Six Months Ended
         Software Development Projects                        June 30,                        June 30,
                                                        ---------------------------    ------------------------
         (in millions)                                     2004            2003          2004          2003
         ---------------------------------------------- ------------     ----------    ---------    -----------
         TSYS ProphIT                                         $ 0.6            3.5          1.6            6.8
         Integrated Payments                                    0.1            0.3          0.5            0.4
         Double Byte                                             -             0.1           -             0.5
         Other Capitalized Software Development Costs           1.0            1.2          1.6            1.3
         ---------------------------------------------- ------------     ----------    ---------    -----------
             Total                                             $1.7            5.1          3.7            9.0
                                                        ============     ==========    =========    ===========

     The Company continues to develop TSYS ProphIT(SM), a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT is currently being offered to TSYS' processing clients with general release of the core platform having occurred in the fourth quarter of 2003. Continued development of TSYS ProphIT provides increased and enhanced functionality to the core platform, to include additional customer service functions. The Company capitalized approximately $0.6 million for the three months ended June 30, 2004, bringing the total amount capitalized for 2004 to $1.6 million on TSYS ProphIT. The Company has invested a total of $29.9 million since the project began.

     The Company is developing its Integrated Payments Platform supporting the online and offline debit and stored value markets, which will give clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company capitalized approximately $132,000 for the three months ended June 30, 2004, bringing the total capitalized in 2004 to $521,000 on these additional systems. The Company has invested a total of $8.2 million since the project began. The Company expects to complete the system in phases.

     Due to the complexity of the differences between the English language and Asian languages, computer systems require two bytes to store an Asian character compared to one byte in the English language. With the opening of a branch office in Japan to facilitate its marketing of card processing services, TSYS began modifying its current TS2 system to be able to accommodate language and currency differences with Asia, commonly referred to as the "double byte project." The Company had invested a total of $10.1 million since the project began.

     As discussed earlier, during the second quarter of 2004, the Company decided to change its approach for entry into the Asia-Pacific market. As a result, the Company recognized a $10.1 million impairment charge in net occupancy and equipment expense for the write-off of the double-byte software development project. The $10.1 million impairment charge is reflected in the domestic-based services segment.

Dividends Received from Joint Ventures

     During the six months ended June 30, 2004, the Company received a dividend payment of $15.0 million from its Vital joint venture, and the Company received a dividend payment of $0.9 million from TSYS de Mexico. During the six months ended June 30, 2003, the Company received $5.3 million in dividend payments from its joint ventures.

Contract Acquisition Costs

     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $1.4 million for the three months ended June 30, 2004, bringing the total for 2004 to $3.3 million, compared to $13.4 million for the six months ended June 30, 2003. The Company had a cash payment for processing rights of $3.0 million during the six months ended June 30, 2003. Conversion cost additions were $3.3 million and $10.4 million for the six months ended June 30, 2004 and 2003, respectively.

Cash Flows From Financing Activities

     The major use of cash for financing activities has been the principal payments on capital lease and software obligations, the payment of dividends and the purchase of stock under the stock repurchase plan as described below. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the six months ended June 30, 2004 was $49.9 million mainly as a result of the payments related to the software obligations, and to a lesser extent, the purchases of common stock and payments of dividends. Financing activities provided $4.4 million in cash for the six months ended June 30, 2003 primarily the result of proceeds from the issuance of long-term debt.

Software Obligations

     On March 31, 2004, the Company paid in full the obligations related to licensed mainframe software. The effective interest rates related to the software obligations were well above current market rates.


Stock Repurchase Plan

     On April 15, 2003, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares may be purchased from time to time over the next two years and will depend on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares will be used for general corporate purposes. For the first six months of 2004, the Company purchased 52,200 shares at an average cost of $22.76 per share. Since the plan was announced, the Company has purchased 577,491 shares at an average cost of $19.07 per share.

Dividends

     Dividends on common stock of $3.9 million were paid during the three months ended June 30, 2004, bringing the total for 2004 to $7.9 million. On April 15, 2004, the Company announced it would double its quarterly dividend from $0.02 to $0.04 per share, payable on July 1, 2004.

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

Working Capital

     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.1:1. At June 30, 2004, TSYS had working capital of $152.0 million compared to $127.4 million at December 31, 2003.

Legal Proceedings

     The Company has received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice is investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. SS3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation relates to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. The Company has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena, and expects to provide further documentation to the government in connection with this investigation. The Company intends to fully cooperate with the Department of Justice in the investigation, and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damage or other claims against the Company. The Company is not in a position to estimate whether or not any loss may arise out of this investigation. As a result, no reserve or accrual has been recorded in the Company's financial statements relating to this matter.

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

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft titled "Share-Based Payment, an amendment of FASB Statements No. 123 and 95," that addresses accounting for equity based compensation arrangements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and replace some of the existing requirements under FASB No. 123, "Accounting for Stock-Based Compensation." The proposed statement would require that such arrangements are accounted for using a fair-value-based method of accounting and the related cost expensed over the corresponding service period. The issuance of a final statement in the same format as the exposure draft would have a significant impact on the Company's results of operations. It is anticipated that the final statement will be issued in the fourth quarter of 2004 and may be effective for the first quarter of 2005.

     Forward-Looking Statements Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, TSYS' belief with respect to its current market share and its growth opportunities, TSYS' expectation with respect to the impact of the Bank One contract on its earnings per share growth for 2004 and 2005 and thereafter through the payment term of the license, TSYS' expectation that it will reach a definitive agreement with JPMorgan Chase in the near future, TSYS' scheduled conversion of the Bank One portfolio, TSYS' anticipated execution of an amendment to its processing agreement with Bank of America to encompass the processing of the FleetBoston portfolio, TSYS' expected growth in earnings per share and revenues for 2004, TSYS' expected growth in earnings per share for 2005, the expected cost and completion date for TSYS' new data center located in England, any matter that may arise out of the United States Department of Justice's investigation, and the assumptions underlying such statements, including, with respect to TSYS' expected growth in earnings per share for 2005, an increase in revenues before reimbursable items of 10-12%, a 6-9% growth in revenues from existing electronic payment processing clients, Vital Processing Services growing earnings by at least 5% and no significant client losses through 2005. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) TSYS and JPMorgan Chase are not able to satisfactorily conclude negotiations with respect to a definitive agreement; (ii) TSYS does not convert the Bank One card portfolio as scheduled; (iii) revenues are lower than anticipated;  (iv)  revenues  from  TSYS'  existing  customers  are  lower  than anticipated; (v) Vital's earnings are lower than anticipated; (vi) adverse developments with respect to TSYS' sub-prime or retail clients; (vii) lower than anticipated internal growth rates for TSYS' existing clients; (viii) TSYS' inability to control expenses and increase market share; (ix) TSYS' inability to successfully bring new products to market, including, but not limited to stored value products, e-commerce products, loan processing products and other processing services; (x) the inability of TSYS to grow its business through acquisitions or successfully integrate acquisitions; (xi) TSYS' inability to increase the revenues derived from international sources; (xii) adverse developments with respect to entering into contracts with new clients and retaining current clients; (xiii) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, including the acquisition by Citigroup of the Sears portfolio and the merger of FleetBoston with Bank of America; (xiv) TSYS' inability to anticipate and respond to technological changes, particularly with respect to ecommerce; (xv) adverse developments with respect to the successful conversion of clients; (xvi) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xvii) changes in consumer spending, borrowing and saving habits, including the mix of payments between cash and cards; (xviii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xix) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xx) the costs and effects of litigation or adverse facts and developments relating thereto; (xxi) adverse developments with respect to the credit card industry in general; (xxii) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xxiii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels of consumer spending; (xxiv) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxv) hostilities increase in the Middle East or elsewhere; and (xxvi) overall market conditions.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive income for the three months ended June 30, 2004 and 2003 was $632,000 and $2.8 million, respectively. The amount of other comprehensive income for the six months ended June 30, 2004 was $2.6 million compared to $1.6 million for the six months ended June 30, 2003. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $138.0 million, $3.9 million, $433,000 and $11.4 million, respectively, at June 30, 2004.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pound Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $101,000 for the six months ended June 30, 2004 relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2004 was approximately $1.9 million, the majority of which is denominated in BPS.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the BPS and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the foreign-denominated cash account balance at June 30, 2004.

                                       ---------------------------------------------------------------------------------------------
                                                                       Effect of Basis Point Change
                                       ---------------------------------------------------------------------------------------------
                                                  Increase in basis point of                     Decrease in basis point of
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
(in thousands)                              100               500             1,000           100           500           1,000
---------------------------------- --- --------------- ----------------- ---------------- ------------ -------------- --------------
Effect  on income  before  income
     taxes                         $             (19)              (96)            (192)           19             96            192
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

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. As the LIBOR rate changes, TSYS will be subject to interest rate risk. At June 30, 2004, TSYS did not have an outstanding balance on the line of credit.

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

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The  following  table  sets  forth  information   regarding  the  Company's
purchases of its common stock on a monthly basis during the three months ended June 30, 2004:

--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                                                          Maximum Number of
                                                                              Total Number of Shares   Shares That May Yet Be
                                                                               Purchased as Part of      Purchased Under the
                                                                                Publicly Announced        Plans or Programs
                            Total Number of Shares   Average Price Paid per      Plans or Programs
Period                             Purchased                  Share
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                                                                     1,422,509
April 2004                                        -                        -                        -                1,422,509
May 2004                                          -                        -                        -                1,422,509
June 2004                                         -                        -                        -                1,422,509
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
     Total                                        -                     $-.-
                            ======================== ========================

     In April 2003, the Company announced a plan to purchase up to 2.0 million shares of its common stock from time to time and at various prices over the ensuing two years. During the six months ended June 30, 2004, the Company repurchased 52,200 shares of its common stock at an average price of $22.76. Over the course of the plan, through June 30, 2004, the Company has repurchased 577,491 shares of its common stock at a cost of $11,013,106, or an average cost of $19.07 per share.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

 Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 15, 2004. There were two proposals voted on at the meeting.

     Proposal I voted on at the meeting was the election of seven directors. Following is a tabulation of votes for each nominee:

                                                            VOTES
                       NOMINEE                               FOR                 WITHHELD AUTHORITY TO VOTE
         ------------------------------------     --------------------------    -----------------------------
         Sidney E. Harris                                       185,763,992                        2,121,274
         Alfred W. Jones III                                    187,636,078                          249,188
         Mason H. Lampton                                       187,630,682                          254,584
         John T. Turner                                         187,588,401                          296,865
         M. Troy Woods                                          187,586,400                          298,866
         James D. Yancey                                        187,588,099                          297,167
         Rebecca K. Yarbrough                                   186,855,939                        1,029,327

     Proposal II voted on at the meeting was the ratification of the appointment of KPMG LLP as the Independent Auditor. Following is a tabulation of votes:

               FOR                                              184,928,994
               AGAINST                                            2,847,608
               ABSTAIN                                              108,664

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

 Item 6 - Exhibits and Reports on Form 8-K

      a) Exhibits
         Exhibit Number      Description
         ------------------- --------------------------------------------------
             31.1            Certification of Chief Executive Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002
             31.2            Certification of Chief Financial Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002
              32             Certification of Chief Executive Officer and
                               Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b) Forms 8-K since the previous Form 10-Q filing.

         1.  The report dated July 7, 2004 included the following event:

               On July 7, 2004, Total System Services, Inc. ("Registrant") issued a press release announcing that it is in exclusive negotiations with J.P. Morgan Chase & Co. to provide processing services for the 87 million cardmembers of Chase Card Services.

         2.  The report dated July 20, 2004 included the following event:

               On July 20, 2004, Total System Services, Inc. ("Registrant") issued a press release and held an investor call and webcast to disclose financial results for the first six months ended June 30, 2004.

                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this


                                            TOTAL SYSTEM SERVICES, INC.


 Date:  August 6, 2004                      by:  /s/ Philip W. Tomlinson
                                            -------------------------------
                                            Philip W. Tomlinson
                                            Chief Executive Officer


 Date:  August 6, 2004                      by:  /s/ James B. Lipham
                                            --------------------------------
                                            James B. Lipham
                                            Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                                  Exhibit Index




     Exhibit Number          Description
     ---------------------   --------------------------------------------------
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