Form 10-Q
period 2004-09-30
TOTAL SYSTEM SERVICES INC
filed 2004-11-08
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the quarterly period ended:             September 30, 2004
                                 ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from                        To
                                  --------------------------------------------

 Commission  file number                             1-10254
                          -----------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest

CLASS                                    OUTSTANDING AS OF: November 5, 2004
------------------------                 -------------------------------------
Common Stock, $.10 par value                        196,848,529

                          T|SYS LOGO [OBJECT OMITTED]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
 Part I. Financial Information
          Item 1. Financial Statements

                  Consolidated Balance Sheets (unaudited) - September 30, 2004 and
                     December 31,2003                                                                      3

                  Consolidated Statements of Income (unaudited) - Three and nine months
                     ended September 30, 2004 and 2003                                                     5

                  Consolidated Statements of Cash Flows (unaudited) - Nine months ended
                     September 30, 2004 and 2003                                                           7

                  Notes to Unaudited Consolidated Financial Statements                                     9

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                19

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                              42

          Item 4. Controls and Procedures                                                                 44

 Part II. Other Information
          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                             45

          Item 6. Exhibits                                                                                46

 Signatures                                                                                               47

 Exhibit Index                                                                                            48

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,         December 31,
(in thousands, except per share information)                                                 2004                  2003
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $67.9 million and $80.8 million on
    deposit with a related party at 2004 and 2003, respectively)                    $             114,878               122,874
  Restricted cash (includes $4.1 million and $7.6 million on deposit with a
    related party at 2004 and 2003, respectively)                                                  19,342                 7,679
  Accounts receivable, net of allowance for doubtful accounts and billing
    adjustments of  $6.6 million and $9.8 million at 2004 and 2003, respectively                  160,867               120,646
  Deferred income tax assets                                                                            -                   401
  Costs and profits in excess of billings on uncompleted contracts                                  7,272                     -
  Prepaid expenses and other current assets                                                        26,149                22,764
                                                                                     --------------------------------------------
      Total current assets                                                                        328,508               274,364
Property and equipment, net of accumulated depreciation and amortization of
   $154.2 million and $136.9 million at 2004 and 2003, respectively                               262,738               232,076
Computer software, net of accumulated amortization of $240.1 million and $202.3
   million at 2004 and 2003, respectively                                                         234,346               258,090
Contract acquisition costs, net                                                                   130,037               125,472
Equity investments                                                                                 69,919                66,708
Goodwill, net                                                                                      73,464                29,626
Other assets                                                                                       28,985                14,900
                                                                                     --------------------------------------------
      Total assets                                                                  $           1,127,997             1,001,236
                                                                                     ============================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,         December 31,
(in thousands, except per share information)                                                 2004                  2003
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $              22,989                17,549
  Accrued salaries and employee benefits                                                           37,142                32,562
  Current portion of obligations under capital leases and software obligations                      1,519                15,231
  Billings in excess of costs and profit on uncompleted contracts                                       -                17,573
  Deferred income tax liabilities                                                                  22,903                     -
  Other current liabilities (includes $6.5 million and $4.3 million payable to
     related parties at 2004 and 2003, respectively)                                              117,972                64,056
                                                                                     --------------------------------------------
      Total current liabilities                                                                   202,525               146,971
Obligations under capital leases and software obligations, excluding current
     portion                                                                                        4,290                29,748
Deferred income tax liabilities                                                                    95,865                88,544
                                                                                     --------------------------------------------
      Total liabilities                                                                           302,680               265,263
                                                                                     --------------------------------------------
Minority interest in consolidated subsidiary                                                        3,541                 3,439
                                                                                     --------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value.  Authorized 600,000 shares; 197,587 and
      197,504 issued at 2004 and 2003, respectively; 196,849 and 196,815
      outstanding at 2004 and 2003, respectively                                                   19,759                19,750
  Additional paid-in capital                                                                       42,716                41,574
  Accumulated other comprehensive income                                                            9,649                 8,314
  Treasury stock (shares of 738 and 689 at 2004 and 2003, respectively)                           (13,573)              (12,426)
  Retained earnings                                                                               763,225               675,322
                                                                                     --------------------------------------------
     Total shareholders' equity                                                                   821,776               732,534
                                                                                     --------------------------------------------
     Total liabilities and shareholders' equity                                     $           1,127,997             1,001,236
                                                                                     ============================================






See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                       September 30,
                                                                                         -------------------------------------------
(in thousands, except per share information)                                                     2004                 2003
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $4.7 million from related
       parties for both 2004 and 2003, respectively)                                    $            205,410               179,447
    Other services (includes $1.5 million and $1.9 million from related parties
       for 2004 and 2003, respectively)                                                               43,006                30,927
                                                                                         -------------------------------------------
         Revenues before reimbursable items                                                          248,416               210,374
    Reimbursable items (includes $2.4 million and $2.1 million from related
       parties for 2004 and 2003, respectively)                                                       56,577                55,740
                                                                                         -------------------------------------------
         Total revenues                                                                              304,993               266,114
                                                                                         -------------------------------------------

Expenses:
    Salaries and other personnel expense                                                              99,561                81,488
    Net occupancy and equipment expense                                                               58,915                51,043
    Other operating expenses (includes $2.3 million to related parties for 2004
       and 2003)                                                                                      37,945                28,944
                                                                                         -------------------------------------------
         Expenses before reimbursable items                                                          196,421               161,475
   Reimbursable items                                                                                 56,577                55,740
                                                                                         -------------------------------------------
         Total expenses                                                                              252,998               217,215
                                                                                         -------------------------------------------
         Operating income                                                                             51,995                48,899
                                                                                         -------------------------------------------
Nonoperating income (expense):
    Interest income (includes $183 and $10 from related parties for 2004 and
       2003, respectively)                                                                               667                   484
    Interest expense                                                                                     (95)                  (36)
    Gain (loss) on foreign currency translation, net                                                     146                  (246)
                                                                                         -------------------------------------------
         Total nonoperating income                                                                       718                   202
                                                                                         -------------------------------------------
    Income before income taxes, minority interest and equity in income
       of joint ventures                                                                              52,713                49,101
Income taxes                                                                                          20,410                17,509
Minority interest in consolidated subsidiary's net income                                                (80)                   (1)
Equity in income of joint ventures                                                                     6,918                 3,921
                                                                                         -------------------------------------------
      Net income                                                                        $             39,141                35,512
                                                                                         ===========================================
      Basic earnings per share                                                          $               0.20                  0.18
                                                                                         ===========================================
      Diluted earnings per share                                                        $               0.20                  0.18
                                                                                         ===========================================

      Weighted average common shares outstanding                                                     196,849               196,748
      Increase due to assumed issuance of shares related to stock options
         outstanding                                                                                     361                   696
                                                                                         -------------------------------------------
      Weighted average common and common equivalent shares outstanding
                                                                                                     197,210               197,444
                                                                                         ===========================================








See accompanying Notes to Unaudited Consolidated Financial Statements.

                          TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                         -------------------------------------------
(in thousands, except per share information)                                                     2004                 2003
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $14.3 million and $13.7
       million from related parties for 2004 and 2003, respectively)                    $            581,029               524,579
    Other services (includes $4.8 million and $5.2 million from related parties
       for 2004 and 2003, respectively)                                                              125,681                81,735
                                                                                         -------------------------------------------
         Revenues before reimbursable items                                                          706,710               606,314
    Reimbursable items (includes $7.1 million and $6.8 million from related
       parties for 2004 and 2003, respectively)                                                      173,141               168,852
                                                                                         -------------------------------------------
         Total revenues                                                                              879,851               775,166
                                                                                         -------------------------------------------

Expenses:
    Salaries and other personnel expense                                                             269,647               241,184
    Net occupancy and equipment expense                                                              183,457               153,035
    Other operating expenses (includes $6.9 million and $6.8 million to related
       parties for 2004 and 2003, respectively)                                                      110,197                75,272
                                                                                         -------------------------------------------
         Expenses before reimbursable items                                                          563,301               469,491
   Reimbursable items                                                                                173,141               168,852
                                                                                         -------------------------------------------
         Total expenses                                                                              736,442               638,343
                                                                                         -------------------------------------------
         Operating income                                                                            143,409               136,823
                                                                                         -------------------------------------------
Nonoperating income (expense):
    Interest income (includes $500 and $495 from related parties for 2004 and
       2003, respectively)                                                                             1,709                 2,365
    Interest expense                                                                                    (877)                  (66)
    Gain on foreign currency translation, net                                                             45                   916
                                                                                         -------------------------------------------
         Total nonoperating income                                                                       877                 3,215
                                                                                         -------------------------------------------
    Income before income taxes, minority interest and equity in income of joint
       ventures                                                                                      144,286               140,038
Income taxes                                                                                          55,636                51,131
Minority interest in consolidated subsidiary's net income                                               (240)                 (261)
Equity in income of joint ventures                                                                    19,178                12,909
                                                                                         -------------------------------------------
      Net income                                                                        $            107,588               101,555
                                                                                         ===========================================
      Basic earnings per share                                                          $               0.55                  0.52
                                                                                         ===========================================
      Diluted earnings per share                                                        $               0.55                  0.51
                                                                                         ===========================================

      Weighted average common shares outstanding                                                     196,846               196,832
      Increase due to assumed issuance of shares related to stock options
         outstanding                                                                                     367                   494
                                                                                         -------------------------------------------
      Weighted average common and common equivalent shares outstanding                               197,213               197,326
                                                                                         ===========================================





See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                         ------------------------------------------
(in thousands)                                                                                   2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                                          $            107,588             101,555
       Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest in consolidated subsidiary's net income                                       240                 261
         Gain on foreign currency translation, net                                                       (45)               (916)
         Equity in income of joint ventures                                                          (19,178)            (12,909)
         Depreciation and amortization                                                                79,517              71,057
         Impairment of developed software                                                             10,059                  -
         (Recoveries of) provisions for bad debt expenses and billing
            adjustments                                                                               (1,147)              1,892
         Charges for transaction processing                                                            5,621               3,093
         Deferred income tax expense                                                                  29,590              21,248
         Loss (gain) on disposal of equipment, net                                                       384                 (35)
    (Increase) decrease in:
       Accounts receivable                                                                           (36,139)             (3,950)
       Costs and profits in excess of billings on uncompleted contracts                               (7,272)                  -
       Prepaid expenses and other assets                                                              (4,822)             (8,317)
    Increase (decrease) in:
       Accounts payable                                                                                6,066               3,711
       Accrued salaries and employee benefits                                                          4,584             (14,659)
       Billings in excess of costs and profit on uncompleted contracts                               (17,573)             24,074
       Other current liabilities                                                                      22,210             (16,399)
                                                                                         ------------------------------------------
           Net cash provided by operating activities                                                 179,683             169,706
                                                                                         ------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment, net                                                         (49,815)           (113,449)
    Additions to licensed computer software from vendors                                             (19,237)            (35,682)
    Additions to internally developed computer software                                               (3,996)            (13,945)
    Cash acquired in acquisitions                                                                      2,422               4,442
    Cash used in acquisitions                                                                        (53,000)            (36,000)
    Dividends received from joint ventures                                                            15,876               5,278
    Contract acquisition costs                                                                       (22,441)            (17,904)
                                                                                         ------------------------------------------
           Net cash used in investing activities                                                    (130,191)           (207,260)
                                                                                         ------------------------------------------







See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                         ------------------------------------------
(in thousands)                                                                                   2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Purchases of common stock                                                                         (1,188)             (9,485)
    Proceeds from long-term debt borrowings                                                               -               20,234
    Principal payments on long-term debt                                                                  -              (20,234)
    Principal payments on capital lease obligations and software obligations                         (42,321)               (147)
    Dividends paid on common stock                                                                   (15,747)            (10,828)
    Proceeds from exercise of stock options                                                            1,193               3,929
                                                                                         ------------------------------------------
           Net cash used in financing activities                                                     (58,063)            (16,531)
                                                                                         ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             575                 545
                                                                                         ------------------------------------------
           Net decrease in cash and cash equivalents                                    $             (7,996)            (53,540)
Cash and cash equivalents at beginning of year                                                       122,874             109,171
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                              $            114,878              55,631
                                                                                         ==========================================
    Cash paid for interest                                                              $                877                  66
                                                                                         ==========================================
    Cash paid for income taxes (net of refunds)                                         $             17,621              42,463
                                                                                         ==========================================







See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of  Presentation
     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R)(TSYS(R) or the Company); its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TSYS Canada), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Japan Co., Ltd. (TSYS Japan), Enhancement Services Corporation (ESC), TSYS Technology Center, Inc.
(TTC) and TSYS Prepaid, Inc. (TPI); and its majority owned foreign subsidiary, GP Network Corporation (GP Net).

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

     Certainreclassifications have been made to the 2003 financial statements to conform to the presentation adopted in 2004.

Note 2 - Supplementary  Balance Sheet  Information
       Cash and cash equivalent balances are summarized as follows:

        (in thousands)                                         September 30, 2004            December 31, 2003
        ------------------------------------------------------------------------------   --------------------------
        Cash and cash equivalents in domestic accounts     $                 68,714                       80,812
        Cash and cash equivalents in foreign accounts                        46,164                       42,062
                                                            --------------------------   --------------------------
            Total                                          $                114,878                      122,874
                                                            ==========================   ==========================

     The Company maintains accounts denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars and Japanese Yen.

     Significant components of prepaid expenses and other current assets are summarized as follows:

          (in thousands)                                         September 30, 2004            December 31, 2003
          ------------------------------------------------------------------------------   --------------------------
          Prepaid expenses                                   $                 11,678                       11,667
          Supplies                                                              5,841                        3,544
          Other                                                                 8,630                        7,553
                                                              --------------------------   --------------------------
              Total                                          $                 26,149                       22,764
                                                              ==========================   ==========================


     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

          (in thousands)                                         September 30, 2004            December 31, 2003
          ------------------------------------------------------------------------------   --------------------------
          Payments for processing rights, net                $                 91,041                       84,448
          Conversion costs, net                                                38,996                       41,024
                                                              --------------------------   --------------------------
              Total                                          $                130,037                      125,472
                                                              ==========================   ==========================


     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.4 million for both the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, amortization related to payments for processing rights was $10.2 million and $9.7 million, respectively.

     Amortization related to conversion costs, which is recorded in other operating expenses, was $2.8 million and $2.2 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, amortization expense related to conversion costs was $8.3 million and $5.0 million, respectively.

     Significant components of other current liabilities are summarized as follows:

          (in thousands)                                         September 30, 2004             December 31, 2003
          ------------------------------------------------------------------------------   ----------------------------
           Accrued expenses                                  $                  39,701                        16,879
           Client liabilities                                                   19,186                         7,804
           Deferred revenues                                                    18,186                        11,639
           Transaction processing provisions                                     8,684                         5,091
           Dividends payable                                                     7,874                         3,936
           Customer postage deposits                                             6,247                        11,519
            Other                                                               18,094                         7,188
                                                              --------------------------   ----------------------------
              Total                                          $                 117,972                        64,056
                                                              ==========================   ============================

Note 3 - Comprehensive Income
     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended September 30 is as follows:

         (in thousands)                                                  2004                         2003
         --------------------------------------------------------------------------------   --------------------------
         Net income                                           $                 39,141     $                 35,512
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                    (1,227)                         470
                                                               --------------------------   --------------------------
         Comprehensive income                                 $                 37,914     $                 35,982
                                                               ==========================   ==========================

     Comprehensive income for the nine months ended September 30 is as follows:

         (in thousands)                                                  2004                         2003
         --------------------------------------------------------------------------------   --------------------------
         Net income                                           $                107,588     $                101,555
         Other comprehensive income:
             Foreign currency translation adjustments,
                  net of tax                                                     1,335                        2,093
                                                               --------------------------   --------------------------
         Comprehensive income                                 $                108,923     $                103,648
                                                               ==========================   ==========================


     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

                                     Balance at December 31,       Pretax                                Balance at
(in thousands)                                 2003                amount         Tax effect         September 30, 2004
                                    ---------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                               $8,314                2,105            (770)                $9,649
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

     In the fourth quarter of 2003, the Company revised its segment information to reflect the information that the CODMs use to make resource allocations and strategic decisions. The revision moved TSYS Canada from international-based services into the domestic-based services. TSYS Canada primarily provides programming services to TSYS.

     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and the Caribbean. The reportable units are segmented based upon geographic locations. Domestic-based services include electronic payment processing services and other services provided from the United States. Domestic-based services segment includes the financial results of TSYS, excluding its foreign branch offices, and including the following subsidiaries: CDEC, CPI, TSYS Canada, TDM, ProCard, ESC, TTC and TPI. TSYS' share of the equity earnings of its Vital Processing Services L.L.C. (Vital) joint venture is included in domestic-based services. International-based services include electronic payment processing and other services provided outside the United

States. International-based services include the financial results of GP Net, TSYS Japan and TSYS' branch offices in Europe and Japan. TSYS' share of the equity earnings of its TSYS System Services de Mexico, S.A. de C.V. joint venture is included in international-based services.

Operating Segments                                             Domestic-based          International-based          Consolidated
(in thousands)                                                    services                   services
------------------------------------------------------------------------------------------------------------------------------------
At September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                $              1,111,236                     168,458     $             1,279,694
Intersegment eliminations                                          (151,697)                         -                     (151,697)
                                                   -------------------------  -------------------------     ------------------------
Total assets                                       $                959,539                     168,458     $             1,127,997
                                                   =========================  =========================     ========================

----------------------------------------------------------------------------  ------------------------------------------------------
At December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                $                994,822                    139,028      $             1,133,850
Intersegment eliminations                                          (132,614)                         -                     (132,614)
                                                   -------------------------  -------------------------     ------------------------
Total assets                                       $                862,208                    139,028      $             1,001,236
                                                   =========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                              $                273,496                     31,499      $               304,995
Intersegment revenue                                                     (2)                         -                           (2)
                                                   -------------------------  -------------------------     ------------------------
Total revenue                                      $                273,494                     31,499      $               304,993
                                                   =========================  =========================     ========================
Depreciation and amortization                      $                 23,190                      3,549      $                26,739
                                                   =========================  =========================     ========================
Segment operating income                           $                 45,328                      6,667      $                51,995
                                                   =========================  =========================     ========================
Income taxes                                       $                 16,940                      3,470      $                20,410
                                                   =========================  =========================     ========================
Equity in income of joint ventures                 $                  6,369                        549      $                 6,918
                                                   =========================  =========================     ========================
Net income                                         $                 34,126                      5,015      $                39,141
                                                   =========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                              $                 246,191                     19,925    $                266,116
Intersegment revenue                                                      (2)                         -                          (2)
                                                   --------------------------  -------------------------    ------------------------
Total revenue                                      $                 246,189                     19,925    $                266,114
                                                   ==========================  =========================    ========================
Depreciation and amortization                      $                  22,328                      3,132    $                 25,460
                                                   ==========================  =========================    ========================
Segment operating income                           $                  47,075                      1,824    $                 48,899
                                                   ==========================  =========================    ========================
Income taxes                                       $                  16,630                        879    $                 17,509
                                                   ==========================  =========================    ========================
Equity in income of joint ventures                 $                   3,620                        301    $                  3,921
                                                   ==========================  =========================    ========================
Net income                                         $                  34,619                        893    $                 35,512
                                                   ==========================  =========================    ========================

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                              $                796,230                     83,628      $               879,858
Intersegment revenue                                                     (7)                        -                            (7)
                                                   -------------------------  -------------------------     ------------------------
Total revenue                                      $                796,223                     83,628      $               879,851
                                                   =========================  =========================     ========================
Depreciation and amortization                      $                 69,950                      9,567      $                79,517
                                                   =========================  =========================     ========================
Segment operating income                           $                125,399                     18,010      $               143,409
                                                   =========================  =========================     ========================
Income taxes                                       $                 48,036                      7,600      $                55,636
                                                   =========================  =========================     ========================
Equity in income of joint ventures                 $                 17,936                      1,242      $                19,178
                                                   =========================  =========================     ========================
Net income                                         $                 94,971                     12,617      $               107,588
                                                   =========================  =========================     ========================

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Segment total revenue                            $                  717,160                    58,011   $                   775,171
Intersegment revenue                                                     (5)                        -                            (5)
                                                 --------------------------- -------------------------   ---------------------------
Total revenue                                    $                  717,155                    58,011   $                   775,166
                                                 =========================== =========================   ===========================
Depreciation and amortization                    $                   62,905                     8,152   $                    71,057
                                                 =========================== =========================   ===========================
Segment operating income                         $                  129,127                     7,696   $                   136,823
                                                 =========================== =========================   ===========================
Income taxes                                     $                   48,346                     2,785   $                    51,131
                                                 =========================== =========================   ===========================
Equity in income of joint ventures               $                   12,112                       797   $                    12,909
                                                 =========================== =========================   ===========================
Net income                                       $                   96,657                     4,898   $                   101,555
                                                 =========================== =========================   ===========================

     Revenues for domestic-based services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues from international-based services include electronic payment processing and other services provided outside the United States to clients domiciled mainly outside the United States.

     The following geographic area data represent revenues for the three and nine months ended September 30, 2004 and 2003, respectively, based on the domicile of customers.

                                   Three months ended September 30,              Nine months ended September 30,
                              -------------------------------------------- ---------------------------------------------
(in thousands)                            2004                 2003                     2004               2003
----------------------------- ---- ------------------- --------------------- -- ---------------------- --------------
United States                   $            247,919               214,799                   722,300        632,419
Europe                                        28,215                16,894                    73,711         49,249
Canada*                                       21,395                20,052                    62,354         55,181
Japan                                          3,447                 2,992                    10,302          8,724
Mexico                                         3,349                10,693                     9,163         27,779
Other                                            668                   684                     2,021          1,814
                                   ------------------- ---------------------    ---------------------- --------------
    Totals                      $            304,993               266,114                   879,851        775,166
                                   =================== =====================    ====================== ==============

     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended September 30, 2004 and 2003, respectively, based on the domicile of customers.

                                      Domestic-based services                International-based services
                              ---------------------------------------- -- ------------------------------------
( in thousands)                          2004              2003                 2004              2003
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
United States                   $           247,919           214,799                    -                 -
Europe                                          163                 -               28,052            16,894
Canada*                                      21,395            20,052                    -                 -
Japan                                             -                 -                3,447             2,992
Mexico                                        3,349            10,693                    -                 -
Other                                           668               684                    -                 -
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
    Totals                      $           273,494           246,228               31,499            19,886
                                   ================= ================= == ================= ==================

     The following table reconciles geographic revenues to revenues by reporting segment for the nine months ended September 30, 2004 and 2003, respectively, based on the domicile of customers.

                                      Domestic-based services                International-based services
                              ---------------------------------------- -- ------------------------------------
( in thousands)                          2004              2003                 2004              2003
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
United States                   $           722,300           632,419                    -                 -
Europe                                          385                 -               73,326            49,249
Canada*                                      62,354            55,181                    -                 -
Japan                                             -                 -               10,302             8,724
Mexico                                        9,163            27,779                    -                 -
Other                                         2,021             1,814                    -                 -
----------------------------- ---- ----------------- ----------------- -- ----------------- ------------------
    Totals                      $           796,223           717,193               83,628            57,973
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

     The Company maintains property and equipment in the United States, Europe, Japan and Canada. The following geographic area data represent net property and equipment balances by region:

                                                            At September 30,              At December 31,
                   (in millions)                                  2004                          2003
                   ---------------------------------------------------------------  -----------------------------
                   United States                       $                   203.2                          192.7
                   Europe                                                   57.6                           37.2
                   Japan                                                     1.7                            2.0
                   Canada                                                    0.2                            0.2
                   ---------------------------------------------------------------  -----------------------------
                       Totals                          $                   262.7                          232.1
                                                        ==========================  =============================

     Major Customers For the three months ended September 30, 2004, the Company had two major customers which accounted forapproximately 25.6%, or $78.3 million, of total revenues. For the three months ended September 30, 2003, TSYS had two major customers that accounted for 27.4%, or $72.8 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based services segment.


                                                              Three months ended September 30,
                                        -----------------------------------------------------------------------------
                                                        2004                                   2003
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (in millions)                              Dollars         Revenues                Dollars        Revenues
  ---------------------------------------------------------------------------  -------------------------------------
  Customer One                         $        55.3             18.1   %    $          46.5            17.5     %
  Customer Two                                  23.0              7.5                   26.3             9.9
  ---------------------------------------------------------------------        -------------------------------
      Totals                           $        78.3             25.6   %    $          72.8            27.4     %
                                        ===============================        ===============================

     For the nine months ended September 30, 2004, the Company had two major customers which accounted for approximately 27.2%, or $239.3 million, of total revenues. For the nine months ended September 30, 2003, TSYS had two major customers that accounted for 29.1%, or $225.8 million, of total revenues. Revenues from major customers for the periods reported are attributable to the domestic-based services segment.

                                                              Nine months ended September 30,
                                        -----------------------------------------------------------------------------
                                                        2004                                   2003
                                        -------------------------------------  -------------------------------------
  Revenue                                                  % of Total                             % of Total
  (in millions)                              Dollars         Revenues                Dollars        Revenues
  ---------------------------------------------------------------------------  -------------------------------------
  Customer One                         $       162.5             18.5   %    $         142.5            18.4     %
  Customer Two                                  76.8              8.7                   83.3            10.7
  ---------------------------------------------------------------------        -------------------------------
      Totals                           $       239.3             27.2   %    $         225.8            29.1     %
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

     The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2004 and 2003, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.


          (in thousands, except per share data)                   September 30, 2004             September 30, 2003
          -------------------------------------------------------------------------------   ------------------------------
           Net income, as reported                            $                 39,141     $                     35,512
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                                1,357                            1,238
                                                               --------------------------   ------------------------------
          Net income, as adjusted                             $                 37,784     $                     34,274
                                                               ==========================   ==============================
          Earnings per share:
             Basic - as reported                              $                   0.20     $                       0.18
                                                               ==========================   ==============================
             Basic - as adjusted                              $                   0.19     $                       0.17
                                                               ==========================   ==============================
             Diluted - as reported                            $                   0.20     $                       0.18
                                                               ==========================   ==============================
             Diluted - as adjusted                            $                   0.19     $                       0.17
                                                               ==========================   ==============================

     The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2004 and 2003, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted in the form of TSYS and Synovus stock options.

          (in thousands, except per share data)                   September 30, 2004             September 30, 2003
          -------------------------------------------------------------------------------   ------------------------------
           Net income, as reported                            $                107,588     $                    101,555
           Stock-based   employee   compensation  expense
               determined  under  the  fair  value  based
               method  for  all  awards,  net of  related
               income tax effects                                                3,857                            3,679
                                                               --------------------------   ------------------------------
          Net income, as adjusted                             $                103,731     $                     97,876
                                                               ==========================   ==============================
          Earnings per share:
             Basic - as reported                              $                   0.55     $                       0.52
                                                               ==========================   ==============================
             Basic - as adjusted                              $                   0.53     $                       0.50
                                                               ==========================   ==============================
             Diluted - as reported                            $                   0.55     $                       0.51
                                                               ==========================   ==============================
             Diluted - as adjusted                            $                   0.53     $                       0.50
                                                               ==========================   ==============================

Note 6 - Long-Term Debt
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At September 30, 2004 and December 31, 2003, TSYS did not have an outstanding balance on the line of credit.

     On March 31, 2004, the Company paid in full the obligations that were in effect on December 31, 2003 related to licensed mainframe software.

Note 7 - Supplementary Cash Flow Information
     Cash used for contract acquisition costs for the nine months ended September 30, 2004 and 2003 are summarized as follows:

          (in thousands)                                         September 30, 2004            September 30, 2003
          ------------------------------------------------------------------------------   ----------------------------
           Conversion costs                                  $                  6,441     $                   13,404
           Payments for processing rights                                      16,000                          4,500
          ------------------------------------------------------------------------------   ----------------------------
              Total                                          $                 22,441     $                   17,904
                                                              ==========================   ============================

Note 8 - Legal Proceedings
     The Company has received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice is investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. SS3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation relates to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. The Company has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena, and expects to provide further documentation to the government in connection with this investigation. The Company intends to fully cooperate with the Department of Justice in the investigation, and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damages or other claims against the Company. The Company is not in a position to estimate whether or not any loss may arise out of this investigation. As a result, no reserve or accrual has been recorded in the Company's financial statements relating to this matter.

Note 9 - Guarantees
     The Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe, Arizona facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at September 30, 2004 is $4.1 million. If Vital fails to perform its obligations with regard to the lease, TSYS and Visa will be required to perform in the same manner and to the same extent as is required by Vital.

Note 10 - Business Combinations
     On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and began including Clarity's results of operations in the consolidated statements of income. The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $43.8 million to goodwill, approximately $10.9 million to other intangibles and the remaining amount to the assets and liabilities acquired. Of the $10.9 million intangibles, the Company has allocated $8.5 million to computer software and the remaining amount to other prepaid expenses. Clarity is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. TSYS will merge its existing prepaid division with Clarity and has branded the combined entity as TSYS Prepaid, Inc. The Company believes the acquisition of TSYS Prepaid, Inc.

     enhances TSYS' processing services by adding enhanced functionality and distinct value differentiation for TSYS and its clients. TSYS Prepaid, Inc. operates as a separate subsidiary of TSYS.

     On April 28, 2003, TSYS completed the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash and began including ESC's results of operations in the consolidated statements of income. The Company has allocated approximately $26.0 million to goodwill, approximately $8.2 million to intangibles and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS' processing services by adding distinct value differentiation for TSYS and its clients. ESC operates as a separate subsidiary of TSYS.

     Presented below are the pro forma consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, respectively, as though the acquisition of ESC and TSYS Prepaid, Inc. had occurred on January 1, 2003.

(in thousands, except per share
data)                                          Three months ended September 30,            Nine months ended September 30,
------------------------------------- -- ------------------------------------------- ------------------------------------------
                                                 2004                  2003                  2004                 2003
------------------------------------- -- ---------------------- -------------------- --------------------- --------------------
Revenues                               $               306,288              266,840               886,723              782,283
Net income                                              38,764               33,783               103,966               95,033
Basic earnings per share                                  0.20                 0.17                  0.53                 0.48
Diluted earnings per share                                0.20                 0.17                  0.53                 0.48

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

     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients and increasing pressure on the Company's operating profit margins.

     The Company provides services to its clients including processing consumer, retail, commercial, debit and stored value cards, as well as student loan account processing. Consumer cards include Visa and MasterCard credit cards as well as American Express cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Government services/EBT accounts on file consist mainly of student loan processing accounts. Debit/Stored value accounts include debit cards and stored value cards. The tables on page 24 summarize TSYS' accounts on file (AOF) information as of September 30, 2004 and 2003.

     Significant highlights for 2004 include:

          o The Company signed a definitive agreement with JPMorgan Chase & Co. (Chase) to service the combined card portfolios of Chase Card Services, the second-largest card issuer in the world.
          o Bank of America selected TSYS to process the 12 million accounts recently acquired with FleetBoston.
          o Payments remaining under the Company's software obligations at December 31, 2003 were extinguished on March 31, 2004.
          o    Accounts on file  processed on TSYS' systems  increased  17.7% to
               315.3 million at September 30, 2004, compared to 267.9 million at September 30, 2003.
          o TSYS' board of directors approved a doubling of the quarterly dividend to $0.04 per share from $0.02 per share.

     Consolidation among financial institutions, particularly in the area of credit card operations continued to be the major industry development occurring in 2003 and the first nine months of 2004. In 2003, Circuit City sold its Visa and MasterCard portfolio to FleetBoston Financial (FleetBoston); Sears' credit card business was sold to Citigroup, Inc.; and Bank of America announced it was acquiring FleetBoston. In 2004, Circuit City sold its private label card business to Bank One; and Chase and Bank One merged. The impact of the transaction between Sears and Citigroup on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

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

Critical Accounting Policies and Estimates
     The Company's financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to gain a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed.

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

Related Party Transactions
     The Company provides electronic payment processing and other services to its parent company, Synovus Financial Corp. (Synovus) and its affiliates, and for Vital Processing Services L.L.C. (Vital). The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company's margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS' consolidated financial statements.

Lease Guarantee
     To assist Vital in leasing its corporate facility, the Company and Visa U.S.A. (Visa) are guarantors, jointly and severally, for the lease payments on Vital's Tempe, Arizona facility. The lease on the facility expires in July 2007. The total future minimum lease payments remaining at September 30, 2004 is $4.1 million. If Vital fails to perform its obligations with regard to the lease, TSYS and Visa will be required to perform in the same manner and to same extent as is required by Vital.

Line of Credit
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At September 30, 2004 and December 31, 2003, TSYS did not have an outstanding balance on the line of credit. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

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

Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30, 2004 and 2003:

                                                                   Percentage of              Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2004             2003            2004 vs. 2003
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    67.3  %         67.4  %            14.5  %
       Other services                                            14.1            11.6               39.1
                                                           ------------      ----------
          Revenues before reimbursable items                     81.4            79.0               18.1
       Reimbursable items                                        18.6            21.0                1.5
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               14.6
                                                           -------------      ----------

     Expenses:
       Salaries and other personnel expense                      32.6            30.6               22.2
       Net occupancy and equipment expense                       19.3            19.2               15.4
       Other operating expenses                                  12.5            10.8               31.1
                                                           -------------      ----------
           Expenses before reimbursable items                    64.4            60.6               21.6
       Reimbursable items                                        18.6            21.0                1.5
                                                           -------------      ----------
           Total expenses                                        83.0            81.6               16.5
                                                           -------------      ----------
           Operating income                                      17.0            18.4                6.3
     Nonoperating income                                          0.2             0.1                 nm
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             17.2            18.5                7.4
     Income taxes                                                 6.7             6.6               16.6
     Minority  interest in  consolidated  subsidiary's  net      (0.0)           (0.1)                nm
     Equity in income of joint ventures                           2.3             1.5               76.4
                                                           -------------      ----------
          Net income                                             12.8  %         13.3  %            10.2  %
                                                           =============      ==========

nm = not meaningful

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30, 2004 and 2003:

                                                                   Percentage of              Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------  ------------------------
                                                               2004             2003            2004 vs. 2003
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    66.0  %         67.7  %            10.8  %
       Other services                                            14.3            10.5               53.8
                                                          -------------       ----------
          Revenues before reimbursable items                     80.3            78.2               16.6
       Reimbursable items                                        19.7            21.8                2.5
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               13.5
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      30.6            31.1               11.8
       Net occupancy and equipment expense                       20.9            19.7               19.9
       Other operating expenses                                  12.5             9.7               46.4
                                                           -------------      ----------
           Expenses before reimbursable items                    64.0            60.5               20.0
       Reimbursable items                                        19.7            21.8                2.5
                                                           -------------      ----------
           Total expenses                                        83.7            82.3               15.4
                                                           -------------      ----------
           Operating income                                      16.3            17.7                4.8
     Nonoperating income                                          0.1             0.4              (72.7)
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             16.4            18.1                3.0
     Income taxes                                                 6.3             6.6                8.8
     Minority  interest in  consolidated  subsidiary's  net      (0.1)           (0.1)               8.1
     Equity in income of joint ventures                           2.2             1.7               48.6
                                                           -------------      ----------
          Net income                                             12.2  %         13.1  %             5.9  %
                                                           =============      ==========

nm = not meaningful

Revenues
     Total revenues increased $38.9 million and $104.7 million, or 14.6% and 13.5%, respectively, during the three and nine months ended September 30, 2004, compared to the same periods in 2003. The increase in revenues for the three and nine months ended September 30, 2004 includes increases of $3.4 million and $9.2 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $38.0 million and $100.4 million, or 18.1% and 16.6%, respectively, during the three and nine months ended September 30, 2004, compared to the same periods in 2003.

                   Accounts on File (AOF) Data (in millions):
AOF

                                                2004             2003            % Change
                                            -------------     ------------    -----------------
     At September 30,                              315.3            267.9               17.7
     QTD Average                                   304.9            265.9               14.7
     YTD Average                                   289.3            259.6               11.5


AOF by Portfolio Type

                                                   September 30, 2004             September 30, 2003
                                            ----------------------------    --------------------------
                                                AOF             %               AOF           %               % Change
     -----------------------------------    ------------- --------------    ------------ -------------     ----------------
     Consumer                                      170.7           54.1           142.2          53.1               20.0
     Retail                                         88.8           28.2            83.7          31.3                6.1
     Commercial                                     24.9            7.9            21.0           7.8               18.7
     Government services/EBT                        15.7            5.0            13.1           4.9               19.8
     Stored value                                    8.5            2.7             2.3           0.8              276.6
     Debit                                           6.7            2.1             5.6           2.1               19.6
     -----------------------------------    ------------- --------------    ------------ -------------
         Total                                     315.3          100.0           267.9         100.0               17.7
                                            ============= ==============    ============ =============

AOF by Geographic Area

                                               September 30, 2004              September 30, 2003
                                          -----------------------------   ------------------------------
                                                  AOF            %               AOF             %           % Change
      ----------------------------------  -----------------------------   ------------------------------ ------------------
      Domestic                                        267.2       84.7               221.9         82.8              20.4
      International                                    48.1       15.3                46.0         17.2               4.5
      ----------------------------------  -----------------------------   ------------------------------
          Total                                       315.3      100.0               267.9        100.0              17.7
                                          =============================   ==============================

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of processing clients.

         nm = not meaningful

Activity in AOF

                                                           September 2003 to          September 2002 to
                                                            September 2004             September 2003
                                                         ----------------------     ----------------------
     Beginning balance                                                  267.9                      235.8
       Internal growth of existing clients                               33.0                       25.1
       New clients                                                       18.9                       19.8
       Purges/Sales                                                      (0.6)                      (0.3)
       Deconversions                                                     (3.9)                     (12.5)
                                                         ----------------------     ----------------------
     Ending balance                                                     315.3                      267.9
                                                         ======================     ======================

International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. Total revenues from clients domiciled outside the United States for the three months and nine months ended September 30, 2004 and 2003, respectively, are summarized below:


                                 Three months ended September 30,                   Nine months ended September 30,
                      ------------------------------------------------------- ---------------------------------------------
(in thousands)                   2004              2003        % Change            2004            2003      % Change
                           ----------------- ----------------- -------------- ---------------- ------------- --------------
Europe                $             28,215            16,894           67.0           73,711        49,249           49.7
Canada                              21,395            20,052            6.7           62,354        55,181           13.0
Japan                                3,447             2,992           15.2           10,302         8,724           18.1
Mexico                               3,349            10,693          (68.7)           9,163        27,779          (67.0)
Other                                  668               684           (2.3)           2,021         1,814           11.4
                           ----------------- -----------------                ---------------- -------------
    Totals              $           57,074            51,315           11.2          157,551       142,747           10.4
                           ================= =================                ================ =============

     Total revenues from clients based in Mexico were $3.3 million for the three months ended September 30, 2004, a 68.7% decrease compared to the $10.7 million for the same period last year. Total revenues from clients based in Mexico were $9.2 million for the nine months ended September 30, 2004, a 67.0% decrease compared to the $27.8 million for the same period last year. During 2003, the Company's largest client in Mexico notified TSYS that the client would be utilizing its internal global platform and deconverted in the fourth quarter of 2003. This client represented approximately 70% of TSYS' revenues from Mexico. Another Mexican client notified the Company of its intentions to utilize its internal global platform and to deconvert in mid-2004. This client represented approximately 21% of TSYS' revenues from Mexico prior to the deconversion of TSYS' largest client in Mexico. As a result, electronic payment processing revenues for 2004 from Mexico has decreased significantly when compared to electronic payment processing revenues from Mexico for 2003.

Value Added Products and Services
     The Company's revenues are also impacted by the use of optional value added products and services of TSYS' processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease over time as clients subscribe to or cancel these services. Value added products and services are included mainly in electronic payment processing services revenues.

     For both the three months ended September 30, 2004 and 2003, value added products and services represented 14.0%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 14.8%, or $5.5 million, for the three months ended September 30, 2004 compared to the same period last year.

     For the nine months ended September 30, 2004 and 2003, value added products and services represented 13.5% and 14.0%, respectively, of total revenues. Revenues from these products and services increased 9.6%, or $10.4 million, for the nine months ended September 30, 2004 compared to the same period last year.

Major Customers
     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended September 30, 2004, the Company had two major customers. The major customers for the three months ended September 30, 2004 accounted for approximately 25.6%, or $78.3 million, of total revenues. For the three months ended September 30, 2003, TSYS had two major customers that accounted for 27.4%, or $72.8 million, of total revenues.

     For the nine months ended September 30, 2004, the Company had two major customers. The major customers for the nine months ended September 30, 2004 accounted for approximately 27.2%, or $239.3 million, of total revenues. For the nine months ended September 30, 2003, TSYS had two major customers that accounted for 29.1%, or $225.8 million, of total revenues. The loss of one of the Company's major customers, or other significant clients, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Electronic Payment Processing Services
     Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $26.0 million, or 14.5%, for the three months ended September 30, 2004, compared to the same period in 2003. Revenues from electronic payment processing services increased $56.5 million, or 10.8%, for the nine months ended September 30, 2004, compared to the same period in 2003.

     On March 3, 2003, the Company announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS is to provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS is to license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. This agreement has been superseded by the agreement with Chase described below. The Company used the percentage-of-completion accounting method for its agreement with Bank One and recognized revenues in proportion to costs incurred. TSYS' revenues from Bank One were approximately 6.3% of total revenues for the nine months ended September 30, 2004.

     On January 14, 2004, Chase and Bank One announced an agreement to merge. On January 20, 2004, Circuit City announced an agreement to sell its private-label credit card business to Bank One. TSYS has a long-term agreement with Circuit City Stores, Inc. (Circuit City) until April 2006. On July 1, 2004, Bank One and Chase merged under the name of Chase.

     On October 13, 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. The agreement extends a relationship that started with TSYS and the former Bank One Corp. in March 2003. Pursuant to the revised agreement, the first phase of the project was executed successfully and Bank One's remaining accounts will be converted to the TS2 processing platform during the fourth quarter of 2004, according to the project's original schedule. Chase is expected to convert its consumer and commercial accounts to TS2 in the second half of 2005, after which TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to migrate the portfolio in-house, under a perpetual license of TS2 with a six-year payment term.

     As a result of the revised agreement with Chase, TSYS will discontinue its use of the percentage of completion accounting method for the original agreement with Bank One. The revised agreement will be accounted for in accordance with Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", and other applicable guidance.

     TSYS expects that the 2004 earnings per share (EPS) impact of the agreement will be $0.03-$0.04, the 2005 impact will be $0.05-$0.06 and the 2006 impact will be $0.06-$0.07. Beyond 2006, the annual EPS impact of the agreement will depend upon Chase Card Services' decision to continue the processing agreement or to exercise its option to license the software.

     In October 2003, Circuit City announced that it had sold its Visa and MasterCard portfolio, which includes credit card receivables and related cash reserves, to FleetBoston. On March 31, 2004, Bank of America merged with FleetBoston. TSYS has been informed by Bank of America that TSYS will continue to process the Circuit City portfolio acquired by FleetBoston and that FleetBoston will be converting its card portfolio to TSYS in March 2005.

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

     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. Sears and Citigroup are both clients of TSYS, and TSYS considers its relationships with both companies to be very positive. TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 84.4 million Sears accounts. For the nine months ended September 30, 2004, TSYS' revenues from the TSYS/Sears agreement represented 5.7% of TSYS' consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS would be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee. The impact of the transaction between Sears and Citigroup on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

     Revenues associated with ProCard are included in electronic payment processing services. These services include providing customized, Internet, Intranet and client/server software solutions for commercial card management programs. Revenues from these services increased 10.5% to $6.9 million for the three months ended September 30, 2004, compared to $6.2 million for the same period last year. For the nine months ended September 30, 2004, revenues from these services increased 17.2% to $20.2 million compared to $17.2 million for the same period last year.

     On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and began including Clarity's results of operations in the consolidated statements of income. The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $43.8 million to goodwill, approximately $10.9 million to other intangibles and the remaining amount to the assets and liabilities acquired. Of the $10.9 million intangibles, the Company has allocated $8.5 million to computer software and the remaining amount to other prepaid expenses. Clarity is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. TSYS will merge its existing prepaid division with Clarity and has branded the combined entity as TSYS Prepaid, Inc. The Company believes the acquisition of TSYS Prepaid, Inc. enhances TSYS' processing services by adding enhanced functionality and distinct value differentiation for TSYS and its clients. TSYS Prepaid, Inc. operates as a separate subsidiary of TSYS. The results of TSYS Prepaid, Inc. are included in the domestic-based segment. For the three and nine months ended September 30, 2004, TSYS' revenues include $2.8 million of TSYS Prepaid, Inc.'s revenues.

Other Services
     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries not included in electronic payment processing services. Revenues from other services increased $12.1 million, or 39.1%, for the three months ended September 30, 2004, compared to the same period in 2003. Revenues from other services increased $43.9 million, or 53.8%, for the nine months ended September 30, 2004, compared to the same period in 2003. Other service revenues increased primarily as a result of increased debt collection services performed by TSYS Total Debt Management, Inc. and the revenues associated with Enhancement Services Corporation (ESC).

     On April 28, 2003, TSYS completed the acquisition of ESC for $36.0 million in cash. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. The Company believes the acquisition of ESC enhances TSYS processing services by adding distinct value differentiation for TSYS and its clients. For the three months ended September 30, 2004, TSYS' revenues include $5.4 million related to ESC's revenues and are included in other services, compared to $4.1 million for the same period in 2003. For the nine months ended September 30, 2004, TSYS' revenues include $14.9 million of ESC's revenues, compared to $7.2 million for the same period in 2003.

Reimbursable Items
     Reimbursable items increased $837,000, or 1.5%, for the three months ended September 30, 2004, as compared to the same period last year. Reimbursable items increased $4.3 million, or 2.5%, for the nine months ended September 30, 2004, as compared to the same period last year. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage.

Operating Expenses
     Total expenses increased 16.5% and 15.4% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increases in expenses for the three and nine months ended September 30, 2004 includes an increase of $2.7 million and $7.3 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, total expenses increased 21.6% and 20.0% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increases in operating expenses are attributable to changes in each of the expense categories as described below.

     Salaries and other personnel expenses increased $18.1 million, or 22.2%, for the three months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, salaries and other personnel expenses increased $28.5 million, or 11.8%, compared to the same period in 2003. The change in employment expenses is associated with the normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. The growth in employment expenses included an increase in the accrual for performance-based incentive benefits. The number of employees decreased at September 30, 2004 when compared to September 30, 2003 as a result of the workforce reduction announced in February 2004.

     Employee Data:
     (Full-time Equivalents)                    2004             2003            % Change
     -----------------------------------    -------------     ------------    -----------------
     At September 30,                              5,626            5,632                (0.1)
     QTD Average                                   5,571            5,607                (0.6)
     YTD Average                                   5,571            5,447                 2.3

     During the third quarter of 2004, TSYS added 67 employees associated with the TSYS Prepaid, Inc. acquisition. During the second quarter of 2003, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly-owned subsidiary named TSYS Technology Center, Inc. (TTC) in Boise, Idaho. The TTC team members support technology efforts throughout TSYS, including government services, customer care, programming, and systems development.

     Net occupancy and equipment expense increased $7.9 million, or 15.4%, for the three months ended September 30, 2004 over the same period in 2003. For the nine months ended September 30, 2004, net occupancy and equipment expense increased $30.4 million, or 19.9%, over the same period in 2003. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are met to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $1.2 million and $4.8 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Depreciation and amortization increased $397,000 and $3.8 million during the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, mainly the result of increased amortization of licensed computer software from vendors. Repairs and maintenance expenses for software and equipment increased $5.1 million and $9.9 million for the three and nine months ended September 30, 2004, compared to the same periods last year.

     During the second quarter of 2004, the Company decided to change its approach for entry into the Asia-Pacific market. As a result, the Company recognized a $10.1 million charge to net occupancy and equipment expense for the write-off of the double-byte software development project. The $10.1 million impairment charge is reflected in the domestic-based services segment.

     Other operating expenses for the three and nine months ended September 30, 2004 increased $9.0 million and $34.9 million, or 31.1% and 46.4%, respectively, as compared to the same periods in 2003. Other operating expenses include, among other things, amortization of conversion costs, professional advisory fees and court costs associated with its debt collection business. The Company's amortization of conversion costs increased $589,000 and $3.3 million for the three and nine months ended September 30, 2004, as compared to the same periods last year. As a result of a new debt-collection agreement with an existing client signed in the third quarter of 2003, the Company recognized $8.3 million and $3.7 million of attorney court costs and commissions in operating expenses for the three months ended September 30, 2004 and 2003, respectively. The Company recognized $26.3 million and $3.7 million of attorney court costs and commissions in operating expenses for the nine months ended September 30, 2004 and 2003, respectively.

     Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section in the 2003 Form 10-K, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. For the three months ended September 30, 2004, the Company's transaction processing expenses decreased $411,000, compared to the same period in 2003. For the nine months ended September 30, 2004, the Company's transaction processing expenses increased $2.5 million, compared to the same period in 2003.

Operating Income
     Operating income remained fairly stable for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003. The Company's operating profit margin for the three months ended September 30, 2004 was 17.0%, compared to 18.4% for the same period last year. The Company's operating profit margin for the nine months ended September 30, 2004 was 16.3%, compared to 17.7% for the same period last year. The margins for 2004 decreased when compared to the same periods in 2003 mainly as a result of the impact of the new debt collections agreement by TDM, the impairment charge for the double-byte project, increase in the accrual for performance-based incentive benefits and the decrease in revenues from clients in Mexico.

     Management believes that reimbursable items distort operating profit margin as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon operating margin excluding reimbursable items. Management believes that operating profit margin excluding reimbursable items is more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients. Excluding reimbursable items, the Company's operating profit margin for the three months ended September 30, 2004 was 20.9%, compared to 23.2% for the three months ended September 30, 2003; for the nine months ended September 30, 2004, the Company's operating margin excluding reimbursables was 20.3%, compared to 22.6% for the same period last year.

     Below is the reconciliation between reported operating margin and adjusted operating margin excluding reimbursable items for the three and nine months ended September 30, 2004 and 2003, respectively:

                                                                 Three months ended                   Nine months ended
                                                                   September 30,                        September 30,
---------------------------------------------------- --- ----------------------------------- ------------------------------------
                                                               2004              2003              2004               2003
---------------------------------------------------- --- ----------------- ----------------- ------------------ -----------------
Operating income (a)                                  $           51,995            48,899            143,409           136,823
                                                         ================= ================= ================== =================
Total revenues (b)                                    $          304,993           266,114            879,851           775,166
                                                         ================= ================= ================== =================
Operating margin (as reported) (a)/(b)                            17.0 %            18.4 %             16.3 %            17.7 %
                                                         ================= ================= ================== =================
Revenue before reimbursable items (c)                 $          248,416           210,374            706,710           606,314
                                                         ================= ================= ================== =================
Adjusted operating margin (a)/(c)                                 20.9 %            23.2 %             20.3 %            22.6 %
                                                         ================= ================= ================== =================

Nonoperating Income (Expense)
     Interest income for the three months ended September 30, 2004 was $667,000, an increase of $183,000, compared to $484,000 for the same period in 2003. Interest income for the nine months ended September 30, 2004 was $1.7 million, a decrease of approximately $656,000, compared to $2.4 million for the same period in 2003. The decrease is related to less cash available to invest.

     Interest expense for the three months ended September 30, 2004 was $95,000, an increase of $59,000, compared to $36,000 for the same period in 2003. Interest expense for the nine months ended September 30, 2004 was $877,000, an increase of $811,000, compared to $66,000 for the same period in 2003. The increase is the result of the interest expense related to the Company's software obligations. On March 31, 2004, TSYS paid the remaining obligations for mainframe software licenses. As a result, quarterly interest expense for the remainder of 2004 will decrease as compared to the first quarter of 2004.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $146,000 and $45,000 for the three and nine months ended September 30,

2004, respectively, relates to the translation of cash accounts. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2004 was approximately $1.9 million, the majority of which is denominated in BPS.

Income Taxes
     TSYS' effective income tax rate for the three months ended September 30, 2004 was 34.6%, compared to 33.2% for the same period in 2003. TSYS' effective income tax rate for the nine months ended September 30, 2004 was 34.4%, compared to 33.6% for the same period in 2003. The increase in the effective income tax rate for the nine months ended September 30, 2004, as compared to the same period in 2003, is the result of a change in tax credits expected to be realized. The calculation of the effective tax rate is income taxes divided by TSYS' pretax income adjusted for minority interest in consolidated subsidiary's net income and equity earnings of the Vital joint venture. The Company expects its effective income tax rate for 2004 to be approximately 34%.

Equity in Income of Joint Ventures
     TSYS' share of income from its equity in joint ventures was $6.9 million and $3.9 million for the three months ended September 30, 2004 and 2003, respectively. TSYS' share of income from its equity in joint ventures was $19.2 million and $12.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase for the quarter and the first nine months is primarily attributable to the improvement in Vital's operating results as a result of increased volumes.

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

     The Company considers Vital to be an integral part of its overall processing operations and an important part of its overall market strategy. Prior to forming the joint venture, TSYS performed back-end merchant processing services for its clients. The revenues and expenses associated with merchant processing were included in operating profits. In the ordinary course of business, TSYS, which still owns the merchant processing software, provides back-end processing services to Vital. For the three months ended September 30, 2004 and 2003, TSYS generated $5.6 million and $5.3 million of revenue from Vital, respectively. For each of the nine months ended September 30, 2004 and 2003, TSYS generated $16.6 million and $16.4 million of revenue from Vital, respectively.

     During the three months ended September 30, 2004, the company's equity in income of joint ventures related to Vital was $6.4 million, a 76.0% increase, or $2.8 million, compared to $3.6 million for the same period last year. During the nine months ended September 30, 2004, the company's equity in income of joint ventures related to Vital was $17.9 million, a 48.1% increase, or $5.8 million, compared to $12.1 million for the same period last year.

     The following is a summary of Vital's consolidated statements of income for the three and nine months ended September 30, 2004 and 2003:

                                                 Three months ended September 30,             Nine months ended September 30,
                                              ------------------------------------------- -------------------------------------
(in thousands)                                      2004                  2003                   2004               2003
                                              ------------------      --------------         --------------    ----------------
Revenues before reimbursable items                      $61,761              56,398               186,241             168,847
Total revenues                                           69,537              63,493               210,216             188,989
Operating income                                         12,423               7,530                35,152              24,736
Net income*                                              12,563               7,618                35,540              25,101

          *Vital is a limited liability company and is taxed in a manner similar to a partnership; therefore, net income related to Vital does not include income tax expense.

          ** Certain reclassifications have been made to the 2003 financial statements of Vital to conform to the presentation adopted in 2004.


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

     Processing contracts with large clients, representing a significant portion of the company's total revenues, generally provide for discounts on certain services based on the volume of transactions processed by the client. Transaction volumes are influenced by both the number and type of merchants. The growth or loss of merchants impacts the results of operations from period to period. Operating results may also be significantly impacted by a customer who sells all, or a portion of, its merchant acquiring business. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in revenues being concentrated in a smaller number of customers.

     Vital's revenues increased $6.0 million, or 9.5%, for the three months ended September 30, 2004 compared to the same period in 2003. Vital's revenues increased $21.2 million, or 11.2%, for the nine months ended September 30, 2004, compared to the same periods in 2003. The increase in 2004, as compared to the same period in 2003, included increases of $0.7 million and $3.8 million in reimbursable items for the three and nine months ended September 30, 2004, respectively. The remaining increase was primarily the result of increases in the number of transactions processed in revenues associated with the company's terminal deployment business.

     Vital's major expense items include salaries and other personnel expense and cost of network and telecommunication expense. Salaries and other personnel expense consists of the cost of personnel who develop and maintain processing applications, operate computer networks and provide customer support; wages and related expenses paid to sales personnel; and costs associated with non-revenue producing customer support functions, administrative employees and management.

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

     During the three months ended September 30, 2004, the Company's equity in income of joint ventures related to TSYS de Mexico was $549,000, an 82.2% increase, or $248,000 compared to $301,000 for the same period last year. During nine months ended September 30, 2004, the Company's equity in income of joint ventures related to TSYS de Mexico was $1.2 million representing a 55.8% increase, or $445,000 compared to $797,000, for the same period last year.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $45,400 and $180,500 for the three months ended September 30, 2004 and 2003, respectively. TSYS paid TSYS de Mexico a processing support fee of $153,800 and $560,400 for the nine months ended September 30, 2004 and 2003, respectively. This processing support fee decreased as a result of the deconversion of TSYS' largest client in Mexico.

Net Income
     Net income for the three months ended September 30, 2004 increased 10.2% to $39.1 million, or basic and diluted earnings per share of $0.20, compared to $35.5 million, or basic and diluted earnings per share of $0.18, for the same period in 2003. Net income for the nine months ended September 30, 2004 increased 5.9% to $107.6 million, or basic and diluted earnings per share of $0.55, compared to $101.6 million, or basic earnings per share of $0.52 and diluted earnings per share of $0.51, for the same period in 2003.

Net Profit Margin
     The Company's net profit margin for the three months ended September 30, 2004 was 12.8%, compared to 13.3% for the same period last year. The Company's net profit margin for the nine months ended September 30, 2004 was 12.2%, compared to 13.1% for the same period last year.

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

     Excluding reimbursable items, the Company's net profit margin for the three months ended September 30, 2004 was 15.8%, compared to 16.9% for the three months ended September 30, 2003. Excluding reimbursable items, the Company's net profit margin for the nine months ended September 30, 2004 was 15.2%, compared to 16.7% for the nine months ended September 30, 2003.

     Below is the reconciliation between reported net profit margin and adjusted net profit margin excluding reimbursable items for the three and nine months ended September 30, 2004 and 2003:

                                                                Three months ended                   Nine months ended
                                                                  September 30,                        September 30,
--------------------------------------------------- --- ----------------------------------- ------------------------------------
                                                                 2004              2003              2004              2003
--------------------------------------------------- --- ----------------- ----------------- ----------------- ------------------
Net income (a)                                       $           39,141            35,512           107,588            101,555
                                                        ================= ================= ================= ==================
Total revenues (b)                                   $          304,993           266,114           879,851            775,166
                                                        ================= ================= ================= ==================
Net profit margin (as reported) (a)/(b)                          12.8 %            13.3 %            12.2 %             13.1 %
                                                        ================= ================= ================= ==================
Revenue before reimbursable items (c)                $          248,416           210,374           706,710            606,314
                                                        ================= ================= ================= ==================
Adjusted net profit margin (a)/(c)                               15.8 %            16.9 %            15.2 %             16.7 %
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

     TSYS anticipates 10-15% growth in EPS in 2005, based on the following assumptions: revenue before reimbursable items increasing between 10-12%, driven by 6-9% growth in revenue from existing electronic payment processing clients, no significant client losses or additions occurring through 2005 and Vital's earnings growing by at least 5%.

Financial Position, Liquidity and Capital Resources
     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures.

Cash Flows From Operating  Activities
     TSYS' main source of funds is derived from operating activities, specifically net income. During the nine months ended September 30, 2004, the Company generated $179.7 million in cash from operating activities compared to $169.7 million for the same period last year. The cash from operating activities for 2004 included refunds of $13.0 million from taxing authorities for overpayment of taxes for prior years. The cash from operating activities for 2003 included a payment from Bank One. On March 3, 2003, the Company announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, the Company received a $30 million payment from Bank One, which was included in billings in excess of costs and profit on uncompleted contracts on the balance sheet.

Cash Flows From Investing Activities
     The major uses of cash for investing activities have been the addition of property and equipment, the internal development and purchase of computer software and investments in contract acquisition costs associated with the servicing of new and existing clients. The major source of funds from investing activities is the dividend payment from its joint ventures. The Company used $130.2 million in cash for investing activities for the nine months ended September 30, 2004, compared to $207.3 million for the same period in 2003.

Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended September 30, 2004 and 2003 were $10.5 million and $6.1 million, respectively. For the nine month period ended September 30, 2004, capital expenditures for property and equipment were $49.8 million compared to $113.5 million during the same period last year. On July 30, 2003, the Company announced the groundbreaking for a new TSYS data center in Knaresborough, England. The facility replaces the center in Harrogate, England. On October 6, 2004, the Company announced the completion of the new data center. The Company invested approximately (GBP)16.6 million, or approximately $30.2 million, in the new building, land and equipment.

     On April 30, 2003, the Company provided written notice that it intended to terminate its lease agreement with a special purpose entity for the Company's corporate campus. On September 30, 2003, the Company terminated the lease arrangement and purchased the corporate campus for $93.5 million through a combination of cash and long-term debt financing through a banking affiliate of Synovus.

Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $5.2 million and $15.7 million for the three months ended September 30, 2004 and 2003, respectively. Expenditures for licensed computer software from vendors for the nine months ended September 30, 2004 were $19.2 million, compared to $35.7 million for the same period in 2003. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second or MIPS.

Software Development Costs
     Additions to capitalized software development costs, including enhancements to and development of TS2 processing systems, were $293,000 and $4.9 million for the three month periods ended September 30, 2004 and 2003, respectively. Additions to capitalized software development costs for the nine months ended September 30, 2004 were $4.0 million, compared to $13.9 million for the same period in 2003. The decline in the amount capitalized as software development costs in 2004, as compared to 2003, is the result of several projects being completed in 2003.

     The following is a summary of the additions to software development costs by project for the three and nine months ended September 30, 2004 and 2003, respectively:

                                                            Three months ended            Nine months ended
         Software Development Projects                        September 30,                 September 30,
                                                        ---------------------------    -------------------------
         (in millions)                                     2004            2003          2004          2003
         ---------------------------------------------- ------------     ----------    ---------    ------------
         TSYS ProphIT                                          $0.1            3.6          1.7            10.4
         Other Capitalized Software Development Costs           0.2            1.3          2.3             3.5
         ---------------------------------------------- ------------     ----------    ---------    ------------
             Total                                             $0.3            4.9          4.0            13.9
                                                        ============     ==========    =========    ============

     The Company continues to develop TSYS ProphITSM, a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT is currently being offered to TSYS' processing clients with general release of the core platform having occurred in the fourth quarter of 2003. Continued development of TSYS ProphIT provides increased and enhanced functionality to the core platform, to include additional customer service functions. The Company capitalized approximately $111,000 for the three months ended September 30, 2004, bringing the total amount capitalized for 2004 to $1.7 million on TSYS ProphIT. The Company has invested a total of $30.0 million since the project began.

     The Company is developing its Integrated Payments Platform supporting the online and offline debit and stored value markets, which will give clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company has invested a total of $7.3 million since the project began. The Company expects to complete the system in phases.

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

Cash Used in Acquisitions
     During the nine months ended September 30, 2004, the Company purchased TSYS Prepaid, Inc. for approximately $53.0 million. During the nine months ended September 30, 2003, the Company purchased Enhancement Services Corporation, Inc. for approximately $36.0 million.

Dividends Received from Joint Ventures
     During the nine months ended September 30, 2004, the Company received a dividend payment of $15.0 million from its Vital joint venture, and the Company received a dividend payment of $0.9 million from TSYS de Mexico. During the nine months ended September 30, 2003, the Company received $5.3 million in dividend payments from its joint ventures.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $19.2 million for the three months ended September 30, 2004, bringing the total for 2004 to $22.4 million, compared to $17.9 million for the nine months ended September 30, 2003. The Company had cash payments for processing rights of $16.0 million and $4.5 million during the nine months ended September 30, 2004 and 2003, respectively. Conversion cost additions were $6.4 million and $13.4 million for the nine months ended
September 30, 2004 and 2003, respectively. The decrease in the amount of conversion cost additions for 2004, as compared to 2003, is the result of the use of the percentage-of-completion accounting method for TSYS' agreement with Bank One. TSYS recognizes revenues in proportion to costs incurred.

Cash Flows From Financing Activities
     The major use of cash for financing activities has been the principal payments on capital lease and software obligations, the payment of dividends and the purchase of stock under the stock repurchase plan as described below. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the nine months ended September 30, 2004 was $58.1 million mainly as a result of the payments related to the software obligations, and to a lesser extent, the purchases of common stock and payments of dividends. Financing activities used $16.5 million in cash for the nine months ended September 30, 2003 primarily the result of the purchase of common stock and dividends paid on common stock.

Software Obligations
     On March 31, 2004, the Company paid in full the obligations related to licensed mainframe software. The effective interest rates related to the software obligations were well above current market rates.


Stock Repurchase Plan
     On April 15, 2003, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares may be purchased from time to time over the next two years and will depend on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares will be used for general corporate purposes. For the first nine months of 2004, the Company purchased 52,200 shares at an average cost of $22.76 per share. Since the plan was announced, the Company has purchased 577,491 shares at an average cost of $19.07 per share.

Dividends
     Dividends on common stock of $7.9 million were paid during the three months ended September 30, 2004, bringing the total for 2004 to $15.7 million. On April 15, 2004, the Company announced it would double its quarterly dividend from $0.02 to $0.04 per share, payable on July 1, 2004.

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

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.6:1. At September 30, 2004, TSYS had working capital of $126.0 million compared to $127.4 million at December 31, 2003.

Legal Proceedings
     The Company has received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice is investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. SS3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation relates to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. The Company has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena, and expects to provide further documentation to the government in connection with this investigation. The Company intends to fully cooperate with the Department of Justice in the investigation, and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damages or other claims against the Company. The Company is not in a position to estimate whether or not any loss may arise out of this investigation. As a result, no reserve or accrual has been recorded in the Company's financial statements relating to this matter.

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

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft titled "Share-Based Payment, an amendment of FASB Statements No. 123 and 95," that would be called "FAS 123r", that addresses accounting for equity based compensation arrangements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" and replace some of the existing requirements under FASB No. 123, "Accounting for Stock-Based Compensation." The proposed statement would require that such arrangements are accounted for using a fair-value-based method of accounting and the related cost expensed over the corresponding service period. The issuance of a final statement in the same format as the exposure draft would have a significant impact on the Company's results of operations. It is anticipated that the final statement will be issued in the fourth quarter of 2004. On October 13, 2004, the FASB announced that the proposed standard would be adopted by public companies the first fiscal quarter beginning after June 15, 2005.

Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, TSYS' expected conversions of the Chase Card Services portfolios in the fourth quarter of 2004 and the second half of 2005, TSYS' expectation that it will maintain the card processing functions of Chase Card Services for at least two years, the expected earnings per share impact of the Chase Card Services agreement in 2004, 2005 and 2006, TSYS' anticipated execution of an amendment to its processing agreement with Bank of America to encompass the processing of the FleetBoston portfolio, TSYS' expected growth in earnings per share and revenues for 2004, TSYS' expected growth in earnings per share for 2005, any matter that may arise out of the United States Department of Justice's investigation, and the assumptions underlying such statements, including, with respect to TSYS' expected growth in earnings per share for 2005, an increase in revenues before reimbursable items of 10-12%, a 6-9% growth in revenues from existing electronic payment processing clients, Vital Processing Services growing earnings by at least 5% and no significant client losses or additions through 2005. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond TSYS' ability to control or predict. The factors include, but are not limited to: (i) revenues are lower than anticipated; (ii) internal growth rates from TSYS' existing customers are lower than anticipated; (iii) Vital's earnings are lower than anticipated; (iv) TSYS does not convert the Chase Card Services portfolios as expected; (v) TSYS does not process the Chase Card Services portfolios for at least two years as expected; (vi) the number of active accounts that TSYS processes for Chase Card Services is less than anticipated;
(vii) adverse  developments  with respect to TSYS'  sub-prime or retail clients;
(viii) TSYS' inability to control expenses and increase market share; (ix) TSYS' inability to successfully bring new products to market, including, but not limited to stored value products, e-commerce products, loan processing products and other processing services; (x) the inability of TSYS to grow its business through acquisitions or successfully integrate acquisitions; (xi) TSYS' inability to increase the revenues derived from international sources; (xii) adverse developments with respect to entering into contracts with new clients and retaining current clients; (xiii) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, including the acquisition by Citigroup of the Sears portfolio (xiv) TSYS' inability to anticipate and respond to technological changes, particularly with respect to ecommerce; (xv) adverse developments with respect to the successful conversion of clients; (xvi) the absence of significant changes in foreign exchange spreads between the United States and the countries TSYS transacts business in, to include Mexico, United Kingdom, Japan, Canada and the European Union; (xvii) changes in consumer spending, borrowing and saving habits, including the mix of payments between cash and cards; (xviii) changes in laws, regulations, credit card association rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts; (xix) the effect of changes in accounting policies and practices as may be adopted by the Financial Accounting Standards Board or the Securities and Exchange Commission; (xx) the costs and effects of litigation or adverse facts and developments relating thereto; (xxi) adverse developments with respect to the credit card industry in general; (xxii) TSYS' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xxiii) the occurrence of catastrophic events that would impact TSYS' or its major customers' operating facilities, communications systems and technology, or that has a material negative impact on current economic conditions or levels of consumer spending; (xxiv) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection;
(xxv) hostilities increase in the Middle East or elsewhere; and (xxvi) overall market conditions.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive loss for the three months ended September 30, 2004 was $1.2 million. The amount of other comprehensive income for the three months ended September 30, 2003 was $470,000. The amount of other comprehensive income for the nine months ended September 30, 2004 was $1.3 million compared to $2.1 million for the nine months ended September 30, 2003. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $140.2 million, $4.2 million, $328,000 and $13.0 million, respectively, at September 30, 2004.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pound Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $45,000 for the nine months ended September 30, 2004 relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2004 was approximately $1.9 million, the majority of which is denominated in BPS.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the BPS and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the foreign-denominated cash account balance at September 30, 2004.

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

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. As the LIBOR rate changes, TSYS will be subject to interest rate risk. At September 30, 2004, TSYS did not have an outstanding balance on the line of credit.

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

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     The  following  table  sets  forth  information   regarding  the  Company's
purchases of its common stock on a monthly basis during the three months ended September 30, 2004:

--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                               Total Number of Shares     Maximum Number of
                                                                                Purchased as Part of   Shares That May Yet Be
                            Total Number of Shares   Average Price Paid per      Publicly Announced      Purchased Under the
Period                             Purchased                  Share              Plans or Programs        Plans or Programs
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                                                                     1,422,509
July 2004                                         -                     $  -                        -                1,422,509
August 2004                                       -                        -                        -                1,422,509
September 2004                                    -                        -                        -                1,422,509
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
     Total                                        -                     $  -
                            ======================== ========================

     In April 2003, the Company announced a plan to purchase up to 2.0 million shares of its common stock from time to time and at various prices over the ensuing two years. During the nine months ended September 30, 2004, the Company repurchased 52,200 shares of its common stock at an average price of $22.76. Over the course of the plan, through September 30, 2004, the Company has repurchased 577,491 shares of its common stock at a cost of $11,013,106, or an average cost of $19.07 per share.

                           TOTAL SYSTEM SERVICES, INC.
                          Part II - Other Information

Item 6 - Exhibits

                a) Exhibits
                    Exhibit Number          Description
                    ---------------------   ---------------------------------------------------------------------------
                            10.1            Form of Stock Option Agreement for the Total System Services, Inc. 1992
                                            Long-Term Incentive Plan, which plan was previously filed as Exhibit 10.5 of TSYS' Annual Report on Form 10-K for the fiscal year ended December
                                            31, 1992

                            10.2            Form of Stock Option Agreement for the:(i) Synovus Financial Corp. 1994
                                            Long-Term Incentive Plan, which plan was previously filed as Exhibit 10.11 of TSYS'Annual Report on Form 10-K for the fiscal year ended December 31,
                                            1994; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan, which plan was previously filed as Exhibit 10.16 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 1999; and (iii) Synovus Financial
                                            Corp. 2002 Long-Term Incentive Plan, which plan was filed as Exhibit 10.3 of
                                            TSYS' Annual Report on Form 10-K for the fiscal year ended December 31, 2001

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




                                                   TOTAL SYSTEM SERVICES, INC.


 Date:  November 5, 2004                           by:  /s/ Philip W. Tomlinson
                                                   -----------------------------
                                                   Philip W. Tomlinson
                                                   Chief Executive Officer


 Date:  November 5, 2004                           by:  /s/ James B. Lipham
                                                   -----------------------------
                                                   James B. Lipham
                                                   Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                                  Exhibit Index


     Exhibit Number          Description
     ---------------------   --------------------------------------------------------------------------
             10.1            Form of Stock Option Agreement for the Total System Services, Inc. 1992
                             Long-Term Incentive Plan, which plan was previously filed as Exhibit
                             10.5 of TSYS' Annual Report on Form 10-K for the fiscal year ended
                             December 31, 1992

             10.2            Form of Stock Option Agreement for the:(i) Synovus Financial Corp. 1994
                             Long-Term Incentive Plan, which plan was previously filed as Exhibit 10.11 of TSYS' Annual Report on Form 10-K for the fiscal year ended December 31,
                             1994; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan, which plan was previously filed as Exhibit 10.16 of TSYS' Annual Report on Form 10-K for
                             the fiscal year ended December 31, 1999; and (iii) Synovus Financial Corp.
                             2002 Long-Term Incentive Plan, which plan was filed as Exhibit 10.3 of TSYS'
                             Annual Report on Form 10-K for the fiscal year ended December 31, 2001

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


                                     - 48 -

