Form 10-K
period 2004-12-31
TOTAL SYSTEM SERVICES INC
filed 2005-03-03
CIK 721683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Commission file number 1-10254

TOTAL SYSTEM SERVICES, INC.

(Exact Name of Registrant as specified in its charter)

Georgia	58-1493818

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 First Avenue Columbus, Georgia	31901

(Address of principal executive offices) (Registrant’s telephone number, including area code)	(Zip Code) (706) 649-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X             NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES   X             NO

     As of February 10, 2005, 196,848,529 shares of the $.10 par value common stock of Total System Services, Inc. were outstanding. The aggregate market value of the shares of $.10 par value common stock of Total System Services, Inc. held by nonaffiliates on December 31, 2004 was approximately $588,657,000 (based upon the closing price of such stock on June 30, 2004).

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2004 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2005 Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2005 (“Proxy Statement”)	Part III

		Page
Part I
Safe Harbor Statement		1
Item 1.	Business	2
Item 2.	Properties	5
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	None
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	6
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 8.	Financial Statements and Supplementary Data	8
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	8
Item 9B.	Other Information	9
Part III
Item 10.	Directors and Executive Officers of the Registrant	10
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions	11
Item 14.	Principal Accountant Fees and Services	11
Part IV
Item 15.	Exhibits and Financial Statement Schedules	12
EX-10.24 BASE SALARIES OF NAMED EXECUTIVE OFFICERS OF TSYS
EX-13.1 CERTAIN SPECIFIED PAGES OF TSYS' 2004 ANNUAL REPORT
EX-21.1 SUBSIDIARIES OF TOTAL SYSTEM SERVICES, INC.
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-24.1 POWER OF ATTORNEY
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO/CFO

PART I

Safe Harbor Statement

     Certain statements contained in this annual report on Form 10-K of Total System Services, Inc. (“TSYS”) and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others: (i) TSYS’ belief with respect to its current market share and its growth opportunities; (ii) TSYS’ expectation that it will convert Chase Card Services’ portfolios in the second half of 2005 and maintain the card-processing functions of Chase for at least two years; (iii) TSYS’ expectation with respect to the impact of the Chase contract on its earnings per share growth for 2005 and 2006; (iv) TSYS’ expected growth in net income for 2005; (v) the expected financial impact of recent accounting pronouncements, including the expected earnings per share impact of expensing stock options; (vi) any matter that may arise out of the United States Department of Justice’s investigation; (vii) TSYS’ belief with respect to the fair value of its investments in joint ventures; (viii) TSYS’ belief with respect to its ability to meet its contractual commitments and with respect to lawsuits, claims and other complaints; (ix) the Board of Directors’ present intent to continue to pay cash dividends, and the assumptions underlying such statements, including, with respect to TSYS’ expected growth in net income for 2005, revenue before reimbursable items increasing 30% - 33% in 2005; Vital Processing Services L.L.C. adding $225 - $235 million in annual revenue and contributing approximately $0.03 - $0.04 incrementally in earnings per share; accounts on file at the end of 2005 increasing to approximately 425 million; and no significant client losses or additions through 2005, other than those previously announced. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to: (1) revenues that are lower than anticipated; (2) Vital’s addition to revenue and earnings per share is lower than anticipated; (3) accounts on file at the end of 2005 are lower than anticipated; (4) TSYS incurs expenses associated with the signing of a significant client; (5) internal growth rates for TSYS’ existing customers are lower than anticipated; (6) TSYS does not convert clients’ portfolios as scheduled; (7) adverse developments with respect to foreign currency exchange rates; (8) adverse developments with respect to entering into contracts with new clients and retaining current clients; (9) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (10) TSYS is unable to control expenses and increase market share; (11) adverse developments with respect to the credit card industry in general; (12) TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending; (13) the impact of acquisitions, including their being more difficult to integrate than anticipated; (14) the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto; (15) the impact of changes in accounting principles; (16) TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies; (17) TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (18) changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of its products; (19) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection; (20) no material breach of security of any of our systems; (21) overall market conditions; (22) the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (23) TSYS’ ability to manage the foregoing and other risks.

     These forward-looking statements speak only as of the date on which the statements are made, and TSYS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Item 1.	Business

     Business. TSYS provides electronic payment processing and related services to financial and nonfinancial institutions. Services include processing consumer, retail, commercial, government services, stored value and debit cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” TSYS provides services to financial and nonfinancial institutions throughout the United States, Canada, Mexico, Honduras, Puerto Rico and Europe. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation. TSYS also provides back-end processing services for its joint venture, Vital Processing Services L.L.C., to support merchant processing in the United States. TSYS also offers value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. Synovus Financial Corp., a $25 billion asset, diverse financial services company, owns 81.1% of TSYS.

     As of December 31, 2004, TSYS had nine wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS’ electronic payment processing services; (2) Columbus Productions, Inc., which provides full-service commercial printing and related services; (3) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; (4) TSYS Total Debt Management, Inc., which provides recovery collections, bankruptcy process management, legal account management and skip tracing services; (5) ProCard, Inc., which provides Internet, Intranet and client/server software solutions for commercial card management programs; (6) Enhancement Services Corporation, which provides targeted loyalty consulting, as well as travel, gift card and reward programs; (7) TSYS Technology Center, Inc., which provides programming support; (8) TSYS Japan Co., Ltd., which primarily provides gift card processing services to Japanese clients; and (9) TSYS Prepaid, Inc., which provides prepaid card solutions.

     As of December 31, 2004, TSYS also held: (1) a 49% equity interest in a joint venture company named Total System Services de México, S.A. de C.V., which provides statement production and card-issuing support services to financial and nonfinancial Mexican institutions; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic transaction processing services to financial and nonfinancial institutions and their merchant customers; and (3) a 51% equity interest in GP Network Corporation, a company which provides merchant processing services to financial institutions and retailers in Japan.

     The services provided by TSYS are divided into two operating segments, domestic-based services, which accounted for 90% of TSYS’ revenues in 2004, and international-based services, which accounted for 10% of TSYS’ revenues in 2004.

     Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS’ revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

     Intellectual Property. TSYS’ intellectual property portfolio is a component of our ability to be a leading electronic payment services provider. We diligently protect and work to build our intellectual property rights through patent, servicemark and trade secret laws. We also use various licensed intellectual property to conduct our business. In addition to using our intellectual property in our own operations, we grant licenses to certain of our clients to use our intellectual property.

     Major Customers. A significant amount of TSYS’ revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2004, Bank of America Corporation accounted for approximately 18.5% of TSYS’ total revenues. As a result, the loss of Bank of America Corporation, or other major or significant customers, could have a material adverse effect on TSYS’ financial position, results of operations and cash flows.

     Competition. TSYS encounters vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party payment processors is presently being provided by approximately three vendors. TSYS believes that as of December 31, 2004 it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States and from certain international processors with respect to international-based services. Based upon available market share data that includes cards processed in-house, TSYS believes it holds a 20.9% share of the domestic consumer card processing market, a 75.5% share of the Visa and MasterCard domestic commercial card processing market, a 16.2% share of the domestic retail card processing market and a 6.9% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, based upon available market share data that includes cards processed in-house, TSYS also believes it holds an approximately 8% share of the Mexican credit card processing market, an approximately 43% share of the Canadian credit card processing market and an approximately 17% share of the European credit card processing market.

     TSYS’ major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between TSYS and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and customer service. Certain other subsidiaries of First Data Corporation also compete with TSYS.

     Backlog of Accounts. As of January 31, 2005, TSYS had a pipeline of approximately 46 million accounts associated with new clients. TSYS expects to convert its entire backlog of 46 million new accounts in 2005.

     Regulation and Examination. TSYS is subject to being examined, and is indirectly regulated, by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the National Credit Union Administration, and the various state financial regulatory agencies which supervise and regulate the financial institutions for which TSYS provides electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS’ internal controls in connection with its present performance of electronic payment processing services, and the agreements pursuant to which TSYS provides such services.

     As the Federal Reserve Bank of Atlanta has approved Synovus’ indirect ownership of TSYS through Columbus Bank and Trust Company, TSYS is subject to direct regulation by the Federal Reserve Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Department of Banking and Finance of the State of Georgia as a subsidiary of Columbus Bank and Trust Company. In addition, as TSYS and its subsidiaries operate as subsidiaries of Columbus Bank and Trust Company, they are subject to regulation by the Federal Deposit Insurance Corporation.

     Employees. As of December 31, 2004, TSYS had 5,622 full-time employees.

     Available Information. TSYS’ website address is www.tsys.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in the Investor Relations section of our website under the heading “Financials” and then under “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

     TSYS has adopted a Code of Business Conduct and Ethics for its directors, officers and employees and has also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance section of our website at www.tsys.com/ir/governance. Copies of these documents are also available in print upon written request to the Corporate Secretary, Total System Services, Inc., 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901.

     Subsequent Event. On January 18, 2005, TSYS announced it had entered into a Purchase Agreement to acquire the remaining 50-percent equity stake that Visa U.S.A. holds in Vital Processing Services L.L.C. for $95.0 million in cash. The transaction closed on March 1, 2005 and Vital became a wholly owned subsidiary of TSYS.

     See the “Financial Overview” Section on pages 26 and 27, the “Financial Review” Section on pages 27 through 47 and Note 1, Note 4, Note 9, Note 11, Note 12 and Note 13 of Notes to Consolidated Financial Statements on pages 52 through 57, pages 60 and 61, pages 66 and 67, and pages 68 through 73 of the Annual Report which are incorporated herein by reference.

Item 2.	Properties

     TSYS owns a 540,000 square foot campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility serves as TSYS’ corporate headquarters and houses administrative, client contact and programming team members.

     TSYS owns a 377,000 square foot production center and a 72,000 square foot production center which are located on a 40.4 acre tract of land in north Columbus, Georgia. Primarily production centers, these facilities house TSYS’ primary data processing computer operations, statement preparation, mail handling, microfiche production, purchasing and card production, as well as other related operations.

     TSYS owns a 110,000 square foot building on a 23-acre site in Columbus, Georgia, which accommodates current and future office space needs, 82,500 square feet of which houses TSYS’ Business Process Management Division. TSYS also owns a 104,000 square foot building on an 18-acre site in Columbus which functions as a second data center.

     Columbus Productions, Inc. owns a 61,000 square foot production facility, located in Columbus, Georgia.

     TSYS owns a 40,000 square foot building in York, England, 23,000 square feet of which are occupied by TSYS, which houses client service and administrative personnel for TSYS Europe. TSYS also owns a 53,000 square foot data center on three acres of land in Knaresborough, England which is utilized by TSYS Europe. TSYS Europe is included in the segment international-based services.

     All of the properties listed above are utilized by TSYS for domestic-based services with the two exceptions noted immediately above with respect to the space occupied by TSYS Europe. All properties owned and leased by TSYS are in good repair and suitable condition for the purposes for which they are used.

     See Note 1, Note 3, Note 9 and Note 11 of Notes to Consolidated Financial Statements on pages 52 through 57, page 60, pages 66 and 67, and pages 68 through 71 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on pages 38 and 39, and page 43, respectively, of the Annual Report which are incorporated herein by reference.

Item 3.	Legal Proceedings

     See Note 9 of Notes to Consolidated Financial Statements on pages 66 and 67 of the Annual Report which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

     The “Quarterly Financial Data, Stock Price, Dividend Information” Section which is set forth on page 77, and “Stock Repurchase Plan” under the “Financial Review” Section on page 45 of the Annual Report are incorporated herein by reference.

Item 6.	Selected Financial Data

     The “Selected Financial Data” Section which is set forth on page 25 of the Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The “Financial Overview” and “Financial Review” Sections which are set forth on pages 26 through 47 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

     Foreign Exchange Risk. TSYS is exposed to foreign exchange risk because it has revenues and expenses denominated in foreign currencies including Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS’ foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity titled accumulated other comprehensive income. The amount of other comprehensive income for the years ended December 31, 2004, 2003 and 2002 was $7.1 million, $7.3 million and $4.5 million, respectively. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $141.8 million, $4.7 million, $420,000 and $11.7 million, respectively, at December 31, 2004.

     Interest Rate Risk. TSYS is also exposed to interest rate risk associated with the investing of available cash and any outstanding balance on the long-term line of credit it has with a banking affiliate of Synovus. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the prime rate.

     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw-down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes covenants requiring the Company to maintain certain minimum financial ratios. At December 31, 2004, TSYS did not have an outstanding balance on the line of credit and was in compliance with all covenants. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

     Concentration of credit risk. TSYS works to maintain a large and diverse customer base across various industries to minimize the credit risk of any one customer to TSYS’ accounts receivable amounts. In addition, TSYS performs ongoing credit evaluations of its customers’ and suppliers’ financial condition.

     Concentration of client base. A significant amount of TSYS’ revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of TSYS’ total revenues, generally provide for discounts on certain services based on the size and activity of clients’ portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients.

     TSYS does have two major customers that account for a large portion of its revenues, which subjects it to credit risk. See Note 11 of Notes to Consolidated Financial Statements on pages 68 through 71 of the Annual Report which is incorporated herein by reference for a description of major customers. In addition to its two major customers, TSYS has other large clients representing a significant portion of its total revenues. The loss of any one of TSYS’ large clients could have a material adverse effect on its financial position, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

     The “Quarterly Financial Data, Stock Price, Dividend Information” Section, which is set forth on page 77, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Income, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls and Management’s Report on Internal Control Over Financial Reporting” Sections, which are set forth on pages 48 through 76 of the Annual Report are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A.	Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to TSYS (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 76 of the Annual Report, and “Report of

Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls,” which is set forth on page 75 of the Annual Report, are incorporated herein by reference.

     Changes in Internal Control Over Financial Reporting. No change in TSYS’ internal control over financial reporting occurred during the fourth fiscal quarter covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

     On January 18, 2005, the Compensation Committee (“Committee”) of the Board of Directors of TSYS approved the annual base salaries of TSYS’ named executive officers for the Proxy Statement after a review of competitive market data, effective January 1, 2005. The following table sets forth the 2005 annual base salary levels of TSYS’ named executive officers:

Name	Position	Base Salary
Richard W. Ussery	Chairman of the Board	$588,000
Philip W. Tomlinson	Chief Executive Officer	$617,400
M. Troy Woods	President and Chief Operating Officer	$424,000
William A. Pruett	Senior Executive Vice President	$355,000
Kenneth L. Tye	Senior Executive Vice President and Chief Information Officer	$328,000

     Also, on January 18, 2005, the Committee authorized the payment of annual incentive bonus awards to each of TSYS’ named executive officers with respect to the year ended December 31, 2004. The incentive awards were made pursuant to the terms of the Synovus Financial Corp. Executive Bonus Plan (for Messrs. Ussery and Tomlinson) and Incentive Bonus Plan (for Messrs. Woods, Pruett and Tye). The incentive bonus awards were made based upon a payout matrix established by the Committee for 2004 that utilizes earnings per share growth targets to determine bonus awards. The following table sets forth the cash payments to the named executive officers for their annual incentive bonus awards for 2004:

Name	Amount of Bonus Payment for 2004
Richard W. Ussery	$588,000
Philip W. Tomlinson	$588,000
M. Troy Woods	$400,000
William A. Pruett	$233,800
Kenneth L. Tye	$206,500

     Additional information with respect to compensation of our named executive officers is set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated in Part III, Item 11, by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information included under the following captions in TSYS’ Proxy Statement is incorporated herein by reference:

•	“PROPOSALS TO BE VOTED ON — PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS — Committees of the Board.”

     TSYS has a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our controller. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.tsys.com/ir/governance. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.

     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by TSYS of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 13, 2004. In addition, TSYS has filed, as exhibits to this annual report on Form 10-K, the certifications of its chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

     Information included under the following captions in TSYS’ Proxy Statement is incorporated herein by reference:

•	“DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES”;

•	“EXECUTIVE COMPENSATION — Summary Compensation Table; Stock Option Exercises and Grants; and Change in Control Arrangements”; and

•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information pertaining to equity compensation plans is contained in Note 6 of Notes to Consolidated Financial Statements on pages 61 through 64 of the Annual Report and is incorporated herein by reference.

     Information included under the following captions in TSYS’ Proxy Statement is incorporated herein by reference:

•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Beneficial Ownership of TSYS Stock by CB&T”; and

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Synovus Stock Ownership of Directors and Management.”

Item 13.	Certain Relationships and Related Transactions

     Information included under the following captions in TSYS’ Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Beneficial Ownership of TSYS Stock by CB&T”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Interlocking Directorates of TSYS, Synovus and CB&T”; and

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Electronic Payment Processing Services Provided to CB&T and Certain of Synovus’ Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus’ Subsidiaries.”

     See also Note 2 of Notes to Consolidated Financial Statements on pages 57 through 60 of the Annual Report which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

     Information included under the following captions in TSYS’ Proxy Statement is incorporated herein by reference:

•	“AUDIT COMMITTEE REPORT — KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT — Policy on Audit Committee Pre-Approval.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

     (a)1. Financial Statements

     The following consolidated financial statements of TSYS are incorporated by reference from pages 48 through 76 of the Annual Report.

Consolidated Balance Sheets — December 31, 2004 and 2003.

Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

     2. Financial Statement Schedules

     The following report of independent registered public accounting firm and consolidated financial statement schedule of TSYS are included:

Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2004, 2003 and 2002.

     All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

     3. Exhibits

     The following exhibits are filed herewith or are incorporated to other documents previously filed with the Securities and Exchange Commission. Exhibits 10.1 through 10.24 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 4.1 of TSYS’ Registration Statement on Form S-8 filed with the SEC on April 18, 1997 (File No. 333-25401).

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated October 19, 2004, as filed with the SEC on October 19, 2004.

10.	EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.1
Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.2
Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.3
Synovus Financial Corp. 2002 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.3 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.4
Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.5	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’

Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.6
Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.7	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.8
Incentive Bonus Plan of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.8 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.9
Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.9 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 9, 2004.

10.10
Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.11
Synovus Financial Corp. 1994 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.11 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 9, 1995.

10.12
Synovus Financial Corp. Executive Bonus Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.12 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 19, 1996.

10.13
Change of Control Agreements for executive officers of TSYS, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 18, 2005, as filed with the SEC on January 20, 2005.

10.14
Stock Option Agreement of Samuel A. Nunn, incorporated by reference to Exhibit 10.14 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 20, 1997.

10.15
Synovus Financial Corp. Deferred Stock Option Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.15 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.16
Synovus Financial Corp. 2000 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.16 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.17
Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.18
Form of Stock Option Agreement for the Total System Services, Inc. 1992 (renamed 2000) and 2002 Long-Term Incentive Plans, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.19
Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.20	Summary of Board of Directors Compensation for 2005, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 18, 2005, as filed with the SEC on January 20, 2005.

10.21	Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit

10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.22
Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.23
Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.24	Base Salaries of Named Executive Officers of TSYS.

13.1	Certain specified pages of TSYS’ 2004 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of the 2004 Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2004 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

99.2
Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2004 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Total System Services, Inc.:

Under date of March 1, 2005, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia
March 1, 2005

TOTAL SYSTEM SERVICES, INC.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
		Changes in
		allowances, charges to
	Balance at	expenses and changes				Balance at
	beginning	to other accounts --		Deductions --		end
	of period	describe		describe		of period
Year ended December 31, 2002:
Provision for doubtful accounts and billing adjustments	$5,371	3,263	(1)	(617	)(3)	$8,017

Transaction processing accruals	$7,291	6,532	(2)	(8,476	)(3)	$5,347

Year ended December 31, 2003:
Provision for doubtful accounts and billing adjustments	$8,017	2,690	(1)	(897	)(3)	$9,810

Transaction processing accruals	$5,347	3,450	(2)	(3,706	)(3)	$5,091

Year ended December 31, 2004:
Provision for doubtful accounts and billing adjustments	$9,810	(2,450	)(1)	(593	)(3)	$6,767

Transaction processing accruals	$5,091	9,878	(2)	(5,685	)(3)	$9,284

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.

(2)	Amount reflected is the change in transaction processing accruals reflected in other operating expenses.

(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC. (Registrant)
March 1, 2005	By:	/s/Philip W. Tomlinson
Philip W. Tomlinson,
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

/s/ James H. Blanchard	Date: March 1, 2005

James H. Blanchard,
Director and Chairman of the
Executive Committee

/s/ Richard W. Ussery	Date: March 1, 2005

Richard W. Ussery,
Chairman of the Board

/s/ Philip W. Tomlinson	Date: March 1, 2005

Philip W. Tomlinson,
Principal Executive Officer
and Director

/s/ M. Troy Woods	Date: March 1, 2005
M. Troy Woods,
President and Director

/s/ James B. Lipham	Date: March 1, 2005
James B. Lipham,
Senior Executive Vice President, Treasurer,
and Principal Financial Officer

/s/ Dorenda K. Weaver	Date: March 1, 2005
Dorenda K. Weaver.
Chief Accounting Officer

Date: ___, 2005
Richard Y. Bradley,
Director

/s/ Kriss Cloninger III	Date: March 1, 2005
Kriss Cloninger III,
Director

/s/ G. Wayne Clough	Date: March 1, 2005
G. Wayne Clough,
Director

Walter W. Driver, Jr.,	Date: ___, 2005
Director

/s/ Gardiner W. Garrard, Jr. Gardiner W. Garrard, Jr.,	Date: March 1, 2005
Director

/s/ Sidney E. Harris	Date: March 1, 2005
Sidney E. Harris,
Director

/s/ John P. Illges, III	Date: March 1, 2005
John P. Illges, III,
Director

/s/ Alfred W. Jones, III	Date: March 1, 2005
Alfred W. Jones III,
Director

Date: ___, 2005
Mason H. Lampton,
Director

/s/ H. Lynn Page	Date: March 1, 2005
H. Lynn Page,
Director

/s/ W. Walter Miller, Jr.	Date: March 1, 2005
W. Walter Miller, Jr.,
Director

/s/ John T. Turner	Date: March 1, 2005
John T. Turner,
Director

/s/ James D. Yancey	Date: March 1, 2005
James D. Yancey,
Director

/s/ Rebecca K. Yarbrough	Date: March 1, 2005
Rebecca K. Yarbrough,
Director