Form 10-K/A
period 2004-12-31
TOTAL SYSTEM SERVICES INC
filed 2005-04-28
CIK 721683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Commission file number           1-10254

TOTAL SYSTEM SERVICES, INC.

(Exact Name of Registrant as specified in its charter)

Georgia	58-1493818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 First Avenue
Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	(706) 649-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES ☑                      NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     YES ☑                      NO ☐

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-23.1 CONSENTS OF INDEPENDENT PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-99.1 ANNUAL REPORT / EMPLOYEE STOCK PURCHASE PLAN
EX-99.2 ANNUAL REPORT / DIRECTOR STOCK PURCHASE PLAN

     The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2004 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2004, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2004, as set forth below and in the attached exhibits.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

          The following consolidated financial statements of TSYS are incorporated by reference from pages 48 through 76 of the Annual Report.

Consolidated Balance Sheets - December 31, 2004 and 2003.

Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2004, 2003 and 2002.

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

Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2004, 2003 and 2002.

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

Exhibit
Number	Description
3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 4.1 of TSYS’ Registration Statement on Form S-8 filed with the SEC on April 18, 1997 (File No. 333-25401).

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated October 19, 2004, as filed with the SEC on October 19, 2004.

10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.1	Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.2	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.3	Synovus Financial Corp. 2002 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.3 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.4	Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.5	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.6	Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.7	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.8	Incentive Bonus Plan of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.8 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.9	Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.9 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 9, 2004.

10.10	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.11	Synovus Financial Corp. 1994 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.11 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 9, 1995.

10.12	Synovus Financial Corp. Executive Bonus Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.12 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 19, 1996.

10.13	Change of Control Agreements for executive officers of TSYS, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 18, 2005, as filed with the SEC on January 20, 2005.

10.14	Stock Option Agreement of Samuel A. Nunn, incorporated by reference to Exhibit 10.14 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 20, 1997.

10.15	Synovus Financial Corp. Deferred Stock Option Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.15 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.16	Synovus Financial Corp. 2000 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.16 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.17	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.18	Form of Stock Option Agreement for the Total System Services, Inc. 1992 (renamed 2000) and 2002 Long-Term Incentive Plans, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.19	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.20	Summary of Board of Directors Compensation for 2005, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 18, 2005, as filed with the SEC on January 20, 2005.

10.21	Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.22	Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.23	Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.24	Base Salaries of Named Executive Officers of TSYS.

13.1	Certain specified pages of TSYS’ 2004 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1*	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of the 2004 Annual Report on Form 10-K.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2004.

99.2*	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2004.

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

April 26, 2005	By:	/s/Philip W. Tomlinson

Philip W. Tomlinson,
Principal Executive Officer