Form 10-Q
period 2005-03-31
TOTAL SYSTEM SERVICES INC
filed 2005-05-06
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               March 31, 2005
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  To
                               ------------------------------------------------


Commission  file number                  1-10254
-------------------------------------------------------------------------------
                           TSYS LOGO (OBJECT OMITTED)
                           Total System Services, Inc.
                                  www.tsys.com
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                   58-1493818
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 CLASS                                           OUTSTANDING AS OF: May 4, 2005
 ---------------------------------               -------------------------------
 Common Stock, $.10 par value                                       197,075,431

                          TOTAL SYSTEM SERVICES, INC.
                                      INDEX


                                                                                                              Page
                                                                                                             Number
 Part I. Financial Information
          Item 1. Financial Statements

                  Consolidated Balance Sheets (unaudited) - March 31, 2005 and December 31, 2004                3

                  Consolidated Statements of Income (unaudited) - Three months ended
                      March 31, 2005 and 2004                                                                   5

                  Consolidated Statements of Cash Flows (unaudited) - Three months ended
                      March 31, 2005 and 2004                                                                   6

                  Notes to Unaudited Consolidated Financial Statements                                          8

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  operations                                                                                   18

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   40

          Item 4. Controls and Procedures                                                                      42

 Part II. Other Information
          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                  43

          Item 6. Exhibits                                                                                     44

 Signatures                                                                                                    45

 Exhibit Index                                                                                                 46

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 March 31,           December 31,
(in thousands, except per share information)                                                       2005                  2004
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $26.3 million and $176.6 million on
   on deposit with a related party at 2005 and 2004, respectively)                  $              97,916               231,806
  Restricted cash (includes $5.6 million and $5.7 million on deposit with a
   related party at 2005 and 2004, respectively)                                                   29,107                24,993
  Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $14.5 million and $6.8 million at 2005 and 2004, respectively;
   (includes $1.6 million and $0.9 million from a related party at 2005 and
   2004, respecitively)                                                                           192,008               144,827
  Deferred income tax assets                                                                        8,757                10,791
  Prepaid expenses and other current assets                                                        43,053                35,739
                                                                                   --------------------------------------------
            Total current assets                                                                  370,841               448,156
Property and equipment, net of accumulated depreciation and amortization of
 $165.4 million and $158.7 million at 2005 and 2004, respectively                                 274,704               263,584
Computer software, net of accumulated amortization of $267.8 million and $252.9
 million at 2005 and 2004, respectively                                                           294,663               268,647
Contract acquisition costs, net                                                                   164,360               132,428
Goodwill, net                                                                                     113,548                70,561
Other intangible assets, net of accumulated amortization of $2.8 million and
 million and $2.2 million at 2005 and 2004, respectively                                           16,173                 4,692
Equity investments                                                                                  4,987                54,400
Other assets                                                                                       37,750                39,475
                                                                                     --------------------------------------------
              Total assets                                                          $           1,277,029             1,281,943
                                                                                     ============================================



See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 March 31,           December 31,
(in thousands, except per share information)                                                       2005                  2004
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable (includes $0.3 million payable to related parties at 2005
   and 2004, respectively)                                                           $             39,370                75,188
 Accrued salaries and employee benefits                                                            30,434                46,725
 Current portion of long-term debt, obligations under capital leases and
  software obligations                                                                              1,930                 1,828
 Other current liabilities (includes $6.4 million and $6.6 million payable to
     related parties at 2005 and 2004, respectively)                                              156,932               154,162
                                                                                     --------------------------------------------
          Total current liabilities                                                               228,666               277,903
Obligations under capital leases and software obligations, excluding current
 portion                                                                                            3,891                 4,508
Long-term debt (includes $1.0 million payable to related parties at 2005)                           1,317                     -
Deferred income tax liabilities                                                                   138,323               131,106
                                                                                     --------------------------------------------
           Total liabilities                                                                      372,197               413,517
                                                                                     --------------------------------------------
Minority interests in consolidated subsidiaries                                                     3,850                 3,814
                                                                                     --------------------------------------------
Shareholders' equity:
  Common stock - $.10 par value. Authorized 600,000 shares; 197,809 and 197,587 issued at 2005 and 2004, respectively; 197,071 and 196,849 outstanding at
   2005 and 2004, respectively                                                                     19,781                19,759
  Additional paid-in capital                                                                       45,262                44,732
  Accumulated other comprehensive income                                                           12,950                15,373
  Treasury stock (shares of 738 held at 2005 and 2004, respectively)                              (13,573)              (13,573)
  Retained earnings                                                                               836,562               798,321
                                                                                     --------------------------------------------
         Total shareholders' equity                                                               900,982               864,612
                                                                                     --------------------------------------------
         Total liabilities and shareholders' equity                                 $           1,277,029             1,281,943
                                                                                     ============================================




See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three months ended
                                                                                                            March 31,
                                                                                               ----------------------------------
(in thousands, except per share information)                                                       2005                  2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Electronic payment processing services (includes $1.2 million and $1.1
   million from related parties for 2005 and 2004, respectively)                    $             204,757               177,392
  Merchant services (includes $2.4 million and $3.2 million from related parties
   for 2005 and 2004, respectively)                                                                27,105                 6,364
  Other services (includes $1.5 million and $1.6 million from related parties
   for 2005 and 2004, respectively)                                                                48,514                40,848
                                                                                     --------------------------------------------
         Revenues before reimbursable items                                                       280,376               224,604
  Reimbursable items (includes $1.8 million and $2.3 million from related
   parties for 2005 and 2004, respectively)                                                        69,608                60,632
                                                                                     --------------------------------------------
         Total revenues                                                                           349,984               285,236
                                                                                     --------------------------------------------

Expenses:
  Salaries and other personnel expense                                                             97,517                87,862
  Net occupancy and equipment expense                                                              65,393                58,049
  Other operating expenses (includes $2.0 million and $2.3 million to related
   parties for 2005 and 2004, respectively)                                                        51,160                34,551
                                                                                     --------------------------------------------
         Expenses before reimbursable items                                                       214,070               180,462
  Reimbursable items                                                                               69,608                60,632
                                                                                     --------------------------------------------
         Total expenses                                                                           283,678               241,094
                                                                                     --------------------------------------------
         Operating income                                                                          66,306                44,142
                                                                                     --------------------------------------------
Nonoperating income (expense):
 Interest income (includes $511 and $176 from related parties for 2005 and 2004,
  respectively)                                                                                     1,219                   505
 Interest expense                                                                                     (70)                 (743)
 Loss on foreign currency translation, net                                                           (333)                  (71)
                                                                                     --------------------------------------------
         Total nonoperating income (expense)                                                          816                  (309)
                                                                                     --------------------------------------------
 Income before income taxes, minority interest and equity in income of
  joint ventures                                                                                   67,122                43,833
Income taxes                                                                                       24,680                16,755
Minority interests in consolidated subsidiaries' net income                                           (69)                  (93)
Equity in income of joint ventures                                                                  3,750                 5,576
                                                                                     --------------------------------------------
         Net income                                                                 $              46,123               32,561
                                                                                     ============================================
         Basic earnings per share                                                   $                0.23                 0.17
                                                                                     ============================================
         Diluted earnings per share                                                 $                0.23                 0.17
                                                                                     ============================================
         Weighted average common shares outstanding                                               197,023              196,844
         Increase due to assumed issuance of shares related to stock
          options outstanding                                                                         207                  370
                                                                                     --------------------------------------------
         Weighted average common and common equivalent shares outstanding                         197,230              197,214
                                                                                     ============================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                                             March 31,
                                                                                     --------------------------------------------
(in thousands)                                                                                      2005                  2004
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                          $             46,123                32,561
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Minority interests in consolidated subsidiaries' net income                                       69                    93
     Loss on foreign currency translation, net                                                        333                    71
     Equity in income of joint ventures                                                            (3,750)               (5,576)
     Depreciation and amortization                                                                 32,739                26,115
     Impairment of developed software                                                               3,137                     -
     Provisions for (recoveries of) bad debt expenses and billing adjustments                       3,178                  (704)
     Charges for transaction processing provisions                                                  3,109                   925
     Deferred income tax expense (benefit)                                                         10,566                (2,460)
     Loss on disposal of equipment, net                                                               323                    38
 (Increase) decrease in:
   Accounts receivable                                                                            (17,897)              (12,112)
   Prepaid expenses and other assets                                                                2,932               (15,013)
 Increase (decrease) in:
   Accounts payable                                                                               (53,610)                2,019
   Accrued salaries and employee benefits                                                         (32,546)              (18,116)
   Billings in excess of costs and profits on uncompleted contracts                                     -                (6,749)
   Other current liabilities                                                                      (39,241)               42,867
                                                                                     --------------------------------------------
         Net cash (used in) provided by operating activities                                      (44,535)               43,959
                                                                                     --------------------------------------------
Cash flows from investing activities:
   Purchases of property and equipment, net                                                       (10,702)              (19,535)
   Additions to licensed computer software from vendors                                            (5,869)               (7,370)
   Additions to internally developed computer software                                               (709)               (1,982)
   Cash acquired in acquisition                                                                    38,799                     -
   Cash used in acquisition                                                                       (95,782)                    -
   Dividends received from joint ventures                                                               -                15,000
   Contract acquisition costs                                                                      (5,442)               (1,857)
                                                                                     --------------------------------------------
         Net cash used in investing activities                                                    (79,705)              (15,744)
                                                                                     --------------------------------------------







See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                                             March 31,
                                                                                         ----------------------------------------
(in thousands)                                                                                      2005                  2004
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Purchases of common stock                                                                            -                (1,189)
   Proceeds from borrowing of long-term debt                                                       14,125                     -
   Principal payments on long-term debt borrowings                                                (13,154)                    -
   Principal payments on capital lease obligations and software obligations                          (550)              (41,589)
   Dividends paid on common stock (includes $6.4 million and $3.2 million paid
    to related parties at 2005 and 2004, respectively)                                             (7,874)               (3,936)
   Proceeds from exercise of stock options                                                              -                 1,142
                                                                                     --------------------------------------------
         Net cash used in financing activities                                                     (7,453)              (45,572)
                                                                                     --------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                       (2,197)                  742
                                                                                     --------------------------------------------
         Net decrease in cash and cash equivalents                                  $            (133,890)              (16,615)
Cash and cash equivalents at beginning of year                                                    231,806               122,874
                                                                                     --------------------------------------------
Cash and cash equivalents at end of period                                          $              97,916               106,259
                                                                                     ============================================
   Cash paid for interest                                                           $                  70                   743
                                                                                     ============================================
   Cash paid for income taxes (net of refunds)                                      $              21,359                (9,821)
                                                                                     ============================================



See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation
     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R) or the Company); its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TSYS Canada), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Japan Co., Ltd. (TSYS Japan), Enhancement Services Corporation (ESC), TSYS Technology Center, Inc.
(TTC), TSYS Prepaid, Inc. (TPI) and Vital Processing Services, L.L.C. (Vital) and its wholly owned and majority owned subsidiaries; and TSYS' majority owned foreign subsidiary, GP Network Corporation (GP Net).

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

     The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company's 2004 annual report previously filed on Form 10-K. Results of interim periods are not necessarily indicative of results to be expected for the year.

     Certain reclassifications have been made to the 2004 financial statements to conform to the presentation adopted in 2005.

Note 2 - Supplementary Balance Sheet Information
        Cash and cash equivalent balances are summarized as follows:
        (in thousands)                                                 March 31, 2005            December 31, 2004
        --------------------------------------------------------------------------------   ---------------------------
        Cash and cash equivalents in domestic accounts       $               55,668                       177,117
        Cash and cash equivalents in foreign accounts                        42,248                        54,689
                                                              --------------------------   ---------------------------
            Total                                            $               97,916                       231,806
                                                              ==========================   ===========================

     The Company maintains accounts denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars and Japanese Yen.

        Significant components of prepaid expenses and other current assets are summarized as follows:
        (in thousands)                                                March 31, 2005             December 31, 2004
        --------------------------------------------------------------------------------  ---------------------------
        Prepaid expenses                                   $                 12,630                        11,767
        Supplies Inventory                                                   12,534                         7,646
        Other                                                                17,889                        16,326
                                                              --------------------------   --------------------------
            Total                                          $                 43,053                        35,739
                                                              ==========================   ==========================


        Significant  components of contract  acquisition  costs,  net of  accumulated  amortization,  are summarized as follows:
        (in thousands)                                                March 31, 2005             December 31, 2004
        --------------------------------------------------------------------------------   --------------------------
        Payments for processing rights, net                $                121,445                        91,787
        Conversion costs, net                                                42,915                        40,641
                                                              --------------------------   --------------------------
            Total                                          $                164,360                       132,428
                                                              ==========================   ==========================


     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.5 million and $3.4 million for the three months ended March 31, 2005 and 2004, respectively.

     Amortization related to conversion costs, which is recorded in other operating expenses, was $3.4 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively.

        Significant components of other current liabilities are summarized as follows:
        (in thousands)                                                March 31, 2005             December 31, 2004
        --------------------------------------------------------------------------------   --------------------------
        Accrued expenses                                   $                 53,205                        43,229
        Client liabilities                                                   29,031                        24,660
        Deferred revenues                                                    24,448                        27,720
        Transaction processing provisions                                     8,581                         9,284
        Dividends payable                                                     7,883                         7,874
        Client postage deposits                                               6,396                         6,184
        Income taxes payable                                                 14,122                        21,279
        Other                                                                13,266                        13,932
                                                              --------------------------   ---------------------------
            Total                                           $               156,932                       154,162
                                                              ==========================   ===========================

Note 3 - Comprehensive Income
     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.


        Comprehensive income for the three months ended March 31 is as follows:
        (in thousands)                                                       2005                          2004
         -------------------------------------------------------------------------------   ---------------------------
         Net income                                        $                 46,123        $               32,561
         Other comprehensive income (loss):
             Foreign currency translation adjustments,
                  net of tax                                                 (2,423)                        1,930
                                                              --------------------------   --------------------------
         Comprehensive income                              $                 43,700       $                34,491
                                                              ==========================   ==========================

         The income tax effects allocated to and the cumulative  balance of accumulated other  comprehensive  income are as follows:

                                     Balance at December 31,       Pretax                                Balance at
(in thousands)                                 2004                amount         Tax effect           March 31, 2005
---------------------------------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments                               $15,373              (3,739)           1,316                  $12,950
                                    =================================================================================

Note 4 - Segment Reporting and Major Customers
     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS No.
131). The Company's segment information reflects the information that the chief operating decision maker (CODM) uses to make resource allocation and strategic decisions. The CODM at TSYS consists of the chairman of the board, the chief executive officer, the president and the three senior executive vice presidents.

     On March 1, 2005, TSYS acquired the remaining 50% equity stake that Visa U.S.A. held in Vital. As a result of the acquisition, the Company revised its segment information to reflect the information that the CODM uses to make resource allocations and strategic decisions. The revision included adding a new segment, merchant processing services, to include the information regarding Vital.

     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and Puerto Rico. The Company has three reportable segments: domestic-based support services, international-based support services and merchant processing services. Domestic-based support services include electronic payment processing services and other services provided from the United States. Domestic-based support services segment includes the financial results of TSYS, excluding its foreign branch offices, and including the following subsidiaries: CDEC, CPI, TSYS Canada, TDM, ProCard, ESC, TTC and TPI.

     International-based support services include electronic payment processing and other services provided outside the United States. International-based support services include the financial results of GP Net, TSYS Japan and TSYS'branch offices in Europe and Japan. TSYS' share of the equity earnings of its TotalSystem Services de Mexico, S.A. de C.V. joint venture is included in international-based support services. Merchant processing services include the financial results of Vital. For periods prior to the acquisition, TSYS has reclassified TSYS' share of its equity earnings of Vital from domestic- based support services to merchant processing services.

                                                         Domestic-        International-         Merchant
                                                      based support        based support        processing
Operating Segments (in thousands)                       services             services            services       Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                $     1,200,179             182,333            198,082    $     1,580,594

Intersegment eliminations                                 (303,565)                  -                  -           (303,565)
                                                    ---------------     ---------------    ---------------    ---------------
Total assets                                       $       896,614             182,333            198,082    $     1,277,029
                                                    ===============     ===============    ===============    ===============

------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------

Identifiable assets                                $     1,265,567             169,877                  -    $     1,435,444
Intersegment eliminations                                 (153,501)                  -                  -           (153,501)
                                                    ---------------     ---------------    ---------------    ---------------
Total assets                                       $     1,112,066             169,877                  -    $     1,281,943
                                                    ===============     ===============    ===============    ===============

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables                       $       229,521              30,848             21,289    $       281,658
Intersegment revenue                                        (1,282)                  -                  -             (1,282)
                                                    ---------------     ---------------    ---------------    ---------------
  Revenues before reimbursables
         from external customers                   $       228,239              30,848             21,289    $       280,376
                                                    ===============     ===============    ===============    ===============
Segment total revenue                              $       290,527              36,614             24,826    $       351,967
Intersegment revenue                                        (1,983)                  -                  -             (1,983)
                                                    ---------------     ---------------    ---------------    ---------------
Revenue from external customers                    $       288,544              36,614             24,826    $       349,984
                                                    ===============     ===============    ===============    ===============
Depreciation and amortization                      $        27,459               3,768              1,512    $        32,739
                                                    ===============     ===============    ===============    ===============
Segment operating income                           $        60,413               2,841              3,052    $        66,306
                                                    ===============     ===============    ===============    ===============
Income taxes                                       $        20,726               1,639              2,315    $        24,680
                                                    ===============     ===============    ===============    ===============
Equity in income of joint ventures                 $             -                 509              3,241    $         3,750
                                                    ===============     ===============    ===============    ===============
Net income                                         $        40,328               1,756              4,039    $        46,123
                                                    ===============     ===============    ===============    ===============
------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables                       $       201,618              22,986                  -    $       224,604
Intersegment revenue                                             -                   -                  -                  -
                                                    ---------------     ---------------    ---------------    ---------------
  Revenues before reimbursables
         from external customers                   $       201,618              22,986                  -    $       224,604
                                                    ===============     ===============    ===============    ===============
Segment total revenue                              $       260,620              24,618                  -    $       285,238
Intersegment revenue                                            (2)                  -                  -                 (2)
                                                    ---------------     ---------------    ---------------    ---------------
Revenue from external customers                    $       260,618              24,618                  -    $       285,236
                                                   ================     ===============    ===============    ===============
Depreciation and amortization                      $        23,284               2,831                  -    $        26,115
                                                    ===============     ===============    ===============    ===============
Segment operating income                           $        39,573               4,569                  -    $        44,142
                                                    ===============     ===============    ===============    ===============


Notes to Unaudited Consolidated Financial Statements (continued)
                                                        Domestic-         International-         Merchant
                                                      based support        based support        processing
Operating Segments (in thousands)                       services             services            services       Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At March 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Income taxes                                      $         13,382               1,593              1,780    $        16,755
                                                 ==================     ===============    ===============    ===============
Equity in income of joint ventures                $              -                 375              5,201    $         5,576
                                                 ==================     ===============    ===============    ===============
Net income                                        $         26,024               3,117              3,420    $        32,561
                                                 ==================     ===============    ===============    ===============

     Revenues for  domestic-based  support services include  electronic  payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues from international-based support services include electronic payment processing and other services provided outside the United States to clients domiciled mainly outside the United States.

     The following geographic area data represent revenues for the three months ended March 31, 2005 and 2004, respectively, based on the domicile of customers.

                                                  Three months ended March 31,
                                       ---------------------------------------------------
         (in millions)                            2005                       2004
         ----------------------------- -----------------------     -----------------------
         United States                   $             290.0                     237.0
         Europe                                         33.0                      21.3
         Canada*                                        21.0                      19.7
         Japan                                           3.7                       3.5
         Mexico                                          1.7                       3.0
         Other                                           0.6                       0.7
                                            ------------------- --------------------------
            Totals                      $              350.0                     285.2
                                            =================== ==========================

* These revenues in 2004 include those generated from the Caribbean accounts owned by a Canadian institution.

     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended March 31, 2005 and 2004, respectively, based on the domicile of customers.

                                             Three months ended March 31,
         ---------------------------------------------------------------------------------
                           Domestic-based     International-based    Merchant processing
                          support services     support services           services
         ---------------------------------------------------------------------------------
         (in millions):     2005      2004       2005      2004        2005       2004
         ---------------------------------------------------------------------------------
         United States    $265.3    237.1          -          -        24.7          -
         Europe              0.1      0.1       32.9       21.1           -          -
         Canada*            21.0     19.7          -          -           -          -
         Japan                 -        -        3.7        3.5           -          -
         Mexico              1.7      3.0          -          -           -          -
          Other              0.5      0.7          -          -         0.1          -
         --------------------------------------------------------------------------------
                          $288.6    260.6       36.6       24.6        24.8          -
         ================================================================================


     The Company maintains property and equipment in the United States, Europe, Japan and Canada. The following geographic area data represent net property and equipment balances by region:

                                                        At March 31,                At December 31,
        (in millions)                                       2005                         2004
        ---------------------------------------------------------------  ----------------------------
        United States                       $               213.1                         200.6
        Europe                                               59.6                          60.8
        Japan                                                 1.9                           2.1
        Canada                                                0.1                           0.1
        ---------------------------------------------------------------  ----------------------------
             Totals                         $               274.7                         263.6
                                             ==========================  ============================

Major  Customers
     For the three months ended March 31, 2005, the Company had one major customer which accounted for approximately 20.6%, or $72.2 million, of total revenues. For the three months ended March 31, 2004, TSYS had one major customer that accounted for 18.3%, or $52.2 million, of total revenues. Revenues from this major customer for the periods reported are attributable to the domestic-based support services segment and merchant processing services.

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

     The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004, respectively, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.


        (in thousands, except per share data)                     March 31, 2005                 March 31, 2004
        -------------------------------------------------------------------------------   ------------------------------
        Net income, as reported                            $                 46,123      $                      32,561
        Add: Stock-based employee compensation
          expense, net of tax                                                   180                                 -
        Deduct: Stock-based employee compensation
          expense determined under the fair value
          based method for all awards, net of
          related income tax effects
                                                                             (1,576)                           (1,330)
                                                               --------------------------   ------------------------------
        Net income, as adjusted                            $                 44,727      $                     31,231
                                                               ==========================   ==============================
        Earnings per share:
          Basic - as reported                              $                   0.23      $                       0.17
                                                               ==========================   ==============================
          Basic - as adjusted                              $                   0.23      $                       0.16
                                                               ==========================   ==============================
          Diluted - as reported                            $                   0.23      $                       0.17
                                                               ==========================   ==============================
          Diluted - as adjusted                            $                   0.23      $                       0.16
                                                               ==========================   ==============================

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised) (SFAS No. 123R) "Share-Based Payment." SFAS No. 123R will require the Company to recognize compensation expense for the unvested portion for outstanding stock-based compensation granted in the form of stock options based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures.

     On April 14, 2005, the Securities and Exchange Commission (SEC) approved a rule that delays the effective date of SFAS No. 123R for public companies that do not file as small business issuers until the first annual or interim reporting period of the first fiscal year that begins on or after June 15, 2005. The Company plans to adopt SFAS No. 123R on January 1, 2006.

Note 6 -  Long-Term  Debt
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At March 31, 2005, TSYS had an outstanding balance on the line of credit in the amount of $984,000.

Note 7 - Supplementary Cash Flow Information
     Cash used for contract acquisition costs for the three months ended March 31, 2005 and 2004, respectively, are summarized as follows:

        (in thousands)                                               March 31, 2005                 March 31, 2004
        ------------------------------------------------------------------------------   ----------------------------
        Conversion costs                                  $                  5,442      $                    1,857
        Payments for processing rights                                           -                               -
        ------------------------------------------------------------------------------   ----------------------------
        Total                                             $                  5,422      $                    1,857
                                                            ==========================   ============================

                                     - 14 -

Note 8 - Legal Proceedings
     The Company is subject to lawsuits, claims and other complaints arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advise of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for expected future litigation exposures that TSYS determines to be both probable and reasonably estimable.

     The Company has received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice is investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. SS3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation relates to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. The Company has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena. The Company continues to cooperate with the Department of Justice in the investigation, and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damages or other claims against the Company. The Company established a reserve during the quarter ended March 31, 2005 relating to this investigation. However, there can be no assurance that the Company will not suffer a loss in connection with this investigation in an amount exceeding such reserve or that the Company will not be required to reserve additional amounts in future periods.

Note 9 - Business  Combinations
     Vital Processing Services, L.L.C, a limited liability company, was established in May 1996 as a 50/50 merchant processing joint venture between TSYS and Visa U.S.A. ("Visa"). Vital is a leader in providing integrated end-to-end electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Vital processes all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments.

     On March 1, 2005, TSYS acquired the remaining 50% of Vital from Visa for $95.8 million in cash, including $782,000 of direct acquisition costs. Vital is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of Vital, TSYS changed from the equity method of accounting for the investment in Vital and began consolidating Vital's balance sheet and results of operations in the statements of income effective March 1, 2005. In accordance with authoritative accounting guidelines, TSYS recorded the acquisition of the incremental 50% interest as a business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $38.0 million to goodwill, approximately

$30.5 million to other identifiable intangible assets and the remaining amount to the assets and liabilities acquired. Of the $30.5 million other identifiable intangible assets, the Company has allocated $18.5 million to computer software and the remaining amount to other intangible assets. The Company believes the acquisition of Vital allows TSYS to be a complete provider of value-based services at both ends of the payment chain and strengthens the relationship TSYS enjoys with some of world's largest card issuers by placing them closer to the point of sale. Revenues associated with Vital are included in merchant services and are classified in merchant processing services for segment reporting purposes.

     The Company is in the process of completing its purchase price allocation related to the acquisition. Since TSYS acquired less than 100% of the outstanding shares of the acquired enterprise, the valuation of assets acquired and liabilities assumed in the acquisition was based on a pro rata allocation of the fair values of the assets acquired and liabilities assumed and the historical financial statement carrying amounts of the assets and liabilities of the acquired enterprise. As a result, TSYS recorded the fair value of the 50% interest of Vital's assets acquired and liabilities assumed as of March 1, 2005. The Company recorded 50% of Vital's historical carrying values of assets and liabilities representing the interest TSYS originally owned. The preliminary purchase price allocation is presented below:


        (in thousands)
        -----------------------------------------------------
        Cash and cash equivalents                    $19,399
        Intangible assets                             30,500
        Goodwill                                      38,002
        Other assets                                  39,087
                                              ---------------
          Total assets acquired                      126,988
                                              ---------------
        Other liabilities                             31,157
                                              ---------------
          Total liabilities assumed                   31,157
                                              ---------------
        Minority interest                                 49
                                              ---------------
          Net assets acquired                        $95,782
                                              ===============

     On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid, Inc. (TSYS Prepaid). The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $40.9 million to goodwill, approximately $10.9 million to other intangibles and the remaining amount to the assets and liabilities acquired. Of the $10.9 million intangibles, the Company has allocated $8.5 million to computer software and the remaining amount to other intangible assets. TSYS Prepaid is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. The Company believes the acquisition of TSYS Prepaid enhances TSYS' processing services by adding enhanced functionality and distinct value differentiation for TSYS and its clients. TSYS Prepaid operates as a separate, wholly owned subsidiary of TSYS. Revenues associated with TSYS Prepaid are included in electronic payment processing services and are classified in domestic-based support services for segment reporting purposes.

     The Company is in the process of completing its purchase price allocation related to the acquisition. The preliminary purchase price allocation is presented below:

        (in thousands)
        -----------------------------------------------------
        Cash and cash equivalents                    $ 2,422
        Restricted cash                               16,672
        Intangible assets                             10,900
        Goodwill                                      40,931
        Other assets                                   4,817
                                              ---------------
            Total assets acquired                     75,742
                                              ---------------
            Other liabilities                         22,227
                                              ---------------
            Total liabilities assumed                 22,227
                                              ---------------
            Net assets acquired                      $53,515
                                              ===============

Pro forma
     Presented below are the pro forma consolidated results of operations for the three months ended March 31, 2005 and 2004, respectively, as though the acquisitions of Vital and TSYS Prepaid, Inc. had occurred on January 1, 2004. This pro forma information is based on the historical financial statements of Vital and TSYS Prepaid. Pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of TSYS, Vital and TSYS Prepaid, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

        (in thousands, except per share data)                          Three months ended March 31,
        -----------------------------------------------------------------------------------------------
                                                                            2005                 2004
        -----------------------------------------------------------------------------------------------
        Revenues                                               $          393,573              357,019
        Net income                                                         48,127               34,556
        Basic earnings per share                                             0.24                 0.18
        Diluted earnings per share                                           0.24                 0.18

                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial  Overview
     Total System Services, Inc.'s (TSYS' or the Company's) revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided primarily through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, Puerto Rico and Europe. The Company currently offers merchant services to financial institutions and other organizations through its majority owned subsidiary, GP Network Corporation (GP
Net),  and its  wholly  owned  subsidiary,  Vital  Processing  Services,  L.L.C.
(Vital).

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

     The Company provides services to its clients including processing consumer, retail, commercial, government services, stored value and debit cards. Consumer cards include Visa and MasterCard credit cards as well as American Express cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Government services accounts on file consist mainly of student loan processing accounts. Stored value accounts include prepaid cards, including loyalty incentive cards and flexible spending cards, and stored value cards. Debit cards consist mainly of on-line (PIN-based) and off-line (signature-based) accounts. The tables on page 23 summarize TSYS' accounts on file (AOF) information as of March 31, 2005 and 2004.

     A summary of the financial highlights occurring during 2005, as compared to 2004, is provided below:

        (in millions, except earnings per share data)                            Three months ended March 31,
        --------------------------------------------------------------------------------------------------------
                                                                                                        Percent
                                                                                2005         2004        Change
        ----------------------------------------------------------------- ------------ ------------ ------------

        Revenues Before Reimbursables                                          $280.4        224.6         24.8
        Total Revenues                                                          350.0        285.2         22.7
        Operating Income                                                         66.3         44.1         50.2
        Net Income                                                               46.1         32.6         41.7
        Basic EPS                                                                0.23         0.17         41.5
        Diluted EPS                                                              0.23         0.17         41.7

        Accounts on File                                                        370.6        280.4         32.2

          Significant highlights for 2005 include:

               o The Company acquired the remaining 50% interest from Visa U.S.A. (Visa) of Vital Processing Services, L.L.C. (Vital) for $95.8 million.

               o    TSYS  signed a  seven-year  contract  with  ABN  AMRO  Bank,
                    Barneveld, Netherlands, which represents the first processing agreement with a card issuer based in continental Europe. Additionally, TSYS will provide customer care services on behalf of ABN AMRO by managing a customer contact center in The Netherlands. The center will support full end-to-end customer service, including general customer service queries, application processing, chargebacks and dispute handling, fraud and collections.

               o TSYS and Bank of America agreed to add five years to the current agreement to provide exclusive processing services through 2014. The expanded relationship covers all consumer and commercial credit Visa and MasterCard accounts issued by Bank of America, as well as the recently acquired portfolio of FleetBoston Financial Corp. (FleetBoston), which was converted to TSYS in mid-March.

               o    MBNA, based in Wilmington,  Delaware,  extended its existing
                    seven-year   relationship  with  TSYS  for   commercial-card
                    processing services by an additional three years.

               o TSYS successfully implemented two retail gift card programs in Europe - one for HMV, the largest retailer of music, DVD and games in the UK and another for Hunkemoller, a leading specialist retailer in The Netherlands, with outlets in Germany, Denmark, France, Luxembourg and Belgium.

               o TSYS Prepaid, Inc. (TSYS Prepaid) announced it was sponsoring the creation of an industry-wide prepaid card trade association. The trade association will help advance the rapidly evolving prepaid market, focusing primarily on branded cards using open networks such as Visa and MasterCard, as well as EFT and ATM networks.

               o TSYS announced that Answers, etc. will use TSYS Prepaid's platform to power the Zoomcard Prepaid MasterCard. The Zoomcard, issued by KeyBank, is accepted at more than 900,000 ATMs and more than 24 million merchant locations worldwide.

Industry Developments
     Consolidation among financial institutions, particularly in the area of credit card operations continued to be a major industry risk. In 2003, Sears' credit card business was sold to Citigroup, Inc. (Citigroup). The impact of the transaction between Sears and Citigroup on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

Financial Review
     This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings.

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

     For a detailed discussion regarding the Company's critical accounting policies and estimates, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the Company's critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2005.

Related  Party   Transactions
     The Company provides electronic payment processing and other services to its parent company, Synovus Financial Corp. (Synovus) and its affiliates, and to the Company's joint venture, Total System Services de Mexico, S.A. de. C.V. (TSYS de Mexico). The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company's margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS' consolidated financial statements.

Line of Credit
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes covenants requiring the Company to maintain certain minimum financial ratios. At March 31, 2005, TSYS had an outstanding balance on the line of credit in the amount of $984,000.

Off-Balance Sheet Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.

Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31, 2005 and 2004:

                                                                    Percentage of            Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2005             2004            2005 vs. 2004
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    58.5  %         62.2  %            15.4  %
       Merchant services                                          7.7             2.2              325.9
       Other services                                            13.9            14.3               18.8
                                                           -------------      ----------
          Revenues before reimbursable items                     80.1            78.7               24.8
       Reimbursable items                                        19.9            21.3               14.8
                                                           -------------      ----------
     Total revenues                                             100.0           100.0               22.7
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      27.9            30.8               11.0
       Net occupancy and equipment expense                       18.7            20.3               12.7
       Other operating expenses                                  14.6            12.1               48.1
                                                           -------------      ----------
           Expenses before reimbursable items                    61.2            63.2               18.6
       Reimbursable items                                        19.9            21.3               14.8
                                                           -------------      ----------
           Total expenses                                        81.1            84.5               17.7
                                                           -------------      ----------
           Operating income                                      18.9            15.5               50.2
     Nonoperating income                                          0.3            (0.1)             363.9
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             19.2            15.4               53.1
     Income taxes                                                 7.1             6.0               47.3


                                                                   Percentage of              Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2005             2004            2005 vs. 2004
                                                           -------------      ----------   ------------------------
     Minority interests in consolidated subsidiaries' net
        income                                                   (0.0)           (0.0)             (25.2)
     Equity in income of joint ventures                           1.1             2.0              (32.7)
                                                           -------------      ----------

          Net income                                             13.2  %         11.4  %            41.7  %
                                                           =============      ==========

Revenues
     Total revenues increased $64.7 million, or 22.7%, during the three months ended March 31, 2005, compared to the same period in 2004. The increase in revenues for the three months ended March 31, 2005 includes an increase of $1.1 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $55.8 million, or 24.8%, during the three months ended March 31, 2005, compared to the same period in 2004.

International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. Total revenues from clients domiciled outside the United States for the three months ended March 31, 2005 and 2004, respectively, are summarized below:

                                            Three months ended March 31,
                               -------------------------------------------------
         (in millions)                 2005              2004         % Change
                               ---------------- ----------------- --------------
         Europe              $         33.0              21.3           55.3%
         Canada                        21.0              19.7            6.8
         Japan                          3.7               3.5            7.9
         Mexico                         1.7               3.0          (43.1)
         Other                          0.6               0.7          (19.5)
                               ---------------- -----------------
             Totals          $         60.0              48.2           24.8%
                               ================ =================

     Total revenues from clients based in Europe were $33.0 million for the three months ended March 31, 2005, a 55.3% increase compared to the $21.3 million for the same period last year. The growth in revenues in 2005 from clients based in Europe was a result of the growth of existing clients, the conversion of new accounts, the effect of currency translation and the increased use of value added products and services by clients in Europe.

     Total revenues from clients based in Mexico were $1.7 million for the three months ended March 31, 2005, a 43.1% decrease compared to the $3.0 million for the same period last year. During 2003, a Mexican client notified the Company of its intentions to utilize its internal global platform and to deconvert in mid-2004. As a result, revenues for 2005 from Mexico have decreased significantly when compared to revenues from Mexico for 2004.

Value Added Products and Services
     The Company's revenues are impacted by the use of optional value added products and services of TSYS' processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease over time as clients subscribe to or cancel these services. Value added products and services are included mainly in electronic payment processing services revenue.

     For the three months ended March 31, 2005 and 2004, value added products and services represented 13.1% and 13.7%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 17.7%, or $6.9 million, for the three months ended March 31, 2005 compared to the same period last year.

Major Customers
     A significant amount of the Company's revenues are derived from long-term contracts with large clients, including certain major customers. For the three months ended March 31, 2005, the Company had one major customer which accounted for approximately 20.6%, or $72.2 million, of total revenues. For the three months ended March 31, 2004, TSYS had one major customer that accounted for 18.3%, or $52.2 million, of total revenues.

     As previously mentioned, on January 25, 2005, the Company announced that it had extended its agreement with its major customer for an additional five years through 2014.

Electronic Payment Processing Services
     Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $27.4 million, or 15.4%, for the three months ended March 31, 2005, compared to the same period in 2004.


                                              Accounts on File (AOF) Data (in millions):
AOF
                                                2005             2004            % Change
                                            ------------     ------------    ---------------
     At March 31,                                  370.6            280.4              32.2%
     YTD Average                                   362.9            278.2              30.5%

AOF by Portfolio Type
                                                         2005                         2004
                                            ----------------------------    --------------------------
     At March 31,                               AOF             %                AOF           %               % Change
     -----------------------------------    ------------- --------------    ------------ -------------     ----------------
     Consumer                                      213.4           57.6           147.0          52.4               45.2
     Retail                                         94.1           25.4            86.8          31.0                8.5
     Commercial                                     26.8            7.2            22.2           7.9               21.0
     Government services                            16.7            4.5            14.2           5.1               17.5
     Stored value                                   12.6            3.4             4.0           1.4              219.2
     Debit                                           7.0            1.9             6.2           2.2               11.0
     -----------------------------------    ------------- --------------    ------------ -------------
         Total                                     370.6          100.0           280.4         100.0               32.2
                                            ============= ==============    ============ =============

AOF by Geographic Area
                                                        2005                          2004
                                            ----------------------------   ---------------------------
      At March 31,                                AOF            %               AOF             %           % Change
      ----------------------------------    ------------- --------------   ------------- -------------    ------------------
      Domestic                                     319.7           86.3           235.4          84.0              35.8
      International                                 50.9           13.7            45.0          16.0              13.2
      ----------------------------------    ------------- --------------   ------------- -------------
      Total                                        370.6          100.0           280.4         100.0              32.2
                                            ============= ==============   ============= =============

     Note: The accounts on file distinction between domestic and international is based on the geographic domicile of processing clients.

Activity in AOF

                                                          March 2004 to March        March 2003 to March
                                                                 2005                       2004
                                                         ----------------------     ----------------------
     Beginning balance                                                  280.4                      254.2
       Internal growth of existing clients                               34.0                       28.9
       New clients                                                       62.5                       13.2
       Purges/Sales                                                      (5.1)                     (12.1)
       Deconversions                                                     (1.2)                      (3.8)
                                                        ----------------------     ----------------------
     Ending balance                                                     370.6                      280.4
                                                         ======================     ======================

     On March 3, 2003, the Company announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS is to provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS is to license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. This agreement has been superseded by the agreement with JP Morgan Chase & Co. (Chase) as described below. The

Company  used  the  percentage-of-completion   accounting  method  for  its
agreement with Bank One and recognized revenues in proportion to costs incurred. TSYS' revenues from Bank One were less than 10% of total revenues for the three months ended March 31, 2005.

     On July 1, 2004, Bank One and Chase merged under the name Chase. On October 13, 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. The agreement extends a relationship that started with TSYS and the former Bank One Corp. in March 2003. Pursuant to the revised agreement, the first phase of the project was executed successfully and Bank One's remaining accounts were converted to a modified version of TS2 processing platform during the fourth quarter of 2004, according to the project's original schedule. Chase is expected to convert its consumer and commercial accounts to the modified version of TS2 in the second half of 2005, after which TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term.

     As a result of the new agreement with Chase, TSYS discontinued its use of the percentage-of- completion accounting method for the original agreement with Bank One. The revised agreement is being accounted for in accordance with Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force No. 00-21 (EITF No. 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables," and other applicable guidance.

     TSYS expects that the 2005 earnings per share (EPS) impact of the Chase agreement will be $0.05-$0.06 per share and the 2006 EPS impact will be $0.06-$0.07 per share. Beyond 2006, the annual EPS impact of the agreement will depend upon Chase Card Services' decision to continue the processing agreement or to exercise its option to license the software.

     On March 31, 2004, Bank of America acquired FleetBoston. In connection with the extended agreement with Bank of America, TSYS converted the FleetBoston card portfolio to TSYS' processing system in March 2005.

     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. Sears and Citigroup are both clients of TSYS. TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 82.0 million Sears accounts. For the three months ended March 31, 2005, TSYS' revenues from the agreement with Sears represented less than 10% of TSYS' consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004, which Citigroup is in the process of conducting. Potential results of such market test, in which TSYS is a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee. The impact of the transaction between Sears and Citigroup on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

     On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid. Refer to Note 9 in the notes to unaudited consolidated financial statements for more information on the acquisition of TSYS Prepaid. For the three months ended March 31, 2005, TSYS' electronic payment processing services revenues include $6.5 million of TSYS Prepaid's revenues.

Merchant Services
     Merchant services revenues are derived from electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Revenues from merchant services include processing all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments. Merchant services' products and services include: authorization and capture of electronic transactions; clearing and settlement of electronic transactions; information reporting services related to electronic transactions; merchant billing services; and point of sale terminal sales and service.

     Revenues from merchant services consist of revenues generated by TSYS' wholly owned subsidiary Vital and majority owned subsidiary GP Net. Merchant services revenue for the quarter was $27.1 million compared to $6.4 million for the same period last year. The increase is completely attributable to the consolidation of Vital's results effective March 1, 2005. Prior to the acquisition of Vital, TSYS' revenues included fees TSYS charged to Vital for back-end processing support.

     On March 1, 2005, TSYS acquired the remaining 50% of Vital from Visa for $95.8 million in cash, including $782,000 of direct acquisition costs. Vital is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of Vital, TSYS changed from the equity method of accounting for the investment in Vital and began consolidating Vital's balance sheet and results of operations. Refer to Note 9 in the notes to unaudited consolidated financial statements for more information on the acquisition of Vital.


Other Services
     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS' business process management services. Revenues from other services increased $7.7 million, or 18.8%, for the three months ended March 31, 2005, compared to the same period in 2004. Other services revenue increased primarily due to increases associated with TSYS' business process management services. Revenues from TSYS' business process management increased $6.0 million for the three months ended March 31, 2005 as compared to the same period in 2004.

Reimbursable Items
     As a result of the FASB's Emerging Issues Task Force No. 01-14 (EITF No. 01-14), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $9.0 million, or 14.8%, for the three months ended March 31, 2005, as compared to the same period last year. Of the $9.0 million increase, $3.9 million is attributable to Vital and TSYS Prepaid. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage.

Operating Expenses
     Total expenses increased 17.7% for the three months ended March 31, 2005, compared to the same period in2004. The increase in expense includes an increase of $1.0 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, total expenses increased 18.6% for the three months ended March 31, 2005, compared to the same period in 2004. The increase in operating expenses is attributable to changes in each of the expense categories as described below.

Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expenses:

                                                                   Three months ended March 31,
                                                        --------------------------------------------------
         (in thousands)                                       2005               2004           % Change
                                                        ----------------- ---------------- ---------------
         Salaries                                     $          78,080           68,919            13.3
         Employee benefits                                       20,824           16,889            23.3
         Nonemployee wages                                        3,514            4,117           (14.7)
         Other                                                      721              977           (26.1)
         Less capitalized expenses                               (5,622)          (3,040)           84.9
                                                        ----------------- ----------------
             Totals                                   $          97,517           87,862            11.0
                                                        ================= ================

     Salaries and other personnel expenses increased $9.7 million, or 11.0%, for the three months ended March 31, 2005 compared to the same period in 2004. Of the $9.7 million increase, $8.1 million is the result of employee related expenses of Vital and TSYS Prepaid. In addition, the change in employment expenses is associated with the normal salary increases and related benefits, as well as higher levels of employment costs categorized as software development and contract acquisition costs. The growth in employment expenses included an increase in the accrual for performance-based incentive benefits.

     The Company's salaries and personnel expenses is greatly influenced by the number of employees. Below is a summary of the Company's employee data:

         Employee Data:
         (Full-time Equivalents)                     2005             2004            % Change
         -----------------------------------    --------------    -------------    ----------------
         At March 31,                                   6,417            5,530               16.0
         YTD Average                                    5,863            5,612                4.5

     During the first quarter of 2005, TSYS added 738 employees associated with the acquisition of Vital. During the third quarter of 2004, TSYS added 67 employees associated with the TSYS Prepaid acquisition.

     Net Occupancy and Equipment Expense Summarized below are the major components of net occupancy and equipment expenses:

                                                                           Three months ended March 31,
                                                                   --------------------------------------------------
         (in thousands)                                                     2005             2004        % Change
                                                                   ----------------- ---------------- ---------------
         Equipment and software rentals                         $           24,588           22,445             9.6
         Depreciation and amortization                                      23,502           19,441            20.9
         Repairs and maintenance                                             8,146           11,410           (28.6)
         Impairment of developed software                                    3,137                -              na
         Other                                                               6,020            4,753            26.6
                                                                   ----------------- ----------------
             Totals                                             $           65,393           58,049            12.7
                                                                   ================= ================

         na-not applicable

     Net occupancy and equipment expense increased $7.3 million, or 12.7%, for the three months ended March 31, 2005 over the same period in 2004. Of the $7.3 million increase, $1.8 million is the result of occupancy and equipment related expenses of Vital and TSYS Prepaid.

     TSYS' equipment needs are met to a large extent through operating leases. The Company continues to add leased equipment and software expense necessary to add capacity for new conversions scheduled in 2005. During the quarter ended March 31, 2005, TSYS recognized an impairment loss on developed software of $3.1 million. Also, the results for 2005 include expenses associated with the new data centre in Europe, which became operational in August 2004.

     The Company is developing its Integrated Payments (IP) Platform supporting the on-line and off-line debit and stored value markets, which will give clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company has invested a total of $6.3 million since the project began.

     Development relating specifically to the IP on-line debit platform primarily consisted of a third-party software solution. During the first quarter of 2005, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. With the acquisition of Vital and debit alternatives now available, TSYS determined that it would no longer market this third-party software product as its on-line debit solution. TSYS will continue to support this product for existing clients and will enhance and develop a new solution. As a result, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to this asset. The impairment charge is reflected in the domestic-based support services segment.

Other Operating Expenses
     Summarized below are the major components of other operating expenses:

                                                                           Three months ended March 31,
                                                                 -------------------------------------------------
(in thousands)                                                              2005            2004         % Change
                                                                 -------------------------------------------------
Court costs associated with debt collection services            $           7,981           9,807           (18.6)
Supplies and stationery                                                     6,681           6,703            (0.3)
Third-party data processing services                                        4,797           1,230           290.0
Professional advisory services                                              4,508           1,643           174.3
Amortization of conversion costs                                            3,454           2,718            27.1
Bad debt expense and billing adjustments                                    3,178            (704)          551.4
Transaction processing provisions                                           3,109             925           236.1
Terminal deployment costs                                                   2,298               -              nm
Management fees                                                             2,071           2,250            (7.9)
Amortization of acquisition intangibles                                     1,291             466           176.8
Other                                                                      13,843           9,548            45.0
Less capitalized expenses                                                  (2,051)            (35)             nm
                                                                    ---------------------------------
    Totals                                                         $       51,160          34,551            48.1
                                                                    =================================

nm = not meaningful

     Other operating expenses for the three months ended March 31, 2005 increased $16.6 million, or 48.1%, as compared to the same period in 2004. Of the $16.6 million increase, $14.1 million is the result of other operating related expenses of Vital and TSYS Prepaid.

     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with its debt collection business. Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section in the 2004 Form 10-K, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. For the three months ended March 31, 2005, the Company's transaction processing expenses increased $2.2 million compared to the same period in 2004.

Operating Income
     Operating income increased 50.2% for the three months ended March 31, 2005, over the same period in 2004. The Company's operating profit margin for the three months ended March 31, 2005 was 18.9%, compared to 15.5% for the same period last year. The margins for 2005 increased when compared to the same period in 2004 mainly as a result of increased revenues and a continued focus on expense control.

     Management believes that reimbursable items distort operating profit margin as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon operating margin excluding reimbursable items. Management believes that operating profit margin excluding reimbursable items is more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients. Excluding reimbursable items, the Company's operating profit margin for the three months ended March 31, 2005 was 23.6%, compared to 19.7% for the three months ended March 31, 2004.

     Below is the reconciliation between reported operating margin and adjusted operating margin excluding reimbursable items for the three months ended March 31, 2005 and 2004, respectively:

                                                                       Three months ended March 31,
         --------------------------------------------------------------------------------------------
                                                                        2005              2004
         --------------------------------------------------------------------------------------------
         Operating income (a)                                  $           66,306            44,142
                                                                  ================= =================
         Total revenues (b)                                    $          349,984           285,236
                                                                  ================= =================
         Operating margin (as reported) (a)/(b)                             18.9%             15.5%
                                                                  ================= =================
         Revenue before reimbursable items (c)                 $          280,376           224,604
                                                                  ================= =================
         Adjusted operating margin (a)/(c)                                  23.6%             19.7%
                                                                  ================= =================

Nonoperating Income (Expense)
     Interest income for the three months ended March 31, 2005 was $1.2 million, an increase of $714,000 compared to $505,000 for the same period in 2004. The increase is related to the fluctuation in the amount of cash available for investment and short-term interest rates.

     Interest expense for the three months ended March 31, 2005 was $70,000, a decrease of $673,000 compared to $743,000 for the same period in 2004. The decrease is the result of the interest expense in 2004 related to the Company's software obligations. On March 31, 2004, TSYS paid the remaining obligations for mainframe software licenses.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $333,000 for the three months ended March 31, 2005 relates to the translation of cash accounts. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2005 was approximately $3.8 million, the majority of which is denominated in BPS.

Income Taxes
     TSYS' effective income tax rate for the three months ended March 31, 2005 was 35.1%, compared to 34.2% for the same period in 2004. The increase in the effective tax rate for the three months ended March 31, 2005 is as a result of increased foreign earnings. The calculation of the effective tax rate is income taxes divided by TSYS' pretax income adjusted for minority interests in consolidated subsidiaries' net income and equity earnings of the Vital joint venture. The Company expects its effective income tax rate for 2005 to be approximately 35%-36%.

Equity in Income of Joint Ventures
     TSYS' share of income from its equity in joint ventures was $3.8 million for the three months ended March 31, 2005 compared to $5.6 million for the same period in 2004. The decrease for the quarter is primarily attributable to the purchase of the remaining 50% of Vital on March 1, 2005 and the inclusion of Vital's operating results in TSYS' statement of income. Refer to Note 9 in the notes to unaudited consolidated financial statement for more information on the acquisition of Vital.

Vital Processing Services, L.L.C.
     During the three months ended March 31, 2005, the Company's equity in income of joint ventures related to Vital was $3.2 million, a 37.7% decrease, or $2.0 million, compared to $5.2 million for the same period last year. As a result of the acquisition of control of Vital, TSYS changed from the equity method of accounting for the investment in Vital and began consolidating Vital's balance sheet and results of operations in the statements of income beginning March 1, 2005.

TSYS de Mexico
     The Company has a joint venture with a number of Mexican banks and records its 49% ownership in the jointventure using the equity method of accounting. The operation, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), prints statements and provides card-issuing support services to the joint venture clients.

     During the three months ended March 31, 2005, the Company's equity in income of joint ventures related to TSYS de Mexico was $509,000, a 35.7% increase, or $134,000 compared to $375,000 for the same period last year.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $34,000 and $63,000 for the three months ended March 31, 2005 and 2004, respectively. This processing support fee decreased as a result of the deconversion of a TSYS client in Mexico.

Net Income
     Net income for the three months ended March 31, 2005 increased 41.7% to $46.1 million, or basic and diluted earnings per share of $0.23, compared to $32.6 million, or basic and diluted earnings per share of $0.17, for the same period in 2004.

Net Profit Margin
     The Company's net profit margin for the three months ended March 31, 2005 was 13.2%, compared to 11.4% for the same period last year.

     Management believes that reimbursable items distort net profit margin as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon net profit margin excluding reimbursable items. Management believes that net profit margin excluding reimbursable items is more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients.

     Excluding reimbursable items, the Company's net profit margin for the three months ended March 31, 2005 was 16.5%, compared to 14.5% for the three months ended March 31, 2004.

     Below is the reconciliation between reported net profit margin and adjusted net profit margin excluding reimbursable items for the three months ended March 31, 2005 and 2004, respectively:

                                                                     Three months ended
                                                                          March 31,
      -------------------------------------------------------------------------------------------
                                                                   2005               2004
      -------------------------------------------------------------------------------------------
      Net income (a)                                      $            46,123            32,561
                                                             ================== =================
      Total revenues (b)                                  $           349,984           285,236
                                                             ================== =================
      Net profit margin (as reported) (a)/(b)                            13.2%            11.4%
                                                             ================== =================
      Revenue before reimbursable items (c)               $           280,376           224,604
                                                             ================== =================
      Adjusted net profit margin (a)/(c)                                16.5%             14.5%
                                                             ================== =================

Projected Outlook for 2005
     On April 19, 2005, TSYS announced it was raising its projected outlook for 2005. TSYS now expects its 2005 net income growth to be in the range of 22%-25%, based on the following assumptions: revenue before reimbursable items increasing 30%-33% in 2005; Vital adding $225-$235 million in annual revenue; accounts on file at the end of 2005 increasing to approximately 430-435 million; and no significant client losses or additions through 2005, other than those previously announced.

     On April 14, 2005, the Securities and Exchange Commission (SEC) approved a rule that delays the effective date of SFAS No. 123R for public companies that do not file as small business issuers until the first annual or interim reporting period of the first fiscal year that begins on or after June 15, 2005. The Company plans on adopting SFAS No. 123R on January 1, 2006. The Company expects that the impact of adopting SFAS No. 123R for expensing existing stock options will have a negative impact upon its results of operations and statement of position. The Company expects that the impact of expensing existing stock option grants, as well as the impact of any anticipated stock option grants to be approximately $0.02-$0.03 per share in 2006. The Company does not expect the impact of adopting SFAS No. 123R to have a material impact upon its cash flow.

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

Cash Flows From Operating Activities

                                                                                               Three months ended
                                                                                                   March 31,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005              2004
      --------------------------------------------------------------------------------------------------------------------
      Net income                                                                    $           46,123            32,561
      Depreciation and amortization                                                             32,739            26,115
      Other non cash items and charges, net                                                     14,466            (7,613)
      Working capital items                                                                   (137,863)           (7,104)
                                                                                       ----------------- -----------------
      Net cash (used in) provided from operating activities                        $           (44,535)           43,959
                                                                                       ================= =================

     TSYS' main source of funds is derived from operating activities, specifically net income. During the three months ended March 31, 2005, the Company used $44.5 million in cash for operating activities compared to generating $44.0 million for the same period last year. The decrease in 2005 in net cash provided from operating activities was the result of the use of cash for working capital items.

     Working capital items include accounts receivable, prepaid expenses and other assets, accounts payable, accrued salaries and employee benefits and other current liabilities. The change in accounts receivable at March 31, 2005 as compared to December 31, 2004 is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments for long-term software contracts, funding of performance-based incentives and payments of vendor invoices.

Cash Flows From Investing Activities

                                                                                               Three months ended
                                                                                                   March 31,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005                 2004
      --------------------------------------------------------------------------------------------------------------------
      Purchase of property and equipment, net                                       $         (10,702)           (19,535)
      Additions to licensed computer software from vendors                                     (5,869)            (7,370)
      Additions to internally developed computer software                                        (709)            (1,982)
      Cash used in acquisitions, net of cash acquired                                         (56,983)                 -
      Dividends from joint ventures                                                                 -             15,000
      Contract acquisition costs                                                               (5,442)            (1,857)
                                                                                       ----------------- -----------------
      Net cash used in investing activities                                        $          (79,705)           (15,744)
                                                                                       ================= =================

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The major source of funds from investing activities is the dividend payment from its joint ventures. The Company used $79.7 million in cash for investing activities for the three months ended March 31, 2005, compared to $15.7 million for the same period in 2004. The major use of cash for investing activities in 2005 was for the purchase of Vital.

Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended March 31, 2005 and 2004 were $10.7 million and $19.5 million, respectively. The majority of the capital expenditure amounts relate to computer equipment and the completion of the new European data centre.

Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $5.9 million and $7.4 million for the three months ended March 31, 2005 and 2004, respectively. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second or MIPs.

Internally Developed Computer Software Costs
     Additions to internally developed computer software costs, including enhancements to, and development of, TS2 processing systems, were $709,000 and $2.0 million for the three month periods ended March 31, 2005 and 2004, respectively. The decline in the amount capitalized as software development costs in 2005, as compared to 2004, is the result of several projects being completed in prior periods. The Company remains committed to developing and enhancing its processing solutions to expand its service offerings. In addition to developing solutions, the Company has expanded its service offerings through strategic acquisitions, such as TSYS Prepaid.

     The Company continues to develop TSYS ProphIT, a Web-based process management system that provides direct access to account information and other system interfaces to help streamline an organization's business processes. TSYS ProphIT is currently being offered to TSYS' processing clients with general release of the core platform having occurred in the fourth quarter of 2003. Continued development of TSYS ProphIT provides increased and enhanced functionality to the core platform, to include additional customer service functions. The Company has invested a total of $30.4 million since the project began.

     The Company is developing its Integrated Payments Platform supporting the on-line and off-line debit and stored value markets, which will give clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company has invested a total of $6.3 million since the project began. The Company expects to complete the system in phases.

     As previously mentioned on page 28, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. During the first quarter of 2005, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to its on-line debit solution.

Cash Used in Acquisitions
     During the three months ended March 31, 2005, the Company purchased Vital for approximately $95.0 million, and had direct acquisition costs of $782,000.

Dividends Received from Joint Ventures
     During the three months ended March 31, 2004, the Company received a dividend payment of $15.0 million from its Vital joint venture.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $5.4 million for the three months ended March 31, 2005, compared to $1.9 million for the three months ended March 31, 2004. The Company did not have any cash payments for processing rights during the three months ended March 31, 2005 nor for the same period last year. Conversion cost additions were $5.4 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the amount of conversion cost additions for 2005, as compared to 2004, is the result of the discontinued use of the percentage-of-completion accounting method for TSYS' agreement with Bank One.

Cash Flows From Financing Activities

                                                                                             Three months ended
                                                                                                   March 31,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005              2004
      --------------------------------------------------------------------------------------------------------------------
      Proceeds from borrowings of long-term debt                                   $           14,125                 -
      Principal payments on long-term debt borrowings, capital lease obligations
        and software obligations                                                              (13,704)          (41,589)
      Dividends paid on common stock                                                           (7,874)           (3,936)
      Purchase of common stock                                                                      -            (1,189)
      Other                                                                                         -             1,142
                                                                                       ----------------- -----------------
      Net cash used in financing activities                                        $           (7,453)          (45,572)
                                                                                       ================= =================

     The major use of cash for financing activities has been the principal payments on capital lease and software obligations, the payment of dividends and the purchase of stock under the stock repurchase plan as described below. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the three months ended March 31, 2005 was $7.5 million mainly as a result of the payments of dividends. Net cash used in financing activities for the three months ended March 31, 2004 was $45.6 million mainly as a result of the payments related to the software obligations, and to a lesser extent, the purchases of common stock and payments of dividends.

Software  Obligations
     On March 31, 2004, the Company paid in full the obligations related to licensed mainframe software. The effective interest rates related to the software obligations were well above current market rates.

Line of Credit
     TSYS has a $45.0 million long-term line of credit from a banking affiliate of Synovus. A detailed discussion related to the line of credit is in Note 6 in the notes to the unaudited consolidated financial statements on page 14.

Stock Repurchase Plan
     On April 15, 2003, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares may be purchased from time to time over the next two years and will depend on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares will be used for general corporate purposes. For the first three months of 2005, the Company did not purchase any shares. Since the plan was announced, the Company has purchased 577,491 shares at an average cost of $19.07 per share. The plan expired on April 15, 2005.

Dividends
     Dividends on common stock in the amount of $7.9 million were paid during the three months ended March 31, 2005 compared to $3.9 million paid during the three months ended March 31, 2004. On April 21, 2005, the Company announced it would increase its quarterly dividend by 50% from $0.04 to $0.06 per share. This dividend amount will be payable on July 1, 2005, to shareholders of record at the close of business on June 23, 2005. On April 15, 2004, the Company announced it would double its quarterly dividend from $0.02 to $0.04 per share.

Significant Noncash Transactions
     During the first quarter of 2005, the Company issued 221,902 shares of common stock to certain key executive officers and non-management members of its board of directors under restricted stock bonus awards for services to be provided by such officers and directors in the future. The market value of the common stock at the date of issuance is included as a reduction of additional paid-in capital in the shareholders' equity section of the Company's consolidated balance sheet and is amortized as compensation expense over the vesting period of the awards. Common stock issued under restricted stock bonus awards is considered outstanding for purposes of the computation of basic and diluted earnings per share.

Foreign Exchange
     TSYS operates internationally and is subject to potentially adverse movements in foreign currency exchange rates. Since December 2000, TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

Impact of Inflation
     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.6. At March 31, 2005, TSYS had working capital of $142.2 million compared to $170.3 million at December 31, 2004.

Legal Proceedings
     The Company is subject to lawsuits, claims and other complaints arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advise of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for expected future litigation exposures that TSYS determines to be both probable and reasonably estimable.

     The Company has received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice is investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. SS3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation relates to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. The Company has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena. The Company continues to cooperate with the Department of Justice in the investigation, and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damages or other claims against the Company. The Company established a reserve during the quarter ended March 31, 2005 relating to this investigation. However, there can be no assurance that the Company will not suffer a loss in connection with this investigation in an amount exceeding such reserve or that the Company will not be required to reserve additional amounts in future periods.

Recent Accounting Pronouncements
     The Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC), contains a discussion of recent accounting pronouncements and the expected impact on the Company's financial statements. The following accounting standards have been modified during this year and are expected to have a material impact on the financial statements of the Company.

     On April 14, 2005, the Securities and Exchange Commission (SEC) approved a rule that delays the effective date of SFAS No. 123R for public companies that do not file as small business issuers until the first annual or interim reporting period of the first fiscal year that begins on or after June 15, 2005. The Company plans on adopting SFAS No. 123R on January 1, 2006. The Company expects that the impact of adopting SFAS No. 123R for expensing existing stock options will have a negative impact upon its results of operations and statement of position. The Company expects that the impact of expensing existing stock option grants, as well as the impact of any anticipated stock option grants to be approximately $0.02-$0.03 per share in 2006. The Company does not expect the impact of adopting SFAS No. 123R to have a material impact upon its cash flow.

Forward-Looking  Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding TSYS' expectation that it will convert Chase's portfolios in the second half of 2005 and maintain the card-processing functions of Chase for at least two years, TSYS' expectation with respect to the impact of the Chase contract on its earnings per share growth for 2005 and 2006, the expected adoption date of expensing stock options and the expected financial impact of expensing options, TSYS' expected growth in net income for 2005, any matter that may arise out of the United States Department of Justice's investigation, and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income for 2005, an increase in revenues before reimbursable items of 30-33%; Vital Processing Services adding $225-$235 million in annual revenues; accounts on file at the end of 2005 will be between 430 and 435 million; and no significant client losses or additions through 2005, other than those previously announced. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," "estimates," "projects," "plans," "may," "could," "should," "would," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

     These statements are based upon the current beliefs and expectations of TSYS' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward-looking statements. Many of these factors are beyond TSYS' ability to control or predict. These factors include, but are not limited to: (i) revenues that are lower than anticipated;
(ii) Vital's addition to revenue is lower than anticipated; (iii) accounts on file at the end of 2005 are lower than anticipated; (iv) TSYS incurs expenses associated with the signing of a significant client; (v) internal growth rates for TSYS' existing customers are lower than anticipated; (vi) TSYS does not convert clients' portfolios as scheduled; (vii) adverse developments with respect to foreign currency exchange rates; (viii) adverse developments with respect to entering into contracts with new clients and retaining current clients; (ix) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients;
(x) TSYS is unable to control expenses and increase market share; (xi) adverse developments with respect to the credit card industry in general; (xii) TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending; (xiii) the impact of acquisitions, including their being more difficult to integrate than anticipated; (xiv) the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto; (xv) the impact of changes in accounting principles; (xvi) TSYS' inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies; (xvii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (xviii) changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts or reduce the market for or value of its products; (xix) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection; (xx) no material breach of security of any of our systems; (xxi) overall market conditions; (xxii) the impact on TSYS' business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiii) TSYS' ability to manage the foregoing and other risks.

     These forward-looking statements speak only as of the date on which they are made, and TSYS undertakes no obligation to update any forward-looking statement as a result of new information, future developments or otherwise.

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive loss for the three months ended March 31, 2005 was $2.4 million compared to other comprehensive income of $1.9 million for the same period in 2004. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $140.1 million, $5.0 million, $0.8 million and $14.0 million, respectively, at March 31, 2005.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pound Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $333,000 for the three months ended March 31, 2005 relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2005 was approximately $3.8 million, the majority of which is denominated in BPS.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the BPS and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the foreign-denominated cash account balance at March 31, 2005.

                                       ---------------------------------------------------------------------------------------------
                                                                       Effect of Basis Point Change
                                       ---------------------------------------------------------------------------------------------
                                                    Increase in basis point of                     Decrease in basis point of
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
(in thousands)                              100               500             1,000           100           500           1,000
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
Effect  on income  before
  income taxes                        $          (38)             (191)            (383)           38            191            383

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

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. As the LIBOR rate changes, TSYS will be subject to interest rate risk. At March 31, 2005, TSYS had an outstanding balance of $984,000 on the line of credit.

Concentration of Credit Risk
     TSYS works to maintain a large and diverse client base across various industries to minimize the credit risk of any one client to TSYS' accounts receivable amounts. In addition, TSYS performs ongoing credit evaluations of its certain clients' and certain suppliers' financial condition. TSYS does, however, have one major customer that accounts for a large portion of its revenues, which subject it to credit risk.

Concentration of Volume of Business Transacted Risk
     TSYS works to maintain a large and diverse client base across various industries to minimize the risk of any one client accounting for a large portion of its revenues. TSYS does, however, have one major customer that accounts for a large portion of its revenues. This one major customer has a long-term relationship with the Company.

     TSYS utilizes several large and diverse suppliers across various industries to minimize its reliance on any one supplier. However, TSYS does rely on a relatively few major suppliers for a significant portion of its licensed computer software and hardware needs. The relationship with these particular vendors is well established. These particular vendors are large, well-known and respected entities in their industry.

                           TOTAL SYSTEM SERVICES, INC.
                        Item 4 - Controls and Procedures

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

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information



 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     The  following  table  sets  forth  information   regarding  the  Company's
purchases of its common stock on a monthly basis during the three months ended March 31, 2005:

--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                                Total Number of Shares     Maximum Number of
                                                                                 Purchased as Part of    Shares That May Yet Be
                            Total Number of Shares   Average Price Paid per      Publicly Announced       Purchased Under the
Period                             Purchased                  Share               Plans or Programs        Plans or Programs
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                                                                     1,422,509
January 2005                                      -                       $-                        -                1,422,509
February 2005                                     -                        -                        -                1,422,509
March 2005                                        -                        -                        -                1,422,509
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
     Total                                        -                       $-
                            ======================== ========================

     In April 2003, the Company announced a plan to purchase up to 2.0 million shares of its common stock from time to time and at various prices over the ensuing two years. During the three months ended March 31, 2005, the Company did not repurchase any shares of its common stock. Over the course of the plan, through March 31, 2005, the Company repurchased 577,491 shares of its common stock at a cost of $11.0 million, or an average cost of $19.07 per share. The plan expired on April 15, 2005.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information


Item 6 - Exhibits

       a) Exhibits
                    Exhibit Number          Description
                    ---------------------   ---------------------------------------------------------------------------

                            31.1            Certification of Chief Executive Officer pursuant to Section 302 of the
                                            Sarbanes-Oxley Act of 2002

                            31.2            Certification of Chief Financial Officer pursuant to Section 302 of the
                                            Sarbanes-Oxley Act of 2002

                             32             Certification of Chief Executive Officer and Chief Financial Officer
                                            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


                           TOTAL SYSTEM SERVICES, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                     TOTAL SYSTEM SERVICES, INC.

 Date:  May 4, 2005                                                  by:  /s/ Philip W. Tomlinson
                                                                     ---------------------------------------------------------------
                                                                     Philip W. Tomlinson
                                                                     Chief Executive Officer


 Date:  May 4, 2005                                                  by:  /s/ James B. Lipham
                                                                     ---------------------------------------------------------------
                                                                     James B. Lipham
                                                                     Chief Financial Officer


                           TOTAL SYSTEM SERVICES, INC.
                                  Exhibit Index


     Exhibit Number          Description
     ---------------------   --------------------------------------------------------------------------

             31.1            Certification of Chief Executive Officer pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002

             31.2            Certification of Chief Financial Officer pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002

              32             Certification of Chief Executive Officer and Chief Financial Officer
                             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002