Form 10-Q
period 2005-06-30
TOTAL SYSTEM SERVICES INC
filed 2005-08-02
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended:                      June 30, 2005
                                        ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                            To
                                    ____________________________________________


Commission  file number                                 1-10254
                                    ____________________________________________

                           TSYS LOGO (OBJECT OMITTED)
                          Total System Services, Inc.
                                  www.tsys.com

             (Exact name of registrant as specified in its charter)

           Georgia                                     58-1493818
  ------------------------------            ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation ororganization)


        1600 First Avenue, Post Office Box 1755, Columbus, Georgia 31902
       (Address of principal executive offices)             (Zip Code)

                                 (706) 649-2262
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AS OF: August 1, 2005
-----------------------------                  ---------------------------------
Common Stock, $0.10 par value                            197,202,781

                           TSYS LOGO (OBJECT OMITTED)
                          TOTAL SYSTEM SERVICES, INC.
                                     INDEX

                                                                                                              Page
                                                                                                             Number
Part I. Financial Information                                                                               --------
         Item 1. Financial Statements

                  Consolidated Balance Sheets (unaudited) - June 30, 2005 and December 31,
                        2004                                                                                   3

                  Consolidated Statements of Income (unaudited) - Three and six months ended
                        June 30, 2005 and 2004                                                                 5

                  Consolidated Statements of Cash Flows (unaudited) - Six months ended June
                        30, 2005 and 2004                                                                      7

                  Notes to Unaudited Consolidated Financial Statements                                         9

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                     20

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   46

         Item 4. Controls and Procedures                                                                      48

Part II. Other Information
         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                  49

         Item 4. Submissions of Matters to a Vote of Security Holders                                         50

         Item 6. Exhibits                                                                                     51

Signatures                                                                                                    52

Exhibit Index                                                                                                 53


                                                  TOTAL SYSTEM SERVICES, INC.
                                                 Part I - Financial Information
                                                  Consolidated Balance Sheets
                                                          (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,          December 31,
(in thousands, except per share information)                                                        2005                2004
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents (includes $86.2 million and $176.6 million on
     deposit with a related party at 2005 and 2004, respectively)                   $             143,725               231,806
  Restricted cash (includes $5.3 million and $5.7 million on deposit with a
     related party at 2005 and 2004, respectively)                                                 27,841                24,993
  Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $12.5 million and $6.8 million at 2005 and 2004, respectively; (includes $0.1 million and $0.9 million from a related party
     at 2005 and 2004, respectively)                                                              209,546               144,827
  Deferred income tax assets                                                                        6,169                10,791
  Prepaid expenses and other current assets                                                        48,135                35,739
                                                                                       -------------------------------------------
      Total current assets                                                                        435,416               448,156
Computer software, net of accumulated amortization of $284.7 million and $252.9
  million at 2005 and 2004, respectively                                                          290,585               268,647
Property and equipment, net of accumulated depreciation and amortization of
  $174.1 million and $158.7 million at 2005 and 2004, respectively                                272,092               263,584
Contract acquisition costs, net                                                                   159,767               132,428
Goodwill, net                                                                                     111,988                70,561
Other intangible assets, net of accumulated amortization of $3.7 million and
  $2.2 million at 2005 and 2004, respectively                                                      15,323                 4,692
Equity investments                                                                                  3,888                54,400
Other assets                                                                                       33,751                39,475
                                                                                       -------------------------------------------
      Total assets                                                                  $           1,322,810             1,281,943
                                                                                       ===========================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                                                TOTAL SYSTEM SERVICES, INC.
                                         Consolidated Balance Sheets (continued)
                                                        (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,          December 31,
(in thousands, except per share information)                                                        2005                  2004
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable (includes $0.1 million and $0.3 million payable to related
     parties at 2005 and 2004, respectively)                                        $              45,762                75,188
  Accrued salaries and employee benefits                                                           47,821                46,725
  Current portion of long-term debt, obligations under capital leases and
     software obligations                                                                           2,123                 1,828
  Other current liabilities (includes $9.6 million and $6.6 million payable to
     related parties at 2005 and 2004, respectively)                                              155,760               154,162
                                                                                       ------------------------------------------
      Total current liabilities                                                                   251,466               277,903
Obligations under capital leases and software obligations, excluding current
  portion                                                                                           3,455                 4,508
Long-term debt                                                                                         91                     -
Deferred income tax liabilities                                                                   126,698               131,106
                                                                                       ------------------------------------------
      Total liabilities                                                                           381,710               413,517
                                                                                       ------------------------------------------
Minority interests in consolidated subsidiaries                                                     3,809                 3,814
                                                                                       ------------------------------------------
Shareholders' equity:
  Common stock - $0.10 par value.  Authorized 600,000 shares;  197,809 and
     197,587 issued at 2005 and 2004, respectively; 197,092 and 196,849
     outstanding at 2005 and 2004, respectively                                                    19,781                19,759
  Additional paid-in capital                                                                       49,906                44,732
  Unamortized restricted stock awards                                                              (4,549)                    -
  Accumulated other comprehensive income                                                           10,006                15,373
  Treasury stock (shares of 717 and 738 at 2005 and 2004, respectively)                           (13,233)              (13,573)
  Retained earnings                                                                               875,380               798,321
                                                                                       ------------------------------------------
     Total shareholders' equity                                                                   937,291               864,612
                                                                                       ------------------------------------------
     Total liabilities and shareholders' equity                                     $           1,322,810             1,281,943
                                                                                       ==========================================


See accompanying Notes to Unaudited Consolidated Financial Statements.

                                                   TOTAL SYSTEM SERVICES, INC.
                                               Consolidated Statements of Income
                                                           (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                           June 30,
                                                                                       ------------------------------------------
(in thousands, except per share information)                                                       2005                   2004
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Electronic payment processing services (includes $1.2 million and $1.3
      million from related parties for 2005 and 2004, respectively)                 $             217,048               184,987
    Merchant services (includes $3.9 million from related parties for 2004)                        68,696                 6,876
    Other services (includes $1.5 million and $1.7 million from related parties
      for 2005 and 2004, respectively)                                                             45,324                41,827
                                                                                       ------------------------------------------
         Revenues before reimbursable items                                                       331,068               233,690
    Reimbursable items (includes $0.4 million and $2.4 million from related
      parties for 2005 and 2004, respectively)                                                     79,175                55,932
                                                                                       ------------------------------------------
         Total revenues                                                                           410,243               289,622
                                                                                       ------------------------------------------
Expenses:
    Salaries and other personnel expense                                                          117,201                82,224
    Net occupancy and equipment expense                                                            68,496                66,493
    Other operating expenses (includes $2.2 million and $2.3 million to related
      parties for 2005 and 2004, respectively)                                                     69,025                37,701
                                                                                       ------------------------------------------
         Expenses before reimbursable items                                                       254,722               186,418
   Reimbursable items                                                                              79,175                55,932
                                                                                       ------------------------------------------
         Total expenses                                                                           333,897               242,350
                                                                                       ------------------------------------------
         Operating income                                                                          76,346                47,272
                                                                                       ------------------------------------------
Nonoperating income (expense):
    Interest income (includes $0.3 million and $0.1 million from related parties
      for 2005 and 2004, respectively)                                                              1,078                   537
    Interest expense                                                                                 (105)                  (39)
    Loss on foreign currency translation, net                                                        (494)                  (30)
                                                                                       ------------------------------------------
         Total nonoperating income                                                                    479                   468
                                                                                       ------------------------------------------
    Income before income taxes, minority interest and equity in income of
       joint ventures                                                                              76,825                47,740
Income taxes                                                                                       26,729                18,471
Minority interests in consolidated subsidiaries' net income                                           (43)                  (67)
Equity in income of joint ventures                                                                    590                 6,684
                                                                                       ------------------------------------------
      Net income                                                                    $              50,643                35,886
                                                                                       ==========================================
      Basic earnings per share                                                      $                0.26                  0.18
                                                                                       ==========================================
      Diluted earnings per share                                                    $                0.26                  0.18
                                                                                       ==========================================
      Weighted average common shares outstanding                                                  197,078               196,846
      Increase due to assumed issuance of shares related to stock options
        outstanding                                                                                   217                   329
                                                                                       ------------------------------------------
      Weighted average common and common equivalent shares outstanding                            197,295               197,175
                                                                                       ==========================================

See accompanying Notes to Unaudited Consolidated Financial Statements.


                                                  TOTAL SYSTEM SERVICES, INC.
                                               Consolidated Statements of Income
                                                         (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six months ended
                                                                                                             June 30,
                                                                                       -------------------------------------------
(in thousands, except per share information)                                                        2005                 2004
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Electronic payment processing services (includes $2.4 million from related
      parties for both 2005 and 2004, respectively)                                 $             421,805               362,378
    Merchant services (includes $2.4 million and $7.1 million from related
      parties for 2005 and 2004, respectively)                                                     95,801                13,241
    Other services (includes $3.0 million and $2.9 million from related parties
      for 2005 and 2004, respectively)                                                             93,838                82,675
                                                                                       -------------------------------------------
         Revenues before reimbursable items                                                       611,444               458,294
    Reimbursable items (includes $2.2 million and $4.6 million from related
      parties for 2005 and 2004, respectively)                                                    148,783               116,564
                                                                                       -------------------------------------------
         Total revenues                                                                           760,227               574,858
                                                                                       -------------------------------------------
Expenses:
    Salaries and other personnel expense                                                          214,718               170,086
    Net occupancy and equipment expense                                                           133,889               124,542
    Other operating expenses (includes $4.4 million and $4.6 million to related
      parties for 2005 and 2004, respectively)                                                    120,185                72,252
                                                                                       -------------------------------------------
         Expenses before reimbursable items                                                       468,792               366,880
   Reimbursable items                                                                             148,783               116,564
                                                                                       -------------------------------------------
         Total expenses                                                                           617,575               483,444
                                                                                       -------------------------------------------
         Operating income                                                                         142,652                91,414
                                                                                       -------------------------------------------
Nonoperating income (expense):
    Interest income (includes $0.8 million and $0.3 million from related parties
      for 2005 and 2004, respectively)                                                              2,297                 1,042
    Interest expense                                                                                 (175)                 (782)
    Loss on foreign currency translation, net                                                        (827)                 (101)
                                                                                       -------------------------------------------
         Total nonoperating income                                                                  1,295                   159
                                                                                       -------------------------------------------
    Income before income taxes, minority interest and equity in income of
       joint ventures                                                                             143,947                91,573
Income taxes                                                                                       51,409                35,226
Minority interests in consolidated subsidiaries' net income                                          (112)                 (160)
Equity in income of joint ventures                                                                  4,340                12,260
                                                                                       -------------------------------------------
      Net income                                                                    $              96,766                68,447
                                                                                       ===========================================
      Basic earnings per share                                                      $                0.49                  0.35
                                                                                       ===========================================
      Diluted earnings per share                                                    $                0.49                  0.35
                                                                                       ===========================================
      Weighted average common shares outstanding                                                  197,050               196,845
      Increase due to assumed issuance of shares related to stock options
        outstanding                                                                                   215                   350
                                                                                       -------------------------------------------
      Weighted average common and common equivalent shares outstanding                            197,265               197,195
                                                                                       ===========================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                                TOTAL SYSTEM SERVICES, INC.
                                           Consolidated Statements of Cash Flows
                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                       -------------------------------------------
(in thousands)                                                                                      2005                  2004
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                                      $              96,766                68,447
       Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interests in consolidated subsidiaries' net income                                  112                   160
         Loss on foreign currency translation, net                                                    827                   101
         Equity in income of joint ventures                                                        (4,340)              (12,260)
         Depreciation and amortization                                                             69,522                52,781
         Impairment of developed software                                                           3,137                10,059
         Provisions for (recoveries of) bad debt expenses and billing
            adjustments                                                                             2,688                (1,373)
         Charges for transaction processing provisions                                              4,595                 4,865
         Deferred income tax expense                                                                4,622                 9,938
         Loss on disposal of equipment, net                                                         1,725                   378
    (Increase) decrease in:
       Accounts receivable                                                                        (35,538)                4,950
       Prepaid expenses and other assets                                                            1,142               (17,645)
    Increase (decrease) in:
       Accounts payable                                                                           (47,132)               10,759
       Accrued salaries and employee benefits                                                     (15,124)              (13,811)
       Billings in excess of costs and profits on uncompleted contracts                                 -               (16,166)
       Other current liabilities                                                                  (45,249)               11,272
                                                                                       -------------------------------------------
           Net cash provided by operating activities                                               37,753               112,455
                                                                                       -------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment, net                                                      (20,383)              (39,326)
    Additions to licensed computer software from vendors                                          (10,647)              (14,001)
    Additions to internally developed computer software                                           (10,388)               (3,703)
    Cash acquired in acquisition                                                                   38,799                     -
    Cash used in acquisition                                                                      (95,782)                    -
    Dividends received from joint ventures                                                          1,659                15,876
    Contract acquisition costs                                                                    (10,981)               (3,283)
                                                                                       -------------------------------------------
           Net cash used in investing activities                                                 (107,723)              (44,437)
                                                                                       -------------------------------------------

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                TOTAL SYSTEM SERVICES, INC.
                     Consolidated Statements of Cash Flows (continued)
                                       (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                       -------------------------------------------
(in thousands)                                                                                   2005                 2004
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from borrowing of long-term debt                                       $              48,142                     -
    Principal payments on long-term debt borrowings                                               (48,132)                    -
    Principal payments on capital lease obligations and software obligations                         (791)              (42,039)
    Dividends paid on common stock (includes $12.8 million and $6.4 million paid
       to related parties during 2005 and 2004, respectively)                                     (15,757)               (7,873)
    Proceeds from exercise of stock options                                                           427                 1,192
    Purchases of common stock                                                                           -                (1,188)
                                                                                       -------------------------------------------
           Net cash used in financing activities                                                  (16,111)              (49,908)
                                                                                        -------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                       (2,000)                  946
                                                                                       -------------------------------------------
           Net (decrease) increase in cash and cash equivalents                     $             (88,081)               19,056
Cash and cash equivalents at beginning of year                                                    231,806               122,874
                                                                                       -------------------------------------------
Cash and cash equivalents at end of period                                          $             143,725               141,930
                                                                                       ===========================================
    Cash paid for interest                                                          $                 175                   782
                                                                                       ===========================================
    Cash paid for income taxes (net of refunds)                                     $              64,439                17,667
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

Note 2 - Supplementary Balance Sheet Information

         Cash and cash equivalent balances are summarized as follows:
        (in thousands)                                              June 30, 2005              December 31, 2004
        --------------------------------------------------------------------------------   --------------------------
        Cash and cash equivalents in domestic accounts       $              110,065                        177,117
        Cash and cash equivalents in foreign accounts                        33,660                         54,689
                                                              --------------------------   --------------------------
            Total                                            $              143,725                        231,806
                                                              ==========================   ==========================

     The Company maintains accounts denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars and Japanese Yen.

          Significant components of prepaid expenses and other current assets are summarized as follows:
          (in thousands)                                           June 30, 2005              December 31, 2004
          -----------------------------------------------------------------------------   ---------------------------
          Prepaid expenses                                   $                16,213                        11,767
          Supplies Inventory                                                  13,962                         7,646
          Other                                                               17,960                        16,326
                                                              -------------------------   ---------------------------
              Total                                          $                48,135                        35,739
                                                              =========================   ===========================


     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

          (in thousands)                                           June 30, 2005              December 31, 2004
          -----------------------------------------------------------------------------   ---------------------------
          Payments for processing rights, net                $               115,349                        91,787
          Conversion costs, net                                               44,418                        40,641
                                                              -------------------------   ---------------------------
              Total                                          $               159,767                       132,428
                                                              =========================   ===========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.7 million and $3.4 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, amortization related to payments for processing rights was $7.1 million and $6.8 million, respectively.

     Amortization related to conversion costs, which is recorded in other operating expenses, was $3.1 million and $2.8 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, amortization expense related to conversion costs was $6.0 million and $5.5 million, respectively.

         Significant components of other current liabilities are summarized as follows:
          (in thousands)                                             June 30, 2005               December 31, 2004
          -------------------------------------------------------------------------------   ----------------------------
           Accrued expenses                                   $                55,854                          43,229
           Client liabilities                                                  27,765                          24,660
           Deferred revenues                                                   22,324                          27,720
           Dividends payable                                                   11,824                           7,874
           Transaction processing provisions                                    9,521                           9,284
           Client postage deposits                                              6,020                           6,184
           Income taxes payable                                                 3,278                          21,279
           Other                                                               19,174                          13,932
                                                               --------------------------   ----------------------------
              Total                                           $               155,760                         154,162
                                                               ==========================   ============================

Note 3 - Comprehensive Income
     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three and six months ended June 30 is as follows:

                                                  Three months ended                         Six months ended
                                                       June 30,                                  June 30,
                                             -----------------------------------    ------------------------------------
(in thousands)                                          2005              2004                 2005               2004
---------------------------------------      -----------------------------------    ------------------------------------
Net income                                $            50,643            35,886               96,766             68,447
Other comprehensive income (loss):
    Foreign currency translation
       adjustments, net of tax                         (2,944)              632               (5,367)             2,562
                                             -----------------------------------    ------------------------------------
    Total                                 $            47,699            36,518               91,399             71,009
                                             ===================================    ====================================



     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:


                                    Balance at December 31,       Pretax                                Balance at
(in thousands)                                 2004                amount         Tax effect           June 30, 2005
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                              $15,373               (8,334)           2,967                $10,006
                                    =======================================================================================

Note 4 - Segment Reporting and Major Customer
     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS No.
131). The Company's segment information reflects the information that the chief operating decision maker (CODM) uses to make resource allocation and strategic decisions. The CODM at TSYS consists of the chairman of the board, the chief executive officer, the president and the three senior executive vice presidents.

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

     International-based support services include electronic payment processing and other services provided outside the United States. International-based support services include the financial results of GP Net, TSYS Japan and TSYS' branch offices in Europe and Japan. TSYS' share of the equity earnings of its Total System Services de Mexico, S.A. de C.V. joint venture is included in international-based support services. Merchant processing services include the financial results of Vital. For periods prior to the acquisition, TSYS has reclassified TSYS' share of its equity earnings of Vital from domestic-based support services to merchant processing services.

                                           Domestic-         International-           Merchant
                                         based support       based support           processing
Operating Segments (in thousands)          services             services              services             Consolidated
-------------------------------------------------------------------------------------------------------------------------
At June 30, 2005
-------------------------------------------------------------------------------------------------------------------------
Identifiable assets                   $       1,239,956              180,384               200,936       $     1,621,276
Intersegment eliminations                      (298,461)                  (1)                   (4)             (298,466)
                                      ------------------    -----------------     -----------------     -----------------
Total assets                          $         941,495              180,383               200,932       $     1,322,810
                                      ==================    =================     =================     =================
-------------------------------------------------------------------------------------------------------------------------
At December 31, 2004
-------------------------------------------------------------------------------------------------------------------------
Identifiable assets                   $       1,265,567              169,877                     -       $     1,435,444
Intersegment eliminations                      (153,501)                   -                     -              (153,501)
                                      ------------------    -----------------     -----------------     -----------------
Total assets                          $       1,112,066              169,877                     -       $     1,281,943
                                      ==================    =================     =================     =================
-------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2005
-------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables          $         239,567               30,480                64,864       $       334,911
Intersegment revenue                             (3,797)                   -                   (46)               (3,843)
                                      ------------------    -----------------     -----------------     -----------------
   Revenues before reimbursables
         from external customers      $         235,770               30,480                64,818       $       331,068
                                      ==================    =================     =================     =================
Segment total revenue                 $         305,284               35,128                76,103       $       416,515
Intersegment revenue                             (6,226)                   -                   (46)               (6,272)
                                      ------------------    -----------------     -----------------     -----------------
Revenue from external customers       $         299,058               35,128                76,057       $       410,243
                                      ==================    =================     =================     =================
Depreciation and amortization         $          28,096                4,248                 4,439       $        36,783
                                      ==================    =================     =================     =================
Intersegment expenses                 $         (10,709)               9,383                 7,605       $        (6,279)
                                      ==================    =================     =================     =================
Segment operating income              $          63,099                 (835)               14,082       $        76,346
                                      ==================    =================     =================     =================
Income taxes                          $          21,897                 (572)                5,404       $        26,729
                                      ==================    =================     =================     =================
Equity in income of joint venture     $               -                  590                     -       $           590
                                      ==================    =================     =================     =================
Net income                            $          42,118                 (336)                8,861       $        50,643
                                      ==================    =================     =================     =================
-------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2004
-------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables          $         207,894               25,796                     -       $       233,690
Intersegment revenue                                  -                    -                     -                     -
                                      ------------------    -----------------     -----------------     -----------------
   Revenues before reimbursables
         from external customers      $         207,894               25,796                     -       $       233,690
                                      ==================    =================     =================     =================
Segment total revenue                 $         262,113               27,511                     -       $       289,624
Intersegment revenue                                 (2)                   -                     -                    (2)
                                      ------------------    -----------------     -----------------     -----------------
Revenue from external customers       $         262,111               27,511                     -       $       289,622
                                      ==================    =================     =================     =================
Depreciation and amortization         $          23,484                3,187                     -       $        26,671
                                      ==================    =================     =================     =================
Intersegment expenses                 $            (578)                 578                     -       $             -
                                      ==================    =================     =================     =================
Segment operating income              $          40,498                6,774                     -       $        47,272
                                      ==================    =================     =================     =================
Income taxes                          $          13,758                2,537                 2,176       $        18,471
                                      ==================    =================     =================     =================
Equity in income of joint ventures    $               -                  318                 6,366       $         6,684
                                      ==================    =================     =================     =================
Net income                            $          27,212                4,485                 4,189       $        35,886
                                      ==================    =================     =================     =================

                                           Domestic-         International-           Merchant
                                         based support       based support           processing
                                           services             services              services             Consolidated
-------------------------------------------------------------------------------------------------------------------------
Six months ended June 30 , 2005
-------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables          $         469,089               61,328                86,152       $       616,569
Intersegment revenue                             (5,079)                   -                   (46)               (5,125)
                                      ------------------    -----------------     -----------------     -----------------
   Revenues before reimbursables
         from external customers      $         464,010               61,328                86,106       $       611,444
                                      ==================    =================     =================     =================
Segment total revenue                 $         595,810               71,743               100,929       $       768,482
Intersegment revenue                             (8,209)                   -                   (46)               (8,255)
                                      ------------------    -----------------     -----------------     -----------------
Revenue from external customers       $         587,601               71,743               100,883       $       760,227
                                      ==================    =================     =================     =================
Depreciation and amortization         $          55,555                8,016                 5,951       $        69,522
                                      ==================    =================     =================     =================
Intersegment expenses                 $         (19,234)              17,538                 9,958       $         8,262
                                      ==================    =================     =================     =================
Segment operating income              $         123,511                2,006                17,135       $       142,652
                                      ==================    =================     =================     =================
Income taxes                          $          42,628                1,067                 7,714       $        51,409
                                      ==================    =================     =================     =================
Equity in income of joint ventures    $               -                1,099                 3,241       $         4,340
                                      ==================    =================     =================     =================
Net income                            $          82,441                1,419                12,906       $        96,766
                                      ==================    =================     =================     =================
-------------------------------------------------------------------------------------------------------------------------
Six months ended June 30 , 2004
-------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables          $         409,512               48,782                     -       $       458,294
Intersegment revenue                                  -                    -                     -                     -
                                      ------------------    -----------------     -----------------     -----------------
   Revenues before reimbursables
         from external customers      $         409,512               48,782                     -       $       458,294
                                      ==================    =================     =================     =================
Segment total revenue                 $         522,733               52,129                     -       $       574,862
Intersegment revenue                                 (4)                   -                     -                    (4)
                                      ------------------    -----------------     -----------------     -----------------
Revenue from external customers       $         522,729               52,129                     -       $       574,858
                                      ==================    =================     =================     =================
Depreciation and amortization         $          46,763                6,018                     -       $        52,781
                                      ==================    =================     =================     =================
Intersegment expenses                 $          (1,148)               1,148                     -       $             -
                                      ==================    =================     =================     =================
Segment operating income              $          80,071               11,343                     -       $        91,414
                                      ==================    =================     =================     =================
Income taxes                          $          27,140                4,130                 3,956       $        35,226
                                      ==================    =================     =================     =================
Equity in income of joint ventures    $               -                  693                11,567       $        12,260
                                      ==================    =================     =================     =================
Net income                            $          53,236                7,602                 7,609       $        68,447
                                      ==================    =================     =================     =================

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

     The following geographic area data represent revenues for the three and six months ended June 30, 2005 and 2004, respectively, based on the domicile of customers.

                                                Three months ended                             Six months ended
                                                     June 30,                                      June 30,
                              ---------------------------------------------------------------------------------------------
          (in millions)                      2005                  2004                      2005                 2004
                              ---------------------------------------------------------------------------------------------
           United States     $              350.1                 237.2                     640.1                474.3
           Europe                            31.3                  24.2                      64.4                 45.5
           Canada*                           22.4                  21.3                      43.5                 41.0
           Japan                              3.9                   3.4                       7.6                  6.9
           Mexico                             1.7                   2.9                       3.4                  5.8
           Other                              0.8                   0.6                       1.2                  1.4
                                   ------------------- ---------------------    ---------------------- --------------------
               Totals        $              410.2                 289.6                     760.2                574.9
                                   =================== =====================    ====================== ====================

     * These revenues in 2004 include those generated from the Caribbean accounts owned by a Canadian institution.

     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended June 30, 2005 and 2004, respectively, based on the domicile of customers.

                            ------------------------------------------------------------------------------------------
                                     Domestic-based               International-based        Merchant processing
                                     support services               support services               services
                            ------------------------------------------------------------------------------------------
          (in millions):          2005            2004              2005          2004        2005          2004
                            ------------------------------------------------------------------------------------------
           United States   $      274.3           237.2                 -             -        75.8             -
           Europe                   0.1             0.1              31.2          24.1           -             -
           Canada*                 22.3            21.3                 -             -         0.1             -
           Japan                      -               -               3.9           3.4           -             -
           Mexico                   1.7             2.9                 -             -           -             -
           Other                    0.6             0.6                 -             -         0.2             -
                            ------------------------------------------------------------------------------------------
                           $      299.0           262.1              35.1          27.5        76.1             -
                            ==========================================================================================

     The following table reconciles geographic revenues to revenues by reporting segment for the six months ended June 30, 2005 and 2004, respectively, based on the domicile of customers.

                            -----------------------------------------------------------------------------------------
                                     Domestic-based              International-based        Merchant processing
                                     support services              support services              services
                            -----------------------------------------------------------------------------------------
          (in millions):          2005            2004             2005          2004        2005          2004
                            -----------------------------------------------------------------------------------------
           United States   $      539.6           474.3                 -            -       100.5             -
                  Europe            0.3             0.2              64.1         45.3           -             -
                 Canada*           43.3            41.0                 -            -         0.2             -
                  Japan               -               -               7.6          6.9           -             -
                 Mexico             3.4             5.8                 -            -           -             -
                  Other             1.0             1.4                 -            -         0.2             -
                            -----------------------------------------------------------------------------------------
                           $      587.6           522.7              71.7          52.2      100.9             -
                            =========================================================================================

     * 2004 revenues include those generated from the Caribbean accounts owned by a Canadian institution.

     The Company maintains property and equipment in the United States, Europe, Japan and Canada. The following geographic area data represent net property and equipment balances by region:

                                                     At June 30,                At December 31,
         (in millions)                                  2005                         2004
         ---------------------------------------------------------------  ----------------------------
         United States                       $                   211.3                         200.6
         Europe                                                   58.9                          60.8
         Japan                                                     1.8                           2.1
         Canada                                                    0.1                           0.1
         ---------------------------------------------------------------  ----------------------------
             Totals                          $                   272.1                         263.6
                                              ==========================  ============================

Major  Customer
     For the three months ended June 30, 2005, the Company had one major customer which accounted for approximately 23.8%, or $97.8 million, of total revenues. For the three months ended June 30, 2004, TSYS had one major customer that accounted for 19.0%, or $54.9 million, of total revenues. Revenues from this major customer for the periods reported are attributable to the domestic-based support services segment and merchant processing services.

     For the six months ended June 30, 2005, the Company had one major customer which accounted for approximately 22.4%, or $170.0 million, of total revenues. For the six months ended June 30, 2004, TSYS had one major customer that accounted for 18.6%, or $107.2 million, of total revenues.

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

     The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004, respectively, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.

                                                             Three months ended                        Six months ended
                                                                  June 30                                   June 30
                                                       --------------------------------------------------------------------------
(in thousands, except per share data)                      2005                2004                2005               2004
                                                       --------------------------------------------------------------------------
Net income, as reported                              $        50,643               35,886             96,766             68,447
Add: Stock-based employee
  compensation expense, net of tax                               184                    -                365                  -
Deduct: Stock-based employee
  compensation expense determined under
  the fair value based method for all awards,
  net of related income tax effects                            1,236                1,182              2,623              2,509
                                                       --------------------------------------------------------------------------
Net income, as adjusted                              $        49,591               34,704             94,508             65,938
                                                       ==============     ================     ==============     ===============
Earnings per share:
   Basic - as reported                               $          0.26                 0.18               0.49               0.35
                                                       ==============     ================     ==============     ===============
   Basic - as adjusted                               $          0.25                 0.18               0.48               0.33
                                                       ==============     ================     ==============     ===============
   Diluted - as reported                             $          0.26                 0.18               0.49               0.35
                                                       ==============     ================     ==============     ===============
   Diluted - as adjusted                             $          0.25                 0.18               0.48               0.33
                                                       ==============     ================     ==============     ===============


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

Note 6 - Long-Term Debt
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At June 30, 2005, TSYS did not have an outstanding balance on the line of credit.

Note 7 - Supplementary Cash Flow Information
     Cash used for contract acquisition costs for the six months ended June 30, 2005 and 2004, respectively, are summarized as follows:

          (in thousands)                                           June 30, 2005                 June 30, 2004
          -----------------------------------------------------------------------------   -----------------------------
           Conversion costs                                  $                10,981                           3,283
           Payments for processing rights                                          -                               -
          -----------------------------------------------------------------------------   -----------------------------
              Total                                          $                10,981                           3,283
                                                              =========================   =============================

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

Note 9 - Business Combinations
Vital Processing Services, L.L.C.
     Vital Processing Services, L.L.C, a limited liability company, was established in May 1996 as a 50/50 merchant processing joint venture between TSYS and Visa U.S.A. ("Visa"). Vital is a leader in providing integrated end-to-end electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Vital processes all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments.

     On March 1, 2005, TSYS acquired the remaining 50% of Vital from Visa for $95.8 million in cash, including $782,000 of direct acquisition costs. Vital is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of Vital, TSYS changed from the equity method of accounting for the investment in Vital and began consolidating Vital's balance sheet and results of operations in the statements of income effective March 1, 2005. In accordance with authoritative accounting guidelines, TSYS recorded the acquisition of the incremental 50% interest as a business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $37.8 million to goodwill, approximately $30.5 million to other identifiable intangible assets and the remaining amount to the assets and liabilities acquired. Of the $30.5 million other identifiable intangible assets, the Company has allocated $18.5 million to computer software and the remaining amount to other intangible assets. The Company believes the acquisition of Vital allows TSYS to be a complete provider of value-based services at both ends of the payment chain and strengthens the relationship TSYS enjoys with some of world's largest card issuers by placing them closer to the point of sale. Revenues associated with Vital are included in merchant services and are classified in merchant processing services for segment reporting purposes.

     The Company is in the process of completing its purchase price allocation related to the acquisition. Since TSYS acquired less than 100% of the outstanding shares of the acquired enterprise, the valuation of assets acquired and liabilities assumed in the acquisition was based on a pro rata allocation of the fair values of the assets acquired and liabilities assumed and the historical financial statement carrying amounts of the assets and liabilities of the acquired enterprise. As a result, TSYS recorded the fair value of the 50% interest of Vital's assets acquired and liabilities assumed as of March 1, 2005. The Company recorded the remaining 50% interest of Vital's assets and liabilities at historical carrying values. The preliminary purchase price allocation is presented below:

                     (in thousands)
                     -----------------------------------------------------
                     Cash and cash equivalents                    $19,399
                     Intangible assets                             30,500
                     Goodwill                                      37,757
                     Other assets                                  39,332
                                                           ---------------
                         Total assets acquired                    126,988
                                                           ---------------
                     Other liabilities                             31,157
                                                           ---------------
                         Total liabilities assumed                 31,157
                                                           ---------------
                     Minority interest                                 49
                                                           ---------------
                         Net assets acquired                      $95,782
                                                           ===============

TSYS Prepaid, Inc.
     On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid, Inc. (TSYS Prepaid). The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $39.6 million to goodwill, approximately $10.9 million to other intangibles and the remaining amount to the assets and liabilities acquired. Of the $10.9 million intangibles, the Company has allocated $8.5 million to computer software and the remaining amount to other intangible assets. TSYS Prepaid is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. The Company believes the acquisition of TSYS Prepaid enhances TSYS' processing services by adding enhanced functionality and distinct value differentiation for TSYS and its clients. TSYS Prepaid operates as a separate, wholly owned subsidiary of TSYS. Revenues associated with TSYS Prepaid are included in electronic payment processing services and are classified in domestic-based support services for segment reporting purposes.

     The Company is in the process of completing its purchase price allocation related to the acquisition. The preliminary purchase price allocation is presented below:


                     (in thousands)
                     -----------------------------------------------------
                     Cash and cash equivalents                    $ 2,422
                     Restricted cash                               16,672
                     Intangible assets                             10,900
                     Goodwill                                      39,619
                     Other assets                                   4,817
                                                           ---------------
                         Total assets acquired                     74,430
                                                           ---------------
                     Other liabilities                             20,915
                                                           ---------------
                         Total liabilities assumed                 20,915
                                                           ---------------
                         Net assets acquired                      $53,515
                                                           ===============

Pro forma
     Presented below are the pro forma consolidated results of operations for the three and six months ended June 30, 2005 and 2004, respectively, as though the acquisitions of Vital and TSYS Prepaid had occurred on January 1, 2004. This pro forma information is based on the historical financial statements of Vital and TSYS Prepaid. Pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of TSYS, Vital and TSYS Prepaid, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

                                                                    Three months ended                   Six months ended
(in thousands, except per share data)                                    June 30,                            June 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                       2005                2004            2005             2004
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                               $             410,243             364,114         803,817          721,134
Net income                                                            50,643              35,944          98,775           71,383
Basic earnings per share                                                0.26                0.18            0.50             0.36
Diluted earnings per share                                              0.26                0.18            0.50             0.36

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

     The Company provides services to its clients including processing consumer, retail, commercial, government services, stored value and debit cards. Consumer cards include Visa and MasterCard credit cards as well as American Express cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Government services accounts on file consist mainly of student loan processing accounts. Stored value accounts include prepaid cards, including loyalty incentive cards and flexible spending cards, and stored value cards. Debit cards consist mainly of on-line (PIN-based) and off-line (signature-based) accounts. The tables on page 27 summarize TSYS' accounts on file (AOF) information as of June 30, 2005 and 2004.

     A summary of the financial highlights occurring during 2005, as compared to 2004, is provided below:

                                      Three months ended                           Six months ended
                                           June 30,                                    June 30,
------------------------------------------------------------------------------------------------------------------
                                                             Percent                                       Percent
                                     2005          2004      Change             2005           2004        Change
-------------------------------------------------------------------------------------------------------------------
    Revenues Before
      Reimbursables            $    331,068      233,690      41.7%       $    611,444        458,294      33.4%
    Total Revenues                  410,243      289,622      41.6             760,227        574,858      32.2
    Operating Income                 76,346       47,272      61.5             142,652         91,414      56.0
    Net Income                       50,643       35,886      41.1              96,766         68,447      41.4
    Basic EPS                          0.26         0.18      41.0                0.49           0.35      41.2
    Diluted EPS                        0.26         0.18      41.0                0.49           0.35      41.3


Significant highlights for 2005 include:

          TSYS has ended its negotiations with Citibank related to continuing its processing services for the Sears, Roebuck and Co. card portfolio. TSYS received official notification that Citibank plans to migrate all of the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that is expected to occur in the second quarter of 2006. TSYS expects to continue supporting commercial-card accounts for Citibank, as well as Citibank's California Commerce consumer accounts, according to the terms of the existing agreements for those portfolios.

          TSYS reached an agreement in principle with Capital One Financial Corporation to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS continues its exclusive negotiations with Capital One.

          TSYS signed Fifth Third Bancorp and successfully converted its Visa and MasterCard consumer credit portfolio to TS2.

          TSYS approved a quarterly cash dividend of $0.06 per share, an increase of 50 percent from the previous dividend rate. TSYS has increased its dividend payment for 6 consecutive years.

          TSYS renewed its agreement with Navy Federal Credit Union, the world's largest credit union, to continue processing more than 1 million credit card accounts for an additional five years.

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

          MBNA, based in Wilmington, Delaware, extended its existing seven-year relationship with TSYS for commercial card processing services by an additional three years.

          TSYS successfully  implemented two retail gift card programs in Europe
     - one for HMV, the largest retailer of music, DVD and games in the UK and another for Hunkemoller, a leading specialist retailer in The Netherlands, with outlets in Germany, Denmark, France, Luxembourg and Belgium.

          TSYS Prepaid announced it was sponsoring the creation of an industry-wide prepaid card trade association. The trade association will help advance the rapidly evolving prepaid market, focusing primarily on branded cards using open networks such as Visa and MasterCard, as well as EFT and ATM networks.

          TSYS announced that Answers, etc. will use TSYS Prepaid's platform to power the Zoomcard Prepaid MasterCard. The Zoomcard, issued by KeyBank, is accepted at more than 900,000 ATMs and more than 24 million merchant locations worldwide.

Industry Developments

     Consolidation among financial institutions, particularly in the area of credit card operations continued to be a major industry risk. During 2005, the following consolidations and industry events occurred:

          Bank of America Corporation announced a definitive agreement to acquire MBNA Corporation. With the acquisition, Bank of America will become one of the largest card issuers in the United States.

          Washington Mutual Inc., the nation's largest savings and loan, announced it was buying Providian Financial Corp.

          Multiple data breaches, including credit card data security breaches, were announced that allowed unauthorized access to consumer profiles. A bill under consideration in the Senate would require U.S. businesses to make data-security breaches public, with those failing to do so facing possible criminal prosecution.

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

GOODWILL: The Company's annual impairment analyses of its unamortized goodwill balance as of May 31, 2005 did not result in any impairment.

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

Line of Credit
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At June 30, 2005, TSYS did not have an outstanding balance on the line of credit.

Off-Balance Sheet Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.

Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30, 2005 and 2004:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2005             2004            2005 vs. 2004
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    52.9  %         63.9  %            17.3  %
       Merchant services                                         16.8             2.4              899.0
       Other services                                            11.0            14.4                8.4
                                                           -------------      ----------
          Revenues before reimbursable items                     80.7            80.7               41.7
       Reimbursable items                                        19.3            19.3               41.6
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               41.6
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      28.6            28.4               42.6
       Net occupancy and equipment expense                       16.7            23.0                3.0
       Other operating expenses                                  16.8            13.0               83.0
                                                           -------------      ----------
           Expenses before reimbursable items                    62.1            64.4               36.6
       Reimbursable items                                        19.3            19.3               41.6
                                                           -------------      ----------
           Total expenses                                        81.4            83.7               37.8
                                                           -------------      ----------
           Operating income                                      18.6            16.3               61.5
     Nonoperating income                                          0.1             0.2                2.3
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             18.7            16.5               60.9
     Income taxes                                                 6.5             6.4               44.7
     Minority interests in consolidated subsidiaries' net
        income                                                   (0.0)           (0.0)             (36.3)
     Equity in income of joint ventures                           0.1             2.3              (91.2)
                                                           -------------      ----------
          Net income                                             12.3  %         12.4  %            41.1  %
                                                           =============      ==========

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30, 2005 and 2004:


                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2005             2004            2005 vs. 2004
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    55.5  %         63.0  %            16.4  %
       Merchant services                                         12.6             2.3              623.5
       Other services                                            12.3            14.4               13.5
                                                           -------------      ----------
          Revenues before reimbursable items                     80.4            79.7               33.4
       Reimbursable items                                        19.6            20.3               27.6
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               32.2
                                                           -------------      ----------

     Expenses:
       Salaries and other personnel expense                      28.2            29.6               26.2
       Net occupancy and equipment expense                       17.6            21.6                7.5
       Other operating expenses                                  15.8            12.6               66.3
                                                           -------------      ----------
           Expenses before reimbursable items                    61.6            63.8               27.8
       Reimbursable items                                        19.6            20.3               27.6
                                                           -------------      ----------
           Total expenses                                        81.2            84.1               27.7
                                                           -------------      ----------
           Operating income                                      18.8            15.9               56.0
     Nonoperating income                                          0.1             0.0              717.1
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             18.9            15.9               57.2
     Income taxes                                                 6.8             6.1               45.9
     Minority interests in consolidated subsidiaries' net
        income                                                   (0.0)           (0.0)             (29.8)
     Equity in income of joint ventures                           0.6             2.1              (64.6)
                                                           -------------      ----------
          Net income                                             12.7  %         11.9  %            41.4  %
                                                           =============      ==========

Revenues
     Total revenues increased $120.6 million and $185.4 million, or 41.6% and 32.2%, respectively, during the three and six months ended June 30, 2005, compared to the same periods in 2004. The increase in revenues for the three months and six months ended June, 2005 includes an increase of $0.9 million and $2.0 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $97.4 million and $153.2 million, or 41.7% and 33.4%, respectively, during the three and six months ended June 30, 2005, compared to the same periods in 2004.

International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. Total revenues from clients domiciled outside the United States for the three and six months ended June, 2005 and 2004, respectively, are summarized below:


                                 Three months ended                               Six months ended
                                       June 30,                                        June 30,
                       ------------------------------------------------------------------------------------------------
(in millions)                   2005        2004     % Change                 2005         2004     % Change
                            ---------------------------------------       ---------------------------------------------
Europe                     $     31.3        24.2         29.4%          $     64.4         45.5         41.5%
Canada                           22.4        21.3          5.5                 43.5         41.0          6.1
Japan                             3.9         3.4         15.0                  7.6          6.9         11.4
Mexico                            1.7         2.9        (41.0)                 3.4          5.8        (42.1)
Other                             0.8         0.6         12.2                  1.2          1.4         (6.0)
                            ---------------------------------------       ---------------------------------------------
    Totals                 $     60.1        52.4         14.6%          $      120.1      100.6         19.5%
                            =======================================       =============================================

     Total revenues from clients based in Europe were $31.3 million and $64.4 million for the three and six months ended June 30, 2005, a 29.4% and 41.5% increase compared to the $24.2 million and $45.5 million for the same periods last year. The growth in revenues in 2005 from clients based in Europe was a result of the growth of existing clients, the conversion of new accounts, the effect of currency translation and the increased use of value added products and services by clients in Europe.

     Total revenues from clients based in Mexico were $1.7 million and $3.4 million for the three and six months ended June 30, 2005, a 41.0% and 42.1% decrease compared to the $2.9 million and $5.8 million for the same periods last year. During 2003, a Mexican client notified the Company of its intentions to utilize its internal global platform and to deconvert in mid-2004. As a result, revenues for 2005 from Mexico have decreased significantly when compared to revenues from Mexico for 2004.

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

     For the three months ended June 30, 2005 and 2004, value added products and services represented 12.1% and 12.9%, respectively, of total revenues. For the six months ended June 30, 2005 and 2004, value added products and services represented 12.6% and 13.3%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 33.1%, or $12.3 million and 25.2% and $19.2 million, for the three and six months ended June 30, 2005 compared to the same periods last year.

Major Customer
     A significant amount of the Company's revenues are derived from long-term contracts with large clients, including certain major customers. For the three months ended June 30, 2005, the Company had one major customer which accounted for approximately 23.8%, or $97.8 million, of total revenues. For the three months ended June 30, 2004, TSYS had one major customer that accounted for 19.0%, or $54.9 million, of total revenues. For the six months ended June 30, 2005, the Company had one major customer which accounted for approximately 22.4%, or $170.0 million, of total revenues. For the six months ended June 30, 2004, TSYS had one major customer that accounted for 18.6%, or $107.2 million, of total revenues.

     As previously mentioned, on January 25, 2005, the Company announced that it had extended its agreement with its major customer for an additional five years through 2014.

Electronic Payment Processing Services
     Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $32.1 million, or 17.3% and $59.4 million, or 16.4%, for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.

                                       Accounts on File (AOF) Data (in millions):
AOF
                                                2005             2004            % Change
                                            -------------     ------------    -----------------
     At June 30,                                   388.6            287.0              35.4%
     QTD Average                                   380.7            285.0              33.6%
     YTD Average                                   371.8            281.6              32.0%

AOF by Portfolio Type
                                                         2005                         2004
                                            ----------------------------    --------------------------
     At June 30,                                AOF             %               AOF           %               % Change
     -----------------------------------    ------------- --------------    ------------ -------------     ----------------
     Consumer                                      230.0           59.2           152.0          53.0               51.3
     Retail                                         92.2           23.7            86.5          30.1                6.5
     Commercial                                     28.8            7.4            22.9           8.0               26.1
     Government services                            17.1            4.4            14.6           5.1               16.9
     Stored value                                   13.2            3.4             4.5           1.5              196.2
     Debit                                           7.3            1.9             6.5           2.3               11.5
     -----------------------------------    ----------------------------    --------------------------
         Total                                     388.6          100.0           287.0         100.0               35.4
                                            ============================    ==========================

AOF by Geographic Area
                                                        2005                          2004
                                          -----------------------------   -----------------------------
      At June 30,                                 AOF            %               AOF            %            % Change
      ----------------------------------  -----------------------------   -----------------------------  ------------------
      Domestic                                    335.5           86.3              240.1         83.7            39.7
      International                                53.1           13.7               46.9         16.3            13.2
      ----------------------------------  -----------------------------   -----------------------------
          Total                                   388.6          100.0              287.0        100.0            35.4
                                          =============================   =============================

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of processing clients.

Activity in AOF
                                                           June 2004 to June          June 2003 to June
                                                                 2005                       2004
                                                        ----------------------     ----------------------
     Beginning balance                                                  287.0                      262.5
       Internal growth of existing clients                               38.5                       29.6
       New clients                                                       69.3                        6.6
       Purges/Sales                                                      (5.0)                      (7.4)
       Deconversions                                                     (1.2)                      (4.3)
                                                         ----------------------     ----------------------
     Ending balance                                                     388.6                      287.0
                                                         ======================     ======================

     On March 3, 2003, the Company announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS is to provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS is to license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. This agreement has been superseded by the agreement with JP Morgan Chase & Co. (Chase) as described below. The Company used the percentage-of-completion accounting method for its agreement with Bank One and recognized revenues in proportion to costs incurred. TSYS' revenues from Bank One were less than 10% of total revenues for the three and six months ended June 30, 2005.

     On July 1, 2004, Bank One and Chase merged under the name Chase. On October 13, 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. The agreement extends a relationship that started with TSYS and the former Bank One Corp. in March 2003. Pursuant to the revised agreement, the first phase of the project was executed successfully and Bank One's remaining accounts were converted to a modified version of TS2 processing platform during the fourth quarter of 2004, according to the project's original schedule. TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term.

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

     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. For the three and six months ended June 30, 2005, TSYS' revenues from the agreement with Sears represented less than 10% of TSYS' consolidated revenues. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup will move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that is expected to occur in the second quarter of 2006. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank's California Commerce consumer accounts, according to the terms of the existing agreements for those portfolios. The impact of the expected deconversion of the Sears portfolio on the financial position, results of operation and cash flows of TSYS cannot be determined at this time.

     On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid. Refer to Note 9 in the notes to unaudited consolidated financial statements for more information on the acquisition of TSYS Prepaid. For the three and six months ended June 30, 2005, TSYS' electronic payment processing services revenues include $6.4 million and $12.9 million, respectively, of TSYS Prepaid's revenues.


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

     Revenues from merchant services consist of revenues generated by TSYS' wholly owned subsidiary Vital and majority owned subsidiary GP Net. Merchant services revenue for the three and six months ended June 30, 2005 was $68.7 million and $95.8 million, respectively, compared to $6.9 million and $13.2 million for the same periods last year. The increase is completely attributable to the consolidation of Vital's results effective March 1, 2005. Prior to the acquisition of Vital, TSYS' revenues included fees TSYS charged to Vital for back-end processing support.

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

Other Services
     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS' business process management services. Revenues from other services increased $3.5 million, or 8.4%, for the three months ended June 30, 2005, compared to the same period in 2004. Revenues from other services increased $11.2 million, or 13.5%, for the six months ended June 30, 2005, compared to the same period in 2004. Other services revenue increased primarily due to increased loyalty services from ESC and from new customers added since last year for business process management services.

Reimbursable Items
     As a result of the FASB's Emerging Issues Task Force No. 01-14 (EITF No. 01-14), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $23.2 million, or 41.6%, for the three months ended June 30, 2005, as compared to the same period last year. Reimbursable items increased $32.2 million, or 27.6 %, for the six months ended June 30, 2005, as compared to the same period last year. Of the $23.2 million and $32.2 million increase for the three and six months ended June 30, 2005, $11.7 million and $15.7 million, respectively is attributable to Vital and TSYS Prepaid. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage.

     A summary of the reimbursable revenues for the three and six months ended June 30, 2005, as compared to 2004, is provided below:

                                              Three months ended                           Six months ended
                                                    June 30,                                     June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                  Percent                                       Percent
    (in thousands)                            2005          2004       Change            2005           2004         Change
-----------------------------------------------------------------------------------------------------------------------------
    Postage                               $  41,581        37,621      10.5%          $   82,637         80,230       3.0%
    Card association access fees             18,440         4,468     312.7               28,295          8,323     240.0
    Other                                    19,154        13,843      38.4               37,851         28,011      35.1
                                     -----------------------------              --------------------------------
        Total                             $  79,175        55,932      41.6%          $  148,783        116,564      27.6%
                                     =============================              ================================

Operating Expenses
     Total expenses increased 37.8% and 27.7% for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The increase in expense includes an increase of $1.0 million and $2.1 million for the three and six months ended June 30, 2005 and 2004, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, total expenses increased 36.6% and 27.8% for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The increase in operating expenses is attributable to changes in each of the expense categories as described below.

Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expenses for the three and six months ended June 30, 2005:

                                           Three months ended                           Six months ended
                                                June 30,                                     June 30,
                                  ------------------------------------------------------------------------------------
(in thousands)                        2005         2004          % Change         2005        2004          % Change
                                  ----------------------------------------    ----------------------------------------
Salaries                         $      86,644      67,919           27.6%   $  164,723     136,838           20.4%
Employee benefits                       27,979      12,073          131.7        48,802      28,962           68.5
Nonemployee wages                        4,840       3,647           32.7         8,354       7,764            7.6
Other                                    2,556       1,682           52.0         3,279       2,659           23.3
Less capitalized expenses               (4,818)     (3,097)          55.6       (10,440)     (6,137)          70.6
                                  ---------------------------                 ---------------------------
    Totals                       $     117,201      82,224           42.6%   $  214,718     170,086           26.2%
                                  ===========================                 ===========================

     Salaries and other personnel expenses increased $35.0 million, or 42.6%, for the three months ended June 30, 2005, compared to the same period in 2004. For the six months ended June 30, 2005, salaries and other personnel expenses increased $44.6 million, or 26.2%, compared to the same period in 2004. Of the $35.0 million and $44.6 million increase for the three and six months for 2005, respectively, $19.3 million and $27.4 million are the result of employee related expenses of Vital and TSYS Prepaid. In addition, the change in employment expenses is associated with the normal salary increases and related benefits, as well as higher levels of employment costs capitalized as software development and contract acquisition costs. The growth in employment expenses included an increase in the accrual for performance-based incentive benefits.

     The Company's salaries and personnel expense is greatly influenced by the number of employees. Below is a summary of the Company's employee data:

         Employee Data:
         (Full-time Equivalents)                    2005              2004            % Change
         -----------------------------------    --------------    -------------    ----------------
         At June 30,                                    6,475            5,519               17.3
         QTD Average                                    6,432            5,504               16.9
         YTD Average                                    6,111            5,564                9.8

     Through the first six months of 2005, TSYS added 783 employees associated with the acquisition of Vital. At June 30, 2005, TSYS had 89 employees associated with the TSYS Prepaid acquisition.

Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expenses:

                                                      Three months ended                            Six months ended
                                                           June 30,                                     June 30,
                                          ---------------------------------------------------------------------------------------
(in thousands)                                   2005         2004          % Change       2005          2004          % Change
                                            -----------------------------------------   -----------------------------------------
Depreciation and amortization             $         26,267       19,984        31.4%   $     49,768        39,426        26.2%
Equipment and software rentals                      21,144       24,330       (13.1)         45,732        46,775        (2.2)
Repairs and maintenance                             13,657        6,952        96.5          21,803        18,362        18.7
Impairment of developed software                         -       10,059      (100.0)          3,137        10,059       (68.8)
Other                                                7,428        5,168        43.9          13,449         9,920        35.6
                                            ----------------------------                ----------------------------
    Totals                                 $        68,496       66,493         3.0%   $    133,889       124,542         7.5%
                                            ============================                ============================

     Net occupancy and equipment expense increased $2.0 million, or 3.0%, and $9.3 million, or 7.5%, for the three and six months ended June 30, 2005 over the same periods in 2004, respectively. Of the $2.0 million and $9.3 million increase for the three and six months ended June 30, 2005, respectively, $5.5 million and $7.2 million are the result of occupancy and equipment related expenses of Vital and TSYS Prepaid.

     In March 2005, TSYS recognized an impairment loss on developed software of $3.1 million. Also, the results for 2005 include expenses associated with the new data centre in Europe, which became operational in August 2004.

     The Company was developing its Integrated Payments (IP) Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. Through 2004, the Company invested a total of $6.3 million since the project began.

     Development relating specifically to the IP on-line debit platform primarily consisted of a third-party software solution. During the first quarter of 2005, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. With the acquisition of Vital and debit alternatives now available, TSYS determined that it would no longer market this third-party software product as its on-line debit solution. TSYS will continue to support this product for existing clients and will enhance and develop a new solution. As a result, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to this asset. The impairment charge is reflected in the domestic-based support services segment. As a result of the impairment charge, TSYS now has $3.2 million capitalized as of June 30, 2005 related to IP on-line debit platform.

     The Company has decided to construct a 102,000 square foot data centre in the Western part of the United States as part of its disaster recovery plan. The Company expects to break ground on a $35-40 million facility located in Chandler, Arizona in September 2005. Construction is expected to take approximately one year. Management has decided to bring the disaster recovery function in-house instead of relying on third-party providers. The savings from bringing this service in-house will offset some of the expenses associated with the new facility.

Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three and six months ended June 30, 2005 and 2004:

                                                 Three months ended                       Six months ended,
                                                      June 30,                                 June 30,
                                          ----------------------------------       ----------------------------------
(in thousands)                                 2005       2004     % Change              2005       2004   % Change
                                          ----------------------------------       ----------------------------------
Professional advisory services             $   11,876     2,065       475.2  %   $      16,384    3,708       341.9 %
Third-party data processing services           11,653     1,317       784.0             16,450    2,616       529.0
Court costs associated with debt
  collection services                           8,295     8,225         0.8             16,276   18,032        (9.7)
Terminal deployment costs                       7,413         -          nm              9,711        -          nm
Supplies and stationery                         7,389     6,379        15.8             14,070   13,082         7.6
Travel and business development                 6,069     2,422       150.6              7,387    4,468        65.3
Amortization of conversion costs                3,720     2,797        33.0              7,174    5,515        30.1
Management fees                                 2,026     2,231         9.2              4,097    4,481        (8.6)
Amortization of acquisition intangibles         1,931       467       314.4              3,222      933       245.6
Transaction processing provisions               1,486     3,940       (62.3)             4,595    4,865        (5.5)
Bad debt expense and billing adjustments         (490)     (669)      (26.6)             2,688   (1,373)     (295.8)
Other                                          15,863     8,527        86.2             28,388   15,960        77.9
Less capitalized expenses                      (8,206)        -          nm            (10,257)     (35)         nm
                                             -------------------                   ---------------------
    Totals                                 $   69,025    37,701        83.0 %    $     120,185   72,252        66.3 %
                                             ===================                   =====================

nm = not meaningful

     Other operating expenses for the three and six months ended June 30, 2005 increased $31.3 million and $47.9 million, or 83.0% and 66.3%, respectively, as compared to the same periods in 2004. Of the $31.3 million and $47.9 million increases, $32.2 million and $47.0 million, respectively, is the result of other operating related expenses of Vital and TSYS Prepaid.

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

Operating Income
     Operating income increased 61.5% and 56.0% for the three and six months ended June 30, 2005, respectively, over the same periods in 2004. The Company's operating profit margin for the three and six months ended June 30, 2005 was 18.6% and 18.8%, respectively, compared to 16.3% and 15.9% for the same periods last year. The margins for 2005 increased when compared to the same period in 2004 mainly as a result of the consolidated results of Vital, increased revenues and benefits associated with increased operating leverage.

     The Company's operating profit is impacted by the acquisition of Vital. Prior to acquiring control, TSYS accounted for its investment in Vital using the equity method of accounting. Only TSYS' share of Vital's earnings was included in TSYS' net income. After acquiring control of Vital, TSYS began consolidating Vital's results of operations. By consolidating the results of Vital, the impact will increase operating profit as compared to periods that TSYS used the equity method of accounting.

     Management believes that reimbursable items distort operating profit margin as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon operating margin excluding reimbursable items. Management believes that operating profit margin excluding reimbursable items is more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients. Excluding reimbursable items, the Company's operating profit margin for the three months ended June 30, 2005 was 23.1%, compared to 20.2% for the three months ended June 30, 2004; for the six months ended June 30, 2005, the Company's operating margin excluding reimbursables was 23.3%, compared to 19.9% for the same period last year.

     Below is the reconciliation between reported operating margins and adjusted operating margins excluding reimbursable items for the three and six months ended June 30, 2005 and 2004, respectively:

                                                                 Three months ended                   Six months ended
                                                                      June 30,                            June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                               2005              2004              2005               2004
--------------------------------------------------------------------------------------------------------------- -----------------
Operating income (a)                                  $           76,346            47,272            142,652            91,414
                                                         ================= ================= ================== =================
Total revenues (b)                                    $          410,243           289,622            760,227           574,858
                                                         ================= ================= ================== =================
Operating margin (as reported) (a)/(b)                              18.6%             16.3%              18.8%             15.9%
                                                         ================= ================= ================== =================
Revenue before reimbursable items (c)                 $          331,068           233,690            611,444           458,294
                                                         ================= ================= ================== =================
Adjusted operating margin (a)/(c)                                   23.1%             20.2%              23.3%             19.9%
                                                         ================= ================= ================== =================

Nonoperating Income (Expense)
     Interest income for the three months ended June 30, 2005 was $1.1 million, an increase of $541,000, compared to $537,000 million for the same period in 2004. Interest income for the six months ended June 30, 2005 was $2.3 million, an increase of approximately $1.3 million, compared to $1.0 million for the same period in 2004. The increase in interest income is primarily attributable to the fluctuations in cash available for investment and changes in short-term interest rates.

     Interest expense for the three months ended June 30, 2005 was $105,000, an increase of $66,000, compared to $39,000 for the same period in 2004. Interest expense for the six months ended June 30, 2005 was $175,000, a decrease of $607,000, compared to $782,000 for the same period in 2004. The decrease is the result of the interest expense in 2004 related to the Company's software obligations. On March 31, 2004, TSYS paid the remaining obligations for mainframe software licenses.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $494,000 and $827,000 for the three and six months ended June 30, 2005, respectively, relates to the translation of cash accounts. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2005 was approximately $5.3 million, the majority of which is denominated in Euros.

Income Taxes
     TSYS' effective income tax rate for the three months ended June 30, 2005 was 34.8%, compared to 34.2% for the same period in 2004. TSYS' effective income tax rate for the six months ended June 30, 2005 was 35.0%, compared to 34.2% for the same period in 2004. The increase in the effective tax rate for the three and six months ended June 30, 2005 is a result of increased foreign earnings. The calculation of the effective tax rate is income taxes divided by TSYS' pretax income adjusted for minority interests in consolidated subsidiaries' net income and equity earnings of the Vital joint venture. The Company expects its effective income tax rate for 2005 to be approximately 34%-35%.

Equity in Income of Joint Ventures
     TSYS' share of income from its equity in joint ventures was $590,000 and $6.7 million for the three months ended June 30, 2005 and 2004, respectively. TSYS' share of income from its equity in joint ventures was $4.3 million and $12.3 million for the six months ended June 30, 2005 and 2004, respectively. The decreases for the quarter and first six months are primarily attributable to the purchase of the remaining 50% of Vital on March 1, 2005 and the inclusion of Vital's operating results in TSYS' statement of income. Refer to Note 9 in the notes to unaudited consolidated financial statement for more information on the acquisition of Vital.

Vital Processing Services, L.L.C.
     As a result of the acquisition of control of Vital, TSYS changed from the equity method of accounting for the investment in Vital and began consolidating Vital's balance sheet and results of operations in the statements of income beginning March 1, 2005. For the two months in 2005 prior to the acquisition, the Company's equity in income of joint ventures related to Vital was $3.2 million.

TSYS de Mexico
     The Company has a joint venture with a number of Mexican banks and records its 49% ownership in the joint venture using the equity method of accounting. The operation, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), prints statements and provides card-issuing support services to the joint venture clients.

     During the three and six months ended June 30, 2005, the Company's equity in income of joint ventures related to TSYS de Mexico was $590,000 and $1.1 million, respectively, representing an 84.9% and 58.3% increase, or $272,000 and $405,000, compared to $318,000 and $693,000, respectively, for the same periods in the prior year.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. This processing support fee decreased as a result of the deconversion of a TSYS client in Mexico. Below is a summary of the fee for the three and six months ended June 30, 2005 and 2004, respectively.

         Processing support fee                                   2005              2004
         ---------------------------------------------------------------------------------------
         For the three months ended June 30,                        $35,600           46,000
         For the six months ended June 30,                           69,000          108,000

Net Income
     Net income for the three months ended June 30, 2005 increased 41.1% to $50.6 million, or basic and diluted earnings per share of $0.26, compared to $35.9 million, or basic and diluted earnings per share of $0.18, for the same period in 2004. Net income for the six months ended June 30, 2005 increased 41.4% to $96.8 million, or basic and diluted earnings per share of $0.49, compared to $68.4 million, or basic and diluted earnings per share of $0.35, for the same period in 2004.

Net Profit Margin
     The Company's net profit margin for the three months ended June 30, 2005 was 12.3%, compared to 12.4% for the same period last year. The Company's net profit margin for the six months ended June 30, 2005 was 12.7%, compared to 11.9% for the same period last year.

     The Company's net profit margin is also impacted by the acquisition of Vital. Prior to acquiring control, TSYS accounted for its investment in Vital using the equity method of accounting. Only TSYS' share of Vital's earnings was included in TSYS' net income. After acquiring control of Vital, TSYS began consolidating Vital's results of operations on March 1, 2005. By consolidating the results of Vital, the impact will be a lower net profit margin as compared to periods that used the equity method of accounting.

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

     Excluding reimbursable items, the Company's net profit margin for the three months ended June 30, 2005 was 15.3%, compared to 15.4% for the three months ended June 30, 2004. Excluding reimbursable items, the Company's net profit margin for the six months ended June 30, 2005 was 15.8%, compared to 14.9% for the six months ended June 30, 2004.

     Below is the reconciliation between reported net profit margin and adjusted net profit margin excluding reimbursable items for the three and six months ended June 30, 2005 and 2004, respectively:


                                                                Three months ended                   Six months ended
                                                                     June 30,                            June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                              2005              2004              2005              2004
--------------------------------------------------------------------------------------------------------------------------------
Net income (a)                                       $           50,643            35,886            96,766             68,447
                                                        ================= ================= ================= ==================
Total revenues (b)                                   $          410,243           289,622           760,227            574,858
                                                        ================= ================= ================= ==================
Net profit margin (as reported) (a)/(b)                            12.3%             12.4%             12.7%              11.9%
                                                        ================= ================= ================= ==================
Revenue before reimbursable items (c)                $          331,068           233,690           611,444            458,294
                                                        ================= ================= ================= ==================
Adjusted net profit margin (a)/(c)                                 15.3%             15.4%             15.8%              14.9%
                                                        ================= ================= ================= ==================

Projected Outlook for 2005
     On July 19, 2005, TSYS announced it was raising its projected outlook for 2005. TSYS now expects its 2005 net income growth to be in the range of 25%-28%, based on the following assumptions: total revenues increasing 31%-33% in 2005; revenues before reimbursable items increasing 33%-35%; Vital adding $225-$235 million in annual revenue; and accounts on file at the end of 2005 increasing to approximately 430-435 million.

     On April 14, 2005, the Securities and Exchange Commission (SEC) approved a rule that delays the effective date of SFAS No. 123R for public companies that do not file as small business issuers until the first annual or interim reporting period of the first fiscal year that begins on or after June 15, 2005. The Company plans on adopting SFAS No. 123R on January 1, 2006. The Company expects that the impact of adopting SFAS No. 123R for expensing existing stock options will have a negative impact upon its results of operations and statement of financial position. The Company expects that the impact of expensing existing stock option grants, as well as the impact of any anticipated stock option grants to be approximately $0.02-$0.03 per share in 2006. The Company does not expect the impact of adopting SFAS No. 123R to have a material impact upon its cash flow.

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

Cash Flows From Operating Activities

                                                                                                Six months ended
                                                                                                    June 30,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005              2004
      --------------------------------------------------------------------------------------------------------------------
      Net income                                                                    $           96,766            68,447
      Depreciation and amortization                                                             69,522            52,781
      Other non cash items and charges, net                                                     13,366            11,868
      Working capital items                                                                   (141,901)          (20,641)
                                                                                       ----------------- -----------------
      Net cash provided from operating activities                                   $           37,753           112,455
                                                                                       ================= =================

     TSYS' main source of funds is derived from operating activities, specifically net income. During the six months ended June 30, 2005, the Company generated $37.8 million in cash from operating activities compared to $112.5 million for the same period last year. The decrease in 2005 in net cash provided from operating activities was the result of the use of cash for working capital items.

     Working capital items include accounts receivable, prepaid expenses and other assets, accounts payable, accrued salaries and employee benefits and other current liabilities. The change in accounts receivable at June 30, 2005 as compared to December 31, 2004 is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments for long-term software contracts, funding of performance-based incentives and payments of vendor invoices.

Cash Flows From Investing Activities

                                                                                                Six months ended
                                                                                                    June 30,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005              2004
      -------------------------------------------------------------------------------------------------------------------
      Purchase of property and equipment, net                                       $         (20,383)          (39,326)
      Additions to licensed computer software from vendors                                    (10,647)          (14,001)
      Additions to internally developed computer software                                     (10,388)           (3,703)
      Cash used in acquisitions, net of cash acquired                                         (56,983)                -
      Dividends from joint ventures                                                             1,659            15,876
      Contract acquisition costs                                                              (10,981)           (3,283)
                                                                                       ----------------- -----------------
        Net cash used in investing activities                                       $        (107,723)          (44,437)
                                                                                       ================= =================

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The major source of funds from investing activities is the dividend payment from its joint ventures. The Company used $107.7 million in cash for investing activities for the six months ended June 30, 2005, compared to $44.4 million for the same period in 2004. The major use of cash for investing activities in 2005 was for the purchase of Vital.

Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended June 30, 2005 and 2004 were $9.7 million and $20.4 million, respectively. For the six month period ended June 30, 2005, capital expenditures for property and equipment were $20.4 million compared to $39.3 million during the same period last year. The majority of the capital expenditure amounts in 2004 relate to computer equipment and the completion of the new European data centre.

     As previously discussed on page 32, the Company has decided to construct a 102,000 square foot data centre in Chandler, AZ as part of its disaster recovery plan. The Company expects to break ground on the $35-40 million facility in September 2005 and should be completed in one year.

Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $4.7 million and $6.6 million for the three months ended June 30, 2005 and 2004, respectively. Expenditures for licensed computer software from vendors for the six months ended June 30, 2005 were $10.6 million, compared to $14.0 million for the same period in 2004. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second or MIPS.

Internally Developed Computer Software Costs
     Additions to capitalized software development costs for the six months ended June 30, 2005 were $10.4 million, compared to $3.7 million for the same period in 2004. The following table is a summary of the additions to internally developed computer software costs by project for the six months ended June 30, 2005 and 2004, respectively:

                                                               Six months ended
                                                                   June 30,
                                                  -------------------------------------------
         (in millions)                                         2005              2004
         ------------------------------------------------------------------------------------
         Vital Express                             $                 8.2                   -
         MSII                                                        1.8                   -
         Other                                                       0.4                 3.7
                                                         ----------------- ------------------
             Total                                 $                 10.4                3.7
                                                         ================= ==================

     The increase in the amount capitalized as software development costs in 2005, as compared to 2004, is mainly attributable to Vital's development of Vital Express and MSII. The Company remains committed to developing and enhancing its processing solutions to expand its service offerings. In addition to developing solutions, the Company has expanded its service offerings through strategic acquisitions, such as TSYS Prepaid.

     Through its Vital subsidiary, the Company is internally developing two software projects - MSII and Vital Express. MSII is the enhanced version of the current Merchant Accounting System Initiator (MAS) system that was originally developed by TSYS in the mid-1970's. This project had reached technological feasibility prior to TSYS' acquisition of control of Vital and is expected to be introduced in the marketplace in 2006. The Company capitalized approximately $1.8 million since acquiring Vital, and has a total of $2.3 million capitalized since the project began.

     Vital Express is currently being developed by Vital and is a tool that will provide a single point of entry system which enables acquirers to more easily load and maintain their merchant populations. Vital Express is expected to be introduced in the marketplace in 2006. This project had reached technological feasibility prior to TSYS' acquisition of control of Vital. The Company capitalized approximately $8.2 million since acquiring Vital, and has a total of $16.6 million capitalized since the project began.

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

     The Company was developing its Integrated Payments Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company invested a total of $6.3 million since the project began. As previously mentioned on page 32, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. In March 2005, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to its on-line debit solution. As of June 30, 2005, the Company has $3.2 million capitalized related to this asset.

Cash Used in Acquisitions
     During the first quarter of 2005, the Company purchased Vital for approximately $95.8 million, and had direct acquisition costs of $782,000.

Dividends Received from Joint Ventures
     During 2005, the Company received a dividend payment of $1.7 million from TSYS de Mexico, compared to $876,000 for the same period last year. In 2004, the Company received a dividend payment of $15.0 million from its Vital joint venture.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $5.6 million for the three months ended June 30, 2005, bringing the total for 2005 to $11.0 million, compared to $3.3 million for the six months ended June 30, 2004. The Company did not have a cash payment for processing rights for the six months ended June 30, 2005 or 2004.

     Conversion cost additions were $11.0 million and $3.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase in the amount of conversion cost additions for 2005, as compared to 2004, is the result of the discontinued use of the percentage-of-completion accounting method for TSYS' agreement with Bank One.

Cash Flows From Financing Activities

                                                                                                Six months ended
                                                                                                    June 30,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005              2004
      --------------------------------------------------------------------------------------------------------------------
      Proceeds from borrowings of long-term debt                                   $           48,142                 -
      Principal payments on long-term debt borrowings,  capital lease obligations
          and software obligations                                                            (48,923)          (42,039)
      Dividends paid on common stock                                                          (15,757)           (7,873)
      Purchase of common stock                                                                      -            (1,188)
      Other                                                                                       427             1,192
                                                                                       ----------------- -----------------
        Net cash used in financing activities                                      $          (16,111)          (49,908)
                                                                                       ================= =================

     The major use of cash for financing activities has been the principal payments on capital lease and software obligations, the payment of dividends and the purchase of stock under the stock repurchase plan as described below. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the six months ended June 30, 2005 was $16.1 million mainly as a result of the payments of dividends. Net cash used in financing activities for the six months ended June 30, 2004 was $49.9 million mainly as a result of the payments related to the software obligations, and to a lesser extent, the purchases of common stock and payments of dividends.

Software Obligations
     On March 31, 2004, the Company paid in full the obligations related to licensed mainframe software. The effective interest rates related to the software obligations were well above current market rates.


Line of Credit
     TSYS has a $45.0 million long-term line of credit from a banking affiliate of Synovus. A detailed discussion related to the line of credit is in Note 6 in the notes to the unaudited consolidated financial statements on page 16. During the six months ended June 30, 2005, the Company utilized the automatic draw-down facility for temporary funding and repaid the balances within days of borrowing.

Stock Repurchase Plan
     On April 15, 2003, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares were to be purchased from time to time over a two year period and depended on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares will be used for general corporate purposes. Between January 2005 and April 2005, the Company did not purchase any shares. Since the plan was announced, the Company purchased 577,491 shares at an average cost of $19.07 per share. The plan expired on April 15, 2005.

Dividends
     Dividends on common stock of $7.9 million were paid during the three months ended June 30, 2005, bringing the total for 2005 to $15.8 million compared to $7.9 million paid during the six months ended June 30, 2004. On April 21, 2005, the Company announced an increase in its quarterly dividend of 50% from $0.04 to $0.06 per share. This dividend amount was paid on July 1, 2005, to shareholders of record at the close of business on June 23, 2005. On April 15, 2004, the Company announced it would double its quarterly dividend from $0.02 to $0.04 per share.

Significant Noncash Transactions
     During the first quarter of 2005, the Company issued 221,902 shares of common stock with a market value of $5.1 million to certain key executive officers and non-management members of its board of directors under restricted stock bonus awards for services to be provided by such officers and directors in the future. The market value of the common stock at the date of issuance is included in the shareholders' equity section of the Company's consolidated balance sheet and is amortized as compensation expense over the vesting period of the awards. Common stock issued under restricted stock bonus awards is considered outstanding for purposes of the computation of basic and diluted earnings per share.

     On July 19, 2005, the Company issued 5,000 shares of common stock with a market value of $120,000 to a certain key officer under a restricted stock bonus award for services to be provided by such officer in the future. The market value of the common stock is amortized as compensation expense over the vesting period of the award.

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

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 1.7. At June 30, 2005, TSYS had working capital of $184.0 million compared to $170.3 million at December 31, 2004.


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

     On April 14, 2005, the Securities and Exchange Commission (SEC) approved a rule that delays the effective date of SFAS No. 123R for public companies that do not file as small business issuers until the first annual or interim reporting period of the first fiscal year that begins on or after June 15, 2005. The Company plans on adopting SFAS No. 123R on January 1, 2006. The Company expects that the impact of adopting SFAS No. 123R for expensing existing stock options will have a negative impact upon its results of operations and statement of financial position. The Company expects that the impact of expensing existing stock option grants to be approximately $0.02-$0.03 per share in 2006. The Company does not expect the impact of adopting SFAS No. 123R to have a material impact upon its cash flow.

     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of SFAS No. 154 on its financial position, results of operations or cash flows to be material.

Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding the expected deconversion of the Sears consumer MasterCard and private-label accounts in the second quarter of 2006, TSYS' expectation that it will maintain the card-processing functions of Chase for at least two years, TSYS' expectation with respect to the impact of the Chase contract on its earnings per share growth for 2005 and 2006, TSYS' expectation that it will continue supporting commercial card accounts for Citibank, as well as Citibank's California Commerce consumer accounts, the expected adoption date of expensing stock options and the expected financial impact of expensing options, TSYS' expected growth in net income for 2005, the expected time of introduction to the market of certain Vital software products, any matter that may arise out of the United States Department of Justice's investigation, and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income for 2005, an increase in total revenues of 31%-33%; Vital Processing Services adding $225-$235 million in annual revenues; accounts on file at the end of 2005 will be between 430 and 435 million; and revenue before reimbursable items increasing 33%-35%. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," "estimates," "projects," "plans," "may," "could," "should," "would," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive loss for the three months ended June 30, 2005 was $3.0 million. The amount of other comprehensive income for the three months ended June 30, 2004 was $632,000. The amount of other comprehensive loss for the six months ended June 30, 2005 was $5.4 million. The amount of other comprehensive income for the six months ended June 30, 2004 was $2.6 million. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $135.3 million, $3.9 million, $0.8 million and $13.4 million, respectively, at June 30, 2005.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pound Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $494,000 and $827,000 for the three and six months ended June 30, 2005, respectively, relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2005 was approximately $5.3 million, the majority of which is denominated in Euros.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the BPS and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the foreign-denominated cash account balance at June 30, 2005.

                                       ---------------------------------------------------------------------------------------------
                                                                       Effect of Basis Point Change
                                       ---------------------------------------------------------------------------------------------
                                                  Increase in basis point of                     Decrease in basis point of
                                       ---------------------------------------------------------------------------------------------
(in thousands)                              100               500             1,000           100           500           1,000
------------------------------------------------------ ----------------- ---------------- ------------ -------------- --------------
Effect  on income  before  income
     taxes                         $             (53)             (267)            (534)           53            267            534
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

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. As the LIBOR rate changes, TSYS will be subject to interest rate risk. At June 30, 2005, TSYS did not have an outstanding balance on the line of credit.

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

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     The  following  table  sets  forth  information   regarding  the  Company's
purchases of its common stock on a monthly basis during the three months ended June 30, 2005:

--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                                                          Maximum Number of
                                                                               Total Number of Shares   Shares That May Yet Be
                                                                                Purchased as Part of     Purchased Under the
                            Total Number of Shares   Average Price Paid per      Publicly Announced       Plans or Programs
Period                             Purchased                  Share               Plans or Programs
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
                                                                                                                     1,422,509
April 2005                                        -                       $-                        -                        -
May 2005                                          -                        -                        -                        -
June 2005                                         -                        -                        -                        -
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
     Total                                        -                       $-
                            ======================== ========================

     In April 2003, the Company announced a plan to purchase up to 2.0 million shares of its common stock from time to time and at various prices over the ensuing two years. Through April 15, 2005, the Company did not repurchase any shares of its common stock during the current year. Over the course of the plan, through April 15, 2005, the Company repurchased 577,491 shares of its common stock at a cost of $11.0 million, or an average cost of $19.07 per share. The plan expired on April 15, 2005.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 21, 2005. There were two proposals voted on at the meeting.

     Proposal I voted on at the meeting was the election of five directors. Following is a tabulation of votes for each nominee:

                                                            VOTES
                       NOMINEE                               FOR                 WITHHELD AUTHORITY TO VOTE
         ------------------------------------     --------------------------    -----------------------------
         Kriss Cloninger III                                    184,321,565                        2,811,994
         G. Wayne Clough                                        186,856,587                          276,972
         H. Lynn Page                                           186,796,086                          337,473
         Philip W. Tomlinson                                    185,995,464                        1,138,095
         Richard W. Ussery                                      186,000,456                        1,133,103

     Proposal II voted on at the meeting was the ratification of the appointment of KPMG LLP as the Independent Auditor. Following is a tabulation of votes:

                           FOR                                       186,849,961
                           AGAINST                                       240,307
                           ABSTAIN                                        43,291

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




                                                                     TOTAL SYSTEM SERVICES, INC.


 Date:  August 1, 2005                                               by:  /s/ Philip W. Tomlinson
                                                                     -------------------------------------------------------------
                                                                     Philip W. Tomlinson
                                                                     Chief Executive Officer


 Date:  August 1, 2005                                               by:  /s/ James B. Lipham
                                                                     -------------------------------------------------------------
                                                                     James B. Lipham
                                                                     Chief Financial Officer


                           TOTAL SYSTEM SERVICES, INC.
                                  Exhibit Index




     Exhibit Number          Description
     --------------------    --------------------------------------------------------------------------

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