Form 10-Q
period 2005-09-30
TOTAL SYSTEM SERVICES INC
filed 2005-11-04
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                   September 30, 2005
                                        ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            To
                                        ________________________________________

Commission  file number                                 1-10254
                                        ________________________________________

                           TSYS LOGO (OBJECT OMITTED)
                           Total System Services, Inc.
                                  www.tsys.com
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                     58-1493818
-----------------------------------         ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

        1600 First Avenue, Post Office Box 1755, Columbus, Georgia 31902
--------------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

                                  (706) 649-2262
                    -----------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                        Yes  [X]         No  [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        Yes  [  ]        No  [X]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING AS OF: November 3, 2005
------------------------------             -------------------------------------
Common Stock, $0.10 par value                           197,274,881

                           TSYS LOGO (OBJECT OMITTED)
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                                                             Page
                                                                                                            Number
Part I. Financial Information                                                                              --------
         Item 1. Financial Statements

                  Consolidated Balance Sheets (unaudited) - September 30, 2005 and December
                        31, 2004                                                                               3

                  Consolidated Statements of Income (unaudited) - Three and nine months ended
                        September 30, 2005 and 2004                                                            5

                  Consolidated Statements of Cash Flows (unaudited) - Nine months ended
                        September 30, 2005 and 2004                                                            7

                  Notes to Unaudited Consolidated Financial Statements                                         9

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                     20

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   47

         Item 4. Controls and Procedures
                                                                                                              49

Part II. Other Information
         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                  50

         Item 6. Exhibits                                                                                     51

Signatures                                                                                                    52

Exhibit Index                                                                                                 53

                                     - 2 -

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30,         December 31,
(in thousands, except per share information)                                                       2005                  2004
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents (includes $127.5 million and $176.6 million on
     deposit with a related party at 2005 and 2004, respectively)                   $             199,356               231,806
  Restricted cash (includes $7.3 million and $5.7 million on deposit with a
     related party at 2005 and 2004, respectively)                                                 29,382                24,993
  Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $14.3 million and $6.8 million at 2005 and 2004, respectively; (includes $0.2 million and $0.9 million from a related party
     at 2005 and 2004, respectively)                                                              210,162               144,827
  Deferred income tax assets                                                                       18,734                10,791
  Prepaid expenses and other current assets                                                        48,667                35,739
                                                                                     -----------------------------------------------
      Total current assets                                                                        506,301               448,156
Computer software, net of accumulated amortization of $300.1 million and $252.9
  million at 2005 and 2004, respectively                                                          278,450               268,647
Property and equipment, net of accumulated depreciation and amortization of
  $179.6 million and $158.7 million at 2005 and 2004, respectively                                272,696               263,584
Contract acquisition costs, net                                                                   159,234               132,428
Goodwill, net                                                                                     108,798                70,561
Other intangible assets, net of accumulated amortization of $4.5 million and
  $2.2 million at 2005 and 2004, respectively                                                      14,467                 4,692
Equity investments                                                                                  5,084                54,400
Other assets                                                                                       30,994                39,475
                                                                                     -----------------------------------------------
      Total assets                                                                  $           1,376,024             1,281,943
                                                                                     ===============================================














See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30,          December 31,
(in thousands, except per share information)                                                        2005                  2004
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable (includes $0.1 million and $0.3 million payable to related
     parties at 2005 and 2004, respectively)                                        $              33,237                75,188
  Accrued salaries and employee benefits                                                           67,349                46,725
  Current portion of obligations under capital leases and software obligations                      2,005                 1,828
  Other current liabilities (includes $9.6 million and $6.6 million payable to
     related parties at 2005 and 2004, respectively)                                              133,145               148,124
                                                                                     -----------------------------------------------
      Total current liabilities                                                                   235,736               271,865
Obligations under capital leases and software obligations, excluding current
  portion                                                                                           3,139                 4,508
Deferred income tax liabilities                                                                   140,064               131,106
Other long-term liabilities                                                                        19,351                 6,038
                                                                                     -----------------------------------------------
      Total liabilities                                                                           398,290               413,517
                                                                                     -----------------------------------------------
Minority interests in consolidated subsidiaries                                                     3,765                 3,814
                                                                                     -----------------------------------------------
Shareholders' equity:
  Common stock - $0.10 par value.  Authorized 600,000 shares;  197,969 and
     197,587 issued at 2005 and 2004, respectively; 197,275 and 196,849
     outstanding at 2005 and 2004, respectively                                                    19,808                19,759
  Additional paid-in capital                                                                       52,132                44,732
  Unamortized restricted stock awards                                                              (4,381)                    -
  Accumulated other comprehensive income                                                            7,681                15,373
  Treasury stock (shares of 694 and 738 at 2005 and 2004, respectively)                           (12,874)              (13,573)
  Retained earnings                                                                               911,603               798,321
                                                                                     -----------------------------------------------
     Total shareholders' equity                                                                   973,969               864,612
                                                                                     -----------------------------------------------
     Total liabilities and shareholders' equity                                     $           1,376,024             1,281,943
                                                                                     ===============================================











See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                                                            September 30,
                                                                                               -------------------------------------
(in thousands, except per share information)                                                          2005                2004
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $1.3 million from related parties for
       both 2005 and 2004, respectively)                                                      $        224,394              198,892
    Merchant services (includes $3.4 million from related parties for 2004)                             74,207                6,518
    Other services (includes $1.6 million and $1.5 million from related parties for 2005
       and 2004, respectively)                                                                          43,499               43,006
                                                                                               -------------------------------------
         Revenues before reimbursable items                                                            342,100              248,416
    Reimbursable items (includes $0.4 million and $2.4 million from related parties for
       2005 and 2004, respectively)                                                                     79,869               56,577
                                                                                               -------------------------------------
         Total revenues                                                                                421,969              304,993
                                                                                               -------------------------------------

Expenses:
    Salaries and other personnel expense                                                               121,389               99,561
    Net occupancy and equipment expense                                                                 77,134               59,301
    Other operating expenses (includes $2.2 million and $2.3 million to related parties for
       2005 and 2004, respectively)                                                                     71,245               37,559
                                                                                               -------------------------------------
         Expenses before reimbursable items                                                            269,768              196,421
   Reimbursable items                                                                                   79,869               56,577
                                                                                               -------------------------------------
         Total expenses                                                                                349,637              252,998
                                                                                               -------------------------------------
         Operating income                                                                               72,332               51,995
                                                                                               -------------------------------------
Nonoperating income (expense):
    Interest income (includes $867 and $183 from related parties for 2005 and 2004,
       respectively)                                                                                     1,592                  667
    Interest expense                                                                                       (84)                 (95)
    Gain on foreign currency translation, net                                                               66                  146
                                                                                               -------------------------------------
         Total nonoperating income                                                                       1,574                  718
                                                                                               -------------------------------------
    Income before income taxes, minority interest and equity in income of
       joint ventures                                                                                   73,906               52,713
Income taxes                                                                                            26,777               20,410
Minority interests in consolidated subsidiaries' net income                                                (64)                 (80)
Equity in income of joint ventures                                                                         991                6,918
                                                                                               -------------------------------------
      Net income                                                                              $         48,056               39,141
                                                                                               =====================================
      Basic earnings per share                                                                $           0.24                 0.20
                                                                                               =====================================
      Diluted earnings per share                                                              $           0.24                 0.20
                                                                                               =====================================

      Weighted average common shares outstanding                                                       197,198              196,849
      Increase due to assumed issuance of shares related to stock options outstanding                      185                  361
                                                                                               -------------------------------------
      Weighted average common and common equivalent shares outstanding                                 197,383              197,210
                                                                                               =====================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Nine months ended
                                                                                                           September 30,
                                                                                               -------------------------------------
(in thousands, except per share information)                                                            2005                 2004
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $3.7 million from related parties for
       both 2005 and 2004, respectively)                                                      $        646,199              561,270
    Merchant services (includes $2.4 million and $10.6 million from related parties for
       2005 and 2004, respectively)                                                                    170,008               19,759
    Other services (includes $4.7 million and $4.8 million from related parties for 2005
       and 2004, respectively)                                                                         137,337              125,681
                                                                                               -------------------------------------
         Revenues before reimbursable items                                                            953,544              706,710
    Reimbursable items (includes $2.6 million and $7.1 million from related parties for
       2005 and 2004, respectively)                                                                    228,652              173,141
                                                                                               -------------------------------------
         Total revenues                                                                              1,182,196              879,851
                                                                                               -------------------------------------

Expenses:
    Salaries and other personnel expense                                                               334,341              269,647
    Net occupancy and equipment expense                                                                212,770              184,214
    Other operating expenses (includes $6.7 million and $6.9 million to related parties for
       2005 and 2004, respectively)                                                                    191,449              109,440
                                                                                               -------------------------------------
         Expenses before reimbursable items                                                            738,560              563,301
   Reimbursable items                                                                                  228,652              173,141
                                                                                               -------------------------------------
         Total expenses                                                                                967,212              736,442
                                                                                               -------------------------------------
         Operating income                                                                              214,984              143,409
                                                                                               -------------------------------------
Nonoperating income (expense):
    Interest income (includes $1.7 million and $0.5 million from related parties for 2005
       and 2004, respectively)                                                                           3,889                1,709
    Interest expense                                                                                      (259)                (877)
    (Loss) gain on foreign currency translation, net                                                      (761)                  45
                                                                                               -------------------------------------
         Total nonoperating income                                                                       2,869                  877
                                                                                               -------------------------------------
    Income before income taxes, minority interest and equity in income of
       joint ventures                                                                                  217,853              144,286
Income taxes                                                                                            78,186               55,636
Minority interests in consolidated subsidiaries' net income                                               (176)                (240)
Equity in income of joint ventures                                                                       5,331               19,178
                                                                                              --------------------------------------
      Net income                                                                              $        144,822              107,588
                                                                                               =====================================
      Basic earnings per share                                                                $           0.73                 0.55
                                                                                               =====================================
      Diluted earnings per share                                                              $           0.73                 0.55
                                                                                               =====================================

      Weighted average common shares outstanding                                                       197,100              196,846
      Increase due to assumed issuance of shares related to stock options outstanding                      224                  367
                                                                                               -------------------------------------
      Weighted average common and common equivalent shares outstanding                                 197,324              197,213
                                                                                               =====================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine months ended
                                                                                                            September 30,
                                                                                               -------------------------------------
(in thousands)                                                                                        2005                2004
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                          $            144,822             107,588
       Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interests in consolidated subsidiaries' net income                                     176                 240
         Loss (gain) on foreign currency translation, net                                                761                 (45)
         Equity in income of joint ventures                                                           (5,331)            (19,178)
         Depreciation and amortization                                                               109,547              79,517
         Impairment of developed software                                                              3,619              10,059
         Provisions for (recoveries of) bad debt expenses and billing
            adjustments                                                                                5,451              (1,147)
         Charges for transaction processing provisions                                                 7,634               5,621
         Deferred income tax expense                                                                   6,574              29,590
         Loss on disposal of equipment, net                                                            1,802                 384
    (Increase) decrease in:
       Accounts receivable                                                                           (40,072)            (36,139)
       Costs and profits in excess of billings on uncompleted contracts                                    -              (7,272)
       Prepaid expenses and other assets                                                               6,962              (4,822)
    Increase (decrease) in:
       Accounts payable                                                                              (59,241)              6,066
       Accrued salaries and employee benefits                                                          4,408               4,584
       Billings in excess of costs and profits on uncompleted contracts                                    -             (17,573)
       Other liabilities                                                                             (63,175)             22,210
                                                                                               -------------------------------------
           Net cash provided by operating activities                                                 123,937             179,683
                                                                                               -------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment, net                                                         (33,540)            (49,815)
    Additions to licensed computer software from vendors                                             (10,049)            (19,237)
    Additions to internally developed computer software                                              (17,435)             (3,996)
    Cash acquired in acquisitions                                                                     38,798               2,422
    Cash used in acquisitions                                                                        (95,796)            (53,000)
    Dividends received from joint ventures                                                             1,658              15,876
    Contract acquisition costs                                                                       (11,756)            (22,441)
                                                                                               -------------------------------------
           Net cash used in investing activities                                                    (128,120)           (130,191)
                                                                                               -------------------------------------




See accompanying Notes to Unaudited Consolidated Financial Statements.


                           TOTAL SYSTEM SERVICES, INC.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                               -------------------------------------
(in thousands)                                                                                        2005                 2004
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from borrowing of long-term debt                                           $              48,143                  -
    Principal payments on long-term debt borrowings                                                   (48,135)                 -
    Principal payments on capital lease obligations and software obligations                           (1,225)           (42,321)
    Dividends paid on common stock (includes $22.4 million and $12.8 million
       paid to related parties during 2005 and 2004, respectively)                                    (27,582)           (15,747)
    Proceeds from exercise of stock options                                                             2,920              1,193
    Purchases of common stock                                                                               -             (1,188)
                                                                                         ------------------------------------------
           Net cash used in financing activities                                                      (25,879)           (58,063)
                                                                                         ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                           (2,388)               575
                                                                                         ------------------------------------------
           Net decrease in cash and cash equivalents                                    $             (32,450)            (7,996)
Cash and cash equivalents at beginning of year                                                        231,806            122,874
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                              $             199,356            114,878
                                                                                         ==========================================
    Cash paid for interest                                                              $                 259                877
                                                                                         ==========================================
    Cash paid for income taxes (net of refunds)                                         $             100,839             17,621
                                                                                         ==========================================



See accompanying Notes to Unaudited Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation
     The accompanying unaudited consolidated financial statements represent the accounts of Total System Services, Inc.(R) (TSYS(R) or the Company); its wholly owned subsidiaries, Columbus Depot Equipment CompanySM (CDECSM), Columbus Productions, Inc.SM (CPI), TSYS Canada, Inc.SM (TSYS Canada), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Japan Co., Ltd. (TSYS Japan), Enhancement Services Corporation (ESC), TSYS Technology Center, Inc.
(TTC), TSYS Prepaid, Inc. (TPI) and Vital Processing Services, L.L.C. (Vital) and its wholly owned subsidiaries; and TSYS' majority owned foreign subsidiary, GP Network Corporation (GP Net).

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

Note 2 - Supplementary Balance Sheet Information

        Cash and cash equivalent balances are summarized as follows:
        (in thousands)                                           September 30, 2005            December 31, 2004
        --------------------------------------------------------------------------------   --------------------------
        Cash and cash equivalents in domestic accounts       $              170,023                        177,117
        Cash and cash equivalents in foreign accounts                        29,333                         54,689
                                                              --------------------------   --------------------------
            Total                                            $              199,356                        231,806
                                                              ==========================   ==========================

                                     - 9 -

     The Company maintains accounts denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars and Japanese Yen.

     Significant components of prepaid expenses and other current assets are summarized as follows:

          (in thousands)                                         September 30, 2005           December 31, 2004
          -----------------------------------------------------------------------------   ---------------------------
          Prepaid expenses                                   $                15,031                        11,767
          Supplies inventory                                                  13,117                         7,646
          Other                                                               20,519                        16,326
                                                              -------------------------   ---------------------------
              Total                                          $                48,667                        35,739
                                                              =========================   ===========================


     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

          (in thousands)                                         September 30, 2005           December 31, 2004
          -----------------------------------------------------------------------------   ---------------------------
          Payments for processing rights, net                $               115,329                        91,787
          Conversion costs, net                                               43,905                        40,641
                                                              -------------------------   ---------------------------
              Total                                          $               159,234                       132,428
                                                              =========================   ===========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.5 million and $3.4 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, amortization related to payments for processing rights was $10.6 million and $10.2 million, respectively.

     Amortization related to conversion costs, which is recorded in other operating expenses, was $3.2 million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, amortization expense related to conversion costs was $9.3 million and $8.3 million, respectively.

     Significant components of other current liabilities are summarized as follows:

          (in thousands)                                          September 30, 2005             December 31, 2004
          -------------------------------------------------------------------------------   ----------------------------
           Accrued expenses                                   $                55,280                          43,229
           Client liabilities                                                  29,304                          24,660
           Dividends payable                                                   11,832                           7,874
           Transaction processing provisions                                   11,119                           9,284
           Client postage deposits                                              6,252                           6,184
           Deferred revenues                                                    5,013                          21,682
           Other                                                               14,345                          35,211
                                                               --------------------------   ----------------------------
              Total                                           $               133,145                         148,124
                                                               ==========================   ============================

Note 3 - Comprehensive Income
     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three and nine months ended September 30 is as follows:

                                                      Three months ended                      Nine months ended
                                                         September 30,                          September 30,
                                             ---------------------------------------------------------------------------
(in thousands)                                         2005              2004                2005                2004
                                             ----------------- -----------------    ----------------- ------------------
Net income                                $            48,056            39,141              144,822            107,588
Other comprehensive income (loss):
    Foreign currency translation
       adjustments, net of tax                         (2,325)           (1,227)              (7,692)             1,335
                                             ----------------- -----------------    ----------------- ------------------
    Total                                 $            45,731            37,914              137,130            108,923
                                             ================= =================    ================= ==================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

                                     Balance at December 31,       Pretax                                Balance at
(in thousands)                                 2004                amount         Tax effect         September 30, 2005
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation
    adjustments                              $15,373              (11,938)           4,246                $7,681
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

                                                     Domestic-        International-         Merchant
(in thousands)                                     based support       based support        processing
Operating Segments                                   services            services            services               Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                            $      1,282,288             177,276             222,050         $     1,681,614
Intersegment eliminations                              (305,569)                 (6)                (15)               (305,590)
                                                  ----------------    ----------------    ----------------         ---------------
Total assets                                   $        976,719             177,270             222,035         $     1,376,024
                                                  ================    ================    ================         ===============

------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                            $      1,265,567             169,877                   -         $     1,435,444
Intersegment eliminations                              (153,501)                  -                   -                (153,501)
                                                  ----------------    ----------------    ----------------         ---------------
Total assets                                   $      1,112,066             169,877                   -         $     1,281,943
                                                  ================    ================    ================         ===============
------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables                   $        244,302              31,389              70,333         $       346,024
Intersegment revenues                                    (3,867)                  -                 (57)                 (3,924)
                                                  ----------------    ----------------    ----------------         ---------------
  Revenues before reimbursables
    from external customers                    $        240,435              31,389              70,276         $       342,100
                                                  ================    ================    ================         ===============
Segment total revenue                          $        308,889              37,862              81,948         $       428,699
Intersegment revenue                                     (6,673)                  -                 (57)                 (6,730)
                                                  ----------------    ----------------    ----------------         ---------------
Revenue from external customers                $        302,216              37,862              81,891         $       421,969
                                                  ================    ================    ================         ===============
Depreciation and amortization                  $         29,503               4,399               7,587         $        41,489
                                                  ================    ================    ================         ===============
Intersegment expenses                          $          5,627              (4,294)             (8,064)        $        (6,731)
                                                  ================    ================    ================         ===============
Segment operating income                       $         52,834               6,137              13,361         $        72,332
                                                  ================    ================    ================         ===============
Income taxes                                   $         18,381               3,227               5,169         $        26,777
                                                  ================    ================    ================         ===============
Equity in income of joint venture              $              -                 991                   -         $           991
                                                  ================    ================    ================         ===============
Net income                                     $         36,238               3,353               8,465         $        48,056
                                                  ================    ================    ================         ===============

------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables                   $        218,530              29,886                   -         $       248,416
Intersegment revenues                                         -                   -                   -                       -
                                                  ----------------    ----------------    ----------------         ---------------
  Revenues before reimbursables
    from external customers                    $        218,530              29,886                   -         $       248,416
                                                  ================    ================    ================         ===============
Segment total revenue                          $        273,496              31,499                   -         $       304,995
                                                             (2)                  -                   -                      (2)
                                                  ----------------    ----------------    ----------------         ---------------
Revenue from external customers                $        273,494              31,499                   -         $       304,993
                                                  ================    ================    ================         ===============
Depreciation and amortization                  $         23,188               3,549                   -         $        26,737
                                                  ================    ================    ================         ===============
Intersegment expenses                          $          3,119              (3,119)                  -         $             -
                                                 ================    ================     ================         ===============
Segment operating income                       $         45,328               6,667                   -         $        51,995
                                                 ================    ================     ================         ===============
Income taxes                                   $         14,737               3,469               2,204         $        20,410
                                                 ================    ================     ================         ===============
Equity in income of joint venture              $              -                 549               6,369         $         6,918
                                                 ================    ================     ================         ===============
Net income                                     $         29,959               5,015               4,167         $        39,141
                                                 ================    ================     ================         ===============


                                                     Domestic-        International-         Merchant
(in thousands)                                     based support       based support        processing
Operating Segments                                   services            services            services               Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables                   $        713,390              92,717             156,486         $       962,593
Intersegment revenues                                    (8,946)                  -                (103)                 (9,049)
                                                  ----------------    ----------------    ----------------         ---------------
  Revenues before reimbursables
    from external customers                    $        704,444              92,717             156,383         $       953,544
                                                  ================    ================    ================         ===============
Segment total revenue                          $        904,700             109,604             182,877         $     1,197,181
Intersegment revenue                                    (14,882)                  -                (103)                (14,985)
                                                  ----------------    ----------------    ----------------         ---------------
Revenue from external customers                $        889,818             109,604             182,774         $     1,182,196
                                                  ================    ================    ================         ===============
Depreciation and amortization                  $         85,058              12,416              12,073         $       109,547
                                                 ================    ================     ================         ===============
Intersegment expenses                          $         24,861             (21,833)            (18,022)        $       (14,994)
                                                 ================    ================     ================         ===============
Segment operating income                       $         176,346              8,143              30,495         $       214,984
                                                  ================    ================    ================         ===============
Income taxes                                   $          61,003              4,294              12,889         $        78,186
                                                  ================    ================    ================         ===============
Equity in income of joint venture              $               -              2,090               3,241         $         5,331
                                                  ================    ================    ================         ===============
Net income                                     $         118,692              4,773              21,357         $       144,822
                                                  ================    ================    ================         ===============

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Revenue before reimbursables                   $         628,042             78,668                   -         $       706,710
Intersegment revenues                                          -                  -                   -                       -
                                                  ----------------    ----------------    ----------------         ---------------
  Revenues before reimbursables
    from external customers                    $         628,042             78,668                   -         $       706,710
                                                  ================    ================    ================         ===============
Segment total revenue                          $         796,229             83,628                   -         $       879,857
Intersegment revenue                                          (6)                 -                   -                      (6)
                                                  ----------------    ----------------    ----------------         ---------------
Revenue from external customers                $         796,223             83,628                   -         $       879,851
                                                  ================    ================    ================         ===============
Depreciation and amortization                  $          69,950              9,567                   -         $        79,517
                                                  ================    ================    ================         ===============
Intersegment expenses                          $          4,268              (4,268)                  -         $             -
                                                  ================    ================    ================         ===============
Segment operating income                       $        125,399              18,010                   -         $       143,409
                                                  ================    ================    ================         ===============
Income taxes                                   $         41,876               7,600               6,160         $        55,636
                                                  ================    ================    ================         ===============
Equity in income of joint venture              $              -               1,242              17,936         $        19,178
                                                  ================    ================    ================         ===============
Net income                                     $         83,195              12,617              11,776         $       107,588
                                                  ================    ================    ================         ===============


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

     The following geographic area data represent revenues for the three and nine months ended September 30, 2005 and 2004, respectively, based on the domicile of customers.


                                              Three months ended                            Nine months ended
                                                September 30,                                 September 30,
                                   -------------------------------------------------------------------------------------
(in millions)                             2005                 2004                       2005               2004
                                   ------------------- ---------------------  ---------------------- -------------------
United States                   $              358.3                 247.9                   998.4               722.3
Europe                                          34.0                  28.2                    98.3                73.7
Canada*                                         23.2                  21.4                    66.6                62.4
Japan                                            4.0                   3.4                    11.6                10.3
Mexico                                           1.9                   3.4                     5.3                 9.2
Other                                            0.6                   0.7                     2.0                 2.0
                                   ------------------- ---------------------    ---------------------- -----------------
    Totals                      $              422.0                 305.0                 1,182.2               879.9
                                   =================== =====================    ====================== =================

     * These revenues in 2004 include those generated from the Caribbean accounts owned by a Canadian institution.

     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended September 30, 2005 and 2004, respectively, based on the domicile of customers.

                            ------------------------------------------------------------------------------------------
                                       Domestic-based               International-based       Merchant processing
                                      support services                support services              services
                            ------------------------------------------------------------------------------------------
          (in millions):          2005              2004             2005         2004         2005          2004
                            ------------------------------------------------------------------------------------------
           United States   $          276.7            247.9            -            -            81.6          -
           Europe                       0.1              0.2          33.9        28.0               -          -
           Canada*                     23.0             21.4            -            -             0.2          -
           Japan                          -                -           4.0         3.4               -          -
           Mexico                       1.9              3.3             -           -               -          -
           Other                        0.5              0.7             -           -             0.1          -
                            ------------------------------------------------------------------------------------------
                           $          302.2            273.5          37.9        31.4            81.9          -
                            ==========================================================================================

     The following table reconciles geographic revenues to revenues by reporting segment for the nine months ended September 30, 2005 and 2004, respectively, based on the domicile of customers.

                            ------------------------------------------------------------------------------------------
                                     Domestic-based              International-based        Merchant processing
                                     support services              support services              services
                            ------------------------------------------------------------------------------------------
          (in millions):          2005              2004             2005         2004         2005          2004
                            ------------------------------------------------------------------------------------------
           United States   $          816.3            722.3            -            -           182.1          -
           Europe                       0.3              0.4         98.0         73.3               -          -
           Canada*                     66.3             62.4            -            -             0.3          -
           Japan                          -                -         11.6         10.3               -          -
           Mexico                       5.3              9.2            -            -               -          -
           Other                        1.6              2.0            -            -             0.4          -
                            ------------------------------------------------------------------------------------------
                           $          889.8            796.3        109.6         83.6           182.8          -
                            ==========================================================================================

     * 2004 revenues include those generated from the Caribbean accounts owned by a Canadian institution.

     The Company maintains property and equipment in the United States, Europe, Japan and Canada. The following geographic area data represent net property and equipment balances by region:

                                                  At September 30,              At December 31,
         (in millions)                                  2005                         2004
         ---------------------------------------------------------------  ----------------------------
         United States                       $                   213.7                         200.6
         Europe                                                   57.2                          60.8
         Japan                                                     1.7                           2.1
         Canada                                                    0.1                           0.1
         ---------------------------------------------------------------  ----------------------------
             Totals                          $                   272.7                         263.6
                                              ==========================  ============================

Major Customer
     For the three months ended September 30, 2005, the Company had one major customer, Bank of America, which accounted for approximately 21.7%, or $91.5 million, of total revenues. For the three months ended September 30, 2004, this same major customer accounted for 18.1%, or $55.3 million, of total revenues.

     For the nine months ended September 30, 2005, Bank of America accounted for approximately 22.1%, or $261.5 million, of total revenues. For the nine months ended September 30, 2004, this same major customer accounted for 18.5%, or $162.5 million, of total revenues.

     Revenues from Bank of America for the periods reported are attributable to the domestic-based support services and merchant processing services segments.

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

     The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, respectively, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," to stock-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.


                                                                Three months ended                Nine months ended
                                                                  September 30,                     September 30,
                                                          -------------------------------    ----------------------------
                                                              2005              2004            2005            2004
                                                          --------------    -------------    ------------    ------------
(in thousands, except per share data)
Net Income                                             $         48,056           39,141         144,822         107,588
Add: Stock-based employee
  compensation expense, net of
  related income tax effects                                        185                -             549               -
Deduct: Stock-based employee compensation expense
  determined under the fair value based method for
  all awards, net of related income tax effects
                                                                  1,201            1,357           3,927           3,857
                                                          --------------    -------------    ------------    ------------
Net income, as adjusted                                $         47,040           37,784         141,444         103,731
                                                          ==============    =============    ============    ============
Earnings per share:
  Basis - as reported                                  $           0.24             0.20            0.73            0.55
                                                          ==============    =============    ============    ============
  Basic - as adjusted                                  $           0.24             0.19            0.72            0.53
                                                          ==============    =============    ============    ============
  Diluted - as reported                                $           0.24             0.20            0.73            0.55
                                                          ==============    =============    ============    ============
  Diluted - as adjusted                                $           0.24             0.19            0.72            0.53
                                                          ==============    =============    ============    ============

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

Note 6 - Long-Term Debt
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At September 30, 2005, TSYS did not have an outstanding balance on the line of credit.

Note 7 - Supplementary Cash Flow Information
     Cash used for contract acquisition costs for the nine months ended September 30, 2005 and 2004, respectively, are summarized as follows:

          (in thousands)                                         September 30, 2005            September 30, 2004
          -----------------------------------------------------------------------------   -----------------------------
           Conversion costs                                  $                11,756                           6,441
           Payments for processing rights                                          -                          16,000
          -----------------------------------------------------------------------------   -----------------------------
              Total                                          $                11,756                          22,441
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

     The Company received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice was investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. SS3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation related to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. The Company produced documents and information in response to a subpoena that it received from the Office of the Inspector General of the United States Postal Service and otherwise cooperated with the Department of Justice during the investigation. The involved parties agreed to a settlement of the matter without any party admitting liability. The matter was settled during the third quarter for amounts that were not material to TSYS' financial condition, results of operations or cash flows.


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

     On March 1, 2005, TSYS acquired the remaining 50% of Vital from Visa for $95.8 million in cash, including $794,000 of direct acquisition costs. Vital is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of Vital, TSYS changed from the equity method of accounting for the investment in Vital and began consolidating Vital's balance sheet and results of operations in the statement of income effective March 1, 2005. In accordance with authoritative accounting guidelines, TSYS recorded the acquisition of the incremental 50% interest as a business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $34.6 million to goodwill, approximately $30.5 million to other identifiable intangible assets and the remaining amount to the assets and liabilities acquired. Of the $30.5 million other identifiable intangible assets, the Company has allocated $18.5 million to computer software and the remaining amount to other intangible assets. The Company believes the acquisition of Vital allows TSYS to be a complete provider of value-based services at both ends of the payment chain and strengthens the relationship TSYS enjoys with some of world's largest card issuers by placing them closer to the point of sale. Revenues associated with Vital are included in merchant services and are classified in merchant processing services for segment reporting purposes.

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

                      (in thousands)
                     -----------------------------------------------------
                     Cash and cash equivalents                    $19,399
                     Intangible assets                             30,500
                     Goodwill                                      34,571
                     Other assets                                  43,830
                                                           ---------------
                         Total assets acquired                    128,300
                                                           ---------------
                     Other liabilities                             32,457
                                                           ---------------
                         Total liabilities assumed                 32,457
                                                           ---------------
                     Minority interest                                 49
                                                           ---------------
                         Net assets acquired                      $95,794
                                                           ===============

     Effective October 1, 2005, TSYS acquired the remaining 49% of Merlin Solutions, LLC, a subsidiary of Vital for approximately $2.0 million. TSYS will record the acquisition of the incremental 49% interest as a business combination requiring the Company to allocate the purchase price of the assets acquired and liabilities assumed based on their relative fair values.

TSYS Prepaid, Inc.
     On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid, Inc. (TSYS Prepaid). The Company finalized the purchase price allocation and allocated approximately $39.6 million to goodwill, approximately $10.9 million to other intangibles and the remaining amount to the assets and liabilities acquired. Of the $10.9 million intangibles, the Company allocated $8.5 million to computer software and the remaining amount to other intangible assets. TSYS Prepaid is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. The Company believes the acquisition of TSYS Prepaid enhances TSYS' processing services by adding enhanced functionality and distinct value differentiation for TSYS and its clients. TSYS Prepaid operates as a separate, wholly owned subsidiary of TSYS. Revenues associated with TSYS Prepaid are included in electronic payment processing services and are classified in domestic-based support services for segment reporting purposes.

     The Company completed its purchase price allocation related to the acquisition. The purchase price allocation is presented below:

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
                                                           ===============

Pro forma
     Presented below are the pro forma consolidated results of operations for the three months ended September 30, 2004 and nine months ended September 30, 2005 and 2004, respectively, as though the acquisitions of Vital and TSYS Prepaid had occurred on January 1, 2004. This pro forma information is based on the historical financial statements of Vital and TSYS Prepaid. Pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of TSYS, Vital and TSYS Prepaid, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

                                                        Three months ended              Nine months ended
(in thousands, except per share data)                      September 30,                  September 30,
------------------------------------------------------------------------------------------------------------------
                                                            2004                   2005                 2004
------------------------------------------------------------------------------------------------------------------
Revenues                                          $          377,031                   1,225,786       1,027,422
Net income                                                    39,366                     146,819         109,473
Basic earnings per share                                        0.20                        0.74            0.56
Diluted earnings per share                                      0.20                        0.74            0.56

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

     The Company provides services to its clients including processing consumer, retail, commercial, government services, stored value and debit cards. Consumer cards include Visa and MasterCard credit cards as well as American Express cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Government services accounts on file consist mainly of student loan processing accounts. Stored value accounts include prepaid cards, including loyalty incentive cards and flexible spending cards, and other stored value cards. Debit cards consist mainly of on-line (PIN-based) and off-line (signature-based) accounts. The tables on page 28 summarize TSYS' accounts on file (AOF) information as of September 30, 2005 and 2004.

     A summary of the financial highlights occurring during 2005, as compared to 2004, is provided below:

                                      Three months ended                           Nine months ended
                                        September 30,                                September 30,
------------------------------------------------------------------------------------------------------------------
                                                             Percent                                      Percent
                                       2005         2004     Change              2005           2004      Change
-------------------------------------------------------------------------------------------------------------------
    Revenues Before
      Reimbursables                $  342.1        248.4      37.7%          $   953.5          706.7      34.9%
    Total Revenues                    422.0        305.0      38.4             1,182.2          879.9      34.4
    Operating Income                   72.3         52.0      39.1               215.0          143.4      49.9
    Net Income                         48.1         39.1      22.8               144.8          107.6      34.6
    Basic EPS                          0.24         0.20      22.6                0.73           0.55      34.4
    Diluted EPS                        0.24         0.20      22.7                0.73           0.55      34.5

Significant highlights for 2005 include:
     TSYS ended its negotiations with Citibank related to continuing its processing services for the Sears, Roebuck and Co. card portfolio. TSYS received official notification that Citibank plans to migrate all of the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that is expected to occur in the second quarter of 2006. TSYS expects to continue supporting commercial-card accounts for Citibank, as well as Citibank's California Commerce consumer accounts, according to the terms of the existing agreements for those portfolios.

     TSYS signed an agreement with Capital One Financial Corporation to provide processing services for its North American portfolio of consumer and small business credit card accounts.

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

     TSYS and Bank of America agreed to add five years to the current agreement to provide exclusive processing services through 2014. The expanded relationship covers all consumer and commercial credit Visa and MasterCard accounts issued by Bank of America, as well as the recently acquired portfolio of FleetBoston Financial Corp. (FleetBoston), which was converted to TSYS in mid-March. Subsequent to this agreement, Bank of America announced its intention to acquire MBNA Corporation. TSYS and Bank of America are in discussions to determine TSYS' future role in providing consumer credit card processing to Bank of America. See "Major Customer" on page 27 for additional information with respect to TSYS' relationship with Bank of America.

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

     TSYS successfully converted the account portfolio of JPMorgan Chase.

     TSYS renewed agreements with C&A Modas in Mexico as well as agreements with Juniper Bank, Wilmington, DE; Trustmark National Bank, Jackson, MS and Allied Irish Bank, Dublin, Ireland.

     Vital Processing Services announced a renewal of its service agreement with Bank of America.

     On October 24, 2005, TSYS announced an agreement with Toronto-Dominion Bank to provide a range of processing and support services for its consumer and commercial credit card accounts.

Industry Developments
     Consolidation among financial institutions, particularly in the area of credit card operations continued to be a major industry risk. During 2005, the following consolidations and industry events occurred:

     Bank  of  America   announced  a  definitive   agreement  to  acquire  MBNA
Corporation. With the acquisition, Bank of America will become one of the largest card issuers in the United States.

     Washington Mutual, Inc., the nation's largest savings and loan, acquired Providian Financial Corp.

     Multiple data breaches, including credit card data security breaches, were announced that allowed unauthorized access to consumer profiles. A bill under consideration in the Senate would require U.S. businesses to make data-security breaches public, with those failing to do so facing possible criminal prosecution.

     JPMorgan Chase has entered into an agreement to purchase the credit card operation, including both its private-label Sears credit card accounts and its co-branded Sears MasterCard accounts, from Sears Canada Inc.

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

     Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers and grow internationally, loss of the Company's major customer or other significant clients, an inability to grow through acquisitions or successfully integrate acquisitions, an inability to control expenses, technology changes, financial services consolidation, change in regulatory mandates, a decline in the use of cards as a payment mechanism, a decline in the financial stability of the Company's clients and uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

Line of Credit
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At September 30, 2005, TSYS did not have an outstanding balance on the line of credit.

Off-Balance Sheet Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.

Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30, 2005 and 2004:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2005             2004            2005 vs. 2004
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    53.2  %         65.2  %            12.8  %
       Merchant services                                         17.6             2.1                 nm
       Other services                                            10.3            14.1                1.1
                                                           -------------      ----------
          Revenues before reimbursable items                     81.1            81.4               37.7
       Reimbursable items                                        18.9            18.6               41.2
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               38.4
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      28.8            32.6               21.9
       Net occupancy and equipment expense                       18.3            19.4               30.1
       Other operating expenses                                  16.9            12.4               89.7
                                                           -------------      ----------
           Expenses before reimbursable items                    64.0            64.4               37.3
       Reimbursable items                                        18.9            18.6               41.2
                                                           -------------      ----------
           Total expenses                                        82.9            83.0               38.2
                                                           -------------      ----------
           Operating income                                      17.1            17.0               39.1
     Nonoperating income                                          0.4             0.2                 nm
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             17.5            17.2               40.2
     Income taxes                                                 6.3             6.7               31.2
     Minority interests in consolidated subsidiaries' net
        income                                                    0.0            (0.0)             (20.9)
     Equity in income of joint ventures                           0.2             2.3              (85.7)
                                                           -------------      ----------
          Net income                                             11.4  %         12.8  %            22.8  %
                                                           =============      ==========

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30, 2005 and 2004:

                                                                  Percentage of               Percentage Change
                                                                  Total Revenues              in Dollar Amounts
                                                           -----------------------------   ------------------------
                                                               2005             2004            2005 vs. 2004
                                                           -------------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                    54.7  %         63.8  %            15.1  %
       Merchant services                                         14.4             2.2                 nm
       Other services                                            11.6            14.3                9.3
                                                           -------------      ----------
          Revenues before reimbursable items                     80.7            80.3               34.9
       Reimbursable items                                        19.3            19.7               32.1
                                                           -------------      ----------
          Total revenues                                        100.0           100.0               34.4
                                                           -------------      ----------
     Expenses:
       Salaries and other personnel expense                      28.3            30.6               24.0
       Net occupancy and equipment expense                       18.0            20.9               15.5
       Other operating expenses                                  16.2            12.5               74.9
                                                           -------------      ----------
           Expenses before reimbursable items                    62.5            64.0               31.1
       Reimbursable items                                        19.3            19.7               32.1
                                                           -------------      ----------
           Total expenses                                        81.8            83.7               31.3
                                                           -------------      ----------
           Operating income                                      18.2            16.3               49.9
     Nonoperating income                                          0.2             0.1                 nm
                                                           -------------      ----------
           Income  before  income  taxes,   minority
            interest  and  equity in income of joint
            ventures                                             18.4            16.4               51.0
     Income taxes                                                 6.6             6.3               40.5
     Minority interests in consolidated subsidiaries' net
        income                                                    0.0            (0.1)             (26.8)
     Equity in income of joint ventures                           0.5             2.2              (72.2)
                                                           -------------      ----------
          Net income                                             12.3  %         12.2  %            34.6  %
                                                           =============      ==========

nm=not meaningful

Revenues
     Total revenues increased $117.0 million and $302.3 million, or 38.4% and 34.4%, respectively, during the three and nine months ended September 30, 2005, compared to the same periods in 2004. The increase in revenues for the three months and nine months ended September 30, 2005 includes a decrease of $280,000 and an increase of $1.7 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $93.7 million and $246.8 million, or 37.7% and 34.9%, respectively, during the three and nine months ended September 30, 2005, compared to the same periods in 2004.

International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. Total revenues from clients domiciled outside the United States for the three and nine months ended September 30, 2005 and 2004, respectively, are summarized below:

                                   Three months ended                              Nine months ended
                                      September 30,                                  September 30,
                            -------------------------------------------------------------------------------------------
(in millions)                       2005         2004     % Change                 2005         2004      % Change
                            ---------------------------------------       ---------------------------------------------
Europe                     $        34.0         28.2        20.5 %    $           98.3         73.7          33.5  %
Canada                              23.2         21.4         8.2                  66.6         62.4           6.8
Japan                                4.0          3.4        15.5                  11.6         10.3          12.8
Mexico                               1.9          3.4       (42.1)                  5.3          9.2         (42.1)
Other                                0.6          0.7        (2.5)                  2.0          2.0          (4.9)
                            -----------------------------                 -------------------------------
    Totals                 $        63.7         57.1        11.7 %    $          183.8        157.6          16.7 %
                            =============================                 ===============================


     Total revenues from clients based in Europe were $34.0 million and $98.3 million for the three and nine months ended September 30, 2005. This constituted a 20.5% and 33.5% increase compared to the $28.2 million and $73.7 million for the same periods last year. The growth in revenues in 2005 from clients based in Europe was a result of the growth of existing clients, the conversion of new accounts, the effect of currency translation and the increased use of value added products and services by clients in Europe.

     Total revenues from clients based in Mexico were $1.9 million and $5.3 million for the three and nine months ended September 30, 2005, a 42.1% decrease over the same periods last year. Total revenues from clients based in Mexico were $3.4 million and $9.2 million for the same periods last year. During 2003, a Mexican client notified the Company of its intentions to utilize its internal global platform and to deconvert in mid-2004. As a result, revenues for 2005 from Mexico have decreased significantly when compared to revenues from Mexico for 2004.

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

     For the three months ended September 30, 2005 and 2004, value added products and services represented 12.4% and 14.0%, respectively, of total revenues. For the nine months ended September 30, 2005 and 2004, value added products and services represented 12.5% and 13.5%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 22.5%, or $9.6 million and 24.2% or $28.8 million, for the three and nine months ended September 30, 2005 compared to the same periods last year.

Major Customer
     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including its major customer, Bank of America. TSYS derives revenues from providing various processing and other services to this client, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. With the acquisition of Vital on March 1, 2005, the Company's revenues include revenues derived from providing merchant processing services to Bank of America. Refer to Note 9 in the notes to unaudited consolidated financial statements for more information on the acquisition of Vital.

     At the end of the second quarter, Bank of America announced its planned acquisition of MBNA. Bank of America is currently evaluating the various consumer credit card processing alternatives available to it and MBNA. TSYS and Bank of America are in discussions to determine the Company's future role in providing consumer credit card processing to Bank of America. TSYS cannot predict the outcome of its discussions with Bank of America or of the evaluation process Bank of America is conducting. TSYS' processing agreement with Bank of America provides that Bank of America may terminate its agreement with TSYS for consumer credit card services upon the payment of a termination fee. The loss of Bank of America, or any significant client, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     For the three months ended September 30, 2005, Bank of America accounted for approximately 21.7%, or $91.5 million, of total revenues. This amount consists of processing revenues for consumer, commercial and merchant services, as well as reimbursable items. Of this $91.5 million, approximately $32.0 million, or 34.9%, was derived from Bank of America for reimbursable items. Bank of America accounted for approximately $59.5 million, or 17.4%, of revenues before reimbursable items for the three months ended September 30, 2005. For the three months ended September 30, 2004, Bank of America accounted for 18.1%, or $55.3 million, of total revenues.

     For the nine months ended September 30, 2005, Bank of America accounted for approximately 22.1%, or $261.5 million, of total revenues. Of this $261.5 million, approximately $91.8 million, or 35.1%, was derived from Bank of America for reimbursable items. Bank of America accounted for approximately $169.8 million, or 17.8%, of revenues before reimbursable items for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, Bank of America accounted for 18.5%, or $162.5 million, of total revenues.

     The majority of the increase in revenues derived from Bank of America for 2005, as compared to 2004, is the result of including Vital's revenues for merchant services from Bank of America.

     Revenues from Bank of America for the periods reported are attributable to the domestic-based support services segment and merchant processing services.

     As previously mentioned, on January 25, 2005, the Company announced that it had extended its agreement with Bank of America for an additional five years through 2014. Additionally, during the third quarter of 2005, Vital announced the renewal of its agreement to provide merchant processing services to Bank of America.

Electronic Payment Processing Services
     Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $25.5 million, or 12.8% and $84.9 million, or 15.1%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.

                                        Accounts on File (AOF) Data (in millions):

                                                2005             2004            % Change
                                            -------------     ------------    -----------------
     At September 30,                              430.1            315.3              36.4%
     QTD Average                                   424.6            304.9              39.2%
     YTD Average                                   389.4            289.3              34.6%

AOF by Portfolio Type
                                                         2005                         2004
                                            ----------------------------    --------------------------
     At September 30,                               AOF             %              AOF            %            % Change
     -----------------------------------    ----------------------------    --------------------------     ----------------
     Consumer                                      264.1           61.4           170.7          54.1               54.7
     Retail                                         96.5           22.4            88.8          28.2                8.5
     Commercial                                     30.1            7.0            24.9           7.9               21.0
     Government services                            18.2            4.3            15.7           5.0               16.8
     Stored value                                   13.7            3.2             8.5           2.7               61.3
     Debit                                           7.5            1.7             6.7           2.1               11.1
     -----------------------------------    ----------------------------    --------------------------
         Total                                     430.1          100.0           315.3         100.0               36.4
                                            ============================    ==========================

AOF by Geographic Area

                                                        2005                          2004
                                          -----------------------------   -----------------------------
      At September 30,                             AOF             %                AOF            %           % Change
      ----------------------------------  -----------------------------   -----------------------------    ----------------
      Domestic                                    375.3           87.4              267.2         84.7            40.5
      International                                54.8           12.6               48.1         15.3            13.8
      ----------------------------------  -----------------------------   -----------------------------
          Total                                   430.1          100.0              315.3        100.0            36.4
                                          =============================   =============================

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of processing clients.


Activity in AOF
                                                            September 2004 to             September 2003 to
                                                              September 2005               September 2004
                                                         -------------------------     ------------------------
     Beginning balance                                                     315.3                        267.9
       Internal growth of existing clients                                  44.5                         33.0
       New clients                                                          79.3                         18.9
       Purges/Sales                                                         (7.9)                        (0.6)
       Deconversions                                                        (1.1)                        (3.9)
                                                         -------------------------     ------------------------
     Ending balance                                                        430.1                        315.3
                                                         =========================     ========================

     On March 3, 2003, the Company announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS was to provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS was to license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. This agreement has been superseded by the agreement with JPMorgan Chase & Co. (Chase) as described below. The Company used the percentage-of-completion accounting method for its agreement with Bank One and recognized revenues in proportion to costs incurred. TSYS' revenues from Bank One were less than 10% of total revenues for the three and nine months ended September 30, 2005. This agreement was superseded by the agreement with JPMorgan Chase & Co. (Chase) described below.

     On July 1, 2004, Bank One and Chase merged under the name Chase. On October 13, 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services (Bank One and Chase) and to upgrade its card-processing technology. The new agreement replaced the agreement TSYS and the former Bank One Corp. agreed to in March 2003. Pursuant to the revised agreement, the first phase of the project was executed successfully and Bank One's remaining accounts were converted to a modified version of TS2 processing platform during the fourth quarter of 2004, according to the project's original schedule. TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term.

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

     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. For the three and nine months ended September 30, 2005, TSYS' revenues from the agreement with Sears represented less than 10% of TSYS' consolidated revenues. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup will move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that is expected to occur in the second quarter of 2006. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank's California Commerce consumer accounts, according to the terms of the existing agreements for those portfolios. TSYS' management believes that the loss of revenues from the Sears portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company's financial position, results of operations or cash flows for the year ending December 31, 2006.

     On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid. Refer to Note 9 in the notes to unaudited consolidated financial statements for more information on the acquisition of TSYS Prepaid. For the three and nine months ended September 30, 2005, TSYS' electronic payment processing services revenues include $5.3 million and $19.2 million, respectively, of TSYS Prepaid's revenues.

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

     Revenues from merchant services consist of revenues generated by TSYS' wholly owned subsidiary Vital and majority owned subsidiary GP Net. Merchant services revenue for the three and nine months ended September 30, 2005 was $74.2 million and $170.0 million, respectively, compared to $6.5 million and $19.8 million for the same periods last year. The increase is completely attributable to the consolidation of Vital's results effective March 1, 2005. Prior to the acquisition of Vital, TSYS' revenues included fees TSYS charged to Vital for back-end processing support.

     Vital's results are driven by the transactions processed at the point-of-sale and the number of outgoing transactions. Vital's main point-of-sale service deals with authorizations and data capture transactions primarily through dial-up or the Internet.

     On March 1, 2005, TSYS acquired the remaining 50% of Vital from Visa for $95.8 million in cash, including $794,000 of direct acquisition costs. Vital is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of Vital, TSYS changed from the equity method of accounting for the investment in Vital and began consolidating Vital's balance sheet and results of operations. Refer to Note 9 in the notes to unaudited consolidated financial statements for more information on the acquisition of Vital.

Other Services
     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS' business process management services. Revenues from other services increased $0.5 million, or 1.1%, for the three months ended September 30, 2005, compared to the same period in 2004. Revenues from other services increased $11.7 million, or 9.3%, for the nine months ended September 30, 2005, compared to the same period in 2004. Other services revenue increased primarily due to increased loyalty services from ESC and from new customers added since last year for business process management services.

Reimbursable Items
     As a result of the FASB's Emerging Issues Task Force No. 01-14 (EITF No. 01-14), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $23.3 million, or 41.2%, for the three months ended September 30, 2005, as compared to the same period last year. Reimbursable items increased
$55.5 million, or 32.1 %, for the nine months ended September 30, 2005, as compared to the same period last year. Of the $23.3 million and $55.5 million increase for the three and nine months ended September 30, 2005, $11.7 million and $27.4 million, respectively, is attributable to Vital and TSYS Prepaid. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage.

     The Company's reimbursable items are impacted with changes in postal rates and changes in the volume of mailing activities by its clients.

     A summary of reimbursable item revenues for the three and nine months ended September 30, 2005, as compared to 2004, is provided below:

(in thousands)                                     Three months ended                           Nine months ended
                                                       September 30,                               September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                      Percent                                        Percent
                                              2005          2004      Change              2005           2004        Change
-----------------------------------------------------------------------------------------------------------------------------
    Postage                                 $37,955        36,750       3.3%            $120,592        116,981         3.1%
    Card association access fees             19,635         4,867        nm               47,930         13,190          nm
    Other                                    22,279        14,960      48.9               60,130         42,970        39.9
                                     -----------------------------              --------------------------------
        Total                               $79,869        56,577      41.2%            $228,652        173,141        32.1%
                                     =============================              ================================
Nm=not meaningful

Operating Expenses
     Total expenses increased 38.2% and 31.3% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The increase in expense includes a decrease of $146,000 and an increase of $1.9 million for the three and nine months ended September 30, 2005, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, total expenses increased 37.3% and 31.1% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The increase in operating expenses is attributable to changes in each of the expense categories as described below.

Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expenses for the three and nine months ended September 30:

                                            Three months ended                            Nine months ended
                                              September 30,                                 September 30,
                                  --------------------------------------------------------------------------------------
(in thousands)                            2005         2004        % Change          2005         2004        % Change
                                  ------------------------------------------   -----------------------------------------
Salaries                         $       90,946       71,800           26.7 %     $ 255,670      208,638         22.5 %
Employee benefits                        27,276       25,358            7.6          76,079       54,321         40.1
Nonemployee wages                         7,730        3,710          108.3          24,575       11,474        114.2
Other                                     2,488        1,833           35.7           5,765        4,491         28.4
Less capitalized expenses                (7,051)      (3,140)         124.6         (27,748)      (9,277)       199.1
                                  -----------------------------                ----------------------------
    Totals                       $      121,389       99,561           21.9 %     $ 334,341      269,647         24.0 %
                                  =============================                ============================

     Salaries and other personnel expenses increased $21.8 million, or 21.9%, for the three months ended September 30, 2005, compared to the same period in 2004. For the nine months ended September 30, 2005, salaries and other personnel expenses increased $64.7 million, or 24.0%, compared to the same period in 2004. Of the $21.8 million and $64.7 million increase for the three and nine months for 2005, respectively, $16.9 million and $42.5 million are the result of employee-related expenses of Vital and TSYS Prepaid. In addition, the change in employment expenses is associated with the normal salary increases and related benefits, as well as higher levels of employment costs capitalized as software development and contract acquisition costs. The growth in employment expenses included an increase in the accrual for performance-based incentive benefits.

     The Company's salaries and personnel expense is greatly influenced by the number of employees. Below is a summary of the Company's employee data:

         Employee Data:
         (Full-time Equivalents)                    2005              2004            % Change
         -----------------------------------    --------------    -------------    ----------------
         At September 30,                               6,522            5,631               15.8
         QTD Average                                    6,483            5,576               16.3
         YTD Average                                    6,223            5,574               11.6

     Through the first nine months of 2005, TSYS added 789 employees associated with the acquisition of Vital. At September 30, 2005, TSYS had 94 employees associated with the TSYS Prepaid acquisition.

Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expenses:

                                                      Three months ended                              Nine months ended
                                                        September 30,                                   September 30,
                                          ------------------------------------------------------------------------------------------
(in thousands)                                       2005         2004     % Change               2005          2004     % Change
                                            -----------------------------------------   --------------------------------------------
Depreciation and amortization             $         28,864       20,085       43.7  %           $ 80,381       59,880        34.2 %
Equipment and software rentals                      28,687       22,560       27.2                74,420       69,335         7.3
Repairs and maintenance                             11,855       11,132        6.5                33,657       29,494        14.1
Impairment of developed software                       482            -         na                 3,619       10,059       (64.0)
Other                                                7,246        5,524       31.1                20,693       15,446        34.0
                                            ----------------------------                ------------------------------
    Totals                                 $        77,134       59,301       30.1  %          $ 212,770      184,214        15.5 %
                                            ============================                ==============================
na=not applicable

     Net occupancy and equipment expense increased $17.8 million, or 30.1%, and $28.6 million, or 15.5%, for the three and nine months ended September 30, 2005 over the same periods in 2004, respectively. Of the $17.8 million and $28.6 million increase for the three and nine months ended September 30, 2005, respectively, $8.0 million and $16.7 million are the result of occupancy and equipment related expenses of Vital and TSYS Prepaid.

     In September 2005, TSYS recognized an impairment loss on developed software of $482,000. In March 2005, TSYS recognized an impairment loss on developed software of $3.1 million. Also, the results for 2005 include expenses associated with the new data centre in Europe, which became operational in August 2004.

     The Company was developing its Integrated Payments (IP) Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. Through 2004, the Company invested a total of $6.3 million since the project began.

     Development relating specifically to the IP on-line debit platform primarily consisted of a third-party software solution. During the first quarter of 2005, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. With the acquisition of Vital and debit alternatives now available, TSYS determined that it would no longer market this third-party software product as its on-line debit solution. TSYS will continue to support this product for existing clients and will enhance and develop a new solution. As a result, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to this asset. The impairment charge is reflected in the domestic-based support services segment. As of September 30, 2005, the Company has $1.5 million capitalized, net of amortization, related to this asset.

     The Company has decided to construct a 102,000 square foot data centre in the Western part of the United States as part of its disaster recovery plan. The Company plans to build a $35-40 million facility located in Chandler, Arizona. Construction is expected to take approximately one year. Management has decided to bring the disaster recovery function in-house instead of relying on third-party providers. The savings from bringing this service in-house will offset some of the expenses associated with the new facility.

Other Operating Expenses

     Summarized below are the major components of other operating expenses for the three and nine months ended September 30, 2005 and 2004:

                                                           Three months ended                          Nine months ended
                                                             September 30,                               September 30,
                                                    ---------------------------------          ----------------------------------
                                                                           % Change                                    % Change
                                                      2005       2004                            2005        2004
                                                    --------- ----------- -----------          ---------- ----------- -----------
(in thousands)
Third-party data processing services            $     14,055       1,389         nm   %    $      30,505       4,005      661.7   %
Court costs associated with debt collection
  services                                             8,211       8,301       (1.1)              24,487      26,333       (7.0)
Professional advisory services                         7,824       3,640      115.0               15,717       7,348      113.9
Supplies and stationery                                7,109       6,123       16.1               21,179      19,206       10.3
Terminal deployment costs                              6,772           -         nm               16,483           -         nm
Travel and business development                        4,181       3,703       12.9               11,567       8,171       41.6
Amortization of conversion costs                       4,142       2,828       46.4               11,315       8,344       35.6
Transaction processing provisions                      3,039         801      279.2                7,634       5,621       34.7
Management fees                                        2,054       2,216       (7.3)               6,151       6,697       (8.2)
Bad debt expense                                       1,637         226         nm                4,124      (1,147)        nm
Amortization of acquisition intangibles                  868         415      109.5                2,343         977      139.8
Other                                                 11,353       7,917       43.4               39,944      23,885       67.5
                                                    --------- -----------                      ---------- -----------
Totals                                          $     71,245      37,559       89.7   %    $     191,449     109,440       74.9   %
                                                    ========= ===========                      ========== ===========

nm = not meaningful

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

     Other operating expenses for the three and nine months ended September 30, 2005 increased $33.7 million and $82.0 million, or 89.7% and 74.9%, respectively, as compared to the same periods in 2004. Of the $33.7 million and $82.0 million increases, $32.4 million and $77.4 million, respectively, is the result of other operating related expenses of Vital and TSYS Prepaid.

Operating Income
     Operating income increased 39.1% and 49.9% for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004. The Company's operating profit margin for the three and nine months ended September 30, 2005 was 17.1% and 18.2%, respectively, compared to 17.0% and 16.3% for the same periods last year. The margins for 2005 increased when compared to the same period in 2004 mainly as a result of the consolidated results of Vital, increased revenues and benefits associated with increased operating leverage.

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

     Excluding reimbursable items, the Company's operating profit margin for the three months ended September 30, 2005 was 21.1%, compared to 20.9% for the three months ended September 30, 2004; for the nine months ended September 30, 2005, the Company's operating margin excluding reimbursables was 22.5%, compared to 20.3% for the same period last year.

     Below is the reconciliation between reported operating margins and adjusted operating margins excluding reimbursable items for the three and nine months ended September 30, 2005 and 2004, respectively:

                                                                 Three months ended                   Nine months ended
                                                                   September 30,                        September 30,
-------------------------------------------------------------------------------------------- ------------------------------------
                                                               2005              2004              2005               2004
-------------------------------------------------------------------------- ----------------- ------------------ -----------------
Operating income (a)                                 $            72,332            51,995            214,984           143,409
                                                         ================= ================= ================== =================
Total revenues (b)                                   $           421,969           304,993          1,182,196           879,851
                                                         ================= ================= ================== =================
Operating margin (as reported) (a)/(b)                              17.1%             17.0%              18.2%             16.3%
                                                         ================= ================= ================== =================
Revenue before reimbursable items (c)                $           342,100           248,416            953,544           706,710
                                                         ================= ================= ================== =================
Adjusted operating margin (a)/(c)                                   21.1%             20.9%              22.5%             20.3%
                                                         ================= ================= ================== =================

Nonoperating Income (Expense)
     Interest income for the three months ended September 30, 2005 was $1.6 million, an increase of $925,000, compared to $667,000 for the same period in 2004. Interest income for the nine months ended September 30, 2005 was $3.9 million, an increase of approximately $2.2 million, compared to $1.7 million for the same period in 2004. The increase in interest income is primarily attributable to the fluctuations in cash available for investment and changes in short-term interest rates.

     Interest expense for the three months ended September 30, 2005 was $84,000, a decrease of $11,000, compared to $95,000 for the same period in 2004. Interest expense for the nine months ended September 30, 2005 was $259,000, a decrease of $618,000, compared to $877,000 for the same period in 2004. The decrease is the result of the interest expense in 2004 related to the Company's software obligations. On March 31, 2004, TSYS paid the remaining obligations for mainframe software licenses.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $66,000 and loss of $761,000 for the three and nine months ended September 30, 2005, respectively, relates to the translation of cash accounts. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2005 was approximately $5.2 million, the majority of which is denominated in Euros.

Income Taxes
     TSYS' effective income tax rate for the three months ended September 30, 2005 was 36.3%, compared to 34.6% for the same period in 2004. TSYS' effective income tax rate for the nine months ended September 30, 2005 was 35.4%, compared to 34.4% for the same period in 2004. The increase in the effective tax rate for the three and nine months ended September 30, 2005 is a result of increased foreign earnings. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS' pretax income adjusted for minority interests in consolidated subsidiaries' net income and equity pre-tax earnings of its joint ventures. The Company expects its effective income tax rate for 2005 to be approximately 35%.

Equity in Income of Joint Ventures
     TSYS' share of income from its equity in joint ventures was $991,000 and $6.9 million for the three months ended September 30, 2005 and 2004, respectively. TSYS' share of income from its equity in joint ventures was $5.3 million and $19.2 million for the nine months ended September 30, 2005 and 2004, respectively. The decreases for the quarter and first nine months are primarily attributable to the purchase of the remaining 50% of Vital on March 1, 2005 and the inclusion of Vital's operating results in TSYS' statement of income. Refer to Note 9 in the notes to unaudited consolidated financial statement for more information on the acquisition of Vital.

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

     During the three months ended September 30, 2005, the Company's equity in income of joint ventures related to TSYS de Mexico was $991,000, an 80.8% increase, or $442,000 compared to $549,000 for the same period last year. During the nine months ended September 30, 2005, the Company's equity in income of joint ventures related to TSYS de Mexico was $2.1 million representing a 68.2% increase, or $847,000 compared to $1.2 million, for the same period last year.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. This processing support fee decreased as a result of the deconversion of a TSYS client in Mexico. Below is a summary of the fee for the three and nine months ended September 30, 2005 and 2004, respectively.

         Processing support fee                                            2005              2004
         ---------------------------------------------------------------------------------------------
         For the three months ended September 30,                         $36,000           45,000
         For the nine months ended September 30,                          105,000          154,000

Net Income
     Net income for the three months ended September 30, 2005 increased 22.8% or $8.9 million, to $48.1 million or basic and diluted earnings per share of $0.24, compared to $39.1 million, or basic and diluted earnings per share of $0.20, for the same period in 2004. Net income for the nine months ended September 30, 2005 increased 34.6% or $37.2 million, to $144.8 million or basic and diluted earnings per share of $0.73, compared to $107.6 million, or basic and diluted earnings per share of $0.55, for the same period in 2004.

Net Profit Margin
     The Company's net profit margin for the three months ended September 30, 2005 was 11.4%, compared to 12.8% for the same period last year. The Company's net profit margin for the nine months ended September 30, 2005 was 12.3%, compared to 12.2% for the same period last year.

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

     Excluding reimbursable items, the Company's net profit margin for the three months ended September 30, 2005 was 14.0%, compared to 15.8% for the three months ended September 30, 2004. Excluding reimbursable items, the Company's net profit margin for the nine months ended September 30, 2005 and 2004 was 15.2% for both periods.

     Below is the reconciliation between reported net profit margin and adjusted net profit margin excluding reimbursable items for the three and nine months ended September 30, 2005 and 2004, respectively:

                                                                Three months ended                   Nine months ended
                                                                  September 30,                        September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                              2005              2004              2005              2004
--------------------------------------------------------------------------------------------------------------------------------
Net income (a)                                       $           48,056            39,141           144,822            107,588
                                                        ================= ================= ================= ==================
Total revenues (b)                                   $          421,969           304,993         1,182,196            879,851
                                                        ================= ================= ================= ==================
Net profit margin (as reported) (a)/(b)                            11.4%             12.8%             12.3%              12.2%
                                                        ================= ================= ================= ==================
Revenue before reimbursable items (c)                $          342,100           248,416           953,544            706,710
                                                        ================= ================= ================= ==================
Adjusted net profit margin (a)/(c)                                 14.0%             15.8%             15.2%              15.2%
                                                        ================= ================= ================= ==================

Projected Outlook for 2005
     On July 19, 2005, TSYS announced it was raising its projected outlook for 2005. TSYS now expects its 2005 net income growth to be at the higher end of the range of 25%-28%, based on the following assumptions: total revenues increasing 32%-34% in 2005; revenues before reimbursable items increasing 33%-35%; Vital adding $225-$235 million in annual revenue; and accounts on file at the end of 2005 increasing to approximately 430-435 million.

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

Cash Flows From Operating Activities

                                                                                               Nine months ended
                                                                                                 September 30,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005              2004
      --------------------------------------------------------------------------------------------------------------------
      Net income                                                                    $          144,822           107,588
      Depreciation and amortization                                                            109,547            79,517
      Other non cash items and charges, net                                                     20,686            25,524
      Working capital items                                                                   (151,118)          (32,946)
                                                                                       ----------------- -----------------
      Net cash provided from operating activities                                   $         123,937            179,683
                                                                                       ================= =================

     TSYS' main  source  of  funds  is  derived  from   operating   activities,
specifically net income. During the nine months ended September 30, 2005, the Company generated $123.9 million in cash from operating activities compared to $179.7 million for the same period last year. The decrease in 2005 in net cash provided from operating activities was the result of the use of cash for working capital items.

     Working capital items include accounts receivable, prepaid expenses and other assets, accounts payable, accrued salaries and employee benefits and other current liabilities. The change in accounts receivable at September 30, 2005 as compared to December 31, 2004 is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments for long-term software contracts, funding of performance-based incentives and payments of vendor invoices.

Cash Flows From Investing Activities

                                                                                               Nine months ended
                                                                                                 September 30,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005              2004
      --------------------------------------------------------------------------------------------------------------------
      Purchases of property and equipment, net                                      $         (33,540)          (49,815)
      Additions to licensed computer software from vendors                                    (10,049)          (19,237)
      Additions to internally developed computer software                                     (17,435)           (3,996)
      Cash used in acquisitions, net of cash acquired                                         (56,998)          (50,578)
      Dividends from joint ventures                                                             1,658            15,876
      Contract acquisition costs                                                              (11,756)          (22,441)
                                                                                       ----------------- -----------------
        Net cash used in investing activities                                      $         (128,120)         (130,191)
                                                                                       ================= =================

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The major source of funds from investing activities is the dividend payment from its joint ventures. The Company used $128.1 million in cash for investing activities for the nine months ended September 30, 2005, compared to $130.2 million for the same period in 2004. The major use of cash for investing activities in 2005 was for the purchase of Vital.

Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended September 30, 2005 and 2004 were $13.1 million and $10.5 million, respectively. For the nine month period ended September 30, 2005, capital expenditures for property and equipment were $33.5 million compared to $49.8 million during the same period last year. The majority of the capital expenditure amounts in 2004 relate to computer equipment and the completion of the new European data centre.

     As previously discussed on page 33, the Company has decided to construct a 102,000 square foot data centre in Chandler, AZ as part of its disaster recovery plan.

Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $598,000 and $5.2 million for the three months ended September 30, 2005 and 2004, respectively. Expenditures for licensed computer software from vendors for the nine months ended September 30, 2005 were $10.0 million, compared to $19.2 million for the same period in 2004. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second or MIPS.

Internally Developed Computer Software Costs
     Additions to capitalized software development costs for the nine months ended September 30, 2005 were $17.4 million, compared to $4.0 million for the same period in 2004. The following table is a summary of the additions to internally developed computer software costs by project for the nine months ended September 30, 2005 and 2004, respectively:

                                                              Nine months ended
                                                                September 30,
                                                         -------------------------------------
         (in millions)                                         2005              2004
         ----------------------------------------------------------------- ------------------
         Vital Express                             $              9.3                 -
         MSII                                                     2.2                 -
         TLP                                                      4.2                 -
          Other                                                   1.7               4.0
                                                         ----------------- ------------------
             Total                                 $             17.4               4.0
                                                         ================= ==================

     The increase in the amount capitalized as software development costs in 2005, as compared to 2004, is mainly attributable to Vital's development of Vital Express and MSII and ESC's development of TSYS Loyalty Platform (TLP). The Company remains committed to developing and enhancing its processing solutions to expand its service offerings. In addition to developing solutions, the Company has expanded its service offerings through strategic acquisitions, such as TSYS Prepaid.

     Through its Vital subsidiary, the Company is internally developing two software projects - MSII and Vital Express. MSII is the enhanced version of the current Merchant Accounting System Initiator (MAS) system that was originally developed by TSYS in the mid-1970's. This project had reached technological feasibility prior to TSYS' acquisition of control of Vital and is expected to be introduced in the marketplace in 2006. The Company capitalized approximately $2.2 million since acquiring Vital, and has a total of $2.7 million capitalized since the project began.

     Vital Express is currently being developed by Vital and is a tool that will provide a single point of entry system which enables acquirers to more easily load and maintain their merchant populations. The Company expects to complete Vital Express in phases, with the first phase being introduced in the marketplace in July 2005. The remaining phases continue to be developed and are expected to be introduced in the marketplace between the fourth quarter of 2005 and the end of 2006. This project had reached technological feasibility prior to TSYS' acquisition of control of Vital. The Company capitalized approximately $9.3 million since acquiring Vital, and has a total of $19.5 million capitalized since the project began.

     Through its ESC subsidiary, the Company is internally developing an advanced loyalty platform - TSYS Loyalty Platform (TLP). TLP is designed to support transactional speed, complex reward programs and robust analytics tool. The platform offers critical support to all elements of loyalty management, including points processing, tracking, communications, redemption systems and analytics. The Company capitalized approximately $1.5 million during the three months ended September 30, 2005, and has a total of $4.2 million capitalized since the project began. The project is expected to be fully operational and introduced to market by July 2006.

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

     The Company was developing its Integrated Payments Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company invested a total of $6.3 million since the project began. As previously mentioned on page 33, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. In March 2005, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to its on-line debit solution. As of September 30, 2005, the Company has $1.5 million capitalized, net of amortization, related to this asset.

Cash Used in Acquisitions
     During the first quarter of 2005, the Company purchased Vital for approximately $95.8 million, and had direct acquisition costs of $794,000.

Dividends Received from Joint Ventures
     During 2005, the Company received a dividend payment of $1.7 million from TSYS de Mexico, compared to $876,000 for the same period last year. In 2004, the Company received a dividend payment of $15.0 million from its Vital joint venture.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $775,000 for the three months ended September 30, 2005, bringing the total for 2005 to $11.8 million, compared to $22.4 million for the nine months ended September 30, 2004. The Company did not have a cash payment for processing rights for the nine months ended September 30, 2005. The Company had a cash payment for processing rights for the nine months ended September 30, 2004 of $16.0 million.

     Conversion cost additions were $11.8 million and $6.4 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in the amount of conversion cost additions for 2005, as compared to 2004, is the result of the discontinued use of the percentage-of-completion accounting method for TSYS' agreement with Bank One.

Cash Flows From Financing Activities

                                                                                               Nine months ended
                                                                                                 September 30,
      --------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2005              2004
      --------------------------------------------------------------------------------------------------------------------
      Proceeds from borrowings of long-term debt                                   $           48,143                 -
      Principal payments on long-term debt borrowings, capital lease obligations
          and software obligations                                                            (49,360)          (42,321)
      Dividends paid on common stock                                                          (27,582)          (15,747)
      Purchase of common stock                                                                     -             (1,188)
      Other                                                                                     2,920             1,193
                                                                                       ----------------- -----------------
        Net cash used in financing activities                                      $          (25,879)          (58,063)
                                                                                       ================= =================

     The major use of cash for financing activities has been the principal payments on capital lease and software obligations, the payment of dividends and the purchase of stock under the stock repurchase plan as described below. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the nine months ended September 30, 2005 was $25.9 million mainly as a result of the payments of dividends. Net cash used in financing activities for the nine months ended September 30, 2004 was $58.1 million mainly as a result of the payments related to the software obligations, and to a lesser extent, the purchases of common stock and payments of dividends.

Software Obligations
     On March 31, 2004, the Company paid in full the obligations related to licensed mainframe software. The effective interest rates related to the software obligations were well above current market rates.


Line of Credit
     TSYS has a $45.0 million long-term line of credit from a banking affiliate of Synovus. A detailed discussion related to the line of credit is in Note 6 in the notes to the unaudited consolidated financial statements on page 16. During the nine months ended September 30, 2005, the Company utilized the automatic draw-down facility for temporary funding and repaid the balances within days of borrowing.

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

Dividends
     Dividends on common stock of $11.8 million were paid during the three months ended September 30, 2005, bringing the total for 2005 to $27.6 million compared to $15.7 million paid during the nine months ended September 30, 2004. On April 21, 2005, the Company announced an increase in its quarterly dividend of 50% from $0.04 to $0.06 per share. On April 15, 2004, the Company announced it would double its quarterly dividend from $0.02 to $0.04 per share.

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

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.1. At September 30, 2005, TSYS had working capital of $270.6 million compared to $176.3 million at December 31, 2004.

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

     The Company received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice was investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. SS3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation related to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. The Company produced documents and information in response to a subpoena that it received from the Office of the Inspector General of the United States Postal Service and otherwise cooperated with the Department of Justice during the investigation. The involved parties agreed to a settlement of the matter without any party admitting liability. The matter was settled during the third quarter for amounts that were not material to TSYS' financial condition, results of operations or cash flows.

Recent Accounting Pronouncements
     The Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC), contains a discussion of recent accounting pronouncements and the expected impact on the Company's financial statements. The following accounting standards have been modified or issued during 2005.

     On April 14, 2005, the SEC approved a rule that delays the effective date of SFAS No. 123R for public companies that do not file as small business issuers until the first annual or interim reporting period of the first fiscal year that begins on or after June 15, 2005. The Company plans on adopting SFAS No. 123R on January 1, 2006. The Company expects that the impact of adopting SFAS No. 123R for expensing existing stock options will have a negative impact upon its results of operations and statement of financial position. The Company expects that the impact of expensing existing stock option grants to be approximately $0.02-$0.03 per share in 2006. The Company does not expect the impact of adopting SFAS No. 123R to have a material impact upon its cash flow.

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

     In September 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10 (EITF 04-10), "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds". EITF 04-10 clarified that operating segments can be aggregated only if aggregation is consistent with the objective and basic principles of FASB Statement No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in paragraph 17 of SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The Company has determined that adoption of EITF 04-10 will not have an impact on its currently reportable segments.

     In June 2005, the EITF reached a consensus on EITF Issue No. 05-6 (EITF 05-6), "Determining the Amortization Period for Leasehold Improvements." This guidance provides that leasehold improvements acquired in a business combination and those acquired after the inception of a lease should be amortized over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition of the leasehold improvements. The guidance is effective for periods beginning after June 29, 2005. The Company does not expect the impact of EITF 05-6 on its financial position, results of operations or cash flows to be material.

Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others, statements regarding TSYS' expectation that it will maintain the card-processing functions of Chase for at least two years, TSYS' expectation with respect to the impact of the Chase contract on its earnings per share growth for 2005 and 2006, TSYS' expectation that the deconversion of the Sears consumer MasterCard and private-label accounts will occur in the second quarter of 2006, TSYS' expectation that it will continue supporting commercial card accounts for Citibank, as well as Citibank's California Commerce consumer accounts, management's belief with respect to the financial impact of the loss of the Sears accounts for 2006, the expected adoption date of expensing stock options and the expected financial impact of expensing options, TSYS' expected growth in net income for 2005, the expected time of introduction to the market of certain Vital software products, any decision that might arise out of the evaluation process Bank of America is conducting, and the assumptions underlying such statements, including, with respect to TSYS' expected increase in net income for 2005, an increase in total revenues of 32%-34%; Vital Processing Services adding $225-$235 million in annual revenues; accounts on file at the end of 2005 increasing to between 430 and 435 million; and revenues before reimbursable items increasing 33%-35%. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:
(i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items;
(ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," "estimates," "projects," "plans," "may," "could," "should," "would," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.


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

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pounds Sterling (BPS), Mexican Peso, Canadian Dollar and Japanese Yen. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity titled accumulated other comprehensive income or loss. The amount of other comprehensive loss for the three months ended September 30, 2005 was $2.3 million. The amount of other comprehensive loss for the three months ended September 30, 2004 was $1.2 million. The amount of other comprehensive loss for the nine months ended September 30, 2005 was $7.7 million. The amount of other comprehensive income for the nine months ended September 30, 2004 was $1.3 million. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Canada and Japan was approximately (in U.S. dollars) $134.1 million, $5.1 million, $0.6 million and $13.0 million, respectively, at September 30, 2005.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $66,000 and loss of $761,000 for the three and nine months ended September 30, 2005, respectively, relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2005 was approximately $5.2 million, the majority of which is denominated in Euros.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rates and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the foreign-denominated cash account balance at September 30, 2005.

                                       ---------------------------------------------------------------------------------------------
                                                                       Effect of Basis Point Change
                                       ---------------------------------------------------------------------------------------------
                                                   Increase in basis point of                     Decrease in basis point of
                                       --------------- ----------------- ---------------- ------------ -------------- --------------
(in thousands)                              100               500             1,000           100           500           1,000
---------------------------------- --- --------------- ----------------- ---------------- ------------ -------------- --------------
Effect  on income  before  income
     taxes                         $             (52)             (258)            (516)           52            258            516
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

     In connection with the purchase of the campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. As the LIBOR rate changes, TSYS will be subject to interest rate risk. At September 30, 2005, TSYS did not have an outstanding balance on the line of credit.

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

Concentration of Volume of Business Transacted Risk
     TSYS works to maintain a large and diverse client base across various industries to minimize the risk of any one client accounting for a large portion of its revenues. TSYS does, however, have one major customer that accounts for a large portion of its revenues. This one major customer has a long-term relationship with the Company. TSYS' processing agreement with Bank of America provides that Bank of America may terminate its agreement with TSYS for consumer credit card services upon the payment of a termination fee.

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

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     The  following  table  sets  forth  information   regarding  the  Company's
purchases of its common stock on a monthly basis during the three months ended September 30, 2005:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                 Total Number of Shares     Maximum Number of
                                                                                  Purchased as Part of    Shares That May Yet Be
                            Total Number of Shares   Average Price Paid per        Publicly Announced      Purchased Under the
Period                             Purchased                  Share                Plans or Programs        Plans or Programs
-------------------------------------------------------------------------------------------------------------------------------

July 2005                                         -                       $-                        -                        -
August 2005                                       -                        -                        -                        -
September 2005                                    -                        -                        -                        -
-------------------------------------------------------------------------------------------------------------------------------
     Total                                        -                       $-
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




                                                                     TOTAL SYSTEM SERVICES, INC.


 Date:  November 3, 2005                                             by:  /s/ Philip W. Tomlinson
                                                                     ---------------------------------------------------------------
                                                                     Philip W. Tomlinson
                                                                     Chief Executive Officer


 Date:  November 3, 2005                                             by:  /s/ James B. Lipham
                                                                     ---------------------------------------------------------------
                                                                     James B. Lipham
                                                                     Chief Financial Officer

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