Form 10-K
period 2005-12-31
TOTAL SYSTEM SERVICES INC
filed 2006-03-01
CIK 721683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: NONE
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          YES ☐                                          NO ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
          YES ☐                                          NO ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          YES ☑                                          NO ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES ☐                                          NO ☑
          As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $658,338,000 based on the closing sale price as reported on the New York Stock Exchange.
          As of February 14, 2006, there were 197,433,707 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2005 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2006 Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2006 (“Proxy Statement”)	Part III

PART I
Safe Harbor Statement
          We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans, objectives and results, among other things, and also include (without limitation) statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
          Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto.
Item 1. Business
          Business. We provide electronic payment processing and related services to financial and nonfinancial institutions. Services include processing consumer, retail, commercial, government services, stored value and debit cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we provide services to financial and nonfinancial institutions throughout the United States, Canada, Mexico, Honduras, Puerto Rico and Europe. We currently offer merchant services to financial institutions and other organizations in the United States through our wholly owned subsidiary, Vital Processing Services, L.L.C., and in Japan through our majority owned subsidiary, GP Network Corporation. We also offer optional value added products and services to support our core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. Synovus Financial Corp., a diverse financial services company with more than $27 billion in assets, owns 81% of us.

          The services we provide are divided into three operating segments, domestic-based support services, which accounted for approximately 75% of our revenues in 2005, international-based support services, which accounted for approximately 9% of our revenues in 2005 and merchant processing services, which accounted for approximately 16% of our revenues in 2005.
          Seasonality. Due to the somewhat seasonal nature of the credit card industry, our revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.
          Intellectual Property. Our intellectual property portfolio is a component of our ability to be a leading electronic payment services provider. We diligently protect and work to build our intellectual property rights through patent, servicemark and trade secret laws. We also use various licensed intellectual property to conduct our business. In addition to using our intellectual property in our own operations, we grant licenses to certain of our clients to use our intellectual property.
          Major Customers. A significant amount of our revenues is derived from long-term contracts with large clients, including our major customer, Bank of America Corporation. In December 2005, we received official notification from Bank of America of its intent, pending its acquisition of MBNA Corporation, to shift the processing of its consumer card portfolio in house in October 2006. For the year ended December 31, 2005, Bank of America accounted for approximately 22.3% of our total revenues and all relationships with Bank of America and MBNA on a combined basis accounted for approximately 23.9% of our total revenues. As a result, the loss of Bank of America, or other large clients, could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customers” under the “Financial Review” Section on pages 47 and 48 of the Annual Report which is incorporated in this document by reference.
          Competition. We encounter vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately three vendors. We believe that as of December 31, 2005 we are the second largest third party card processor in the United States. In addition, we compete with in house processors and software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States and from certain international processors with respect to international-based support services. Based upon available market share data that includes cards processed in house, we believe we hold a 39.1% share of the domestic consumer card processing market, an 84.6% share of the Visa and MasterCard domestic commercial card processing market, a 14.4% share of the domestic retail card processing market and a 4.8% share of the domestic signature debit processing market. With respect to merchant processing, we believe that Vital has a 13% market share of all authorizations originating at U.S. merchant locations and a 20% market share of all bank-card accepting merchant locations in the U.S.

          Our major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between us and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and servicing capability. Certain other subsidiaries of First Data Corporation also compete with us with respect to the provision of merchant processing services.
          Backlog of Accounts. As of January 31, 2006, we had a pipeline of approximately 75 million accounts associated with new clients. We expect to convert our entire backlog of 75 million new accounts in 2006.
          Regulation and Examination. We are subject to being examined, and are indirectly regulated, by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the National Credit Union Administration, and the various state financial regulatory agencies which supervise and regulate the financial institutions for which we provide electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included our internal controls in connection with our present performance of electronic payment processing services, and the agreements pursuant to which we provide such services. In addition, we are registered with Visa and MasterCard as a service provider for member institutions and are subject to applicable card association rules.
          As the Federal Reserve Bank of Atlanta has approved Synovus’ indirect ownership of us through Columbus Bank and Trust Company, we are subject to direct regulation by the Federal Reserve Board. We were formed with the prior written approval of, and are subject to regulation and examination by, the Department of Banking and Finance of the State of Georgia as a subsidiary of Columbus Bank and Trust Company. In addition, as we and our subsidiaries operate as subsidiaries of Columbus Bank and Trust Company, we are subject to regulation by the Federal Deposit Insurance Corporation.
          Employees. As of December 31, 2005, we had 6,603 full-time employees.
          Available Information. Our website address is www.tsys.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports in the Investors section of our website under the heading “Financials” and then under “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.
          We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance section of our website at www.tsys.com/ir/governance. Copies of these documents are also available in print upon written request to the Corporate Secretary, Total System Services, Inc., 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901.
          See the “Financial Overview” Section on pages 36 through 38, the “Financial Review” Section on pages 38 through 61 and Note 1, Note 5, Note 14, Note 17 and Note 19 of Notes to Consolidated Financial Statements on pages 66 through 73, page 76, page 83, pages 85 through 89, and pages 90 and 91 of the Annual Report which are incorporated in this document by reference.
Item 1A. Risk Factors
          This section highlights specific risks that could affect our business and us. Although this section attempts to highlight key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. In addition to the factors discussed elsewhere or incorporated by reference in this report, among the other factors that could cause actual results to differ materially are the following:
If we do not successfully renew or renegotiate our agreements with our clients, our business will suffer.
          A significant amount of our revenues is derived from long-term contracts with large clients, including a major customer. Consolidation among financial institutions has resulted in an increasingly concentrated client base. The financial position of these clients and their willingness to pay for our products and services are affected by general market positions, competitive pressures, and operating margins within their industries. Renewal or renegotiation time presents our clients with the opportunity to consider other providers. The loss or renegotiation of our contracts with existing clients or a significant decline in the number of transactions we process for them could have a material adverse effect on our financial position and results of operation.
Consolidation among financial institutions, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients could materially impact our financial position and results of operation.
          Consolidation among financial institutions, particularly in the area of credit card operations, continues to be a major risk. Specifically, we face risk that our clients may merge with entities that are not our clients or our clients may sell portfolios to entities that are not our clients, thereby impacting our existing agreements and projected revenues with these clients. During 2005, for example, Bank of America acquired MBNA Corporation, making it one of the largest card issuers in the U.S. In December 2005, we received official notification from Bank of America of its intent to shift the processing of its consumer card portfolio in house in October 2006 in connection with the acquisition of MBNA. This kind of consolidation and the loss of any significant client by us could have a material adverse effect on our financial position and results of operations.

Accounts on file may be lower than anticipated and internal growth rates for our existing clients may be lower than anticipated.
          At December 31, 2005, we had approximately 438 million accounts on file. By the end of 2006, we anticipate that there will be approximately 395 million to 405 million accounts on file. There is no guarantee, however, that accounts on file will be as we anticipate and this could have a material adverse effect on our financial position and results of operations. Furthermore, a significant amount of our revenues is derived from certain large clients and internal growth rates for these existing clients may be lower than anticipated, thereby negatively impacting our business.
We may incur expenses associated with the signing of a significant client to our processing system and in connection with our efforts to grow internationally or incur other costs that may hurt our financial results.
          We incur significant up-front expenses prior to converting a significant client to our processing system. In the event we enter into a processing contract with a significant client, these expenses will directly affect our earnings results. In addition, we provide services to our clients worldwide and plan to continue to expand our service offerings internationally in the future. We are likely to incur costs in growing our business internationally, and there is no guarantee that such international expansion will be successful. We may also incur other expenses and costs, such as operating and marketing expenses. If we are unable to successfully manage these expenses as our business develops, changes and expands, our financial position and results of operations could be negatively impacted. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.
There may be a decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general.
          If consumers do not continue to use credit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards, it could have a material adverse effect on our financial position and results of operations. We believe future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use credit cards. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our financial position and results of operations may be adversely affected.
We may not convert and deconvert clients’ portfolios as scheduled.
          We anticipate conversion of Capital One’s North American portfolio of consumer and small business credit card accounts and deconversion of Citibank’s Sears, Roebuck and Co. card portfolio and Bank of America’s consumer card portfolio during 2006. There is no guarantee, however, that these conversions and deconversions will occur as anticipated and this may have a material adverse effect on our financial position and results of operations.
We have pursued various strategic acquisitions and these acquisitions may be more difficult to integrate than anticipated.
          We regularly explore opportunities for strategic acquisitions and expect to grow, in part, through such acquisitions. Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition. The integration could result in loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with clients or achieve the anticipated benefits of the acquisition. These factors could contribute to us not achieving the anticipated benefits of the acquisition within the desired time frames, if at all.
The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our financial position and results of operations.
          We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our financial position and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.
          Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial position and results of operations.
If we do not anticipate and respond to rapid technological change or changes in industry standards, particularly with respect to e-commerce, our services could become obsolete and we could lose our clients.
          Our success depends, in part, on our ability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies. The widespread adoption of new technologies could require us to make substantial expenditures to modify or adopt our existing products and services, and we may not be successful in improving and implementing our processing systems or in achieving market acceptance of these new technologies. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, particularly with respect to e-commerce, our existing product and service offerings, proprietary technology and systems may become obsolete. Further, if we fail to adopt or develop these new technologies or to adapt our products and services to emerging industry standards, we may lose current and future clients, which could have a material adverse effect on our financial position and results of operations. Our industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our processing systems, products, services and technologies.
Changes in the laws, regulations, credit card association rules or other industry standards affecting our business may require significant product redevelopment efforts or may reduce the market for or value of our products.
          There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase or decrease the cost of doing business or affect the competitive balance. We cannot predict whether any of this potential legislation will be enacted or whether any credit card association rule or other industry standard will change, and if enacted or changed, the effect that it would have on our financial position or results of operations. These changes may require us to incur significant expenses to redevelop our products, but there is no guarantee that we would be successful or that there would be a market for or value of our products. Also, if we do not comply with laws, regulations, policies or standards, we could receive regulatory sanctions and damage to our reputation.
We may not be able to successfully manage our intellectual property and may be subject to infringement claims.
          In the rapidly developing legal framework, we rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop software or technology competitive to us. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.
          We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claim from third parties may result in limitation on our ability to use the intellectual property subject to these claims.
Security and privacy breaches in our electronic transactions may damage customer relations and inhibit our growth.
          Any failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. We electronically store personal information about consumers who are customers of our clients. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth could be materially adversely affected. A security or privacy breach may:
•	cause our clients to lose confidence in our services;

•	harm our reputation;

•	expose us to liability; and

•	increase our expenses from potential remediation costs.
          While we believe we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market positions or the security and privacy concerns of existing and potential clients.
If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.
          We are dependent upon the ability and experience of a number of highly skilled technical, management and sales and marketing personnel who have substantial experience with our operations, the rapidly changing transaction processing industry and markets in which we offer our services. It is possible that the loss of the services of one or a combination of our key personnel would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain additional qualified management and technical personnel as we grow. Competition for the best people, particularly those individuals with technology experience, is intense. We cannot guarantee that we will continue to attract or retain such personnel.

Bank of America may not deconvert as anticipated, amortization of related contract acquisition costs may not be accelerated as anticipated and the termination fee may not be in the amount anticipated.
          Bank of America has notified us of its intent to shift the processing of its consumer card portfolio in house in October 2006. Our processing agreement with Bank of America provides that Bank of America may terminate its agreement with us for consumer credit card services upon the payment of a termination fee, which is determined based upon several factors. Based upon the expected October 2006 deconversion date, this fee is estimated to be approximately $69 million. As a result of the anticipated deconversion in October 2006, we will accelerate the amortization of approximately $7 million in contract acquisition costs. There is no guarantee, however, that the deconversion will occur as anticipated in October 2006 and that we will be able to amortize the anticipated related contract acquisition costs or receive the termination fee in the amount anticipated from Bank of America.
Various domestic or international military or terrorist activities or conflicts could affect our business and financial position.
          Acts or threats of war or terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, could negatively affect business and economic positions in the U.S. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial position and results of operations could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that cannot presently be predicted.
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          As of December 31, 2005, we and our subsidiaries owned 12 facilities encompassing approximately 1,412,719 square feet and leased from third parties 19 facilities encompassing approximately 496,222 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
Domestic-based support services	10	1,316,351	11	296,239
International-based support services	2	96,368	3	1,800
Merchant processing services	-0-	-0-	5	198,183
          We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

          See Note 1, Note 6, Note 14 and Note 17 of Notes to Consolidated Financial Statements on pages 66 through 73, page 77, page 83, and pages 85 through 89 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on pages 51 through 53, and page 56, respectively, of the Annual Report which are incorporated in this document by reference.
Item 3. Legal Proceedings
          See Note 14 of Notes to Consolidated Financial Statements on page 83 of the Annual Report which is incorporated in this document by reference.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
          The “Quarterly Financial Data, Stock Price, Dividend Information” Section which is set forth on page 95, and “Stock Repurchase Plan” under the “Financial Review” Section on pages 58 and 59 of the Annual Report are incorporated in this document by reference.
Item 6. Selected Financial Data
          The “Selected Financial Data” Section which is set forth on page 35 of the Annual Report is incorporated in this document by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The “Financial Overview” and “Financial Review” Sections which are set forth on pages 36 through 61 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Foreign Exchange Risk. We are exposed to foreign exchange risk because we have revenues and expenses denominated in foreign currencies, including Euro, British Pound, Mexican Peso, Canadian Dollar, Japanese Yen and Chinese Renminbi. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity titled “accumulated other comprehensive income.” The amount of other comprehensive loss for the year ended December 31, 2005 was $9.7 million. The amount of other comprehensive income for the years ended December 31, 2004 and 2003 was $7.1 million and $7.3 million, respectively. Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.
          The carrying value of the assets of our foreign operations in Europe, Mexico, Canada, Japan and China was approximately (in U.S. dollars) $131.9 million, $5.7 million, $457,000, $13.0 million and $37.0 million, respectively, at December 31, 2005.
          Interest Rate Risk. We are also exposed to interest rate risk associated with the investing of available cash and any outstanding balance on the long-term line of credit we have with a banking affiliate of Synovus. We invest available cash in conservative short-term instruments and are primarily subject to changes in the prime rate.
          On June 30, 2003, we obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw-down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes covenants requiring us to maintain certain minimum financial ratios. At December 31, 2005, we did not have an outstanding balance on the line of credit and were in compliance with all covenants. As the LIBOR rate changes, we will be subject to interest rate risk.
          Concentration of credit risk. We work to maintain a large and diverse customer base across various industries to minimize the credit risk of any one customer to our accounts receivable amounts. In addition, we perform ongoing credit evaluations of our customers’ and suppliers’ financial condition.
          Concentration of client base. A significant amount of our revenues are derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of our total revenues, generally provide for discounts on certain services based on the size and activity of clients’ portfolios. Therefore, electronic payment and merchant services processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients.
          We have two major customers that account for a large portion of our revenues, which subjects us to credit risk. See Note 17 of Notes to Consolidated Financial Statements on pages 85 through 89 of the Annual Report which is incorporated in this document by reference for a description of major customers. In addition to our two major customers, we have other large clients representing a significant portion of our total revenues. The loss of any one of our large clients could have a material adverse effect on our financial position, results of operations and cash flows.

          Concentration of suppliers. We utilize several large and diverse suppliers across various industries to minimize our reliance on any one supplier. However, we do rely on a relatively few major suppliers for a significant portion of our licensed computer software and hardware needs. The relationship with these particular vendors is well established. These particular vendors are large, well-known and respected entities in their industry.
Item 8. Financial Statements and Supplementary Data
          The “Quarterly Financial Data, Stock Price, Dividend Information” Section, which is set forth on page 95, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Income, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on management’s assessment of internal controls)” Sections, which are set forth on pages 62 through 94 of the Annual Report are incorporated in this document by reference.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
          Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 93 of the Annual Report, and “Report of Independent Registered Public Accounting Firm (on management’s assessment of internal controls),” which is set forth on page 94 of the Annual Report, are incorporated in this document by reference.
          Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
          None.
PART III
Item 10. Directors and Executive Officers of the Registrant
          Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON — PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS — Committees of the Board.”
          We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our controller. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.tsys.com/ir/governance. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.
          Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 12, 2005. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
          Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES”;

•	“EXECUTIVE COMPENSATION — Summary Compensation Table; Stock Option Exercises and Grants; and Change in Control Arrangements”; and

•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information pertaining to equity compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements on pages 80 through 83 of the Annual Report and is incorporated in this document by reference.
          Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Beneficial Ownership of TSYS Stock by CB&T”; and

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Synovus Stock Ownership of Directors and Management.”
Item 13. Certain Relationships and Related Transactions
          Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
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
          See also Note 2 of Notes to Consolidated Financial Statements on pages 73 through 75 of the Annual Report which is incorporated in this document by reference.
Item 14. Principal Accountant Fees and Services
          Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT — KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT — Policy on Audit Committee Pre-Approval.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
          (a) 1. Financial Statements
               The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 62 through 94 of the Annual Report.
Consolidated Balance Sheets — December 31, 2005 and 2004.
Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm (on consolidated financial statements).
Management’s Report on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm (on management’s assessment of internal controls).
          2. Financial Statement Schedules
               The following report of independent registered public accounting firm and consolidated financial statement schedule of TSYS are included:
Report of Independent Registered Public Accounting Firm.
Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2005, 2004 and 2003.
               All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

          3. Exhibits
               The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.1 through 10.28 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 4.1 of TSYS’ Registration Statement on Form S-8 filed with the SEC on April 18, 1997 (File No. 333-25401).

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated October 19, 2004, as filed with the SEC on October 19, 2004.

10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.1	Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.2	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.3	Synovus Financial Corp. 2002 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.3 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.4	Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.5	Amendment Number One to Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 8, 2005, as filed with the SEC on July 12, 2005.

Exhibit
Number	Description
10.6	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.7	Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.8	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.9	Incentive Bonus Plan of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.8 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.10	Agreement in Connection With Personal Use of Company Aircraft.

10.11	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.12	Synovus Financial Corp. 1994 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.11 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 9, 1995.

10.13	Synovus Financial Corp. Executive Bonus Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.12 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 19, 1996.

10.14	Change of Control Agreements for executive officers of TSYS, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 18, 2005, as filed with the SEC on January 20, 2005.

Exhibit
Number	Description
10.15	Stock Option Agreement of Samuel A. Nunn, incorporated by reference to Exhibit 10.14 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 20, 1997.

10.16	Synovus Financial Corp. Deferred Stock Option Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.15 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.17	Synovus Financial Corp. 2000 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.16 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.18	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.19	Form of Stock Option Agreement for the Total System Services, Inc. 1992 (renamed 2000) and 2002 Long-Term Incentive Plans, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.20	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.21	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 18, 2005, as filed with the SEC on January 20, 2005.

Exhibit
Number	Description
10.22	Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.23	Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.24	Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.25	Form of Stock Option Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006, as filed with the SEC on January 17, 2006.

10.26	Form of Restricted Stock Award Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006, as filed with the SEC on January 17, 2006.

10.27	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 17, 2006, as filed with the SEC on January 17, 2006.

10.28	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 17, 2006, as filed with the SEC on January 17, 2006.

13.1	Certain specified pages of TSYS’ 2005 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Description
24.1	Powers of Attorney contained on the signature pages of this 2005 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2005 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

99.2	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2005 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

Report of Independent Registered Public Accounting Firm
The Board of Directors
Total System Services, Inc.:
Under date of February 28, 2006, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Atlanta, Georgia
February 28, 2006

TOTAL SYSTEM SERVICES, INC.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
		Changes in
		allowances, charges to
	Balance at	expenses and changes				Balance at
	beginning	to other accounts--		Deductions--		end
	of period	describe		describe		of period
Year ended December 31, 2003:
Provision for doubtful accounts and billing adjustments	$8,017	2,690	(1)	(897	)(3)	$9,810
	$8,017	2,690		(897)		$9,810

Transaction processing accruals	$5,347	3,450	(2)	(3,706	)(3)	$5,091

	$5,347	3,450		(3,706)		$5,091

Year ended December 31, 2004:
Provision for doubtful accounts and billing adjustments	$9,810	(2,450	)(1)	(593	)(3)	$6,767
	$9,810	(2,450)		(593)		$6,767

Transaction processing accruals	$5,091	9,878	(2)	(5,685	)(3)	$9,284

	$5,091	9,878		(5,685)		$9,284

Year ended December 31, 2005:
Provision for doubtful accounts and billing adjustments	$6,767	8,860	(1),(4)	(3,013	)(3)	$12,614
	$6,767	8,860		(3,013)		$12,614

Transaction processing accruals	$9,284	8,525	(2),(5)	(8,356	)(3)	$9,453

	$9,284	8,525		(8,356)		$9,453

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.

(2)	Amount reflected is the change in transaction processing accruals reflected in other operating expenses.

(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

(4)	Includes $4.3 million of doubtful accounts and billing adjustments on March 1, 2005 related to consolidating the financial results of Vital Processing Services, L.L.C.

(5)	Includes $1.1 million of transaction processing accruals on March 1, 2005 related to consolidating the financial results of Vital Processing Services, L.L.C.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC. (Registrant)
February 28, 2006	By:	/s/Philip W. Tomlinson
Philip W. Tomlinson,
Principal Executive Officer and Chairman of the Board

POWER OF ATTORNEY
          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Blanchard, Philip W. Tomlinson and M. Troy Woods and each of them, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ James H. Blanchard James H. Blanchard,	Date: February 28, 2006
Director and Chairman of the
Executive Committee

/s/ Philip W. Tomlinson Philip W. Tomlinson,	Date: February 28, 2006
Principal Executive Officer
and Chairman of the Board

/s/ M. Troy Woods M. Troy Woods,	Date: February 28, 2006
President and Director

/s/ James B. Lipham James B. Lipham,	Date: February 28, 2006
Senior Executive Vice President, Treasurer
and Principal Financial Officer

/s/ Dorenda K. Weaver Dorenda K. Weaver,	Date: February 28, 2006
Chief Accounting Officer

/s/ Richard Y. Bradley Richard Y. Bradley,	Date: February 28, 2006
Director

/s/ Kriss Cloninger III Kriss Cloninger III,	Date: February 28, 2006
Director

/s/ G. Wayne Clough G. Wayne Clough,	Date: February 28, 2006
Director

/s/ Walter W. Driver, Jr. Walter W. Driver, Jr.,	Date: February 28, 2006
Director

Gardiner W. Garrard, Jr.,	Date: ______ ___, 2006
Director

Sidney E. Harris,	Date: ______ ___, 2006
Director

/s/ John P. Illges, III John P. Illges, III,	Date: February 28, 2006
Director

/s/ Alfred W. Jones III Alfred W. Jones III,	Date: February 28, 2006
Director

Mason H. Lampton,	Date: ______ ___, 2006
Director

/s/ H. Lynn Page H. Lynn Page,	Date: February 28, 2006
Director

W. Walter Miller, Jr.,	Date: ______ ___, 2006
Director

/s/ John T. Turner John T. Turner,	Date: February 28, 2006
Director

/s/ Richard W. Ussery Richard W. Ussery,	Date: February 28, 2006
Director

/s/ James D. Yancey James D. Yancey,	Date: February 28, 2006
Director

Rebecca K. Yarbrough,	Date: ______ ___, 2006
Director