Form 10-K/A
period 2005-12-31
TOTAL SYSTEM SERVICES INC
filed 2006-04-28
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

Commission file number 1-10254

TOTAL SYSTEM SERVICES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1493818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 First Avenue Columbus, Georgia	31901
(Address of principal executive offices) (Registrant’s telephone number, including area code)	(Zip Code) (706) 649-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.10 Par Value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer [ X]	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

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

The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2005 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2005, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2005, as set forth below and in the attached exhibits.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 62 through 94 of the Annual Report.

Consolidated Balance Sheets - December 31, 2005 and 2004.

Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2005, 2004 and 2003.

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

13.1	Certain specified pages of TSYS’ 2005 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1*	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2005 Annual Report on Form 10-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2005.

99.2*	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2005.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

April 27, 2006	By: /s/Philip W. Tomlinson

      Philip W. Tomlinson,
                      Principal Executive Officer