Form 10-Q
period 2006-03-31
TOTAL SYSTEM SERVICES INC
filed 2006-05-08
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended:                        March 31, 2006
                                        ----------------------------------------

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

                               [TSYS LOGO OMITTED]

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

                                 (706) 649-2262
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ X ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                        Yes  [   ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                             OUTSTANDING AS OF: May 8, 2006
----------------------------------------          ------------------------------

Common Stock, $0.10 par value                             197,433,706 shares

                              [TSYS LOGO OMITTED]

                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                           Page
                                                                          Number
Part I. Financial Information
          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited)
                        - March 31, 2006 and December 31, 2005               3

                  Condensed Consolidated Statements of Income
                        (unaudited) - Three months ended
                         March 31, 2006 and 2005                             5

                  Condensed Consolidated Statements of Cash Flows
                        (unaudited) - Three months ended
                         March 31, 2006 and 2005                             6

                  Notes to Unaudited Condensed Consolidated
                        Financial Statements                                 8

          Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 23

          Item 3. Quantitative and Qualitative Disclosures About
                        Market Risk                                         45

          Item 4. Controls and Procedures                                   47

Part II. Other Information
          Item 1A. Risk Factors                                             48

          Item 2. Unregistered Sales of Equity Securities and Use
                        of Proceeds                                         48

          Item 6. Exhibits                                                  49

Signatures                                                                  50

Exhibit Index                                                               51

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,           December 31,
(in thousands, except per share information)                                                 2006                  2005
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents (includes $146.7 million and $152.6 million on
     deposit with a related party at 2006 and 2005, respectively)                   $             242,857               237,569
  Restricted cash (includes $5.4 million and $4.1 million on deposit with a
     related party at 2006 and 2005, respectively)                                                 31,596                29,688
  Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $11.4 million and $12.6 million at 2006 and 2005, respectively (includes $0.1 million and $0.1 million due from a related
     party at 2006 and 2005, respectively)                                                        206,619               184,532
  Deferred income tax assets                                                                       20,305                15,264
  Prepaid expenses and other current assets                                                        43,816                45,236
                                                                                     --------------------------------------------
      Total current assets                                                                        545,193               512,289
Property and equipment, net of accumulated depreciation and amortization of
  $195.1 million and $188.1 million at 2006 and 2005, respectively                                263,646               267,979
Computer software, net of accumulated amortization of $336.7 million and $317.1
  million at 2006 and 2005, respectively                                                          253,852               267,988
Contract acquisition costs, net                                                                   162,129               163,861
Goodwill, net                                                                                     106,388               112,865
Equity investments                                                                                 43,865                42,731
Other intangible assets, net of accumulated amortization of $6.2 million and
  $5.4 million at 2006 and 2005, respectively                                                      12,721                13,580
Other assets                                                                                       27,075                29,604
                                                                                     --------------------------------------------
      Total assets                                                                  $           1,414,869             1,410,897
                                                                                     ============================================





See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                Condensed Consolidated Balance Sheets (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,           December 31,
(in thousands, except per share information)                                                 2006                  2005
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable (includes $0.2 million and $0.1 million payable to related
     parties at 2006 and 2005, respectively)                                        $              37,904                29,464
  Accrued salaries and employee benefits                                                           39,465                84,348
  Current portion of obligations under capital leases and software obligations                      2,208                 2,078
  Other current liabilities (includes $9.6 million and $9.9 million payable to
     related parties at 2006 and 2005, respectively)                                              164,466               161,122
                                                                                     --------------------------------------------
      Total current liabilities                                                                   244,043               277,012
Obligations under capital leases and software obligations, excluding current
  portion                                                                                           3,028                 3,555
Deferred income tax liabilities                                                                    86,865                89,478
Other long-term liabilities                                                                        23,192                24,398
                                                                                     --------------------------------------------
      Total liabilities                                                                           357,128               394,443
                                                                                     --------------------------------------------
Minority interests in consolidated subsidiaries                                                     3,743                 3,682
                                                                                     --------------------------------------------
Shareholders' equity:
  Common stock - $0.10 par value.  Authorized 600,000 shares;  198,126 and
     197,975 issued at 2006 and 2005, respectively; 197,434 and 197,283
     outstanding at 2006 and 2005, respectively                                                    19,813                19,797
  Additional paid-in capital                                                                       52,917                50,666
  Accumulated other comprehensive income                                                            6,097                 5,685
  Treasury stock (692 shares at 2006 and 2005)                                                    (12,841)              (12,841)
  Retained earnings                                                                               988,012               949,465
                                                                                     --------------------------------------------
     Total shareholders' equity                                                                 1,053,998             1,012,772
                                                                                     --------------------------------------------
     Total liabilities and shareholders' equity                                     $           1,414,869             1,410,897
                                                                                     ============================================



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                                                              March 31,
                                                                                               -------------------------------------
(in thousands, except per share information)                                                          2006                2005
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $1.3 million and
       $1.2 million from related parties for 2006 and 2005, respectively)                     $           221,061           204,757
    Merchant services (includes $2.4 million from related parties for 2005)                                63,949            27,105
    Other services (includes $1.6 million and $1.5 million from related parties
       for 2006 and 2005, respectively)                                                                    44,542            48,514
                                                                                               -------------------------------------
         Revenues before reimbursable items                                                               329,552           280,376
    Reimbursable items (includes $0.4 million and $1.8 million from related
       parties for 2006 and 2005, respectively)                                                            82,738            69,608
                                                                                               -------------------------------------
         Total revenues                                                                                   412,290           349,984
                                                                                               -------------------------------------

Expenses:
    Salaries and other personnel expense                                                                  119,966            96,978
    Net occupancy and equipment expense                                                                    75,350            66,069
    Other operating expenses (includes $2.6 million and $2.0 million to
       related parties for 2006 and 2005, respectively)                                                    62,379            51,023
                                                                                               -------------------------------------
         Expenses before reimbursable items                                                               257,695           214,070
   Reimbursable items                                                                                      82,738            69,608
                                                                                               -------------------------------------
         Total expenses                                                                                   340,433           283,678
                                                                                               -------------------------------------
         Operating income                                                                                  71,857            66,306
                                                                                               -------------------------------------
Nonoperating income (expense):
    Interest income (includes $1.4 million and $511 from related parties
       for 2006 and 2005, respectively)                                                                     2,508             1,219
    Interest expense                                                                                          (44)              (70)
    Gain (loss) on foreign currency, net                                                                      276              (333)
                                                                                               -------------------------------------
         Total nonoperating income                                                                          2,740               816
                                                                                               -------------------------------------
    Income before income taxes, minority interest and equity in income of
       equity investments                                                                                  74,597            67,122
Income taxes                                                                                               24,965            24,680
Minority interests in consolidated subsidiaries' net income                                                   (91)              (69)
Equity in income of equity investments                                                                        852             3,750
                                                                                               -------------------------------------
      Net income                                                                              $            50,393            46,123
                                                                                               =====================================
      Basic earnings per share                                                                $              0.26              0.23
                                                                                               =====================================
      Diluted earnings per share                                                              $              0.26              0.23
                                                                                               =====================================

      Weighted average common shares outstanding                                                          197,086           197,023
      Increase due to assumed issuance of shares related to common equivalent
        shares                                                                                                240               210
                                                                                               -------------------------------------
      Weighted average common and common equivalent shares outstanding                                    197,326           197,233
                                                                                               =====================================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                         ------------------------------------------
(in thousands)                                                                                   2006                 2005
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                          $             50,393              46,123
       Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Minority interests in consolidated subsidiaries' net income                                      91                  69
         (Gain) loss on foreign currency, net                                                           (276)                333
         Equity in income of equity investments                                                         (852)             (3,750)
         Depreciation and amortization                                                                43,161              32,461
         Share-based compensation                                                                      2,267                 278
         Impairment of developed software                                                                  -               3,137
         Provisions for bad debt expenses and billing adjustments                                        567                 679
         Charges for transaction processing provisions                                                 4,161               3,109
         Deferred income tax (benefit) expense                                                        (5,069)             10,566
         Loss on disposal of equipment, net                                                               92                 323
    (Increase) decrease in:
       Accounts receivable                                                                           (22,684)            (15,398)
       Prepaid expenses and other assets                                                               4,405               2,932
    Increase (decrease) in:
       Accounts payable                                                                                8,718             (53,610)
       Accrued salaries and employee benefits                                                        (44,884)            (32,546)
       Other liabilities                                                                              (1,705)            (39,241)
                                                                                         ------------------------------------------
           Net cash provided by (used in) operating activities                          $             38,385             (44,535)
                                                                                         ------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment, net                                                          (5,786)            (10,702)
    Additions to licensed computer software from vendors                                              (1,776)             (3,694)
    Additions to internally developed computer software                                               (3,773)             (2,884)
    Cash acquired in acquisitions                                                                          -              38,799
    Cash used in acquisitions                                                                              -             (95,782)
    Contract acquisition costs                                                                        (9,554)             (5,442)
                                                                                         ------------------------------------------
           Net cash used in investing activities                                        $            (20,889)            (79,705)
                                                                                         ------------------------------------------


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
           Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                         ------------------------------------------
(in thousands)                                                                                   2006                 2005
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Dividends paid on common stock (includes $9.8 million and $6.4 million paid
       to related parties during 2006 and 2005, respectively)                           $            (11,837)             (7,874)
    Principal payments on long-term debt borrowings and capital lease
       obligations                                                                                      (402)            (13,704)
    Proceeds from borrowings of long-term debt                                                             -              14,125
                                                                                         ------------------------------------------
           Net cash used in financing activities                                                     (12,239)             (7,453)
                                                                                         ------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                              31              (2,197)
                                                                                         ------------------------------------------
           Net increase (decrease) in cash and cash equivalents                         $              5,288            (133,890)
Cash and cash equivalents at beginning of year                                                       237,569             231,806
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                              $            242,857              97,916
                                                                                         ==========================================
    Cash paid for interest                                                              $                 44                  70
                                                                                         ==========================================
    Cash paid for income taxes, net of refunds                                          $             13,604              21,359
                                                                                         ==========================================




See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements

Note  1 -  Basis  of  Presentation
     The accompanying unaudited condensed consolidated financial statements of Total System Services, Inc.[registered trademark] (TSYS [registered trademark] or the Company) include the accounts of TSYS and its wholly owned subsidiaries, Columbus Depot Equipment Company [service mark] (CDEC [service mark]), Columbus Productions, Inc. [service mark] (CPI), TSYS Canada, Inc. [service mark] (TSYS Canada), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Japan Co., Ltd. (TSYS Japan), Enhancement Services Corporation (ESC) and its wholly owned subsidiary, TSYS Technology Center, Inc. (TTC), TSYS Prepaid, Inc.
(TPI), Merlin Solutions, L.L.C. (Merlin), TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring), formerly named Vital Processing Services, L.L.C., and its wholly owned subsidiary, and TSYS Servicos De Transacoes Eletronicas Ltda. (TSYS Brazil); and TSYS' majority owned foreign subsidiary, GP Network Corporation (GP
Net). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationship with other entities to identify whether they are variable interest entities as defined by the Financial Accounting Standards Board's (FASB's) Interpretation No. 46(R) (FIN No. 46R), "Consolidation of Variable Interest Entities," and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN No. 46R.

     These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report have been included.

     The accompanying  unaudited  condensed  consolidated  financial  statements should be read in conjunction with the Company's summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company's 2005 annual report previously filed on Form 10-K. Results of interim periods are not necessarily indicative of results to be expected for the year.

     Certain reclassifications have been made to the 2005 financial statements to conform to the presentation adopted in 2006.

Note 2 - Supplementary Balance Sheet Information

Cash and Cash Equivalents
         Cash and cash equivalent balances are summarized as follows:

        (in thousands)                                                                March 31, 2006            December 31, 2005
        ----------------------------------------------------------------------------------------------   ---------------------------
        Cash and cash equivalents in domestic accounts                             $        202,349                         191,837
        Cash and cash equivalents in foreign accounts                                        40,508                          45,732
                                                                                ----------------------   ---------------------------
            Total                                                                  $        242,857                         237,569
                                                                                ======================   ===========================


     The Company maintains accounts outside the United States denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars and Japanese Yen. All amounts in domestic accounts are denominated in U.S. dollars.

Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

          (in thousands)                                                              March 31, 2006            December 31, 2005
          ---------------------------------------------------------------------------------------------   --------------------------
          Prepaid expenses                                                           $          13,977                       15,053
          Supplies inventory                                                                     6,784                        9,742
          Other                                                                                 23,055                       20,441
                                                                                -----------------------   --------------------------
              Total                                                                  $          43,816                       45,236
                                                                                =======================   ==========================


Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

          (in thousands)                                                              March 31, 2006            December 31, 2005
          ---------------------------------------------------------------------------------------------   --------------------------
          Payments for processing rights, net                                        $        114,233                      120,015
          Conversion costs, net                                                                47,896                       43,846
                                                                                -----------------------   --------------------------
              Total                                                                  $        162,129                      163,861
                                                                                =======================   ==========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $6.6 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively.

     Amortization expense related to conversion costs was $4.9 million and $3.4 million for the three months ended March 31, 2006 and 2005, respectively.

     The increase in the amortization of contract acquisition costs is the result of the acceleration of amortization costs related to client's portfolios scheduled to deconvert in 2006 and the consolidation of the financial results of TSYS Acquiring.

Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

          (in thousands)                                                              March 31, 2006             December 31, 2005
          -------------------------------------------------------------------------------------------   ----------------------------
           Client liabilities                                                      $         36,162                          34,381
           Accrued income taxes                                                              33,360                          25,443
           Accrued expenses                                                                  32,817                          39,882
           Transaction processing provisions                                                 13,214                           9,453
           Dividends payable                                                                 11,841                          11,832
           Deferred revenues                                                                  7,789                           6,421
           Client postage deposits                                                            6,255                           7,459
           Other                                                                             23,028                          26,251
                                                                                ---------------------   ----------------------------
              Total                                                                $        164,466                         161,122
                                                                                =====================   ============================

Note 3 - Comprehensive Income
     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders' equity.

     Comprehensive income for the three months ended March 31 is as follows:

        (in thousands)                                                                               2006                 2005
        -------------------------------------------------------------------------------------------------------- -------------------
        Net income                                                                      $            50,393               46,123
        Other comprehensive income (loss):
               Foreign currency translation
                 adjustments, net of tax                                                                412               (2,423)
                                                                                               ----------------- -------------------
               Total                                                                    $            50,805               43,700
                                                                                               ================= ===================


     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

                                                                                  Balance at        Pretax    Tax       Balance at
(in thousands)                                                                  December 31, 2005   amount   effect   March 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                             $5,685          678     (266)       $6,097
                                                                                ====================================================

Note 4 - Segment Reporting and Major Customers
     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS No.
131), "Disclosures about Segments of an Enterprise and Related Information." The Company's segment information reflects the information that the chief operating decision maker (CODM) uses to make resource allocations and strategic decisions. The CODM at TSYS consists of the chairman of the board and chief executive officer, the president and the three senior executive vice presidents.

     Effective January 1, 2006, Golden Retriever Systems L.L.C. became a wholly owned subsidiary of ESC. Also effective January 1, 2006, Merlin Solutions, L.L.C. became a wholly owned subsidiary of TSYS. Both entities were previously wholly owned subsidiaries of TSYS Acquiring and were reported under the merchant processing services segment. Effective January 1, 2006, the financial results of the two entities are included in the domestic-based support services segment. The results for previous periods have been reclassified to reflect the change.

     On March 1, 2005, TSYS acquired the remaining 50% equity stake that Visa U.S.A. held in TSYS Acquiring. As a result of the acquisition, the Company revised its segment information to reflect the information that the CODM uses to make resource allocations and strategic decisions. The revision included adding a new segment, merchant processing services, to include the financial information of TSYS Acquiring.

     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and Puerto Rico. The Company has three reportable segments: domestic-based support services, international-based support services and merchant processing services. Domestic-based support services include electronic payment processing services and other services provided from the United States. Domestic-based support services segment includes the financial results of TSYS, excluding its foreign branch offices, and including the following subsidiaries: CDEC, CPI, TSYS Canada, TDM, ProCard, ESC and its wholly owned subsidiary, TTC, TPI and Merlin.

     International-based support services include electronic payment processing and other services provided outside the United States. International-based support services include the financial results of GP Net, TSYS Japan, TSYS Brazil and TSYS' branch offices in Europe, Japan and China. TSYS' share of the equity earnings of its equity investments, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico) and China UnionPay Data Co., Ltd. (CUP Data), are included in international-based support services because TSYS de Mexico's and CUP Data's operations and client bases are located outside the United States.

     Merchant processing services include the financial results of TSYS Acquiring. For periods prior to the acquisition, TSYS has reclassified TSYS' share of its equity earnings of TSYS Acquiring from domestic-based support services to merchant processing services.

                                                                                Domestic-   International-
                                                                                  based         based        Merchant
(in thousands)                                                                   support       support      processing
Operating Segments                                                               services      services      services   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At March 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                             $ 1,323,429    171,529       230,649    $ 1,725,607
Intersegment eliminations                                                          (310,706)       (22)          (10)      (310,738)
                                                                                ------------  ----------   -----------  ------------
Total assets                                                                    $ 1,012,723    171,507       230,639    $ 1,414,869
                                                                                ============  ==========   ===========  ============

------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                             $ 1,320,552    178,135       230,712    $ 1,729,399
Intersegment eliminations                                                          (318,475)        (1)          (26)      (318,502)
                                                                                ------------  ----------   -----------  ------------
Total assets                                                                    $ 1,002,077    178,134       230,686    $ 1,410,897
                                                                                ============  ==========   ===========  ============

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
Revenues before reimbursables                                                   $   244,443     30,713        58,862    $   334,018
Intersegment revenues                                                                (4,434)         -           (32)        (4,466)
                                                                                ------------  ----------   -----------  ------------
  Revenues before reimbursables from external customers                         $   240,009     30,713        58,830    $   329,552
                                                                                ============  ==========   ===========  ============
Segment total revenues                                                          $   312,830     36,246        70,332    $   419,408


                                                                                Domestic-   International-
                                                                                  based         based       Merchant
(in thousands)                                                                   support       support     processing
Operating Segments                                                               services      services     services   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
Intersegment revenues                                                           $  (7,086)            -          (32)   $    (7,118)
                                                                                -----------  ------------  -----------  ------------
Revenues from external customers                                                $ 305,744        36,246       70,300    $   412,290
                                                                                ===========  ============  ===========  ============
Depreciation and amortization                                                   $  31,910         3,978        7,273    $    43,161
                                                                                ===========  ============  ===========  ============
Intersegment expenses                                                           $   8,690        (7,575)      (8,219)   $    (7,104)
                                                                                ===========  ============  ===========  ============
Segment operating income                                                        $  60,966           879       10,012    $    71,857
                                                                                ===========  ============  ===========  ============
Income before income taxes, minority interest and equity income of equity
   investments                                                                  $  63,479           728       10,390    $    74,597
                                                                                ===========  ============  ===========  ============
Income tax expense                                                              $  20,471           567        3,927    $    24,965
                                                                                ===========  ============  ===========  ============
Equity in income of equity investments                                          $       -           852            -    $       852
                                                                                ===========  ============  ===========  ============
Net income                                                                      $  42,819         1,111        6,463    $    50,393
                                                                                ===========  ============  ===========  ============

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Revenues before reimbursables                                                   $ 230,012        30,847       20,798    $   281,657
Intersegment revenues                                                              (1,281)            -            -         (1,281)
                                                                                -----------  ------------  -----------  ------------
  Revenues before reimbursables from external customers                         $ 228,731        30,847       20,798    $   280,376
                                                                                ===========  ============  ===========  ============
Segment total revenues                                                          $ 291,017        36,614       24,335    $   351,966
Intersegment revenues                                                              (1,982)            -            -         (1,982)
                                                                                -----------  ------------  -----------  ------------
Revenues from external customers                                                $ 289,035        36,614       24,335    $   349,984
                                                                                ===========  ============  ===========  ============
Depreciation and amortization                                                   $  27,215         3,768        1,478    $    32,461
                                                                                ===========  ============  ===========  ============
Intersegment expenses                                                           $   8,525        (8,155)      (2,353)   $    (1,983)
                                                                                ===========  ============  ===========  ============
Segment operating income                                                        $  60,492         2,841        2,973    $    66,306
                                                                                ===========  ============  ===========  ============
Income before income taxes, minority interest and equity income of equity
   investments                                                                  $  61,597         2,492        3,033    $    67,122
                                                                                ===========  ============  ===========  ============
Income tax expense                                                              $  20,726         1,639        2,315    $    24,680
                                                                                ===========  ============  ===========  ============
Equity in income of equity investments                                          $       -           509        3,241    $     3,750
                                                                                ===========  ============  ===========  ============
Net income                                                                      $  40,406         1,756        3,961    $    46,123
                                                                                ===========  ============  ===========  ============

     Revenues for domestic-based support services and merchant processing services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues for international-based support services include electronic payment processing and other services provided from facilities outside the United States to clients based predominantly outside the United States.

     The following geographic area data represent revenues for the three months ended March 31, 2006 and 2005, respectively, based on the domicile of customers.

                                                                                           Three months ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
(in millions)                                                                                  2006                   2005
------------------------------------------------------------------------------------------------------------------------------------
United States                                                                               $  349.8                 290.0
Europe                                                                                          32.5                  33.0
Canada                                                                                          22.1                  21.0
Japan                                                                                            3.9                   3.7
Mexico                                                                                           2.5                   1.7
Other                                                                                            1.5                   0.6
------------------------------------------------------------------------------------------------------------------------------------
    Totals                                                                                  $  412.3                 350.0
                                                                                ====================================================


     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended March 31, 2006 and 2005, respectively, based on the domicile of customers.

                                                                                ----------------------------------------------------
                                                                                Domestic-          International-
                                                                                  based                based             Merchant
                                                                                 support              support           processing
                                                                                 services             services           services
------------------------------------------------------------------------------------------------------------------------------------
(in millions)                                                                   2006     2005      2006     2005      2006     2005
------------------------------------------------------------------------------------------------------------------------------------
United States                                                                   $ 279.8   265.7        -       -      70.0     24.2
Europe                                                                              0.1     0.1     32.4    33.0         -        -
Canada                                                                             22.0    21.0        -       -       0.1        -
Japan                                                                                 -       -      3.9     3.7         -        -
Mexico                                                                              2.5     1.7        -       -         -        -
Other                                                                               1.3     0.5        -       -       0.2      0.1
------------------------------------------------------------------------------------------------------------------------------------
   Totals                                                                       $ 305.7   289.0     36.3    36.7      70.3     24.3
                                                                                ====================================================


     Note: Geographic revenues by operating segment have been reclassified in 2005 to reflect the changes in operating segments.

     The  Company   maintains   property  and  equipment,   net  of  accumulated
depreciation and amortization, in the following geographic areas:

                                                                                    At March 31,             At December 31,
(in millions)                                                                            2006                       2005
------------------------------------------------------------------------------------------------------------------------------------
United States                                                                   $        207.8                      211.2
Europe                                                                                    54.3                       55.3
Japan                                                                                      1.3                        1.4
Canada                                                                                     0.1                        0.1
Other                                                                                      0.1                          -
------------------------------------------------------------------------------------------------------------------------------------
   Totals                                                                       $        263.6                      268.0
                                                                                ====================================================


Major Customers
     For the three months ended March 31, 2006, the Company had two major customers which accounted for approximately 34.2%, or $141.0 million, of total revenues. Bank of America, one of TSYS' major customers, accounted for approximately 23.4%, or $96.3 million of total revenues for the three months ended March 31, 2006. For the three months ended March 31, 2005, the Company had one major customer that accounted for 20.6%, or $72.2 million, of total revenues.

     Revenues from major customers for the periods reported are attributable to the domestic-based support services and merchant processing services segments.

Note 5 - Share-Based Compensation
Accounting Policy
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised) (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

     SFAS No. 123R is effective for all awards granted on or after January 1, 2006, and to awards modified, repurchased or cancelled after that date. SFAS No. 123R requires the Company to recognize compensation costs for the nonvested portion of outstanding share-based compensation granted in the form of stock options based on the grant-date fair value of those awards calculated under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," for pro forma disclosures. Share-based compensation expenses include the impact of expensing the fair value of stock options in 2006, as well as expenses associated with nonvested shares. In the future, the Company expects nonvested share awards to replace stock options as TSYS' primary method of share-based compensation. TSYS adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified-prospective-transition method.

     Prior to 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board APB) Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation, an Interpretation of APB Opinion No. 25," to account for its fixed-plan stock options. Under this method, compensation expense was recorded only if, on the date of grant, the market price of the underlying stock exceeded the exercise price. The Company elected to adopt only the disclosure requirements of SFAS No. 123.

     The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, to share-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.

(in thousands, except per share data)                                                                             March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                   $               46,123
Add: Stock-based employee compensation expense, net of related income tax
  effects                                                                                                                       180
 Deduct: Stock-based employee compensation expense determined under the
  fair value based method for all awards, net of related income tax effects                                                  (1,576)
                                                                                                               ---------------------
Net income, as adjusted                                                                                      $               44,727
                                                                                                               =====================
Earnings per share:
  Basic - as reported                                                                                        $                 0.23
                                                                                                               =====================
  Basic - as adjusted                                                                                        $                 0.23
                                                                                                               =====================
  Diluted - as reported                                                                                      $                 0.23
                                                                                                               =====================
  Diluted - as adjusted                                                                                      $                 0.23
                                                                                                               =====================


     Prior to the adoption of SFAS No. 123R, the Company elected to recognize compensation cost assuming all options would vest and reverse any recognized compensation costs for forfeited awards when the awards are actually forfeited. SFAS No. 123R eliminates this option and requires companies to estimate forfeitures when recognizing compensation cost. The estimate of forfeitures will be adjusted by a company as actual forfeitures differ from its estimates, resulting in compensation cost only for those awards that actually vest. The effect of the change in estimated forfeitures is recognized as compensation costs in the period of the change in estimate. In estimating its forfeiture rate, the Company stratified its data based upon historical experience to determine separate forfeiture rates for the different award grants. The Company currently estimates a 7.5% forfeiture rate for existing Synovus stock option grants to TSYS non-executive employees, and a 0.0% forfeiture rate for all other TSYS and Synovus share-based awards.

General Description of Share-Based Compensation Plans
     TSYS has various long-term incentive plans under which the Compensation Committee of the Board of Directors has the authority to grant share-based compensation to TSYS employees. Long-term performance awards can be granted to TSYS employees under the TSYS Long-Term Incentive Plans as well as the Synovus Long-Term Incentive Plans.

     Vesting for stock options granted during 2006 accelerates upon retirement for plan participants who have reached age 62 and who also have no less than fifteen years of service at the date of their election to retire. For stock options granted in 2006, share-based compensation expense is fully recognized for plan participants upon meeting the retirement eligibility requirements of age and service.

     Stock options granted prior to 2006 generally become exercisable at the end of a two to three-year period and expire ten years from the date of grant. Vesting for stock options granted prior to 2006 accelerates upon retirement for plan participants who have reached age 50 and who also have no less than fifteen years of service at the date of their election to retire. Prior to adoption of SFAS No. 123R on January 1, 2006, share-based compensation expense was recognized in the pro forma disclosure over the nominal vesting period without consideration for retirement eligibility. Following adoption of SFAS No.

123R, stock-based compensation expense is recognized in income over the remaining nominal vesting period with consideration for retirement eligibility.

     The Company historically issues new shares or uses treasury shares to satisfy share option exercises. On April 20, 2006, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares. The shares will be purchased from time to time over a two year period and purchases will depend on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares will be used for general corporate purposes, including, but not limited to, fulfilling stock option exercises and the granting of nonvested shares.

Long-Term Incentive Plans - TSYS
TSYS 2002 Long-Term Incentive Plan: TSYS' compensation program includes long-term performance awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan (TSYS 2002 Plan), which is used to attract, retain, motivate and reward employees and non-employee directors who make a significant contribution to the Company's long-term success. The TSYS 2002 Plan is administered by the Compensation Committee of the Company's Board of Directors and enables the Company to grant stock options, stock appreciation rights, restricted stock and performance awards; 9.4 million shares of TSYS common stock are reserved for distribution under the TSYS 2002 Plan. Options granted under the TSYS 2002 Plan may be incentive stock options or nonqualified stock options as determined by the Committee at the time of grant.

     Incentive stock options are granted at a price not less than 100% of the fair market value of the stock on the grant date, and nonqualified options are granted at a price to be determined by the Committee. Option vesting terms are established by the Committee at the time of grant and presently range from one to five years.

     The expiration date of options granted under the TSYS 2002 Plan is determined at the time of grant and may not exceed ten years from the date of the grant. At March 31, 2006, there were options outstanding under the TSYS 2002 Plan to purchase 348,671 shares of the Company's common stock, of which 326,171 were exercisable. The Company has issued its common stock to directors and to certain employees under nonvested stock awards. There were 8.5 million shares available for grant at December 31, 2005 under the TSYS 2002 plan.

2000 Long-Term Incentive Plan: TSYS maintains a 2000 Long-Term Incentive Plan (LTI Plan) to attract, retain, motivate and reward employees who make a significant contribution to the Company's long-term success and to enable such employees to acquire and maintain an equity interest in the Company. The LTI Plan is administered by the Compensation Committee of the Company's Board of Directors and enables the Company to grant stock options, stock appreciation rights, restricted stock and performance awards; 3.2 million shares of common stock were reserved for distribution under the LTI Plan. Options granted under the LTI Plan may be incentive stock options or nonqualified stock options as determined by the Committee at the time of grant.

     Incentive stock options are granted at a price not less than 100% of the fair market value of the stock on the grant date, and nonqualified options are granted at a price to be determined by the Committee. Option vesting terms are established by the Committee at the time of grant and presently range from one to five years. The expiration date of options granted under the LTI Plan is determined at the time of grant and may not exceed ten years from the date of the grant. At March 31, 2006, there were options outstanding under the LTI Plan to purchase 989,700 shares of the Company's common stock, all of which were exercisable.

     There were no shares available for grant at March 31, 2006 under the LTI Plan.

Other Share-Based Issuances: TSYS has granted options to purchase 37,500 shares of the Company's common stock to attract a key individual to the Company. At December 31, 2005, options to purchase 37,500 shares with a weighted average price of $18.50 were outstanding and exercisable.

Share-Based Compensation
     TSYS' share-based compensation costs are included as expenses and classified as salaries and other personnel expenses. For the three months ended March 31, 2006, share-based compensation was $2.3 million, compared to $0.3 million for the same period in 2005. Included in the $2.3 million amount for 2006 is approximately $1.8 million related to expensing the fair value of stock options.

Nonvested Awards: During the first three months of 2006, the Company issued 150,775 shares of TSYS common stock with a market value of $3.0 million to certain key executive officers and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers and directors in the future. The market value of the common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.

     During the first three months of 2005, the Company issued 95,815 shares of TSYS common stock with a market value of $2.2 million to certain key executive officers and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers and directors in the future.

     A summary of the status of TSYS' nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

(in thousands)                                                                                                   Weighted Average
Nonvested shares:                                                                              Shares         Grant-Date Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                                  101                       $ 23.11
Granted                                                                                           151                         19.64
Vested                                                                                            (12)                        23.00
Forfeited/Canceled                                                                                  -                             -
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                                                                      240                       $ 20.93
                                                                                ====================================================

     As of March 31, 2006, there was approximately $4.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years.

     During 2005, TSYS granted 126,087 shares of nonvested stock to two key executives with a performance-vesting schedule (performance-vesting shares). These performance-vesting shares have seven one-year performance periods (2005-2011) during which the Compensation Committee establishes an earnings per share goal. Compensation expense for each year's award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.

     A summary of the status of TSYS' performance-based nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

(in thousands)
Performance-based                                                                                               Weighted Average
Nonvested shares:                                                                             Shares          Grant-Date Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                                126                       $ 23.00
Granted                                                                                           -                             -
Vested                                                                                          (25)                        23.00
Forfeited/Canceled                                                                                -                             -
                                                                                ----------------------------------------------------
Outstanding at end of period                                                                    101                       $ 23.00
                                                                                ====================================================


     As of March 31, 2006, there was approximately $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.8 years.

Stock Option Awards
     The Company did not grant any TSYS stock options during the three months ended March 31, 2006 and 2005, respectively. A summary of the TSYS stock option activity as of March 31, 2006 and changes during the three months ended on March 31, 2006 is presented below:

                                                                                                               Weighted
                                                                                                                Average
                                                                                                               Remaining
                                                                                                Weighted      Contractual  Aggregate
(in thousands)                                                                              Average Exercise      Life     Intrinsic
Options:                                                                        Options          Price         (in years)    Value
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                1,382            $ 15.19
Granted                                                                             -                  -
Exercised                                                                           -                  -
Forfeited/Canceled                                                                 (6)             20.10
-----------------------------------------------------------------------------------------------------------
Outstanding at end of period                                                    1,376            $ 15.17          2.8       $13,522
--------------------------------------------------------------------------------====================================================
Options exercisable at period-end                                               1,353            $ 14.96          2.7       $13,091
--------------------------------------------------------------------------------====================================================
Weighted average fair value of options granted during the period                                $      -
--------------------------------------------------------------------------------               ============


     There were no TSYS stock options that were exercised during the three months ended March 31, 2006 and 2005, respectively. As a result, the Company did not realize any tax benefits from stock option exercises. In the future, if the Company does realize any tax benefits from the exercise of stock options, TSYS will record the tax benefits as increases to the "Additional paid-in capital" line item of the Consolidated Balance Sheets. The company will record any tax benefits from share-based compensation costs as cash inflows in the financing section in the Statement of Cash Flows. The Company has elected to use the short-cut method to calculate its historical pool of windfall tax benefits, and as a result, will not record any benefits received from previous stock option exercises in the operating section in the Statement of Cash Flows.

     As  of  March  31,  2006,  there  was   approximately   $138,000  of  total
unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a weighted average period of 1.0 year.

Long-Term Incentive Plans - Synovus
     During the first three months of 2006, Synovus granted stock options to key TSYS executive officers. The fair value of the option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%; expected volatility of 25.1%; expected life of 6.0 years; and dividend yield of 2.80%. The expected life of 6.0 years was determined using the "simplified" method, as prescribed by SEC's Staff Accounting Bulletin No. 107.

     A summary of the option activity related to option grants of Synovus common stock to TSYS employees as of March 31, 2006 and changes during the three months ended on March 31, 2006 is presented below:

                                                                                                               Weighted
                                                                                                                Average
                                                                                                               Remaining
                                                                                                Weighted      Contractual  Aggregate
(in thousands)                                                                              Average Exercise      Life     Intrinsic
Options:                                                                        Options          Price         (in years)    Value
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                6,451            $ 25.79
Granted                                                                           305              27.67
Exercised                                                                        (175)             20.32
Net Synovus/TSYS employee transfers between entities                               (4)             21.82
Forfeited/Canceled                                                                (29)             24.82
----------------------------------------------------------------------------------------------------------
Outstanding at end of period                                                    6,548            $ 26.03          5.47    $  56,330
--------------------------------------------------------------------------------====================================================
Options exercisable at period-end                                               3,058            $ 23.24          4.04    $  23,216
--------------------------------------------------------------------------------====================================================
Weighted  average fair value of options  granted  during the period                              $  6.57
--------------------------------------------------------------------------------               ===========


     The total intrinsic value of Synovus options exercised during the three months ended March 31, 2006 was $1.0 million. As of March 31, 2006, there was $13.6 million of total unrecognized compensation expense cost related to Synovus stock options that is expected to be recognized over a weighted average period of 2.1 years.

     During the first three months of 2005, Synovus granted 203,440 stock options to key TSYS executive officers. The fair value of the option grant was $7.56 and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

risk-free interest rate of 4.43%; expected volatility of 25.6%; expected life of
8.8 years; and dividend yield of 2.60%.

     The total intrinsic value of Synovus options exercised during the three months ended March 31, 2005 was $0.8 million.

Note 6 - Long-Term Debt
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured and includes covenants requiring the Company to maintain certain minimum financial ratios. At March 31, 2006, TSYS did not have an outstanding balance on the line of credit.

Note 7 - Supplementary Cash Flow Information

Contract Acquisition Costs
     Cash used for contract acquisition costs for the three months ended March 31, 2006 and 2005, respectively, are summarized as follows:

(in thousands)                                                                          March 31, 2006            March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Conversion costs                                                                        $      8,879                      5,442
Payments for processing rights                                                                   675                          -
------------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                $      9,554                      5,442
                                                                                ====================================================


Nonvested Awards
     During the first quarter of 2006, the Company issued nonvested shares of common stock to certain key executive officers and non-management members of its board of directors under nonvested shares for services to be provided by such officers and directors in the future. Refer to Note 5 for more information.

Note 8 - Legal Proceedings
     The Company is subject to lawsuits, claims and other complaints arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for expected future litigation exposures that TSYS determines to be both probable and reasonably estimable.

Note 9 - Business Combinations
China UnionPay Data Co., Ltd.
     Effective November 1, 2005, TSYS purchased an initial 34% equity interest in China UnionPay Data Co., Ltd., the payments-processing subsidiary of China UnionPay Co., Ltd. (CUP). TSYS plans to increase its ownership interest to 45% upon receipt of regulatory approval which is expected to occur in 2006. CUP is sanctioned by the People's Bank of China, China's central bank, and has become one of the world's largest and fastest-growing payments networks. CUP Data currently provides transaction processing, disaster recovery and other services for banks and bankcard issuers in China. In its first two years of business, CUP Data has signed numerous processing agreements for several of China's largest financial institutions.

     The Company is using the equity method of accounting to account for its investment in CUP Data. The difference between the cost of an investment and the amount of underlying equity in net assets of CUP Data is recognized as goodwill. The preliminary purchase price allocation related to the acquisition is presented below:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Total assets acquired                                                                                           $         7,948
Goodwill                                                                                                                 29,026
------------------------------------------------------------------------------------------------------------------------------------
   Net assets acquired                                                                                          $        36,974
                                                                                                               =====================


     The goodwill associated with CUP Data is not reported as goodwill in the Company's balance sheet, but is reported as a component of the equity investment.

TSYS Acquiring Solutions, L.L.C.
     Vital Processing Services, L.L.C. (Vital), a limited liability company, was established in May 1996 as a 50/50 merchant processing joint venture between TSYS and Visa U.S.A. (Visa). In April 2006, TSYS renamed Vital TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring). TSYS Acquiring is a leader in providing integrated end-to-end electronic transaction processing services primarily to large financial institutions and other merchant acquirers. TSYS Acquiring processes all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments.

     On March 1, 2005, TSYS acquired the remaining 50% of TSYS Acquiring from Visa for $95.8 million in cash, including direct acquisition costs of $794,000. TSYS Acquiring is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring's balance sheet and results of operations in the statement of income effective March 1, 2005. In accordance with authoritative accounting guidelines, TSYS recorded the acquisition of the incremental 50% interest as a business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company finalized the purchase price allocation during the first quarter of 2006 and has allocated $30.2 million to goodwill, $30.5 million to other identifiable intangible assets and the remaining amount to the assets and liabilities acquired. Of the $30.5 million other identifiable intangible assets, the Company has allocated $18.5 million to computer software and the remaining amount to other intangible assets. The Company believes the acquisition of TSYS Acquiring allows TSYS to be a complete provider of value-based services at both ends of the payment chain and strengthens the relationship TSYS enjoys with some of world's largest card issuers by placing them closer to the point of sale. Revenues associated with TSYS Acquiring are included in merchant services and are classified in merchant processing services for segment reporting purposes.

     Since TSYS acquired less than 100% of the outstanding shares of the acquired enterprise, the valuation of assets acquired and liabilities assumed in the acquisition was based on a pro rata allocation of the fair values of the assets acquired and liabilities assumed and the historical financial statement carrying amounts of the assets and liabilities of the acquired enterprise. As a result, TSYS recorded the fair value of the 50% interest of TSYS Acquiring's assets acquired and liabilities assumed as of March 1, 2005. The Company recorded the remaining 50% interest of TSYS Acquiring's assets and liabilities at historical carrying values. The purchase price allocation is presented below:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                               $   19,399
Intangible assets                                                                                                           30,500
Goodwill                                                                                                                    30,211
Other assets                                                                                                                47,563
                                                                                                                     ---------------
    Total assets acquired                                                                                                  127,673
                                                                                                                     ---------------
Other liabilities                                                                                                           31,830
                                                                                                                     ---------------
    Total liabilities assumed                                                                                               31,830
                                                                                                                     ---------------
Minority interest                                                                                                               49
                                                                                                                     ---------------
    Net assets acquired                                                                                                  $  95,794
                                                                                                                     ===============


Pro forma
     Presented below are the pro forma consolidated results of operations for the three months ended March 31, 2005, as though the acquisition of TSYS
Acquiring had occurred on January 1, 2005. This pro forma information is based on the historical financial statements of TSYS Acquiring. Pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of TSYS and TSYS Acquiring, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

                                                                                                              Three months ended
(in thousands, except per share data)                                                                           March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                                    $      393,573
Net income                                                                                                          48,127
Basic earnings per share                                                                                              0.24
Diluted earnings per share                                                                                            0.24


                           TOTAL SYSTEM SERVICES, INC.
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Overview
     Total System Services, Inc.'s (TSYS' or the Company's) revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided primarily through the Company's cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, Puerto Rico and Europe. The Company currently offers merchant services to financial institutions and other organizations through its majority owned subsidiary, GP Network Corporation (GP
Net), and its wholly owned subsidiary, TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring).

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

     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of the Company's total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a change in client mix directed toward larger clients and increasing pressure on the Company's operating profit margins.

     The Company provides services to its clients including processing consumer, retail, commercial, government services, stored value and debit cards. Consumer cards include Visa and MasterCard credit cards, as well as American Express cards. Retail cards include private label and gift cards. Commercial cards include purchasing cards, corporate cards and fleet cards for employees. Government services accounts on file consist mainly of student loan processing accounts. Stored value accounts include prepaid cards, including loyalty incentive cards and flexible spending cards. Debit cards consist mainly of on-line (PIN-based) and off-line (signature-based) accounts. The table on page 29 summarizes TSYS' accounts on file (AOF) information as of March 31, 2006 and 2005, respectively.

A summary of the financial highlights occurring during 2006, as compared to 2005, is provided below:

(in millions, except per share data)                                                            Three months ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Percent
                                                                                                2006          2005          Change
------------------------------------------------------------------------------------------------------------------------------------
Revenues Before Reimbursables                                                                 $  329.6         280.4         17.5%
Total Revenues                                                                                   412.3         350.0         17.8
Operating Income                                                                                  71.9          66.3          8.4
Net Income                                                                                        50.4          46.1          9.3
Basic EPS                                                                                         0.26          0.23          9.2
Diluted EPS                                                                                       0.26          0.23          9.2



Significant highlights for 2006 include:
o Announced that its Board of Directors approved a share repurchase plan to purchase up to 2 million shares of the Company's stock.
o Entered the healthcare payments market by signing a long-term agreement with Exante Bank, a wholly owned subsidiary of UnitedHealth Group, Inc., to provide a broad range of payment processing and related services.
o Continued assisting China UnionPay Data Co., Ltd. (CUP Data) in expanding its client list and strategically positioning for long-term growth in the Chinese credit card market.
o Renewed its multi-year agreement to provide CompuCredit Corp. of Atlanta, Ga., one of the nation's largest credit card providers, processing and related services for its portfolio of nearly 6 million cardholder accounts.

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

     The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts.

     Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers and grow internationally, loss of the Company's major customers or other significant clients, an inability to grow through acquisitions or successfully integrate acquisitions, an inability to control expenses, technology changes, financial services consolidation, change in regulatory mandates, a decline in the use of cards as a payment mechanism, a decline in the financial stability of the Company's clients and uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's financial position, results of operations and cash flows. For a detailed discussion regarding the Company's risk factors, see "Item 1A: Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     For a detailed discussion regarding the Company's critical accounting policies and estimates, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the Company's critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2006.

Related Party Transactions
     The Company provides electronic payment processing and other services to its parent company, Synovus Financial Corp. (Synovus) and its affiliates, and to the Company's equity investment, Total System Services de Mexico, S.A. de. C.V. (TSYS de Mexico). The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company's margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS' consolidated financial statements.

Line of Credit
     TSYS has a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on TSYS' line of credit.

Off-Balance  Sheet  Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.

Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31, 2006 and 2005, respectively:

                                                                                     Percentage of              Percentage Change
                                                                                     Total Revenues             in Dollar Amounts
                                                                                ----------------------------------------------------
                                                                                  2006             2005            2006 vs. 2005
                                                                                -----------     -----------     --------------------
Revenues:
  Electronic payment processing services                                          53.6  %            58.5  %             8.0  %
  Merchant services                                                               15.5                7.7                 nm
  Other services                                                                  10.8               13.9               (8.2)
                                                                                -----------     ------------
     Revenues before reimbursable items                                           79.9               80.1               17.5
  Reimbursable items                                                              20.1               19.9               18.9
                                                                                -----------     ------------
     Total revenues                                                              100.0              100.0               17.8
                                                                                -----------     ------------
Expenses:
  Salaries and other personnel expense                                            29.1               27.7               23.7
  Net occupancy and equipment expense                                             18.3               18.9               14.0
  Other operating expenses                                                        15.1               14.6               22.3
                                                                                -----------     ------------
     Expenses before reimbursable items                                           62.5               61.2               20.4
  Reimbursable items                                                              20.1               19.9               18.9
                                                                                -----------     ------------
     Total expenses                                                               82.6               81.1               20.0
                                                                                -----------     ------------
     Operating income                                                             17.4               18.9                8.4
Nonoperating income                                                                0.7                0.3                 nm
                                                                                -----------     ------------
     Income before income taxes, minority interest and equity in income
      of equity investments                                                       18.1               19.2               11.1
Income taxes                                                                       6.1                7.1                1.2
Minority interests in consolidated subsidiaries' net income                        0.0                0.0               31.2
Equity in income of equity investments                                             0.2                1.1              (77.3)
                                                                                -----------     ------------
     Net income                                                                   12.2  %            13.2  %             9.3  %
                                                                                ===========     ============

nm=not meaningful



Revenues
     Total revenues increased $62.3 million, or 17.8%, during the three months ended March 31, 2006, compared to the same period in 2005. The increase in revenues for the three months ended March 31, 2006 includes a decrease of $3.1 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $49.2 million, or 17.5%, during the three months ended March 31, 2006, compared to the same period in 2005.

International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. Total revenues from clients domiciled outside the United States for the three months ended March 31, 2006 and 2005, respectively, are summarized below:

                                                                                            Three months ended March 31,
                                                                                ----------------------------------------------------
(in millions)                                                                            2006           2005           % Change
------------------------------------------------------------------------------------------------------------------------------------
Europe                                                                             $       32.5         33.0             (1.5)%
Canada                                                                                     22.1         21.0              5.2
Japan                                                                                       3.9          3.7              4.0
Mexico                                                                                      2.5          1.7             48.3
Other                                                                                       1.5          0.6            138.0
------------------------------------------------------------------------------------------------------------------
    Totals                                                                         $       62.5         60.0              4.0 %
                                                                                ==================================


     Note:TSYS' international revenues are generated by TSYS and its consolidated entities. The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting and therefore, TSYS does not include the revenues of its equity investments in consolidated revenues.

     Total revenues from clients based in Europe were $32.5 million for the three months ended March 31, 2006. This constituted a 1.5% decrease compared to the $33.0 million for the same period last year. The decline in revenues in 2006 from clients based in Europe was a result of the effects of currency translation, which was approximately $2.6 million.

     Total revenues from clients based in Mexico were $2.5 million for the three months ended March 31, 2006, a 48.3% increase over the same period last year. Total revenues from clients based in Mexico were $1.7 million for the same period last year. The growth in revenues in 2006 from clients based in Mexico was a result of the conversion of new accounts and the growth of existing clients.

Value Added Products and Services
     The Company's revenues are impacted by the use of optional value added products and services of TSYS' processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included mainly in electronic payment processing services revenue.

     For the three months ended March 31, 2006 and 2005, value added products and services represented 12.6% and 13.1%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 13.3%, or $6.1 million, for the three months ended March 31, 2006 compared to the same period last year.

Major Customers
     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including its major customers, one of which is Bank of America. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. With the acquisition of TSYS Acquiring on March 1, 2005, the Company's revenues include revenues derived from providing merchant processing services to one of these clients, Bank of America. Refer to Notes 4 and 9 in the

Notes  to  Unaudited  Condensed   Consolidated  Financial  Statements  for  more
information on the major customers and the acquisition of TSYS Acquiring, respectively.

     On January 25, 2005, the Company announced that it had extended its agreement with Bank of America for an additional five years through 2014. Additionally, during the third quarter of 2005, TSYS Acquiring announced the renewal of its agreement to provide merchant processing services to Bank of America.

     During the second quarter of 2005, Bank of America announced its planned acquisition of MBNA. In December 2005, TSYS received official notification from Bank of America of its intent, pending its acquisition of MBNA, to shift the processing of its consumer card portfolio in house in October 2006. On January 1, 2006, Bank of America's acquisition of MBNA was completed. TSYS expects to continue providing commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America, according to the terms of the existing agreements for those services.

     TSYS' processing agreement with Bank of America provides that Bank of America may terminate its agreement with TSYS for consumer credit card services upon the payment of a termination fee, the amount of which is dependent upon several factors. Based upon the expected October 2006 deconversion date, this fee is estimated to be approximately $69 million. As a result of the expected deconversion in October 2006, TSYS is accelerating the amortization of approximately $7 million in contract acquisition costs. The loss of Bank of America, or any significant client, could have a material adverse effect on the Company's financial position, results of operations and cash flows. TSYS' management believes that the loss of revenues from the Bank of America consumer card portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company's financial position, results of operations or cash flows for the year ending December 31, 2006. However, the Company's management believes that the termination fee associated with the Bank of America deconversion, offset by the loss of processing revenues subsequent to the deconversion and the acceleration of amortization of contract acquisition costs, will have a positive effect on the Company's financial position, results of operations and cash flows for the year ending December 31, 2006.

     For the three months ended March 31, 2006, Bank of America accounted for approximately 23.4%, or $96.3 million, of total revenues. This amount consists of processing revenues for consumer, commercial and merchant services, as well as reimbursable items. Of this $96.3 million, approximately $35.5 million, or 36.9%, was derived from Bank of America for reimbursable items. Bank of America accounted for approximately $60.8 million, or 18.4%, of revenues before reimbursable items for the three months ended March 31, 2006. For the three months ended March 31, 2005, Bank of America accounted for 20.6%, or $72.2 million, of total revenues. The majority of the increase in revenues derived from Bank of America for 2006, as compared to 2005, is the result of including TSYS Acquiring's revenues for merchant services from Bank of America.

     For the three months ended March 31, 2006, the Company had another major client that accounted for approximately 10.8%, or $44.7 million, of total revenues. For the three months ended March 31, 2005, this client accounted for 9.9%, or $34.7 million, of total revenues. The loss of this client, or any significant client, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Revenues from major customers for the periods reported are attributable to the domestic-based support services segment and merchant processing services.

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $16.3 million, or 8.0%, for the three months ended March 31, 2006, compared to the same period in 2005.

Accounts on File (AOF) Data (in millions):

                                                                                        2006             2005            % Change
                                                                                    -------------     ------------    --------------
At March 31,                                                                            440.4            370.6               18.8
YTD Average                                                                             439.3            362.9               21.0



AOF by Portfolio Type (in millions):

                                                                                      2006               2005
                                                                                ----------------   ----------------
At March 31,                                                                     AOF         %      AOF         %        % Change
------------------------------------------------------------------------------------------------   ----------------     ------------
Consumer                                                                        272.5      61.8    213.4      57.6          27.7
Retail                                                                           94.7      21.5     94.1      25.4           0.6
Commercial                                                                       31.2       7.1     26.8       7.2          16.4
Government services                                                              19.2       4.4     16.7       4.5          14.8
Stored value                                                                     14.9       3.4     12.6       3.4          18.0
Debit                                                                             7.9       1.8      7.0       1.9          13.2
------------------------------------------------------------------------------------------------   ----------------
     Total                                                                      440.4     100.0    370.6     100.0          18.8
                                                                                ================   ================


AOF by Geographic Area (in millions):

                                                                                      2006               2005
                                                                                ----------------   ----------------
At March 31,                                                                     AOF         %      AOF         %        % Change
------------------------------------------------------------------------------------------------   ----------------    -------------
Domestic                                                                        383.5      87.1    319.7      86.3          20.0
International                                                                    56.9      12.9     50.9      13.7          11.7
------------------------------------------------------------------------------------------------   ----------------
    Total                                                                       440.4     100.0    370.6     100.0          18.8
                                                                                ================   ================

     Note: The accounts on file distinction between domestic and international is based on the geographic domicile of processing clients.

Activity in AOF (in millions):

                                                                                      March 2005 to             March 2004 to
                                                                                        March 2006                March 2005
                                                                                ------------------------    ------------------------
Beginning balance                                                                          370.6                      280.4
 Internal growth of existing clients                                                        44.1                       34.0
 New clients                                                                                39.3                       62.5
 Purges/Sales                                                                              (12.3)                      (5.1)
 Deconversions                                                                              (1.3)                      (1.2)
--------------------------------------------------------------------------------------------------------    ------------------------
Ending balance                                                                             440.4                      370.6
                                                                                ========================    ========================

     On March 31, 2004, Bank of America acquired FleetBoston. In connection with the extended agreement with Bank of America, TSYS converted the FleetBoston card portfolio to TSYS' processing system in March 2005. See further discussion under Major Customers.

     On October 13, 2004, TSYS finalized a definitive agreement with JPMorgan Chase & Co. (Chase) to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term.

     In August 2005, TSYS finalized a five year definitive agreement with Capital One Financial Corporation (Capital One) to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS plans to complete the conversion of Capital One's portfolio from its in house processing system to TS2 in phases, beginning in mid-2006 and ending in early 2007. TSYS expects to maintain the card processing functions of Capital One for at least five years. After a minimum of three years of processing with TSYS, the agreement provides Capital One the opportunity to license TS2 under a long-term payment structure.

     Current 2006 earnings estimates assume that TSYS will recognize revenues and costs associated with converting, processing and servicing the Capital One portfolio beginning in the fourth quarter of 2006.

     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. For the three months ended March 31, 2006, TSYS' revenues from the agreement with Sears represented less than 10% of TSYS' consolidated revenues. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup will move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that is expected to occur in the second quarter of 2006. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank's Banamex USA consumer accounts, according to the terms of the existing agreements for those portfolios. TSYS' management believes that the loss of revenues from the Sears portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company's financial position, results of operations or cash flows for the year ending December 31, 2006.

Merchant Services
     Merchant services revenues are derived from providing electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Revenues from merchant services include processing all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments. Merchant services' products and services include: authorization and capture of electronic transactions; clearing and settlement of electronic transactions; information reporting services related to electronic transactions; merchant billing services; and point-of-sale terminal sales and service.

     On March 1, 2005, TSYS acquired the remaining 50% of TSYS Acquiring, formerly operating as Vital Processing Services, L.L.C., from Visa for $95.8 million in cash, including direct acquisition costs of $794,000. TSYS Acquiring is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring's balance sheet and results of operations. Refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring.

     Revenues from merchant services consist of revenues generated by TSYS' wholly owned subsidiary TSYS Acquiring and majority owned subsidiary GP Net. Merchant services revenue for the three months ended March 31, 2006 was $63.9 million compared to $27.1 million for the same period last year. The increase is completely attributable to the consolidation of TSYS Acquiring's results effective March 1, 2005. Prior to the acquisition of TSYS Acquiring, TSYS' revenues included fees TSYS charged to TSYS Acquiring for back-end processing support.

     TSYS Acquiring's results are driven by the transactions processed at the point-of-sale and the number of outgoing transactions. TSYS Acquiring's primary point-of-sale service deals with authorizations and data capture transactions primarily through dial-up or the Internet.

     Effective January 1, 2006, Golden Retriever Systems L.L.C. became a wholly owned subsidiary of Enhancement Services Corporation. Also effective January 1, 2006, Merlin Solutions, L.L.C. became a wholly owned subsidiary of TSYS. Both entities were previously wholly owned subsidiaries of TSYS Acquiring and were reported under the merchant processing services segment. Effective January 1, 2006, the financial results of the two entities are included in the domestic-based support services segment. The results for previous periods have been reclassified to reflect the change.

Other Services
     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS' business process management services. Revenues from other services decreased $4.0 million, or 8.2%, for the three months ended March 31, 2006, compared to the same period in 2005. Other services revenue decreased primarily due to the loss of call center revenue.

Reimbursable Items
     As a result of the FASB's Emerging Issues Task Force No. 01-14 (EITF No. 01-14), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $13.1 million, or 18.9%, for the three months ended March 31, 2006, as compared to the same period last year. Of the $13.1 million increase, $7.3 million is attributable to TSYS Acquiring. The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage.

     The Company's reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Effective January 8, 2006, the United States Postal Service increased the rate of first class mail. The increase in reimbursable items due to the increase in postal rates is expected to be offset by the decrease in reimbursable items associated with the deconversion of the Citibank Sears portfolio in the second quarter of 2006 and Bank of America's consumer card portfolio in October 2006.

     A summary of reimbursable item revenues for the three months ended March 31, 2006, as compared to 2005, is provided below:

(in thousands)                                                                             Three months ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2006            2005          % Change
------------------------------------------------------------------------------------------------------------------------------------
Postage                                                                             $41,983          41,056            2.3%
Card association access fees                                                         19,685           9,856           99.7
Other                                                                                21,070          18,696           12.7
-----------------------------------------------------------------------------------------------------------------
   Total                                                                            $82,738          69,608           18.9%
                                                                                =================================


Operating Expenses
     Total expenses increased 20.0% for the three months ended March 31, 2006, compared to the same period in 2005. The increase in expense includes a decrease of $3.0 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, total expenses increased 20.4% for the three months ended March 31, 2006, compared to the same period in 2005. The increase in operating expenses is attributable to changes in each of the expense categories as described below.

Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expenses for the three months ended March 31:

(in thousands)                                                                             Three months ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2006            2005          % Change
------------------------------------------------------------------------------------------------------------------------------------
Salaries                                                                          $  90,986          78,014           16.6 %
Employee benefits                                                                    25,448          20,824           22.2
Nonemployee wages                                                                     8,664           5,043           71.8
Share-based compensation                                                              2,267             278             nm
Other                                                                                 2,899             980             nm
Less capitalized expenses                                                           (10,298)         (8,161)          26.2
-----------------------------------------------------------------------------------------------------------------
    Totals                                                                        $ 119,966          96,978           23.7 %
                                                                                =================================
nm = not meaningful


     Salaries and other personnel expenses increased $23.0 million, or 23.7%, for the three months ended March 31, 2006, compared to the same period in 2005. Of the $23.0 million increase, $10.9 million is the result of employee-related expenses of TSYS Acquiring. In addition, the change in employment expenses is associated with the normal salary increases and related benefits, offset by higher levels of employment costs capitalized as software development and contract acquisition costs. The growth in employment expenses included a decrease in the accrual for performance-based incentive benefits, which includes salary bonuses, profit sharing and employer 401(k) expenses. For the three months ended March 31, 2006 and 2005, the Company accrued $4.7 million and $5.3 million, respectively, of performance-based incentives.

     The Company's salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company's employee data:

Employee Data:
(Full-time Equivalents)                                                                2006            2005            % Change
-----------------------------------------------------------------------------------------------   --------------    ----------------
At March 31,                                                                          6,583            6,421                2.5
YTD Average                                                                           6,644            5,867               13.2


     The Company maintains share-based employee compensation plans for purposes of incenting and retaining employees. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised) (SFAS No. 123R) "Share-Based Payment," which the Company adopted on January 1, 2006. SFAS No. 123R requires the Company to recognize compensation expense for the nonvested portion of outstanding share-based compensation granted in the form of stock options based on the grant-date fair value of those awards. Refer to Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on share-based compensation.

     Share-based compensation expenses include the impact of expensing the fair value of stock options in 2006, as well as expenses associated with nonvested shares. For the three months ended March 31, 2006, share-based compensation was $2.3 million, compared to $0.3 million for the same period in 2005.

Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expenses:

                                                                                         Three months ended March 31,
                                                                                ----------------------------------------------------
(in thousands)                                                                          2006          2005       % Change
                                                                                ----------------------------------------------------
Depreciation and amortization                                                         $ 30,791       24,183        27.3  %
Equipment and software rentals                                                          28,408       24,589        15.5
Repairs and maintenance                                                                 10,445        8,146        28.2
Impairment of developed software                                                             -        3,137          nm
Other                                                                                    5,706        6,014        (5.1)
---------------------------------------------------------------------------------------------------------------
    Totals                                                                            $ 75,350       66,069        14.0  %
                                                                                ===============================
nm = not meaningful



     Net occupancy and equipment expense increased $9.3 million, or 14.0%, for the three months ended March 31, 2006 over the same period in 2005. Of the $9.3 million increase, $5.7 million is the result of occupancy and equipment related expenses of TSYS Acquiring.

     Depreciation and amortization increased for the three months ended March 31, 2006, as compared to the same period in 2005, as a result of the depreciation and amortization associated with TSYS Acquiring, as well as the acceleration of amortization of software licenses that are under processing capacity or MIPS agreements. These licenses are amortized using a units-of-production basis. As a result of the deconversions scheduled later this year, TSYS' total future MIPS are expected to decline, resulting in an increase in software amortization for the periods prior to the deconversion dates.

     The Company was developing its Integrated Payments (IP) Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. Through December 2004, the Company invested a total of $6.3 million since the project began.

     Development relating specifically to the IP on-line debit platform primarily consisted of a third-party software solution. During the first quarter of 2005, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. With the acquisition of TSYS Acquiring and debit alternatives now available, TSYS determined that it would no longer market this third-party software product as its on-line debit solution. TSYS will continue to support this product for existing clients and will enhance and develop a new solution. As a result, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to this asset. The impairment charge is reflected in the domestic-based support services segment. As of March 31, 2006, the Company has $1.1 million capitalized, net of amortization, related to this asset.

Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three months ended March 31, 2006 and 2005:

                                                                                            Three months ended March 31,
                                                                                ----------------------------------------------------
                                                                                        2006           2005         % Change
                                                                                ----------------------------------------------------
(in thousands)
Third-party data processing services                                                  $ 10,273         4,797           nm   %
Court costs associated with debt collection
  services                                                                               7,605         7,981         (4.7)
Professional advisory services                                                           7,135         2,979           nm
Supplies and stationery                                                                  6,950         6,681          4.0
Amortization of conversion costs                                                         4,875         3,476         40.2
Transaction processing provisions                                                        4,161         3,109         33.8
Terminal deployment costs                                                                3,992         2,298         73.7
Travel and business development                                                          3,870         1,335           nm
Management fees                                                                          2,410         2,077         16.0
Amortization of acquisition intangibles                                                    859           609         41.0
Bad debt expense                                                                            38         1,929        (98.0)
Other                                                                                   10,211        13,752        (16.7)
-----------------------------------------------------------------------------------------------------------------
Totals                                                                                $ 62,379        51,023         22.3   %
                                                                                =================================
nm = not meaningful



     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with its debt collection business. Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section in the 2005 Form 10-K, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.

     Other operating expenses for the three months ended March 31, 2006 increased $11.4 million, or 22.3%, as compared to the same period in 2005. Of the $11.4 million increase, $7.8 million is the result of other operating expenses of TSYS Acquiring.

Operating Income
     Operating income increased 8.4% for the three months ended March 31, 2006 over the same period in 2005. The Company's operating profit margin for the three months ended March 31, 2006 was 17.4%, compared to 18.9% for the same period last year. The margins for 2006 decreased when compared to the same period in 2005 mainly as a result of the consolidated results of TSYS Acquiring.

Nonoperating Income (Expense)
     Interest income for the three months ended March 31, 2006 was $2.5 million, an increase of $1.3 million, compared to $1.2 million for the same period in 2005. The increase in interest income is primarily attributable to the fluctuations in cash available for investment and changes in short-term interest rates.

     Interest expense for the three months ended March 31, 2006 was $44,000, a decrease of $26,000, compared to $70,000 for the same period in 2005.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $276,000 for the three months ended March 31, 2006 relates to the translation of cash accounts. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2006 was approximately $4.0 million, the majority of which is denominated in Euros.

Income Taxes
     TSYS' effective income tax rate for the three months ended March 31, 2006 was 33.4%, compared to 35.1% for the same period in 2005. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS' pretax income adjusted for minority interests in consolidated subsidiaries' net income and equity pre-tax earnings of its equity investments.

     In the normal course of business, TSYS is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the three months ended March 31, 2006, TSYS received notices of proposed adjustments relating to taxes due for the years 2000 through 2003. As a result, TSYS recorded a reduction in previously recorded income tax liabilities of $1.7 million which reduced income tax expense for the three months ended March 31, 2006 and lowered the effective rate by 2.3%.

     TSYS continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, TSYS' effective tax rate may fluctuate in the future. Based on current estimates, we believe that TSYS' effective income tax rate for the remainder of 2006 will be in the 35%-36% range.

Equity in Income of Equity Investments
     TSYS' share of income from its equity in equity investments was $852,000 and $3.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease for the quarter is primarily attributable to the purchase of the remaining 50% of TSYS Acquiring on March 1, 2005 and the inclusion of TSYS Acquiring's operating results in TSYS' statement of income. Refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring.

TSYS Acquiring Solutions, L.L.C.
     As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring's balance sheet and results of operations in the statements of income beginning March 1, 2005. For the two months in 2005 prior to the acquisition, the Company's equity in income of equity investments related to TSYS Acquiring was $3.2 million.

Total System Services de Mexico, S.A. de C.V.
     The Company has an equity investment with a number of Mexican banks and records its 49% ownership in the equity investment using the equity method of accounting. The operation, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), prints statements and provides card-issuing support services to the equity investment clients.

     During the three months ended March 31, 2006, the Company's equity in income of equity investments related to TSYS de Mexico was $793,000, a 55.8% increase, or $284,000, compared to $509,000 for the same period last year.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $39,000 and $34,000 for the three months ended March 31, 2006 and 2005, respectively.

China UnionPay Data Co., Ltd.
     Effective November 1, 2005, the Company purchased an initial 34% equity interest in China UnionPay Data Co., Ltd. (CUP Data), the payments-processing subsidiary of China UnionPay Co., Ltd. (CUP). CUP is sanctioned by the People's Bank of China, China's central bank, and has become one of the world's largest and fastest growing payments networks. CUP Data currently provides transaction processing, disaster recovery and other services for banks and bankcard issuers in China. TSYS' equity in income of equity investments related to CUP Data was approximately $59,000 for the three months ended March 31, 2006.

     TSYS plans to increase its ownership interest to 45% upon its receipt of regulatory approval. Refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of CUP Data.

Net Income
     Net income for the three months ended March 31, 2006 increased 9.3% or $4.3 million, to $50.4 million, or basic and diluted earnings per share of $0.26, compared to $46.1 million, or basic and diluted earnings per share of $0.23, for the same period in 2005.

Net Profit Margin
     The Company's net profit margin for the three months ended March 31, 2006 was 12.2%, compared to 13.2% for the same period last year.

     The Company's net profit margin is also impacted by the acquisition of TSYS Acquiring. Prior to acquiring control, TSYS accounted for its investment in TSYS Acquiring using the equity method of accounting. Only TSYS' share of TSYS Acquiring's earnings was included in TSYS' net income. After acquiring control of TSYS Acquiring, TSYS began consolidating TSYS Acquiring's results of operations on March 1, 2005. By consolidating the results of TSYS Acquiring, the impact will be a lower net profit margin as compared to periods that used the equity method of accounting.

Profit Margins and Reimbursable Items
     Management believes that reimbursable items distort operating and net profit margins as defined by generally accepted accounting principles. Management evaluates the Company's operating performance based upon operating and net profit margins excluding reimbursable items. Management believes that operating and net profit margins excluding reimbursable items are more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients.

     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three months ended March 31, 2006 and 2005:

                                                                                     Three months ended March 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                         2006                 2005
--------------------------------------------------------------------------------------------------------------------
Operating income                                                                   $   71,857              66,306
                                                                                ================      ==============
Net income                                                                         $   50,393              46,123
                                                                                ================      ==============
Total revenues                                                                     $  412,290             349,984
                                                                                ================      ==============
Operating margin (as reported)                                                           17.4 %              18.9 %
                                                                                ================      ==============
Net profit margin (as reported)                                                          12.2 %              13.2 %
                                                                                ================      ==============
Revenue before reimbursable items                                                  $  329,552             280,376
                                                                                ================      ==============
Adjusted operating margin                                                                21.8 %              23.6 %
                                                                                ================      ==============
Adjusted net profit margin                                                               15.3 %              16.5 %
                                                                                ================      ==============


Projected Outlook for 2006
     TSYS expects its 2006 earnings growth to be in the range of 21%-23%, based on the following assumptions: total revenues increasing 6%-8% in 2006; accounts on file at the end of 2006 will be approximately 395 million to 405 million; deconverting the Citigroup Sears portfolio as scheduled in May 2006; deconverting Bank of America's consumer portfolio as scheduled in October 2006, with a one-time contract-termination payment of approximately $69 million and an acceleration of amortization of approximately $7 million in contract-acquisition costs; and the recognition of revenues and expenses associated with the Capital One agreement beginning in the fourth quarter of 2006.

Financial Position, Liquidity and Capital Resources
     The Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures and acquisitions.

Cash Flows From Operating Activities

                                                                                        Three months ended March 31,
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          2006                    2005
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                           $  50,393                 46,123
Depreciation and amortization                                                           43,161                 32,461
Other noncash items and charges, net                                                       981                 14,744
Working capital items                                                                  (56,150)              (137,863)
                                                                                ----------------------- --------------------
Net cash provided by (used in) operating activities                                  $  38,385                (44,535)
                                                                                ======================= ====================

     TSYS' main source of funds is derived from operating activities, specifically net income. During the three months ended March 31, 2006, the Company generated $38.4 million in cash from operating activities compared to using $44.5 million for the same period last year. The increase in 2006 in net cash provided by operating activities was the result of the change in the use of cash related to working capital items.

     Working capital items include accounts receivable, prepaid expenses and other assets, accounts payable, accrued salaries and employee benefits and other current liabilities. The change in accounts receivable at March 31, 2006 as compared to December 31, 2005 is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.

Cash Flows From Investing Activities

                                                                                      Three months ended March 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        2006                  2005
-----------------------------------------------------------------------------------------------------------------------
Purchases of property and equipment, net                                           $  (5,786)              (10,702)
Additions to licensed computer software from vendors                                  (1,776)               (3,694)
Additions to internally developed computer software                                   (3,773)               (2,884)
Cash used in acquisitions, net of cash acquired                                            -               (56,983)
Contract acquisition costs                                                            (9,554)               (5,442)
                                                                                -------------------- ------------------
Net cash used in investing activities                                              $ (20,889)              (79,705)
                                                                                ==================== ==================


     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $20.9 million in cash for investing activities for the three months ended March 31, 2006, compared to $79.7 million for the same period in 2005. The major use of cash for investing activities in 2005 was for the purchase of TSYS Acquiring.

Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended March 31, 2006 and 2005 were $5.8 million and $10.7 million, respectively.

Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $1.8 and $3.7 million for the three months ended March 31, 2006 and 2005, respectively. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second or MIPS.

Internally Developed Computer Software Costs
     Additions to capitalized software development costs for the three months ended March 31, 2006 were $3.8 million, compared to $2.9 million for the same period in 2005.

     The increase in the amount capitalized as software development costs in 2006, as compared to 2005, is mainly attributable to TSYS Acquiring's development of Express and MSII and ESC's development of TSYS Loyalty Platform
(TLP). The Company remains committed to developing and enhancing its processing solutions to expand its service offerings. In addition to developing solutions, the Company has expanded its service offerings through strategic acquisitions, such as TSYS Acquiring.

     Through its TSYS Acquiring subsidiary, the Company is internally developing two software projects - MSII and Express. MSII is the enhanced version of the current Merchant Accounting System Initiator (MAS) system that was originally developed by TSYS in the mid-1970's. This project had reached technological feasibility prior to TSYS' acquisition of control of TSYS Acquiring and is expected to be introduced in the marketplace in 2006. The Company capitalized approximately $41,000 during the three months ended March 31, 2006, and has a total of $3.1 million capitalized since the project began.

     Express is currently being developed by TSYS Acquiring and is a tool that will provide a single point of entry system which enables acquirers to more easily load and maintain their merchant populations. The Company expects to complete Express in phases, and the first phase was introduced in the marketplace in July 2005. The remaining phases continue to be developed and are expected to be introduced in the marketplace by the end of 2006. This project had reached technological feasibility prior to TSYS' acquisition of control of TSYS Acquiring. The Company capitalized approximately $2.8 million during the three months ended March 31, 2006, and has a total of $23.4 million capitalized since the project began.

     Through its ESC subsidiary, the Company is internally developing an advanced loyalty platform - TSYS Loyalty Platform (TLP). TLP is designed to support transactional speed, complex reward programs and robust analytics tools. The platform offers critical support to all elements of loyalty management, including points processing, tracking, communications, redemption systems and analytics. The Company capitalized approximately $249,000 during the three months ended March 31, 2006, and has a total of $6.3 million capitalized since the project began. The project is expected to be fully operational and introduced in the marketplace by July 2006.

     The Company was developing its Integrated Payments Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company invested a total of $6.3 million since the project began. As previously mentioned on page 34, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. In March 2005, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to its on-line debit solution. As of March 31, 2006, the Company has $1.1 million capitalized, net of amortization, related to this asset.

Cash Used in Acquisitions
     During the first quarter of 2005, the Company purchased TSYS Acquiring for approximately $95.8 million, including direct acquisition costs of $794,000.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $9.6 million for the three months ended March 31, 2006, compared to $5.4 million for the three months ended March 31, 2005. The Company had a cash payment for processing rights of approximately $675,000 during the three months ended March 31, 2006. The Company did not have any cash payments for processing rights during the same period last year.

     Conversion cost additions were $8.9 million and $5.4 million for the three months ended March 31, 2006 and 2005, respectively. The increase in the amount of conversion cost additions for 2006, as compared to 2005, is the result of capitalized costs related to conversions scheduled to occur later in the year.

Cash Flows From Financing Activities

                                                                                      Three months ended March 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          2006                2005
---------------------------------------------------------------------------------------------------------------------
Dividends paid on common stock                                                      $ (11,837)             (7,874)
Principal   payments  on  long-term  debt   borrowings  and  capital  lease
  obligations                                                                            (402)            (13,704)
Proceeds from borrowings of long-term debt                                                  -              14,125
                                                                                ------------------- -----------------
Net cash used in financing activities                                               $ (12,239)             (7,453)
                                                                                =================== =================


     The major use of cash for financing activities has been the principal payments on long-term debt borrowings and capital lease obligations and the payment of dividends. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the three months ended March 31, 2006 was $12.2 million mainly as a result of the payments of dividends. Net cash used in financing activities for the three months ended March 31, 2005 was $7.5 million mainly as a result of the payments of dividends.

Line of Credit
     TSYS has a $45.0 million long-term line of credit from a banking affiliate of Synovus. A detailed discussion related to the line of credit is in Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements on page 20. At March 31, 2006, TSYS did not have an outstanding balance on the line of credit.

Stock Repurchase Plan
     On April 20, 2006, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which represents slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares may be purchased from time to time over a two year period and will depend on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares will be used for general corporate purposes.

Dividends
     Dividends on common stock of $11.8 million were paid during the three months ended March 31, 2006 compared to $7.9 million paid during the three months ended March 31, 2005. On April 21,

2005, the Company announced an increase in its quarterly dividend of 50% from $0.04 to $0.06 per share.

Significant Noncash Transactions
     During the first quarter of 2006, the Company issued 150,775 shares of common stock with a market value of $3.0 million compared to 221,902 shares of common stock with a market value of $5.1 million in the first quarter of 2005. These shares are issued to certain key executive officers and non-management members of its board of directors under nonvested shares for services to be provided by such officers and directors in the future. The market value of the common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards. Common stock issued under nonvested shares is considered outstanding for purposes of the computation of diluted EPS.

     Refer to Notes 5 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about share-based compensation.

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

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.2:1. At March 31, 2006, TSYS had working capital of $301.2 million compared to $235.3 million at December 31, 2005.

Legal Proceedings
     The Company is subject to lawsuits, claims and other complaints arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for expected future litigation exposures that TSYS determines to be both probable and reasonably estimable.

Recent Accounting Pronouncements
     The Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company's financial statements.

Forward-Looking Statements

     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS' expectation that it will deconvert Citigroup's Sears and Bank of America's consumer accounts in the second quarter of 2006 and October of 2006, respectively; (ii) TSYS' expectation that it will continue providing commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America; (iii) the estimated termination fee to be paid by Bank of America in connection with termination of its processing agreement; (iv) TSYS' belief that the loss of revenues from the Bank of America consumer card portfolio for 2006 should not have a material adverse effect on TSYS for 2006 and that the payment of the termination fee associated with the deconversion should have a positive effect on TSYS for 2006; (v) TSYS' expectation that it will convert Capital One's portfolio in phases beginning in mid-2006 and ending in early 2007; (vi) TSYS' expectation that it will maintain the card processing functions of Capital One for at least five years; (vii) TSYS' expectation that it will maintain the card processing functions of Chase for at least two years; (viii) TSYS' expectation that it will continue to process commercial card accounts for Citibank, as well as Citibank's Banamex USA consumer accounts; (ix) TSYS' belief that the loss of revenue from the Sears portfolio for 2006 should not have a material adverse effect on TSYS for 2006; (x) TSYS' expected earnings growth for 2006; (xi) TSYS' belief with respect to lawsuits, claims and other complaints; (xii) TSYS' expectation that total future MIPS will decline resulting in an increase in software amortization; (xiii) the expected market introduction dates of various development projects; and the assumptions underlying such statements, including, with respect to TSYS' expected increase in earnings for 2006, an increase in revenues of 6% to 8%, accounts on file at the end of 2006 will be approximately 395 million to 405 million, deconversion of the Citigroup Sears portfolio as scheduled in May of 2006, deconversion of Bank of America's consumer portfolio in October 2006 with a one-time termination payment of approximately $69 million and an acceleration of amortization of approximately $7 million in contract-acquisition costs and recognition of revenues and expenses associated with the Capital One agreement beginning in the fourth quarter of 2006. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," "estimates," "projects," "plans," "may," "could," "should," "would," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

     These statements are based upon the current beliefs and expectations of TSYS' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward-looking statements. Many of these factors are beyond TSYS' ability to control or predict. These factors include, but are not limited to: (i) revenues that are lower than anticipated; (ii) Bank of America does not deconvert as anticipated, amortization of related contract acquisition costs is not accelerated as anticipated and the termination fee is not in the amount anticipated; (iii) accounts on file at the end of 2006 are lower than anticipated; (iv) TSYS incurs expenses associated with the signing of a significant client; (v) internal growth rates for TSYS' existing clients are lower than anticipated; (vi) TSYS does not convert and deconvert clients' portfolios as scheduled; (vii) adverse developments with respect to foreign currency exchange rates; (viii) adverse developments with respect to entering into contracts with new clients and retaining current clients; (ix) continued consolidation in the financial services industry, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (x) TSYS is unable to control expenses and increase market share, both domestically and internationally; (xi) adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism; (xii) TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending; (xiii) the impact of acquisitions, including their being more difficult to integrate than anticipated; (xiv) the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto; (xv) the impact of the application of and/or changes in accounting principles; (xvi) TSYS' inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies; (xvii) TSYS' inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (xviii) changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS' business which require significant product redevelopment efforts or reduce the market for or value of its products; (xix) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection; (xx) no material breach of security of any of our systems; (xxi) overall market conditions; (xxii) the loss of a major supplier; (xxiii) the impact on TSYS' business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiv) TSYS' ability to manage the foregoing and other risks.

     These forward-looking statements speak only as of the date on which they are made and TSYS undertakes no obligation to update any forward-looking statement as a result of new information, future developments or otherwise.

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pounds Sterling (BPS), Mexican Peso, Canadian Dollar, Japanese Yen and Chinese Renminbi. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity, titled "accumulated other comprehensive income or loss." The amount of other comprehensive gain for the three months ended March 31, 2006 was $412,000. The amount of other comprehensive loss for the three months ended March 31, 2005 was $2.4 million. Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The carrying value of the net assets of its foreign operations in Europe, Mexico, Brazil, Canada, Japan and China was approximately (in U.S. dollars)
$133.2 million, $6.5 million, $0.2 million, $0.8 million, $14.6 million and $37.5 million, respectively, at March 31, 2006.

     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $276,000 for the three months ended March 31, 2006 relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2006 was approximately $4.0 million, the majority of which is denominated in Euros.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rates and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the foreign-denominated cash account balance at March 31, 2006.

                                                                                ----------------------------------------------------
                                                                                             Effect of Basis Point Change
                                                                                ----------------------------------------------------
                                                                                  Increase in basis             Decrease in basis
                                                                                      point of                       point of
                                                                                ----------------------------------------------------
(in thousands)                                                                   100     500    1,000          100    500    1,000
---------------------------------------------------------------------------------------------------------  -------------------------
Effect  on income  before  income taxes                                         $ (40)  (199)   (398)           40    199     398
                                                                                -------------------------  -------------------------


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

     In connection with the purchase of the TSYS campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line is an automatic draw down facility. The interest rate for the line of credit is the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there is a charge of 15 basis points on any funds unused. The line of credit is unsecured debt and includes covenants requiring us to maintain certain minimum financial ratios. At March 31, 2006, TSYS did not have an outstanding balance on the line of credit. As the LIBOR rate changes, TSYS will be subject to interest rate risk.

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

Concentration of Client Base
     A significant amount of TSYS' revenues are derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment and merchant services processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a change in client mix directed toward larger clients.

     TSYS works to minimize the risk of any one client accounting for a large portion of its revenues. TSYS has two major customers that account for a large portion of its revenues. In addition to the two major customers, the Company has other large clients representing a significant portion of its total revenues. The loss of any one of its large clients could have a material adverse effect on the financial position, results of operations and cash flows.

Concentration of Suppliers
     TSYS utilizes several large and diverse suppliers across various industries to minimize its reliance on any one supplier. However, TSYS does rely on a relatively few major suppliers for a significant portion of its licensed computer software and hardware needs. The relationship with these particular vendors is well established. These particular vendors are large, well-known and respected entities in their industry, which is believed to minimize the Company's risk, but the loss of any one of these major licensed computer software and hardware suppliers could have a material adverse effect on the financial position, results of operations and cash flows.

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

                           TOTAL SYSTEM SERVICES, INC.

                           Part II - Other Information



 Item 1A - Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company's financial position, results of operations or cash flows. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's financial position, results of operations or cash flows.


 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     The  following  table  sets  forth  information   regarding  the  Company's
purchases of its common stock on a monthly basis during the three months ended March 31, 2006:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Maximum
                                                                                                            Total        Number of
                                                                                                          Number of       Shares
                                                                                                      Shares Purchased  That May Yet
                                                                                 Total       Average     as Part of     Be Purchased
                                                                                Number of     Price       Publicly       Under the
                                                                                 Shares      Paid per  Announced Plans    Plans or
Period                                                                          Purchased     Share      or Programs      Programs
------------------------------------------------------------------------------------------------------------------------------------
January 2006                                                                       -             $-              -              -
February 2006                                                                      -              -              -              -
March 2006                                                                         -              -              -              -
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                         -             $-
                                                                                =========================


     In April 2006, the Company announced a plan to purchase up to 2.0 million shares of its common stock from time to time and at prices attractive to management over the ensuing two years.

                             TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information



 Item 6 - Exhibits

a) Exhibits
   Exhibit Number                                                               Description
   --------------------------------------------------------------------------------------------------------------------------------

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


                                                                                TOTAL SYSTEM SERVICES, INC.


Date:  May 8, 2006                                                              by:  /s/ Philip W. Tomlinson
                                                                                ----------------------------------------------------
                                                                                Philip W. Tomlinson
                                                                                Chairman of the Board and
                                                                                  Chief Executive Officer


Date:  May 8, 2006                                                              by:  /s/ James B. Lipham
                                                                                ----------------------------------------------------
                                                                                James B. Lipham
                                                                                Senior Executive Vice President and
                                                                                  Chief Financial Officer


                           TOTAL SYSTEM SERVICES, INC.

                                  Exhibit Index


Exhibit Number                                                                  Description
------------------------------------------------------------------------------------------------------------------------------------

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
