Form 10-Q
period 2006-06-30
TOTAL SYSTEM SERVICES INC
filed 2006-08-04
CIK 721683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


For the quarterly period ended:                             June 30, 2006
                                                 -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    To
                                                 _______________________________

Commission  file number                                        1-10254
                                                 _______________________________

                              [TSYS LOGO OMITTED]
                           Total System Services, Inc.
                                  www.tsys.com
 _______________________________________________________________________________
             (Exact name of registrant as specified in its charter)
      Georgia                                                  58-1493818
 _______________________________________________________________________________
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

        1600 First Avenue, Post Office Box 1755, Columbus, Georgia 31902
 _______________________________________________________________________________
 (Address of principal executive offices)                             (Zip Code)

                                 (706) 649-2262
 _______________________________________________________________________________
              (Registrant's telephone number, including area code)

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
                                                        Yes  [   ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AS OF: August 4, 2006
----------------------------------------       ---------------------------------
Common Stock, $0.10 par value                           196,612,906 shares

                              [TSYS LOGO OMITTED]
                           TOTAL SYSTEM SERVICES, INC.
                                      INDEX

                                                                          Page
                                                                         Number
 Part I. Financial Information
          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited)
                        - June 30, 2006 and December 31, 2005               3

                  Condensed Consolidated Statements of Income
                        (unaudited) - Three and six months ended
                        June 30, 2006 and 2005                              5

                  Condensed Consolidated Statements of Cash Flows
                        (unaudited) - Six months ended
                        June 30, 2006 and 2005                              7

                  Notes to Unaudited Condensed Consolidated
                        Financial Statements                                9

          Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                27

          Item 3. Quantitative and Qualitative Disclosures About
                        Market Risk                                        53

          Item 4. Controls and Procedures                                  56

 Part II. Other Information
          Item 1A. Risk Factors                                            57

          Item 2. Unregistered Sales of Equity Securities and Use
                        of Proceeds                                        57

          Item 4. Submissions of Matters to a Vote of Security Holders     58

          Item 6. Exhibits                                                 59

 Signatures                                                                60

 Exhibit Index                                                             61

                           TOTAL SYSTEM SERVICES, INC.
                         Part I - Financial Information
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,            December 31,
(in thousands, except per share information)                                                 2006                  2005
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents (includes $192.8 million and $152.6 million on
     deposit with a related party at 2006 and 2005, respectively)                   $             295,483               237,569
  Restricted cash (includes $5.8 million and $4.1 million on deposit with a
     related party at 2006 and 2005, respectively)                                                 37,326                29,688
  Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $12.7 million and $12.6 million at 2006 and 2005, respectively (includes $0.6 million and $0.1 million due from a related
     party at 2006 and 2005, respectively)                                                        189,808               184,532
  Deferred income tax assets                                                                       20,597                15,264
  Prepaid expenses and other current assets                                                        47,452                45,236
                                                                                     --------------------------------------------
      Total current assets                                                                        590,666               512,289
Property and equipment, net of accumulated depreciation and amortization of
  $206.9 million and $188.1 million at 2006 and 2005, respectively                                264,897               267,979
Computer software, net of accumulated amortization of $357.7 million and $317.1
  million at 2006 and 2005, respectively                                                          241,449               267,988
Contract acquisition costs, net                                                                   165,346               163,861
Goodwill, net                                                                                     106,390               112,865
Equity investments                                                                                 42,757                42,731
Other intangible assets, net of accumulated amortization of $7.0 million and
  $5.4 million at 2006 and 2005, respectively                                                      11,865                13,580
Other assets                                                                                       24,077                29,604
                                                                                     --------------------------------------------
      Total assets                                                                  $           1,447,447             1,410,897
                                                                                     ============================================



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                Condensed Consolidated Balance Sheets (continued)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,            December 31,
(in thousands, except per share information)                                                 2006                  2005
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable (includes $0.1 million and $0.1 million payable to related
     parties at 2006 and 2005, respectively)                                        $              30,057                29,464
  Accrued salaries and employee benefits                                                           42,776                84,348
  Current portion of obligations under capital leases                                               2,317                 2,078
  Other current liabilities (includes $11.3 million and $9.9 million payable to
     related parties at 2006 and 2005, respectively)                                              158,414               161,122
                                                                                     --------------------------------------------
      Total current liabilities                                                                   233,564               277,012
Obligations under capital leases, excluding current portion                                         2,261                 3,555
Deferred income tax liabilities                                                                    77,509                89,478
Other long-term liabilities                                                                        25,239                24,398
                                                                                     --------------------------------------------
      Total liabilities                                                                           338,573               394,443
                                                                                     --------------------------------------------
Minority interests in consolidated subsidiary                                                       3,964                 3,682
                                                                                     --------------------------------------------
Shareholders' equity:
  Common stock - $0.10 par value.  Authorized 600,000 shares;  198,126 and
     197,975 issued at 2006 and 2005, respectively; 197,434 and 197,283
     outstanding at 2006 and 2005, respectively                                                    19,813                19,797
  Additional paid-in capital                                                                       55,954                50,666
  Accumulated other comprehensive income                                                           10,391                 5,685
  Treasury stock (692 shares at 2006 and 2005)                                                    (12,841)              (12,841)
  Retained earnings                                                                             1,031,593               949,465
                                                                                     --------------------------------------------
     Total shareholders' equity                                                                 1,104,910             1,012,772
                                                                                     --------------------------------------------
     Total liabilities and shareholders' equity                                     $           1,447,447             1,410,897
                                                                                     ============================================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                              June 30,
                                                                                           -----------------------------------------
(in thousands, except per share information)                                                          2006                2005
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $1.2 million and
       $1.2 million from related parties for 2006 and 2005, respectively)                  $           232,301              217,048
    Merchant services                                                                                   65,820               68,696
    Other services (includes $2.2 million and $1.6 million from related
       parties for 2006 and 2005, respectively)                                                         44,670               45,324
                                                                                           -----------------------------------------
         Revenues before reimbursable items                                                            342,791              331,068
    Reimbursable items (includes $0.5 million and $0.4 million from related
        parties for 2006 and 2005, respectively)                                                        86,374               79,175
                                                                                           -----------------------------------------
         Total revenues                                                                                429,165              410,243
                                                                                           -----------------------------------------

Expenses:
    Salaries and other personnel expense                                                               120,433              115,974
    Net occupancy and equipment expense                                                                 75,703               69,568
    Other operating expenses (includes $2.6 million and $2.2 million to
        related parties for 2006 and 2005, respectively)                                                61,924               69,180
                                                                                           -----------------------------------------
         Expenses before reimbursable items                                                            258,060              254,722
   Reimbursable items                                                                                   86,374               79,175
                                                                                           -----------------------------------------
         Total expenses                                                                                344,434              333,897
                                                                                           -----------------------------------------
         Operating income                                                                               84,731               76,346
                                                                                           -----------------------------------------
Nonoperating income (expense):
    Interest income (includes $1.8 million and $0.3 million from related
        parties for 2006 and 2005, respectively)                                                         3,425                1,078
    Interest expense                                                                                       (85)                (105)
    Loss on foreign currency, net                                                                         (363)                (494)
                                                                                           -----------------------------------------
         Total nonoperating income                                                                       2,977                  479
                                                                                           -----------------------------------------
    Income before income taxes, minority interest and equity in income of
       equity investments                                                                               87,708               76,825
Income taxes                                                                                            31,148               26,729
Minority interests in consolidated subsidiaries' net income                                               (173)                 (43)
Equity in income of equity investments                                                                   1,019                  590
                                                                                           -----------------------------------------
      Net income                                                                           $            57,406               50,643
                                                                                           =========================================
      Basic earnings per share                                                             $              0.29                 0.26
                                                                                           =========================================
      Diluted earnings per share                                                           $              0.29                 0.26
                                                                                           =========================================

      Weighted average common shares outstanding                                                       197,093              197,078
      Increase due to assumed issuance of shares related to common
        equivalent shares                                                                                  237                  217
                                                                                           -----------------------------------------
      Weighted average common and common equivalent shares outstanding                                 197,330              197,295
                                                                                           =========================================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six months ended
                                                                                                               June 30,
                                                                                               -------------------------------------
(in thousands, except per share information)                                                          2006                2005
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Electronic payment processing services (includes $2.5 million and
       $2.4 million from related parties for 2006 and 2005, respectively)                  $           453,362              421,805
    Merchant services (includes $2.4 million from related parties for 2005)                            129,769               95,801
    Other services (includes $3.8 million and $3.3 million from related
       parties for 2006 and 2005, respectively)                                                         89,212               93,838
                                                                                           -----------------------------------------
         Revenues before reimbursable items                                                            672,343              611,444
    Reimbursable items (includes $0.9 million and $2.2 million from
        related parties for 2006 and 2005, respectively)                                               169,112              148,783
                                                                                           -----------------------------------------
         Total revenues                                                                                841,455              760,227
                                                                                           -----------------------------------------

Expenses:
    Salaries and other personnel expense                                                               241,763              212,952
    Net occupancy and equipment expense                                                                151,053              135,637
    Other operating expenses (includes $5.2 million and $4.2 million to
       related parties for 2006 and 2005, respectively)                                                122,939              120,203
                                                                                           -----------------------------------------
         Expenses before reimbursable items                                                            515,755              468,792
   Reimbursable items                                                                                  169,112              148,783
                                                                                           -----------------------------------------
         Total expenses                                                                                684,867              617,575
                                                                                           -----------------------------------------
         Operating income                                                                              156,588              142,652
                                                                                           -----------------------------------------
Nonoperating income (expense):
    Interest income (includes $3.2 million and $0.8 million from related
       parties for 2006 and 2005, respectively)                                                          5,933                2,297
    Interest expense                                                                                      (129)                (175)
    Loss on foreign currency, net                                                                          (87)                (827)
                                                                                           -----------------------------------------
         Total nonoperating income                                                                       5,717                1,295
                                                                                           -----------------------------------------
    Income before income taxes, minority interest and equity in income of
       equity investments                                                                              162,305              143,947
Income taxes                                                                                            56,113               51,409
Minority interests in consolidated subsidiaries' net income                                               (264)                (112)
Equity in income of equity investments                                                                   1,871                4,340
                                                                                           -----------------------------------------
      Net income                                                                           $           107,799               96,766
                                                                                           =========================================
      Basic earnings per share                                                             $              0.55                 0.49
                                                                                           =========================================
      Diluted earnings per share                                                           $              0.55                 0.49
                                                                                           =========================================

      Weighted average common shares outstanding                                                       197,089              197,050
      Increase due to assumed issuance of shares related to common
        equivalent shares                                                                                  245                  215
                                                                                           -----------------------------------------
      Weighted average common and common equivalent shares outstanding                                 197,334              197,265
                                                                                           =========================================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                         -------------------------------------------
(in thousands)                                                                                   2006                 2005
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                          $            107,799              96,766
    Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interests in consolidated subsidiaries' net income                                     264                 112
         Loss on foreign currency, net                                                                    87                 827
         Equity in income of equity investments                                                       (1,871)             (4,340)
         Depreciation and amortization                                                                86,148              68,962
         Share-based compensation                                                                      4,445                 560
         Impairment of developed software                                                                  -               3,137
         Provisions for bad debt expenses and billing adjustments                                        224               2,688
         Charges for transaction processing provisions                                                 7,501               4,595
         Deferred income tax (benefit) expense                                                       (17,041)              4,622
         Loss on disposal of equipment, net                                                              105               1,725
    (Increase) decrease in:
       Accounts receivable                                                                            (4,442)            (35,538)
       Prepaid expenses and other assets                                                               3,830               1,142
    Increase (decrease) in:
       Accounts payable                                                                                  451             (47,132)
       Accrued salaries and employee benefits                                                        (41,590)            (15,124)
       Other liabilities                                                                             (17,338)            (45,249)
                                                                                         -------------------------------------------
           Net cash provided by operating activities                                                 128,572              37,753
                                                                                         -------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment, net                                                         (14,306)            (20,383)
    Additions to licensed computer software from vendors                                              (4,437)            (10,647)
    Additions to internally developed computer software                                               (8,999)            (10,388)
    Cash acquired in acquisitions                                                                          -              38,799
    Cash used in acquisitions                                                                              -             (95,782)
    Dividends received from equity investments                                                         2,371               1,659
    Additions to contract acquisition costs                                                          (22,339)            (10,981)
                                                                                         -------------------------------------------
           Net cash used in investing activities                                                     (47,710)           (107,723)
                                                                                         -------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
           Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six months ended
                                                                                                         June 30,
                                                                                         -------------------------------------------
(in thousands)                                                                                   2006                 2005
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Dividends paid on common stock (includes $19.2 million and $12.8 million
       paid to related parties during 2006 and 2005, respectively)                      $            (23,683)            (15,757)
    Principal payments on long-term debt borrowings and capital lease
       obligations                                                                                    (1,060)            (48,923)
    Proceeds from borrowings of long-term debt                                                             -              48,142
    Proceeds from exercise of stock options                                                                -                 427
                                                                                         -------------------------------------------
           Net cash used in financing activities                                                     (24,743)            (16,111)
                                                                                         -------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                           1,795              (2,000)
                                                                                         -------------------------------------------
           Net increase (decrease) in cash and cash equivalents                         $             57,914             (88,081)
Cash and cash equivalents at beginning of year                                                       237,569             231,806
                                                                                         -------------------------------------------
Cash and cash equivalents at end of period                                              $            295,483             143,725
                                                                                         ===========================================
    Cash paid for interest                                                              $                129                 175
                                                                                         ===========================================
    Cash paid for income taxes, net of refunds                                          $             81,886              64,439
                                                                                         ===========================================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           TOTAL SYSTEM SERVICES, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Total System Services, Inc.[registered trademark] (TSYS [registered trademark] or the Company) include the accounts of TSYS and its wholly owned subsidiaries and TSYS' majority owned foreign subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationship with other entities to identify whether they are variable interest entities as defined by the Financial Accounting Standards Board's (FASB's) Interpretation No. 46(R) (FIN No. 46R), "Consolidation of Variable Interest Entities," and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN No. 46R.

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

Note 2 - Supplementary Balance Sheet Information

Cash and Cash Equivalents
         Cash and cash equivalent balances are summarized as follows:

        (in thousands)                                                                  June 30, 2006              December 31, 2005
        ------------------------------------------------------------------------------------------------        --------------------
        Cash and cash equivalents in domestic accounts                               $        252,507                       191,837
        Cash and cash equivalents in foreign accounts                                          42,976                        45,732
                                                                                ------------------------        --------------------
            Total                                                                    $        295,483                       237,569
                                                                                ========================        ====================

     The Company maintains accounts outside the United States denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars, Japanese Yen, Chinese Renminbi and Brazilian Real. All amounts in domestic accounts are denominated in U.S. dollars.

Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

          (in thousands)                                                                June 30, 2006              December 31, 2005
          ---------------------------------------------------------------------------------------------   --------------------------
          Prepaid expenses                                                         $            17,889                       15,053
          Supplies inventory                                                                     9,292                        9,742
          Other                                                                                 20,271                       20,441
                                                                                -----------------------   --------------------------
              Total                                                                $            47,452                       45,236
                                                                                =======================   ==========================

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

          (in thousands)                                                                June 30, 2006              December 31, 2005
          ---------------------------------------------------------------------------------------------   --------------------------
          Payments for processing rights, net                                       $          111,180                      120,015
          Conversion costs, net                                                                 54,166                       43,846
                                                                                -----------------------   --------------------------
               Total                                                                $          165,346                      163,861
                                                                                =======================   ==========================

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $7.2 million and $3.7 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, amortization related to payments for processing rights was $13.8 million and $7.1 million, respectively.

     Amortization expense related to conversion costs was $4.5 million and $3.1 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, amortization related to conversion costs was $9.4 million and $6.0 million, respectively.

     The increase in the amortization of contract acquisition costs is the result of the acceleration of amortization costs related to client's portfolios scheduled to deconvert in 2006 and the consolidation of the financial results of TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring).

Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

          (in thousands)                                                               June 30, 2006               December 31, 2005
          -------------------------------------------------------------------------------------------   ----------------------------
           Client liabilities                                                      $          41,744                          34,381
           Accrued expenses                                                                   37,156                          39,882
           Accrued income taxes                                                               14,912                          25,443
           Transaction processing provisions                                                  14,129                           9,453
           Dividends payable                                                                  13,820                          11,832
           Client postage deposits                                                             6,431                           7,459
           Deferred revenues                                                                   6,385                           6,421
           Other                                                                              23,837                          26,251
                                                                                ---------------------   ----------------------------
              Total                                                                $         158,414                         161,122
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

     Comprehensive income for the three and six months ended June 30 is as follows:

                                                                                  Three months ended           Six months ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
(in thousands)                                                                    2006         2005          2006             2005
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 57,406       50,643       107,799          96,766
Other comprehensive income (loss):
    Foreign currency translation
       adjustments, net of tax                                                     4,295       (2,944)        4,706          (5,367)
                                                                                ----------------------------------------------------
    Total                                                                       $ 61,701       47,699       112,505          91,399
                                                                                ====================================================

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

                                                                                    Balance at     Pretax                Balance at
(in thousands)                                                                  December 31, 2005  amount  Tax effect  June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                              $5,685       7,297    (2,591)       $10,391
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

     In April 2006, TSYS renamed Vital Processing Services, L.L.C. as TSYS Acquiring.

     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and Puerto Rico. The Company has three reportable segments: domestic-based support services, international-based support services and merchant processing services.

     Effective January 1, 2006, Golden Retriever Systems L.L.C. became a wholly owned subsidiary of Enhancement Services Corporation (ESC). Also effective January 1, 2006, Merlin Solutions, L.L.C. became a wholly owned subsidiary of TSYS. Both entities were previously wholly owned subsidiaries of TSYS Acquiring and were reported under the merchant processing services segment. Effective January 1, 2006, the financial results of the two entities are included in the domestic-based support services segment. The results for previous periods have been reclassified to reflect these changes.

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

     Domestic-based support services include electronic payment processing services and other services provided from within the United States. Domestic-based support services segment includes the financial results of TSYS, excluding its foreign branch offices, and including the following subsidiaries:
Columbus Depot Equipment Company (CDEC), Columbus Productions, Inc. (CPI), TSYS Canada, Inc. (TSYS Canada), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Technology Center, Inc. (TTC), TSYS Prepaid, Inc. (TPI), Merlin Solutions, L.L.C. (Merlin) and ESC and its wholly owned subsidiary, Golden Retriever Systems, L.L.C.

     International-based support services include electronic payment processing and other services provided from outside the United States. International-based support services include the financial results of GP Network Corporation (GP
Net), TSYS Japan Co., Ltd. (TSYS Japan), TSYS Servicos De Transacoes Eletronicas Ltda. (TSYS Brazil) , TSYS Europe (Netherlands) B.V., TSYS Europe (Spain) S.L. and TSYS' branch offices in Europe, Japan and China. TSYS' share of the equity earnings of its equity investments, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico) and China UnionPay Data Co., Ltd. (CUP Data), are included in international-based support services because TSYS de Mexico's and CUP Data's operations and client bases are located outside the United States.

     Merchant processing services include the financial results of TSYS Acquiring. For periods prior to the acquisition, TSYS has reclassified TSYS' share of its equity earnings of TSYS Acquiring from domestic-based support services to merchant processing services.

                                                                                Domestic-   International-
                                                                                  based        based        Merchant
(in thousands)                                                                   support      support      processing
Operating Segments                                                               services     services      services    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                             $ 1,361,896    188,752     238,180      $ 1,788,828
Intersegment eliminations                                                          (341,199)         -        (182)        (341,381)
                                                                                ------------  ---------   ---------    -------------
Total assets                                                                    $ 1,020,697    188,752     237,998      $ 1,447,447
                                                                                ============  =========   =========    =============


                                                                                Domestic-   International-
                                                                                  based        based        Merchant
(in thousands)                                                                   support      support      processing
Operating Segments                                                               services     services      services    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                             $ 1,320,552    178,135       230,712    $ 1,729,399
Intersegment eliminations                                                          (318,475)        (1)          (26)      (318,502)
                                                                                ------------   ---------    ----------  ------------
Total assets                                                                    $ 1,002,077    178,134       230,686    $ 1,410,897
                                                                                ============   =========    ==========  ============

------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Revenues before reimbursables                                                   $ 253,313       34,145        60,144    $   347,602
Intersegment revenues                                                              (4,778)           -           (33)        (4,811)
                                                                                ------------    --------    ----------    ----------
  Revenues before reimbursables from external customers                         $ 248,535       34,145        60,111    $   342,791
                                                                                ============    ========    ==========  ============
Segment total revenues                                                          $ 325,105       40,326        70,736    $   436,167
Intersegment revenues                                                              (6,969)           -           (33)        (7,002)
                                                                                ------------    --------    ----------  ------------
Revenues from external customers                                                $ 318,136       40,326        70,703    $   429,165
                                                                                ============    ========    ==========  ============
Depreciation and amortization                                                   $  31,692        4,795         6,499    $    42,986
                                                                                ============    ========    ==========  ============
Intersegment expenses                                                           $   6,591       (5,536)       (8,046)   $    (6,991)
                                                                                ============    ========    ==========  ============
Segment operating income                                                        $  66,780        3,204        14,747    $    84,731
                                                                                ============    ========    ==========  ============
Income before income taxes, minority interest and equity in income of
    equity investments                                                          $  70,001        2,389        15,318    $    87,708
                                                                                ============    ========    ==========  ============
Income taxes                                                                    $  23,443        1,926         5,779    $    31,148
                                                                                ============    ========    ==========  ============
Equity in income of equity investments                                          $       -        1,019             -    $     1,019
                                                                                ============    ========    ==========  ============
Net income                                                                      $  46,712        1,155         9,539    $    57,406
                                                                                ============    ========    ==========  ============

------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Revenues before reimbursables                                                   $ 241,118       30,480        63,313    $   334,911
Intersegment revenues                                                              (3,812)           -           (31)        (3,843)
                                                                                ------------    --------    ----------  ------------
  Revenues before reimbursables from external customers                         $ 237,306       30,480        63,282    $   331,068
                                                                                ============    ========    ==========  ============
Segment total revenues                                                          $ 306,835       35,128        74,552    $   416,515
Intersegment revenues                                                              (6,241)           -           (31)        (6,272)
                                                                                ------------    --------    ---------- -------------
Revenues from external customers                                                $ 300,594       35,128        74,521    $   410,243
                                                                                ============    ========    ==========  ============
Depreciation and amortization                                                   $  28,203        4,248         4,325    $    36,776
                                                                                ============    ========    ==========  ============
Intersegment expenses                                                           $  10,709       (9,383)       (7,605)   $    (6,279)
                                                                                ============    ========    ==========  ============
Segment operating income                                                        $  63,417         (835)       13,764    $    76,346
                                                                                ============    ========    ==========  ============
Income before income taxes, minority interest and equity in income of
    equity investments                                                          $  64,528       (1,630)       13,927    $    76,825
                                                                                ============    ========    ==========  ============
Income taxes                                                                    $  21,897         (572)        5,404    $    26,729
                                                                                ============    ========    ==========  ============
Equity in income of equity investments                                          $       -          590             -    $       590
                                                                                ============    ========    ==========  ============
Net income                                                                      $  42,430         (336)        8,549    $    50,643
                                                                                ============    ========    ==========  ============

------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Revenues before reimbursables                                                   $ 497,756       64,858       119,006    $   681,620
Intersegment revenues                                                              (9,212)           -           (65)        (9,277)
                                                                                ------------    --------    ----------  ------------
  Revenues before reimbursables from external customers                         $ 488,544       64,858       118,941    $   672,343
                                                                                ============    ========    ==========  ============
Segment total revenues                                                          $ 637,935       76,572       141,068    $   855,575
Intersegment revenues                                                           $ (14,055)           -           (65)   $   (14,120)
                                                                                ------------    --------    ----------  ------------
Revenues from external customers                                                $ 623,880       76,572       141,003    $   841,455
                                                                                ============    ========    ==========  ============

                                     - 13 -

                                                                                Domestic-   International-
                                                                                  based        based        Merchant
(in thousands)                                                                   support      support      processing
Operating Segments                                                               services     services      services    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                                   $  63,603        8,773        13,772    $    86,148
                                                                                ============   ========    ==========   ============
Intersegment expenses                                                           $  15,282      (13,111)      (16,265)   $   (14,094)
                                                                                ============   ========    ==========   ============
Segment operating income                                                        $ 127,745        4,083        24,760    $   156,588
                                                                                ============   ========    ==========   ============
Income before income taxes, minority interest and equity in income of
   equity investments                                                           $ 133,481        3,116        25,708    $   162,305
                                                                                ============   ========    ==========   ============
Income taxes                                                                    $  43,914        2,493         9,706    $    56,113
                                                                                ============   ========    ==========   ============
Equity in income of equity investments                                          $       -        1,871             -    $     1,871
                                                                                ============   ========    ==========   ============
Net income                                                                      $  89,531        2,266        16,002    $   107,799
                                                                                ============   ========    ==========   ============

------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Revenues before reimbursables                                                   $  471,131      61,328        84,111    $   616,570
Intersegment revenues                                                               (5,095)          -           (31)        (5,126)
                                                                                ------------   --------    ----------   ------------
  Revenues before reimbursables from external customers                         $  466,036      61,328        84,080    $   611,444
                                                                                ============   ========    ==========   ============
Segment total revenues                                                          $  597,852      71,743        98,887    $   768,482
Intersegment revenues                                                               (8,224)          -           (31)        (8,255)
                                                                                ------------   --------    ----------   ------------
Revenues from external customers                                                $  589,628      71,743        98,856    $   760,227
                                                                                ============   ========    ==========   ============
Depreciation and amortization                                                   $   55,143       8,016         5,803    $    68,962
                                                                                ============   ========    ==========   ============
Intersegment expenses                                                           $   19,234     (17,538)       (9,958)   $    (8,262)
                                                                                ============   ========    ==========   ============
Segment operating income                                                        $  123,909       2,006        16,737    $   142,652
                                                                                ============   ========    ==========   ============
Income before income taxes, minority interest and equity in income of
   equity investments                                                           $  126,125         862        16,960    $   143,947
                                                                                ============   ========    ==========   ============
Income taxes                                                                    $   42,628       1,067         7,714    $    51,409
                                                                                ============   ========    ==========   ============
Equity in income of equity investments                                          $        -       1,099         3,241    $     4,340
                                                                                ============   ========    ==========   ============
Net income                                                                      $   82,831       1,419        12,516    $    96,766
                                                                                ============   ========    ==========   ============

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

     The following geographic data presents revenues for the three and six months ended June 30, 2006 and 2005, respectively, based on the domicile of the Company's customers.

                                                                                Three months ended               Six months ended
                                                                                      June 30,                        June 30,
                                                                                ----------------------------------------------------
(in millions)                                                                   2006          2005             2006             2005
------------------------------------------------------------------------------------------------------------------------------------
United States                                                                   $ 360.3         350.0            710.2         639.8
Europe                                                                             36.2          31.5             68.9          64.7
Canada                                                                             24.0          22.4             46.1          43.5
Japan                                                                               4.5           3.9              8.4           7.6
Mexico                                                                              2.9           1.7              5.4           3.4
Other                                                                               1.3           0.7              2.5           1.2
------------------------------------------------------------------------------------------------------------------------------------
             Totals                                                             $ 429.2         410.2            841.5         760.2
                                                                                ====================================================

     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended June 30, 2006 and 2005, respectively, based on the domicile of the Company's customers.

                                                                                  Domestic-       International-
                                                                                    based              based              Merchant
                                                                                   support            support            processing
                                                                                   services           services            services
                                                                                ----------------------------------------------------
(in millions)                                                                   2006      2005     2006      2005      2006     2005
------------------------------------------------------------------------------------------------------------------------------------
United States                                                                   $ 289.9   275.8       -         -       70.4    74.2
Europe                                                                              0.3     0.3    35.9      31.2          -       -
Canada                                                                             23.9    22.3       -         -        0.1     0.1
Japan                                                                                 -       -     4.5       3.9          -       -
Mexico                                                                              2.9     1.7       -         -          -       -
Other                                                                               1.1     0.5       -         -        0.2     0.2
------------------------------------------------------------------------------------------------------------------------------------
   Totals                                                                       $ 318.1   300.6    40.4      35.1       70.7    74.5
                                                                                ====================================================


     Note:  The  2005  geographic   revenues  by  operating  segment  have  been
     reclassified to reflect the changes in operating segments.

     The following table reconciles geographic revenues to revenues by reporting segment for the six months ended June 30, 2006 and 2005, respectively, based on the domicile of the Company's customers.

                                                                                   Domestic-       International-
                                                                                    based              based              Merchant
                                                                                   support            support            processing
                                                                                   services           services            services
                                                                                ----------------------------------------------------
(in millions)                                                                   2006     2005      2006      2005      2006     2005
------------------------------------------------------------------------------------------------------------------------------------
United States                                                                   $ 569.8   541.3       -         -     140.4     98.5
Europe                                                                              0.7     0.6    68.2      64.1         -        -
Canada                                                                             45.8    43.3       -         -       0.3      0.2
Japan                                                                                 -       -     8.4       7.6         -        -
Mexico                                                                              5.4     3.4       -         -         -        -
Other                                                                               2.2     1.0       -         -       0.3      0.2
------------------------------------------------------------------------------------------------------------------------------------
   Totals                                                                       $ 623.9   589.6    76.6      71.7     141.0     98.9
                                                                                ====================================================

     Note:  The  2005  geographic   revenues  by  operating  segment  have  been
     reclassified to reflect the changes in operating segments.

     The  Company   maintains   property  and  equipment,   net  of  accumulated
depreciation and amortization, in the following geographic areas:

                                                                                        At June 30,             At December 31,
         (in millions)                                                                     2006                       2005
         ---------------------------------------------------------------------------------------------------------------------------
         United States                                                                  $   206.8                        211.2
         Europe                                                                              55.7                         55.3
         Japan                                                                                2.1                          1.4
         Canada                                                                               0.1                          0.1
         Other                                                                                0.2                            -
         ---------------------------------------------------------------------------------------------------------------------------
             Totals                                                                     $   264.9                        268.0
                                                                                ====================================================


Major Customers
     For the three months ended June 30, 2006, the Company had two major customers which accounted for approximately 33.8%, or $145.1 million, of total revenues. Bank of America, one of TSYS' major customers, accounted for approximately 23.7%, or $101.8 million of total revenues for the three months ended June 30, 2006. For the three months ended June 30, 2005, the Company had one major customer that accounted for approximately 23.8%, or $97.8 million, of total revenues.

     For the six months ended June 30, 2006, the Company had two major customers which accounted for approximately 34.0%, or $286.1 million, of total revenues. Bank of America, one of TSYS' major customers, accounted for approximately 23.5%, or $198.1 million of total revenues for the six months ended June 30, 2006. For the six months ended June 30, 2005, the Company had one major customer that accounted for approximately 22.4%, or $170.0 million, of total revenues.

     Revenues from major customers for the periods reported are attributable to the domestic-based support services and merchant processing services segments.

Note 5 - Share-Based Compensation
Accounting Policy
     In  December  2004,  the FASB  issued  Statement  of  Financial  Accounting
Standards  No.123  (revised)  (SFAS  No.123R),   "Share-Based  Payment."  SFAS
No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

     SFAS No.123R is effective for all awards granted on or after January 1, 2006, and to awards modified, repurchased or cancelled after that date. SFAS No. 123R requires the Company to recognize compensation costs for the nonvested portion of outstanding share-based compensation granted in the form of stock options based on the grant-date fair value of those awards calculated under Statement of Financial Accounting Standards No.123 (SFAS No. 123), "Accounting for Stock-Based Compensation," for pro forma disclosures. Share-based compensation expenses include the impact of expensing the fair value of stock options in 2006, as well as expenses associated with nonvested shares. In the future, the Company expects nonvested share awards to replace stock options as TSYS' primary method of share-based compensation. TSYS adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified-prospective-transition method.

     Prior to 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation, an Interpretation of APB Opinion No. 25," to account for its fixed-plan stock options. Under this method, compensation expense was recorded only if, on the date of grant, the market price of the underlying stock exceeded the exercise price. The Company elected to adopt only the disclosure requirements of SFAS No. 123.

     The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, to share-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.

                                                                                   Three months ended          Six months ended
                                                                                      June 30, 2005               June 30, 2005
(in thousands, except per share data)                                           -------------------------   ------------------------
Net Income                                                                      $          50,643                   96,766
Add: Stock-based employee compensation expense, net of related
  income tax effects                                                                          184                      365
Deduct: Stock-based employee compensation expense determined under the
  fair value based method for all awards, net of related income tax effects                (1,236)                  (2,623)
                                                                                -------------------------   ------------------------
Net income, as adjusted                                                         $          49,591                   94,508
                                                                                =========================   ========================
Earnings per share:
  Basic - as reported                                                           $            0.26                     0.49
                                                                                =========================   ========================
  Basic - as adjusted                                                           $            0.25                     0.48
                                                                                =========================   ========================
  Diluted - as reported                                                         $            0.26                     0.49
                                                                                =========================   ========================
  Diluted - as adjusted                                                         $            0.25                     0.48
                                                                                =========================   ========================


     Prior to the adoption of SFAS No. 123R, the Company elected to recognize compensation cost assuming all options would vest and reverse any recognized compensation costs for forfeited awards when the awards were actually forfeited. SFAS No. 123R eliminates this option and requires companies to estimate forfeitures when recognizing compensation cost. The estimate of forfeitures will be adjusted by a company as actual forfeitures differ from its estimates, resulting in compensation cost only for those awards that actually vest. The effect of the change in estimated forfeitures is recognized as compensation costs in the period of the change in estimate. In estimating its forfeiture rate, the Company stratified its data based upon historical experience to determine separate forfeiture rates for the different award grants. The Company currently estimates a forfeiture rate for existing Synovus stock option grants to TSYS  non-executive  employees,  and a forfeiture  rate for all other TSYS and Synovus share-based awards. Currently, TSYS estimates a forfeiture rate in the range of 0% to 7.5%.

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

     The expiration date of options granted under the TSYS 2002 Plan is determined at the time of grant and may not exceed ten years from the date of the grant. At June 30, 2006, there were options outstanding under the TSYS 2002 Plan to purchase 342,721 shares of the Company's common stock, of which 320,221 were exercisable. The Company has issued its common stock to directors and to certain employees under nonvested stock awards. There were 8.5 million shares available for grant at June 30, 2006 under the TSYS 2002 plan.

2000 Long-Term Incentive Plan: TSYS maintains the 2000 Long-Term Incentive Plan (LTI Plan) to attract, retain, motivate and reward employees who make a significant contribution to the Company's long-term success and to enable such employees to acquire and maintain an equity interest in the Company. The LTI Plan is administered by the Compensation Committee of the Company's Board of Directors and enables the Company to grant stock options, stock appreciation rights, restricted stock and performance awards; 3.2 million shares of common stock were reserved for distribution under the LTI Plan. Options granted under the LTI Plan may be incentive stock options or nonqualified stock options as determined by the Committee at the time of grant.

     Incentive stock options are granted at a price not less than 100% of the fair market value of the stock on the grant date, and nonqualified options are granted at a price to be determined by the Committee. Option vesting terms are established by the Committee at the time of grant and presently range from one to five years. The expiration date of options granted under the LTI Plan is determined at the time of grant and may not exceed ten years from the date of the grant. At June 30, 2006, there were options outstanding under the LTI Plan to purchase 989,700 shares of the Company's common stock, all of which were exercisable.

     There  were no shares  available  for grant at June 30,  2006 under the LTI
Plan.

Other Share-Based Issuances: TSYS has granted options to purchase 37,500 shares of the Company's common stock to attract a key individual to the Company. At June 30, 2006, options to purchase 37,500 shares were outstanding and exercisable.

Share-Based Compensation
     TSYS' share-based compensation costs are included as expenses and classified as salaries and other personnel expenses. For the three months ended June 30, 2006, share-based compensation was $2.2 million, compared to $0.3 million for the same period in 2005. Included in the $2.2 million amount for 2006 is approximately $1.7 million related to expensing the fair value of stock options. For the six months ended June 30, 2006, share-based compensation was $4.4 million, compared to $0.6 million for the same period in 2005. Included in the $4.4 million amount for 2006 is approximately $3.5 million related to expensing the fair value of stock options.

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

     The Company did not grant any shares under nonvested stock bonus awards during the three months ended June 30, 2006 or 2005.

     A summary of the status of TSYS' nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

         (in thousands)                                                                               Weighted Average
         Nonvested shares:                                                      Shares             Grant-Date Fair Value
         ---------------------------------------------------------------------------------------------------------------------------
         Outstanding at beginning of year                                       101                       $ 23.11
         Granted                                                                151                         19.64
         Vested                                                                 (12)                        23.00
         Forfeited/Canceled                                                       -                             -
                                                                                ----------------------------------------------------
         Outstanding at end of period                                           240                       $ 20.93
                                                                                ====================================================

     As of June 30, 2006, there was approximately $4.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.

     During 2005,  TSYS  authorized a total grant of 126,087 shares of nonvested stock to two key executives with a performance-vesting schedule (performance-vesting shares). These performance-vesting shares have seven one-year performance periods (2005-2011) during which the Compensation Committee establishes an earnings per share goal. Each year's award is 20% of the total authorized shares. Compensation expense for each year's award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.

     A summary of the status of TSYS' performance-based nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

         (in thousands)
         Performance-based                                                                               Weighted Average
         Nonvested shares:                                                      Shares                Grant-Date Fair Value
         ---------------------------------------------------------------------------------------------------------------------------
         Outstanding at beginning of year                                        25                       $ 24.93
         Granted                                                                 25                         20.00
         Vested                                                                 (25)                        24.93
         Forfeited/Canceled                                                       -                             -
                                                                                ----------------------------------------------------
         Outstanding at end of period                                            25                       $ 20.00
                                                                                ====================================================

     As of June 30, 2006, there was approximately $0.3 million of total unrecognized compensation cost related to nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2006.

Stock Option Awards
     The Company did not grant any TSYS stock options during the six months ended June 30, 2006 and 2005, respectively. A summary of the TSYS stock option activity as of June 30, 2006 and changes during the six months ended on June 30, 2006 is presented below:

                                                                                                              Weighted
                                                                                                              Average
                                                                                                             Remaining
                                                                                             Weighted       Contractual    Aggregate
(in thousands)                                                                           Average Exercise       Life       Intrinsic
Options:                                                                        Options        Price         (in years)      Value
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                1,382            $ 15.19
Granted                                                                             -                  -
Exercised                                                                           -                  -
Forfeited/Canceled                                                                (12)             20.10
-------------------------------------------------------------------------------------------------------------
Outstanding at end of period                                                    1,370            $ 15.15          2.5        $13,453
--------------------------------------------------------------------------------====================================================
Options exercisable at period-end                                               1,347            $ 14.94          2.4        $13,022
--------------------------------------------------------------------------------====================================================
Weighted average fair value of options granted during the period                                 $     -
--------------------------------------------------------------------------------            =================


     There were no TSYS stock options that were exercised during the six months ended June 30, 2006 and 2005, respectively. As a result, the Company did not realize any tax benefits from stock option exercises. For awards granted before January 1, 2006 that were not fully vested on January 1, 2006, the Company will record the tax benefits from the exercise of stock options as increases to the "Additional paid-in capital" line item of the Consolidated Balance Sheets. The Company will record these tax benefits from share-based compensation costs as cash inflows in the financing section in the Statement of Cash Flows. The Company has elected to use the short-cut method to calculate its historical pool of windfall tax benefits, and as a result, will not record any benefits received from previous stock option exercises in the operating section in the Statement of Cash Flows.

     As of June 30, 2006, there was approximately $102,000 of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a weighted average period of 0.7 year.

Long-Term Incentive Plans - Synovus
     During the first six months of 2006, Synovus granted stock options to key TSYS executive officers. The fair value of the option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%; expected volatility of 25.1%; expected life of 6.0 years; and dividend yield of 2.80%. The expected life of 6.0 years was determined using the "simplified" method, as prescribed by SEC's Staff Accounting Bulletin No. 107.

     A summary of the option activity related to option grants of Synovus common stock to TSYS employees as of June 30, 2006 and changes during the six months ended on June 30, 2006 is presented below:

                                                                                                              Weighted
                                                                                                              Average
                                                                                                             Remaining
                                                                                             Weighted       Contractual    Aggregate
(in thousands)                                                                           Average Exercise       Life       Intrinsic
Options:                                                                        Options        Price         (in years)      Value
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                6,451            $ 25.79
Granted                                                                           305              27.67
Exercised                                                                        (343)             20.64
Net Synovus/TSYS employee transfers between entities                               (3)             22.13
Forfeited/Canceled                                                                (51)             24.21
------------------------------------------------------------------------------------------------------------
Outstanding at end of period                                                    6,359            $ 26.17         5.3         $55,396
--------------------------------------------------------------------------------====================================================
Options exercisable at period-end                                               2,687            $ 23.40         4.0         $22,409
--------------------------------------------------------------------------------====================================================
Weighted  average fair value of options  granted  during the period                              $  6.57
--------------------------------------------------------------------------------                ============


     The total intrinsic value of Synovus options exercised during the six months ended June 30, 2006 was $1.9 million. As of June 30, 2006, there was $11.9 million of total unrecognized compensation expense cost related to Synovus stock options that is expected to be recognized over a weighted average period of 1.8 years.

     During the first six months of 2005, Synovus granted 203,440 stock options to key TSYS executive officers. The fair value of the option grant was $7.56 and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.43%; expected volatility of 25.6%; expected life of 8.8 years; and dividend yield of 2.60%.

     The total intrinsic value of Synovus options exercised during the six months ended June 30, 2005 was $1.6 million.

Earnings Per Share
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 387,339 common shares for the three and six months ended June 30, 2006, respectively, and excludes 22,500 common shares for the three and six months ended June 30, 2005, respectively because their inclusion would have been anti-dilutive.

Note 6 - Long-Term Debt
     On June 30, 2003, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line was an automatic draw down facility. The interest rate for the line of credit was the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there was a charge of 15 basis points on any funds unused. The line of credit was unsecured and included covenants requiring the Company to maintain certain minimum financial ratios. The line of credit expired on June 30, 2006.

Note 7 - Supplementary Cash Flow Information

Contract Acquisition Costs
     Cash used for contract acquisition costs for the six months ended June 30, 2006 and 2005, respectively, are summarized as follows:

          (in thousands)                                                                June 30, 2006             June 30, 2005
          --------------------------------------------------------------------------------------------------------------------------
           Conversion costs                                                       $         19,176                     10,981
           Payments for processing rights                                                    3,163                          -
          --------------------------------------------------------------------------------------------------------------------------
              Total                                                               $         22,339                     10,981
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

Note 9 - Guarantees and Indemnifications
     The Company has entered into processing and licensing agreements with clients that include intellectual property indemnification clauses. The Company generally agrees to indemnify its clients, subject to certain exceptions, against legal claims that TSYS' services or systems infringes on certain third party patents, copyrights or other proprietary rights. In the event of such a claim, the Company is generally obligated to hold the client harmless and pay for related losses, liabilities, costs and expenses, including, without limitation, court costs and reasonable attorney's fees. The Company has not made any indemnification payments in relation to these indemnification clauses.

     The Company has not recorded a liability for guarantees or indemnities in the accompanying consolidated balance sheet since the maximum amount of potential future payments under such guarantees and indemnities is not determinable.

Note 10 - Business Combinations
China UnionPay Data Co., Ltd.
     Effective November 1, 2005, TSYS purchased an initial 34% equity interest in China UnionPay Data Co., Ltd., the payments-processing subsidiary of China UnionPay Co., Ltd. (CUP). TSYS plans to increase its ownership interest to 45% upon receipt of regulatory approval. CUP is sanctioned by the People's Bank of China, China's central bank, to perform payments-processing. CUP Data currently provides transaction processing, disaster recovery and other services for banks and bankcard issuers in China.

     The Company is using the equity method of accounting to account for its investment in CUP Data. The difference between the cost of the investment and the amount of underlying equity in net assets of CUP Data is recognized as goodwill. The preliminary purchase price allocation related to the acquisition is presented below:

          (in thousands)
          -----------------------------------------------------------------------------------
           Total assets acquired                                                $    7,948
           Goodwill                                                                 29,026
          -----------------------------------------------------------------------------------
              Net assets acquired                                               $   36,974
                                                                                =============

     The goodwill associated with CUP Data is not reported as goodwill in the Company's balance sheet, but is reported as a component of the equity investment.

TSYS Acquiring Solutions, L.L.C.
     Vital Processing Services, L.L.C. (Vital), a limited liability company, was established in May 1996 as a 50/50 merchant processing joint venture between TSYS and Visa U.S.A. (Visa). TSYS Acquiring provides integrated end-to-end electronic transaction processing services primarily to large financial institutions and other merchant acquirers. TSYS Acquiring processes all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments.

     On March 1, 2005, TSYS acquired the remaining 50% of Vital from Visa for $95.8 million in cash, including direct acquisition costs of $794,000. In April 2006, TSYS renamed Vital as TSYS Acquiring. TSYS Acquiring is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring's balance sheet and results of operations in TSYS' consolidated financial statements. In accordance with authoritative accounting guidelines, TSYS recorded the acquisition of the incremental 50% interest as a business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company finalized the purchase price allocation during the first quarter of 2006 and has allocated $30.2 million to goodwill, $30.5 million to other identifiable intangible assets and the remaining amount to the assets and liabilities acquired. Of the $30.5 million other identifiable intangible assets, the Company has allocated $18.5 million to computer software and the remaining amount to other intangible assets. The acquisition of TSYS Acquiring allows TSYS to be a provider of value-based services at both ends of the payment chain and allows TSYS to expand the services offered to the Company's largest customers. Revenues associated with TSYS Acquiring are included in merchant services and are classified in merchant processing services for segment reporting purposes.

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

                     (in thousands)
                     --------------------------------------------------------------------------
                     Cash and cash equivalents                                         $19,399
                     Intangible assets                                                  30,500
                     Goodwill                                                           30,211
                     Other assets                                                       47,563
                                                                                ---------------
                         Total assets acquired                                         127,673
                                                                                ---------------
                     Other liabilities                                                  31,830
                                                                                ---------------
                         Total liabilities assumed                                      31,830
                                                                                ---------------
                     Minority interest                                                      49
                                                                                ---------------
                         Net assets acquired                                           $95,794
                                                                                ===============

Pro forma
     Presented below are the pro forma consolidated results of operations for the six months ended June 30, 2005, as though the acquisition of TSYS Acquiring had occurred on January 1, 2005. This pro forma information is based on the historical financial statements of TSYS Acquiring. Pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of TSYS and TSYS Acquiring, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

                                                                                    Six months ended
(in thousands, except per share data)                                                June 30, 2005
------------------------------------------------------------------------------------------------------
Revenues                                                                        $         803,817
Net income                                                                                 98,770
Basic earnings per share                                                                     0.50
Diluted earnings per share                                                                   0.50


Note 11 - Subsequent Events
TSYS Card Tech
     On July 11, 2006, TSYS acquired Card Tech, Ltd., a privately owned London based payments firm, and related companies, adding issuing and acquiring capabilities and extending its geographic reach to Asia Pacific, Europe, the Middle East and Africa. TSYS paid an aggregate consideration of approximately $58 million.

     Card Tech, Ltd. was established in 1989 and keeps service centers in London; Dubai, United Arab Emirates; Nicosia, Cyprus; and Kuala Lumpur, Malaysia. TSYS operates facilities in North America, Europe and the Asia-Pacific for a combined total of 12 countries worldwide.

     Card Tech has implemented its payments software for six of the 25 largest global banks and three of the largest global card issuers. Worldwide, the company has approximately 190 clients from 70 countries - primarily banks. Its applications are certified by all of the major global payment networks.

TSYS formed and/or acquired five companies in connection with the Card Tech, Ltd. acquisition, which the Company collectively refers to as TSYS Card Tech.

     TSYS Card Tech's software applications are utilized globally. TSYS Card Tech offers a server-based system with an established global footprint for comprehensive issuing and acquiring services. TSYS Card Tech offers products and services for installment loans, credit, debit, merchant acquiring and prepaid payment platforms in addition to fraud, risk management, authorizations, chargebacks, e-commerce and m-commerce solutions designed for the bankcard market. TSYS Card Tech's applications are browser-based, multilingual, multicurrency and multi-country (including double-byte-enabled).

     Revenues associated with TSYS Card Tech will be included in electronic payment processing services and will be included in international-based support services for segment reporting purposes.

Share Repurchase
     On July 24, 2006, TSYS purchased 820,800 shares of TSYS stock in a privately negotiated transaction pursuant to its previously announced stock repurchase plan for an aggregate purchase price of approximately $16.4 million and an average per share price of $20. The Company has approximately 1.2 million shares remaining that could be repurchased under the share repurchase plan.

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

     The Company provides services to its clients including processing consumer, retail, commercial, government services, stored value and debit cards. Below is a general description of each type of account:

----------------------------- --------------------------------------------------
Account type                  Description
----------------------------- --------------------------------------------------
Consumer                      Visa and MasterCard credit cards;
                                American Express cards
----------------------------- --------------------------------------------------
Retail                        Private label
----------------------------- --------------------------------------------------
Commercial                    Purchasing cards, corporate cards and fleet cards
                                for employees
----------------------------- --------------------------------------------------
Government services           Student loan processing accounts
----------------------------- --------------------------------------------------
Stored value                  Prepaid cards, including loyalty incentive cards,
                                flexible spending cards and gift cards
----------------------------- --------------------------------------------------
Debit                         On-line (PIN-based) and off-line (signature-based)
                                accounts
----------------------------- --------------------------------------------------

     The table on page 35 summarizes TSYS' accounts on file (AOF) information as of June 30, 2006 and 2005, respectively.

     A summary of the financial highlights occurring during 2006, as compared to 2005, is provided below:

                                                                                Three months ended                Six months ended
                                                                                     June 30,                          June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Percent                     Percent
(in millions, except per share data)                                            2006     2005     Change     2006    2005     Change
------------------------------------------------------------------------------------------------------------------------------------
 Revenues Before Reimbursables                                                  $ 342.8   331.1    3.5 %    $ 672.3    611.4   10.0%
 Total Revenues                                                                   429.2   410.2    4.6        841.5    760.2   10.7
 Operating Income                                                                  84.7    76.3   11.0        156.6    142.7    9.8
 Net Income                                                                        57.4    50.6   13.4        107.8     96.8   11.4
 Basic EPS                                                                         0.29    0.26   13.3         0.55     0.49   11.4
 Diluted EPS                                                                       0.29    0.26   13.3         0.55     0.49   11.4


     Significant highlights for 2006 include:

Corporate
     o Announced that its Board of Directors approved a share repurchase plan to purchase up to 2 million shares of the Company's stock.
     o Announced that its Board of Directors approved a quarterly cash dividend of $0.07 per share, an increase of 16.7 percent from the previous dividend rate of $0.06 per share.
Domestic
     o Reached a long-term agreement with Wachovia Corporation to provide core-processing and other related services in support of their re-entry into the consumer credit-card line of business.
     o Entered the healthcare payments market by signing a long-term agreement with Exante Bank, a wholly owned subsidiary of UnitedHealth Group, Inc., to provide a broad range of payment processing and related services.
     o Renewed its multi-year agreement to provide CompuCredit Corp. of Atlanta, Ga., one of the nation's largest credit card providers, processing and related services for its portfolio of nearly 7 million cardholder accounts.

International
     o Continued expansion of TSYS' global footprint with the acquisition of London-based Card Tech, Ltd., now known as TSYS Card Tech, for an aggregate consideration of approximately $58 million. The acquisition enables TSYS to offer more technology choices with the right combination of scale and functionality that are attractive to small, medium and large banks in global emerging markets. The acquisition of TSYS Card Tech expands the number of countries in which TSYS has clients to 76.

     o Continued assisting China UnionPay Data Co., Ltd. (CUP Data) in expanding its client list and strategically positioning for long-term growth in the Chinese credit card market.
Merchant
     o Reached agreements through TSYS Acquiring Solutions with Delta Payment Solutions and New England Bankcard Association to provide merchant processing services.
     o Renewed a long term relationship through TSYS Acquiring Solutions with Heartland Payment Systems, one of the nation's largest providers of merchant acquiring services.

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

     The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts.

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

Line of Credit
     TSYS had a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line was an automatic draw down facility. Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on TSYS' line of credit.

Off-Balance  Sheet  Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.

Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30, 2006 and 2005, respectively:

                                                                                   Percentage of              Percentage Change
                                                                                   Total Revenues              in Dollar Amounts
                                                                                ----------------------------------------------------
                                                                                  2006           2005            2006 vs. 2005
                                                                                ---------      ----------   ------------------------
     Revenues:
       Electronic payment processing services                                    54.2  %         52.9  %             7.0  %
       Merchant services                                                         15.3            16.8               (4.2)
       Other services                                                            10.4            11.0               (1.4)
                                                                                ---------      ----------
          Revenues before reimbursable items                                     79.9            80.7                3.5
       Reimbursable items                                                        20.1            19.3                9.1
                                                                                ---------      ----------
          Total revenues                                                        100.0           100.0                4.6
                                                                                ---------      ----------
     Expenses:
       Salaries and other personnel expense                                      28.1            28.2                3.8
       Net occupancy and equipment expense                                       17.6            17.0                8.8
       Other operating expenses                                                  14.5            16.9              (10.5)
                                                                                ---------      ----------
           Expenses before reimbursable items                                    60.2            62.1                1.3
       Reimbursable items                                                        20.1            19.3                9.1
                                                                                ---------      ----------


                                                                                   Percentage of                Percentage Change
                                                                                   Total Revenues               in Dollar Amounts
                                                                                ----------------------------------------------------
                                                                                  2006            2005           2006 vs. 2005
                                                                                ----------     ----------   ------------------------
           Total expenses                                                        80.3            81.4                3.2
                                                                                ----------     ----------
           Operating income                                                      19.7            18.6               11.0
     Nonoperating income                                                          0.8             0.1                 nm
                                                                                ----------     ----------
           Income  before  income  taxes,   minority interest and equity in
            income of equity investments                                         20.5            18.7               14.2
     Income taxes                                                                 7.3             6.5               16.5
     Minority interests in consolidated subsidiaries' net income                  0.0             0.0                 nm
     Equity in income of equity investments                                       0.2             0.1               72.9
                                                                                ----------     ----------
          Net income                                                             13.4  %         12.3  %            13.4  %
                                                                                ==========     ==========

         nm=not meaningful


     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30, 2006 and 2005, respectively:

                                                                                       Percentage of              Percentage Change
                                                                                      Total Revenues              in Dollar Amounts
                                                                                ----------------------------------------------------
                                                                                 2006              2005           2006 vs. 2005
                                                                                -----------    -----------   -----------------------
Revenues:
  Electronic payment processing services                                         53.9  %         55.5  %            7.5  %
  Merchant services                                                              15.4            12.6              35.5
  Other services                                                                 10.6            12.3              (4.9)
                                                                                -----------    -----------
     Revenues before reimbursable items                                          79.9            80.4              10.0
  Reimbursable items                                                             20.1            19.6              13.7
                                                                                -----------    -----------
     Total revenues                                                             100.0           100.0              10.7
                                                                                -----------    -----------
Expenses:
  Salaries and other personnel expense                                           28.7            28.0              13.5
  Net occupancy and equipment expense                                            18.0            17.8              11.4
  Other operating expenses                                                       14.6            15.8               2.3
                                                                                -----------    -----------
      Expenses before reimbursable items                                         61.3            61.6              10.0
  Reimbursable items                                                             20.1            19.6              13.7
                                                                                -----------    -----------
      Total expenses                                                             81.4            81.2              10.9
                                                                                -----------    -----------
      Operating income                                                           18.6            18.8               9.8
Nonoperating income                                                               0.7             0.1                nm
                                                                                -----------   -----------
      Income  before  income  taxes,   minority interest  and equity in
       income of equity investments                                              19.3            18.9              12.8
Income taxes                                                                      6.7             6.8               9.1


                                                                                     Percentage of              Percentage Change
                                                                                     Total Revenues              in Dollar Amounts
                                                                                ----------------------------------------------------
                                                                                 2006              2005           2006 vs. 2005
                                                                                ----------     -----------   -----------------------
Minority interests in consolidated subsidiaries' net income                      0.0              0.0                  nm
Equity in income of equity investments                                           0.2              0.6               (56.9)
                                                                                ---------      -----------
     Net income                                                                 12.8  %          12.7  %             11.4  %
                                                                                =========      ===========
nm=not meaningful


Revenues
     Total revenues increased $18.9 million and $81.2 million, or 4.6% and 10.7%, respectively, during the three and six months ended June 30, 2006, compared to the same periods in 2005. The increase in revenues for the three and six months ended June 30, 2006 includes a decrease of $1.0 million and $4.0 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $11.7 million and $60.9 million, or 3.5% and 10.0%, respectively, during the three and six months ended June 30, 2006, compared to the same periods in 2005.

International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. Total revenues from clients domiciled outside the United States for the three and six months ended June 30, 2006 and 2005, respectively, are summarized below:

                                                                                   Three months ended          Six months ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
(in millions)                                                                   2006    2005    % Change     2006    2005   % Change
------------------------------------------------------------------------------------------------------------------------------------
Europe                                                                          $ 36.2   31.5     14.5 %    $ 68.9   64.7      6.5 %
Canada                                                                            24.0   22.4      7.0        46.1   43.5      6.1
Japan                                                                              4.5    3.9     14.9         8.4    7.6      9.6
Mexico                                                                             2.9    1.7     70.9         5.4    3.4     59.6
Other                                                                              1.3    0.7     94.2         2.5    1.2    116.7
-----------------------------------------------------------------------------------------------             ---------------
    Totals                                                                      $ 68.9   60.2     14.2 %    $131.3  120.4      9.1 %
                                                                                ===============             ===============


     Note: TSYS' international revenues are generated by TSYS and its consolidated entities. The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting, and therefore, TSYS does not include the revenues of its equity investments in consolidated revenues.

     Total revenues from clients based in Europe were $36.2 million and $68.9 million for the three and six months ended June 30, 2006, a 14.5% and 6.5% increase compared to $31.5 million and $64.7 million for the same periods last year. The increase in revenues in 2006 from clients based in Europe was a result of internal growth of existing clients and the increased use of value added products and services, netted against the effects of currency translation, which was approximately $3.3 million for the six months ended June 30, 2006.

     Total revenues from clients based in Mexico were $2.9 million and $5.4 million for the three and six months ended June 30, 2006, a 70.9% and 59.6% increase compared to the $1.7 million and $3.4 million for the same periods last year. The growth in revenues in 2006 from clients based in Mexico was a result of the conversion of new accounts and the growth of existing clients.

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

     For the three months ended June 30, 2006 and 2005, value added products and services represented 13.0% and 12.1%, respectively, of total revenues. For the six months ended June 30, 2006 and 2005, value added products and services represented 12.8% and 12.6%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 11.7%, or $5.8 million, and 12.6%, or $12.0 million, for the three and six months ended June 30, 2006 compared to the same periods last year.

Major Customers
     A significant amount of the Company's revenues is derived from long-term contracts with large clients, including its major customers, one of which is Bank of America. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. With the acquisition of TSYS Acquiring on March 1, 2005, the Company's revenues include revenues derived from providing merchant processing services to one of these clients, Bank of America. Refer to Notes 4 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the major customers and the acquisition of TSYS Acquiring, respectively.

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

     TSYS' processing agreement with Bank of America provides that Bank of America may terminate its agreement with TSYS for consumer credit card services upon the payment of a termination fee, the amount of which is dependent upon several factors. Based upon the expected October 2006 deconversion date, this fee is estimated to be approximately $69 million. As a result of the expected deconversion in October 2006, TSYS is accelerating the amortization of approximately $6 million in contract acquisition costs. The loss of Bank of America, or any significant client, could have a material adverse effect on the Company's financial position, results of operations and cash flows. TSYS' management believes that the loss of revenues from the Bank of America consumer card portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company's financial position, results of operations or cash flows for the year ending December 31, 2006. However, the Company's management believes that the termination fee associated with the Bank of America deconversion, offset by the loss of processing revenues subsequent to the deconversion and the acceleration of amortization of contract acquisition costs, will have a positive effect on the Company's financial position, results of operations and cash flows for the year ending December 31, 2006.

     For the three and six months ended June 30, 2006, Bank of America accounted for approximately 23.7%, or $101.8 million, and 23.5%, or $198.1 million, respectively, of total revenues. This amount consists of processing revenues for consumer, commercial and merchant services, as well as reimbursable items. Of the $101.8 million for the three months ended June 30, 2006, approximately $36.6 million, or 35.9%, was derived from Bank of America for reimbursable items. Of the $198.1 million for the six months ended June 30, 2006, approximately $72.1 million, or 36.4%, was derived from Bank of America for reimbursable items. Bank of America accounted for approximately $65.2 million, or 19.0%, and $126.0 million, or 18.7%, of revenues before reimbursable items for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, Bank of America accounted for 23.8%, or $97.8 million, and 22.4%, or $170.0 million, respectively, of total revenues. The majority of the increase in revenues derived from Bank of America for 2006, as compared to 2005, is the result of including TSYS Acquiring's revenues for merchant services from Bank of America.

     For the three and six months ended June 30, 2006, the Company had another major client that accounted for approximately 10.1%, or $43.3 million, and 10.5%, or $88.0 million, respectively, of total revenues. For the three and six months ended June 30, 2005, this client accounted for approximately 7.3%, or $29.8 million, and 8.5%, or $64.5 million, respectively, of total revenues. The loss of this client, or any significant client, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Revenues from major customers for the periods reported are attributable to the domestic-based support services segment and merchant processing services.

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $15.3 million, or 7.0%, and $31.6 million, or 7.5%, for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

Accounts on File (AOF) Data (in millions):

                                                                                 2006             2005            % Change
                                                                                ---------     ------------    -----------------
     At June 30,                                                                 366.5            388.6               (5.7)
     QTD Average                                                                 415.8            380.7                9.2
     YTD Average                                                                 427.5            371.8               15.0



AOF by Portfolio Type (in millions):

                                                                                  2006                  2005
                                                                                --------------    ---------------
     At June 30,                                                                AOF         %     AOF          %          % Change
     -----------------------------------------------------------------------------------------    ---------------     --------------
     Consumer                                                                   241.2    65.8     230.0     59.2              4.9
     Retail                                                                      36.8    10.1      83.0     21.3            (55.6)
     Commercial                                                                  31.4     8.6      28.8      7.4              9.0
     Stored value                                                                29.3     8.0      22.4      5.8             30.6
     Government services                                                         19.6     5.3      17.1      4.4             14.4
     Debit                                                                        8.2     2.2       7.3      1.9             12.7
     -----------------------------------------------------------------------------------------    ---------------
         Total                                                                  366.5   100.0     388.6    100.0             (5.7)
                                                                                ==============    ===============

     Note: Certain  accounts   previously   classified   as  Retail   have  been
     reclassified as Stored Value to conform with the presentation adopted in the second quarter of 2006.

AOF by Geographic Area (in millions):

                                                                                    2006               2005
                                                                                --------------    -----------------
      At June 30,                                                               AOF       %       AOF         %          % Change
      ----------------------------------------------------------------------------------------    -----------------    -------------
      Domestic                                                                  308.5     84.2    335.5       86.3           (8.0)
      International                                                              58.0     15.8     53.1       13.7            9.2
      ----------------------------------------------------------------------------------------    -----------------
          Total                                                                 366.5    100.0    388.6      100.0           (5.7)
                                                                                ==============    =================


     Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company's processing clients.

Activity in AOF (in millions):

                                                                                      June 2005 to                 June 2004 to
                                                                                        June 2006                     June 2005
                                                                                -----------------------     ------------------------
     Beginning balance                                                                    388.6                        287.0
       Internal growth of existing clients                                                 36.5                         38.4
       New clients                                                                         40.0                         69.3
       Purges/Sales                                                                       (12.3)                        (5.0)
       Deconversions                                                                      (86.3)                        (1.1)
                                                                                -----------------------     ------------------------
     Ending balance                                                                       366.5                        388.6
                                                                                =======================     ========================

     On March 31, 2004, Bank of America acquired FleetBoston. In connection with the extended agreement with Bank of America, TSYS converted the FleetBoston card portfolio to TSYS' processing system in March 2005. See further discussion under Major Customers.

     On October 13, 2004, TSYS finalized a definitive agreement with JPMorgan Chase & Co. (Chase) to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term. TSYS expects that Chase will discontinue its processing agreement according to the original schedule and will license TSYS' processing software in 2007.

     In August 2005, TSYS finalized a five year definitive agreement with Capital One Financial Corporation (Capital One) to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS plans to complete the conversion of Capital One's portfolio from its in house processing system to TS2 in phases, beginning in July 2006 and ending in early 2007. TSYS expects to maintain the card processing functions of Capital One for at least five years. After a minimum of three years of processing with TSYS, the agreement provides Capital One the opportunity to license TS2 under a long-term payment structure.

     Current 2006 earnings estimates assume that TSYS will recognize revenues and costs associated with converting, processing and servicing the Capital One portfolio beginning in the fourth quarter of 2006.

     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. For the three months ended June 30, 2006, TSYS' revenues from the agreement with Sears represented less than 10% of TSYS' consolidated revenues. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup would move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that occurred in June 2006. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank's Banamex USA consumer accounts, according to the terms of the existing agreements for those portfolios. TSYS' management believes that the loss of revenues from the Sears portfolio for the months of 2006 subsequent to the deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company's financial position, results of operations or cash flows for the year ending December 31, 2006.

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

     On March 1, 2005, TSYS acquired the remaining 50% of TSYS Acquiring, formerly operating as Vital Processing Services, L.L.C., from Visa for $95.8 million in cash, including direct acquisition costs of $794,000. TSYS Acquiring is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring's balance sheet and results of operations. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring.

     Revenues from merchant services consist of revenues mainly generated by TSYS' wholly owned subsidiary TSYS Acquiring and majority owned subsidiary GP Net. Merchant services revenue for the three and six months ended June 30, 2006 was $65.8 million and $129.8 million, respectively, compared to $68.7 million and $95.8 million for the same periods last year. The increase for the six months is completely attributable to the consolidation of TSYS Acquiring's results effective March 1, 2005. Prior to the acquisition of TSYS Acquiring, TSYS' revenues included fees TSYS charged to TSYS Acquiring for back-end processing support.

     Revenues from merchant services are down for the three months of June 30, 2006, as compared to the same period in 2005, as the result of closing a sales office for point of sale systems and services during the first quarter of 2006. TSYS Acquiring is also experiencing a reduction of revenues in certain products and services.

     TSYS Acquiring's results are driven by the transactions processed at the point-of-sale and the number of outgoing transactions. TSYS Acquiring's primary point-of-sale service deals with authorizations and data capture transactions primarily through dial-up or the Internet.

     Effective January 1, 2006, Golden Retriever Systems L.L.C. became a wholly owned subsidiary of Enhancement Services Corporation. Also effective January 1, 2006, Merlin Solutions, L.L.C. became a wholly owned subsidiary of TSYS. Both entities were previously wholly owned subsidiaries of TSYS Acquiring and were reported under the merchant processing services segment. Effective January 1, 2006, the financial results of the two entities are included in the domestic-based support services segment. The segment results for previous periods have been reclassified to reflect the change.

Other Services
     Revenues from other services consist primarily of revenues generated by TSYS' wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS' business process management services. Revenues from other services decreased $654,000, or 1.4%, for the three months ended June 30, 2006, compared to the same period in 2005. Revenues from other services decreased $4.6 million, or 4.9%, for the six months ended June 30, 2006, compared to the same period in 2005. Other services revenue for the second quarter decreased as a result of lower volume for attorney services and bankruptcy, which was offset by greater growth in redemption services from ESC Loyalty. Other services revenue decreased for the six months primarily due to the loss of call center revenue.

Reimbursable Items
     As a result of the FASB's Emerging Issues Task Force No. 01-14 (EITF No. 01-14), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $7.2 million, or 9.1%, for the three months ended June 30, 2006, as compared to the same period last year. Reimbursable items increased $20.3 million, or 13.7%, for the six months ended June 30, 2006, as compared to the same period last year. Of the $20.3 million increase for the six months ended June 30, 2006, $7.3 million is attributable to TSYS Acquiring.

     The Company's reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Effective January 8, 2006, the United States Postal Service increased the rate of first class mail. The increase in reimbursable items due to the increase in postal rates is expected to be offset by the decrease in reimbursable items associated with the deconversion of the Citibank Sears portfolio in June 2006 and Bank of America's consumer card portfolio in October 2006.

     The majority of reimbursable items relates to the Company's domestic-based clients and is primarily costs associated with postage.

     A summary of reimbursable item revenues for the three and six months ended June 30, 2006, as compared to 2005, is provided below:

                                                                                   Three months ended           Six months ended
                                                                                        June 30,                    June 30,
                                                                                ----------------------------------------------------
                                                                                                 Percent                     Percent
    (in thousands)                                                               2006    2005     Change      2006    2005    Change
    --------------------------------------------------------------------------------------------------------------------------------
    Postage                                                                     $43,618   41,581    4.9 %  $ 85,601    82,637   3.6%
    Card association access fees                                                 18,209   18,440   (1.3)     37,893    28,295  33.9
    Other                                                                        24,547   19,154   28.2      45,618    37,851  20.5
                                                                                ----------------           ------------------
        Total                                                                   $86,374   79,175    9.1 %  $169,112   148,783  13.7%
                                                                                ================           ==================


Operating Expenses
     Total expenses increased 3.2% and 10.9% for the three and six months ended June 30, 2006, compared to the same periods in 2005. The increase in expense includes a decrease of $1.0 million and $4.0 million for the three and six months ended June 30, 2006, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, total expenses increased 1.3% and 10.0% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increase in operating expenses is attributable to changes in each of the expense categories as described below.

Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three and six months ended June 30:

                                                                                  Three months ended             Six months ended
                                                                                        June 30,                     June 30,
                                                                                ----------------------------------------------------
(in thousands)                                                                   2006     2005    % Change   2006     2005  % Change
------------------------------------------------------------------------------------------------------------------------------------
Salaries                                                                        $ 92,994   87,139    6.7 % $183,980  165,153  11.4 %
Employee benefits                                                                 23,371   27,979  (16.5)    48,819   48,802   0.0
Nonemployee wages                                                                 10,738   12,675  (15.3)    20,768   17,718  17.2
Share-based compensation                                                           2,179      282     nm      4,446      560    nm
Other                                                                              3,321    2,297   44.5      6,219    3,278  89.7
Less capitalized expenses                                                        (12,170) (14,398)    nm    (22,469) (22,559)   nm
                                                                                ------------------         ------------------
    Totals                                                                      $120,433  115,974    3.8 % $241,763  212,952  13.5 %
                                                                                ==================         ==================
 nm = not meaningful


     Salaries and other personnel expense increased $4.5 million, or 3.8%, for the three months ended June 30, 2006, compared to the same period in 2005. For the six months ended June 30, 2006, salaries and other personnel expense increased $28.8 million, or 13.5%, compared to the same period in 2005. Of the $28.8 million increase for the six months for 2006, $11.8 million is the result of employee-related expenses of TSYS Acquiring. In addition, the change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes salary bonuses, profit sharing and employer 401(k) expenses. For the three months ended June 30, 2006 and 2005, the Company accrued $6.8 million and $14.1 million, respectively, for performance-based incentives. For the six months ended June 30, 2006 and 2005, the Company accrued $11.4 million and $19.4 million, respectively, for performance-based incentives.

     The Company's salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company's employee data:

         Employee Data:
         (Full-time Equivalents)                                                2006              2005            % Change
         ---------------------------------------------------------------------------------------------------------------------------
         At June 30,                                                            6,549            6,475                1.1
         QTD Average                                                            6,545            6,432                1.8
         YTD Average                                                            6,596            6,111                7.9


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

     Share-based compensation expenses include the impact of expensing the fair value of stock options in 2006, as well as expenses associated with nonvested shares. For the three months ended June

30, 2006, share-based compensation was $2.2 million, compared to $282,000 for the same period in 2005. For the six months ended June 30, 2006, share-based compensation was $4.4 million, compared to $560,000 for the same period in 2005.

Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expense:

                                                                                  Three months ended           Six months ended
                                                                                        June 30,                   June 30,
                                                                                ----------------------------------------------------
(in thousands)                                                                   2006    2005    % Change   2006    2005    % Change
------------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                                   $ 30,407   27,333   11.2 % $ 61,199   51,516   18.8%
Equipment and software rentals                                                    28,636   21,144   35.4     57,044   45,732   24.7
Repairs and maintenance                                                           10,952   13,657  (19.8)    21,396   21,803   (1.9)
Impairment of developed software                                                       -        -     na          -    3,137     nm
Other                                                                              5,708    7,434  (23.2)    11,414   13,449  (15.1)
                                                                                ------------------         ------------------
    Totals                                                                      $ 75,703   69,568    8.8 % $ 151,053 135,637   11.4%
                                                                                ==================         ==================
nm = not meaningful
na = not applicable


     Net occupancy and equipment expense increased $6.1 million, or 8.8%, and $15.4 million, or 11.4%, for the three and six months ended June 30, 2006 over the same periods in 2005, respectively. Of the $15.4 million increase for the six months ended June 30, 2006, $5.7 million is the result of occupancy and equipment related expenses of TSYS Acquiring.

     Depreciation and amortization increased for the three and six months ended June 30, 2006, as compared to the same periods in 2005, as a result of the depreciation and amortization associated with TSYS Acquiring, as well as the acceleration of amortization of software licenses that are under processing capacity or MIPS agreements. These licenses are amortized using a units-of-production basis. As a result of the deconversions scheduled later this year and next year, TSYS' total future MIPS are expected to decline, resulting in an increase in software amortization for the periods prior to the deconversion dates.

     The Company's equipment and software rentals increased in 2006, as compared to 2005, as a result of software licenses that are leased under processing capacity or MIPS agreements, as well as increased equipment expenses associated with providing additional capacity for the scheduled Capital One portfolio conversions.

     The Company was developing its Integrated Payments (IP) Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. Through December 2004, the Company invested a total of $6.3 million since the project began.

     Development relating specifically to the IP on-line debit platform primarily consisted of a third-party software solution. During the first quarter of 2005, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. With the acquisition of TSYS Acquiring and debit alternatives now available, TSYS determined that it would no longer market this third-party software product as its on-line debit solution. TSYS will continue to support this product for existing clients and will enhance and develop a new solution. As a result, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to this asset during the first quarter of 2005. The impairment charge is reflected in the domestic-based support services segment. As of June 30, 2006, the Company has $1.0 million capitalized, net of amortization, related to this asset.

Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three and six months ended June 30, 2006 and 2005:

                                                                                   Three months ended         Six months ended
                                                                                        June 30,                   June 30,
                                                                                ----------------------------------------------------
(in thousands)                                                                   2006     2005   % Change    2006    2005   % Change
------------------------------------------------------------------------------------------------------------------------------------
Third-party data processing services                                            $ 10,512   11,652   (9.8)%  $ 20,758   16,450  26.2%
Supplies and stationery                                                            7,233    7,389   (2.1)     14,183   14,070   0.8
Court costs associated with debt collection services                               6,466    8,295  (22.1)     14,071   16,276 (13.5)
Professional advisory services                                                     5,931    4,914   20.7      11,701    7,893  48.2
Travel and business development                                                    5,070    6,052  (16.2)      8,941    7,387  21.0
Amortization of conversion costs                                                   4,506    3,782   19.1       9,380    7,257  29.2
Terminal deployment costs                                                          3,643    7,413  (50.9)      7,634    9,711 (21.4)
Transaction processing provisions                                                  3,340    1,486  124.7       7,501    4,595  63.2
Management fees                                                                    2,420    2,020   19.8       4,830    4,097  17.9
Amortization of acquisition intangibles                                              856      865   (1.1)      1,715    1,475  16.3
Bad debt expense                                                                    (255)     559     nm        (217)   2,487    nm
Other                                                                             12,202   14,753  (17.3)     22,442   28,505 (21.3)
                                                                                -----------------           -----------------
Totals                                                                          $ 61,924   69,180  (10.5)%  $122,939  120,203   2.3%
                                                                                =================           =================
nm = not meaningful


     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with the Company's debt collection business. Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section in the 2005 Form 10-K, management's evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.

     Other operating expenses for the three months ended June 30, 2006 decreased $7.3 million, or 10.5%, as compared to the same period in 2005. Other operating expenses for the six months ended

June 30, 2006 increased $2.7 million, or 2.3%, as compared to the same period in 2005. Of the $2.7 million increase, $8.0 million is the result of other operating expenses of TSYS Acquiring.

Operating Income
     Operating income increased 11.0% and 9.8% for the three and six months ended June 30, 2006 over the same periods in 2005. The Company's operating profit margin for the three and six months ended June 30, 2006 was 19.7% and 18.6%, respectively, compared to 18.6% and 18.8% for the same periods last year. TSYS' operating margin increased for the quarter as the result of increased usage of value added products and services and management's focus on expense controls offset by increased expenses associated with share-based compensation and increased amortization. The margin for the first six months of 2006 decreased when compared to the same period in 2005 mainly as a result of the consolidated results of TSYS Acquiring.

Nonoperating Income (Expense)
     Interest income for the three months ended June 30, 2006 was $3.4 million, an increase of $2.3 million, compared to $1.1 million for the same period in 2005. Interest income for the six months ended June 30, 2006 was $5.9 million, an increase of $3.6 million, compared to $2.3 million for the same period in 2005. The increase in interest income is primarily attributable to the fluctuations in cash available for investment and changes in short-term interest rates.

     Interest expense for the three months ended June 30, 2006 was $85,000, a decrease of $20,000, compared to $105,000 for the same period in 2005. Interest expense for the six months ended June 30, 2006 was $129,000, a decrease of $46,000, compared to $175,000 for the same period in 2005.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $363,000 and $87,000 for the three and six months ended June 30, 2006, respectively, relates to the translation of cash accounts. The balance of the Company's foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2006 was approximately $7.0 million, the majority of which is denominated in Euros.

Income Taxes
     TSYS' effective income tax rate for the three months ended June 30, 2006 was 35.3%, compared to 34.8% for the same period in 2005. TSYS' effective income tax rate for the six months ended June 30, 2006 was 34.4%, compared to 35.0% for the same period in 2005. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS' pretax income adjusted for minority interests in consolidated subsidiaries' net income and equity pre-tax earnings of its equity investments.

     In the normal course of business, TSYS is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the first quarter of 2006, TSYS received notices of proposed adjustments relating to taxes due for the years 2000 through 2003. As a result, TSYS recorded a reduction in previously recorded income tax liabilities of $1.7 million which reduced income tax expense for the first quarter of 2006 and lowered the effective rate by 2.3%.

     TSYS continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, TSYS' effective tax rate may fluctuate in the future. Based on current estimates, TSYS' effective income tax rate for the remainder of 2006 is expected to be in the 35%-36% range.

Equity in Income of Equity Investments
     TSYS' share of income from its equity in equity investments was $1.0 million and $590,000 for the three months ended June 30, 2006 and 2005, respectively. TSYS' share of income from its equity in equity investments was $1.9 million and $4.3 million for the six months ended June 30, 2006 and 2005, respectively. The decrease for the first six months is primarily attributable to the purchase of the remaining 50% of TSYS Acquiring on March 1, 2005 and the inclusion of TSYS Acquiring's operating results in TSYS' statement of income. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring.

TSYS Acquiring Solutions, L.L.C.
     As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring's balance sheet and results of operations in TSYS' consolidated financial statements beginning March 1, 2005. For the two months in 2005 prior to the acquisition, the Company's equity in income of equity investments related to TSYS Acquiring was $3.2 million.

Total System Services de Mexico, S.A. de C.V.
     The Company has an equity investment with a number of Mexican banks and records its 49% ownership in the equity investment using the equity method of accounting. The operation, Total System Services de Mexico, S.A. de C.V. (TSYS de Mexico), prints statements and provides card-issuing support services to the equity investment clients.

     During the three and six months ended June 30, 2006, the Company's equity in income of equity investments related to TSYS de Mexico was $819,000 and $1.6 million, respectively, representing a 3.2% and 46.8% increase, or $25,000 and $514,000, compared to $794,000 and $1.1 million, respectively, for the same periods last year.

     TSYS pays TSYS de Mexico a processing support fee for certain client relationship and network services that TSYS de Mexico has assumed from TSYS. TSYS paid TSYS de Mexico a processing support fee of $41,000 and $35,000 for the three months ended June 30, 2006 and 2005, respectively. TSYS paid TSYS de Mexico a processing support fee of $80,000 and $69,000 for the six months ended June 30, 2006 and 2005, respectively.

China UnionPay Data Co., Ltd.
     Effective November 1, 2005, the Company purchased an initial 34% equity interest in China UnionPay Data Co., Ltd. (CUP Data), the payments-processing subsidiary of China UnionPay Co., Ltd. (CUP). CUP is sanctioned by the People's Bank of China, China's central bank, and has become one of the world's largest and fastest growing payments networks. CUP Data currently provides transaction processing, disaster recovery and other services for banks and bankcard issuers in China. TSYS' equity in income of equity investments related to CUP Data was approximately $200,000 and $259,000 for the three and six months ended June 30, 2006.

     TSYS plans to increase its ownership interest in CUP Data to 45% upon its receipt of regulatory approval. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of CUP Data.

Net Income
     Net income for the three months ended June 30, 2006 increased 13.4%, or $6.8 million, to $57.4 million, or basic and diluted earnings per share of $0.29, compared to $50.6 million, or basic and diluted earnings per share of $0.26, for the same period in 2005. Net income for the six months ended June 30, 2006 increased 11.4%, or $11.0 million, to $107.8 million, or basic and diluted earnings per share of $0.55, compared to $96.8 million, or basic and diluted earnings per share of $0.49, for the same period in 2005.

Net Profit Margin
     The Company's net profit margin for the three months ended June 30, 2006 was 13.4%, compared to 12.3% for the same period last year. The Company's net profit margin for the six months ended June 30, 2006 was 12.8%, compared to 12.7% for the same period last year.

     The Company's net profit margin is also impacted by the acquisition of TSYS Acquiring. Prior to acquiring control, TSYS accounted for its investment in TSYS Acquiring using the equity method of accounting. Only TSYS' share of TSYS Acquiring's earnings was included in TSYS' net income. After acquiring control of TSYS Acquiring, TSYS began consolidating TSYS Acquiring's results of operations on March 1, 2005. By consolidating the results of TSYS Acquiring, the impact will be a lower net profit margin as compared to periods that used the equity method of accounting. TSYS' net profit margin increased for the quarter as the result of management's focus on expense controls and increased interest income offset by increased expenses associated with share-based compensation and increased amortization.

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

     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three and six months ended June 30, 2006 and 2005, respectively:

                                                                                    Three months ended              Six months ended
                                                                                       June 30,                        June 30,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2006           2005           2006             2005
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                $ 84,731       76,346        156,588       142,652
                                                                                ==========   ==========     ==========    ==========
Net income                                                                      $ 57,406       50,643        107,799        96,766
                                                                                ==========   ==========     ==========    ==========
Total revenues                                                                  $429,165      410,243        841,455       760,227
                                                                                ==========   ==========     ==========    ==========
Operating margin (as reported)                                                      19.7 %       18.6 %         18.6 %        18.8 %
                                                                                ==========   ==========     ==========    ==========
Net profit margin (as reported)                                                     13.4 %       12.3 %         12.8 %        12.7 %
                                                                                ==========   ==========     ==========    ==========
Revenue before reimbursable items                                               $342,791      331,068        672,343       611,444
                                                                                ==========   ==========     ==========    ==========
Adjusted operating margin                                                           24.7 %       23.1 %         23.3 %        23.3 %
                                                                                ==========   ==========     ==========    ==========
Adjusted net profit margin                                                          16.7 %       15.3 %         16.0 %        15.8 %
                                                                                ==========   ==========     ==========    ==========

Projected Outlook for 2006
     TSYS expects its 2006 earnings growth to be at the high end of the range of 21%-23%, based on the following assumptions: total revenues will increase 6%-8% in 2006; accounts on file at the end of 2006 will be approximately 395 million to 405 million; deconversion of Bank of America's consumer portfolio as scheduled in October 2006, with a one-time contract-termination payment of approximately $69 million and an acceleration of amortization of approximately $6 million in contract-acquisition costs; and the recognition of revenues and expenses associated with the Capital One agreement beginning in the fourth quarter of 2006.

Projected Outlook for 2007
     TSYS' estimated 2007 earnings are expected to decline between 16-14% as compared to estimated 2006 earnings, based on the following assumptions: (1) 2006 earnings growth will be at the high end of the 21-23% range; (2) deconversion of Bank of America's consumer portfolio will occur as scheduled in October 2006, with a one-time contract termination payment of approximately $69 million and an acceleration of amortization of contract-acquisition costs of approximately $6 million; (3) including the Bank of America termination payment, estimated total revenues will decline 9-7% in 2007; (4) the conversion of the Capital One portfolio which will begin in July 2006 and end in early 2007 will be successfully completed and recognition of revenues and expenses associated with the agreement will begin in the fourth quarter of 2006; (5) J.P. Morgan Chase & Co. will discontinue its processing agreement according to the original schedule and will license TSYS' processing software in 2007; (6) expense reductions in employment, equipment, leases and other areas which are included in 2007 estimates will be accomplished; and (7) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions.

Financial Position, Liquidity and Capital Resources
     The Condensed Consolidated Statements of Cash Flows detail the Company's cash flows from operating, investing and financing activities. TSYS' primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures and acquisitions.

Cash Flows From Operating Activities

                                                                                            Six months ended June 30,
      ------------------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                    2006                      2005
      ------------------------------------------------------------------------------------------------------------------------------
      Net income                                                                $       107,799                   96,766
      Depreciation and amortization                                                      86,148                   68,962
      Other noncash items and charges, net                                               (6,286)                  13,926
      Working capital items                                                             (59,089)                (141,901)
                                                                                ----------------------------------------------------
      Net cash provided by operating activities                                 $       128,572                   37,753
                                                                                ====================================================

     TSYS' main source of funds is derived from operating activities, specifically net income. During the six months ended June 30, 2006, the Company generated $128.6 million in cash from operating activities compared with $37.8 million for the same period last year. The increase in 2006 in net cash provided by operating activities was primarily the result of the change in the use of cash related to working capital items.

     Working capital items include accounts receivable, prepaid expenses and other assets, accounts payable, accrued salaries and employee benefits and other current liabilities. The change in accounts receivable at June 30, 2006 as compared to December 31, 2005 is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.

Cash Flows From Investing Activities

                                                                                              Six months ended June 30,
      ------------------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                         2006                  2005
      ------------------------------------------------------------------------------------------------------------------------------
      Purchases of property and equipment, net                                  $         (14,306)              (20,383)
      Additions to licensed computer software from vendors                                 (4,437)              (10,647)
      Additions to internally developed computer software                                  (8,999)              (10,388)
      Cash used in acquisitions, net of cash acquired                                           -               (56,983)
      Dividends from equity investments                                                     2,371                 1,659
      Additions to contract acquisition costs                                             (22,339)              (10,981)
                                                                                ----------------------------------------------------
        Net cash used in investing activities                                   $         (47,710)             (107,723)
                                                                                ====================================================

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $47.7 million in cash for investing activities for the six months ended June 30, 2006, compared to $107.7 million for the same period in 2005. The major use of cash for investing activities in 2005 was for the purchase of TSYS Acquiring.

Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended June 30, 2006 and 2005 were $8.5 million and $9.7 million, respectively. For the six month period ended June 30, 2006, capital expenditures for property and equipment were $14.3 million compared to $20.4 million for the same period last year.

Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $2.7 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively. Expenditures for licensed computer software from vendors were $4.4 million and $10.6 million for the six months ended June 30, 2006 and 2005, respectively. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS' computer processing capacity, commonly referred to as millions of instructions per second or MIPS.

Internally Developed Computer Software Costs
     Additions to capitalized software development costs for the six months ended June 30, 2006 were $9.0 million, compared to $10.4 million for the same period in 2005.

     The amount capitalized as software development costs in 2006, is mainly attributable to TSYS Acquiring's development of Express and ESC's development of TSYS Loyalty Platform (TLP). The Company remains committed to developing and enhancing its processing solutions to expand its service offerings. In addition to developing solutions, the Company has expanded its service offerings through strategic acquisitions, such as TSYS Acquiring.

     Through its TSYS Acquiring subsidiary, the Company is internally developing Express, which is a tool that will provide a single point of entry system which will enable acquirers to more easily load and maintain their merchant populations. The Company expects to complete Express in phases, and the first phase was introduced in the marketplace in July 2005. The remaining phases continue to be developed and are expected to be introduced in the marketplace by the end of 2006. This project had reached technological feasibility prior to TSYS' acquisition of control of TSYS Acquiring. The Company capitalized approximately $2.9 million during the three months ended June 30, 2006, and has a total of $26.3 million capitalized since the project began.

     Through its ESC subsidiary, the Company is internally developing an advanced loyalty platform - TSYS Loyalty Platform (TLP). TLP is designed to support transactional speed, complex reward programs and robust analytics tools. The platform offers critical support to all elements of loyalty management, including points processing, tracking, communications, redemption systems and analytics. The Company capitalized approximately $1.3 million during the three months ended June 30, 2006, and has a total of $7.6 million capitalized since the project began. The project is expected to be fully operational and introduced in the marketplace by July 2006.

     The Company was developing its Integrated Payments Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company invested a total of $6.3 million since the project began. As previously mentioned on pages 40-41, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. In March 2005, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to its on-line debit solution. As of June 30, 2006, the Company has $1.0 million capitalized, net of amortization, related to this asset.

Cash Used in Acquisitions
     During the first quarter of 2005, the Company purchased TSYS Acquiring for approximately $95.8 million, including direct acquisition costs of $794,000.

     On July 11, 2006, TSYS acquired Card Tech, Ltd. and related companies for an aggregate consideration of approximately $58 million and has renamed the business as TSYS Card Tech. Refer to Note 11 in the notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of TSYS Card Tech.

Dividends Received from Equity Investments
     During 2006, the Company received a dividend payment of $2.4 million from TSYS de Mexico, compared to $1.7 million for the same period last year.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary related costs in connection with converting new customers to the Company's processing systems. The Company's investments in contract acquisition costs were $12.8 million for the three months ended June 30, 2006, bringing the total for 2006 to $22.3 million, compared to $11.0 million for the six months ended June 30, 2005. The Company had cash payments for processing rights of approximately $675,000 and $3.1 million during the three and six months ended June 30, 2006, respectively. The Company did not have any cash payments for processing rights during the same periods last year.

     Conversion cost additions were $19.2 million and $11.0 million for the six months ended June 30, 2006 and 2005, respectively. The increase in the amount of conversion cost additions for 2006, as compared to 2005, is the result of capitalized costs related to conversions scheduled to occur later in the year.

Cash Flows From Financing Activities

                                                                                             Six months ended June 30,
      ------------------------------------------------------------------------------------------------------------------------------
      (in thousands)                                                                          2006                2005
      ------------------------------------------------------------------------------------------------------------------------------
      Dividends paid on common stock                                            $            (23,683)            (15,757)
      Principal   payments  on  long-term  debt   borrowings  and  capital lease
          obligations                                                                         (1,060)            (48,923)
      Proceeds from borrowings of long-term debt                                                   -              48,142
      Other                                                                                        -                 427
                                                                                ----------------------------------------------------
        Net cash used in financing activities                                   $            (24,743)            (16,111)
                                                                                ====================================================

     The major use of cash for financing activities has been the principal payments on long-term debt borrowings and capital lease obligations and the payment of dividends. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the six months ended June 30, 2006 was $24.7 million mainly as a result of the payments of dividends. Net cash used in financing activities for the six months ended June 30, 2005 was $16.1 million mainly as a result of the payments of dividends.

Line of Credit
     TSYS had a $45.0 million long-term line of credit from a banking affiliate of Synovus. A detailed discussion related to the line of credit is in Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements on page 22. During the six months ended June 30, 2005, the Company utilized the automatic draw-down facility for temporary funding and repaid the balances within days of borrowing. The line of credit expired on June 30, 2006.

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

     On July 24, 2006, TSYS purchased 820,800 shares of TSYS stock in a privately negotiated transaction pursuant to its previously announced stock repurchase plan for aggregate purchase price of approximately $16.4 million and an average per share price of $20. The Company has approximately 1.2 million shares remaining that could be repurchased under the share repurchase plan.

Dividends
     Dividends on common stock of $11.9 million were paid during the three months ended June 30, 2006, bringing the total for 2006 to $23.7 million compared to $15.8 million paid during the six months ended June 30, 2005. On May 25, 2006, the Company announced an increase in its quarterly dividend of 16.7% from $0.06 to $0.07 per share. This dividend amount was paid on July 1, 2006, to shareholders of record at the close of business on June 22, 2006. On April 21, 2005, the Company announced an increase in its quarterly dividend of 50% from $0.04 to $0.06 per share.

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

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS' current ratio of 2.5:1. At June 30, 2006, TSYS had working capital of $357.1 million compared to $235.3 million at December 31, 2005.

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

     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

     FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more- likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

     FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, results of operations and cash flows, but has yet to complete its assessment.

Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS' expectation that it will deconvert Bank of America's consumer accounts in October of 2006; (ii) TSYS' expectation that it will continue providing commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America; (iii) the estimated termination fee to be paid by Bank of America in connection with termination of its processing agreement; (iv) TSYS' belief that the loss of revenues from the Bank of America consumer card portfolio for 2006 should not have a material adverse effect on TSYS for 2006 and that the payment of the termination fee associated with the deconversion should have a positive effect on TSYS for 2006; (v) TSYS' expectation that it will convert Capital One's portfolio in phases beginning in mid-2006 and ending in early 2007; (vi) TSYS' expectation that it will maintain the card processing functions of Capital One for at least five years; (vii) TSYS' expectation that it will maintain the card processing functions of Chase for at least two years and that Chase will discontinue its processing agreement according to the original schedule and license TSYS' processing software in 2007; (viii) TSYS' expectation that it will continue to process commercial card accounts for Citibank, as well as Citibank's Banamex USA consumer accounts; (ix) TSYS' belief that the loss of revenue from the Sears portfolio for 2006 should not have a material adverse effect on TSYS for 2006; (x) TSYS' expected earnings growth for 2006; (xi) TSYS' estimated 2007 earnings; (xii) TSYS' belief with respect to lawsuits, claims and other complaints; (xiii) TSYS' expectation that total future MIPS will decline resulting in an increase in software amortization; (xiv) the expected market introduction dates of various development projects; and the assumptions underlying such statements, including, with respect to TSYS' expected increase in earnings for 2006: (a) an increase in revenues of 6% to 8%; (b) accounts on file at the end of 2006 will be approximately 395 million to 405 million; (c) deconversion of Bank of America's consumer portfolio in October 2006 with a one-time termination payment of approximately $69 million and an acceleration of amortization of approximately $6 million in contract-acquisition costs; and (d) recognition of revenues and expenses associated with the Capital One agreement beginning in the fourth quarter of 2006, and further including , with respect to TSYS' estimated 2007 earnings: (a) 2006 earnings growth will be at the high end of the 21-23% range; (b) deconversion of Bank of America's consumer portfolio will occur as scheduled in October 2006, with a one-time contract termination payment of approximately $69 million and an acceleration of amortization of contract-acquisition costs of approximately $6 million; (c) including the Bank of America termination payment, estimated total revenues will decline 9-7% in 2007; (d) the conversion of the Capital One portfolio which will begin in July 2006 and end in early 2007 will be successfully completed and recognition of revenues and expenses associated with the agreement will begin in the fourth quarter of 2006; (e) J.P. Morgan Chase & Co. will discontinue its processing agreement according to the original schedule and will license TSYS' processing software in 2007; (f) expense reductions in employment, equipment, leases and other areas which are included in 2007 estimates will be accomplished; and (g) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," "estimates," "projects," "plans," "may," "could,"

"should,"   "would,"   and  similar   expressions   are   intended  to  identify
forward-looking statements but are not the exclusive means of identifying these statements.

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

     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

                           TOTAL SYSTEM SERVICES, INC.
       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pounds Sterling (BPS), Mexican Peso, Canadian Dollar, Japanese Yen, Chinese Renminbi and Brazilian Real. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS' foreign operations, net of tax, are accumulated in a separate section of shareholders' equity, titled "accumulated other comprehensive income or loss." The following represents the amount of other comprehensive gain and loss for the three and six months ended June 30, 2006 and 2005, respectively:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended              Six months ended
(in millions)                                                                          June 30,                       June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 2006           2005            2006           2005
                                                                                ----------------------------------------------------
Other comprehensive gain (loss)                                                 $ 4.3           (2.9)            4.7           (5.4)


     Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.

     The following represents the carrying value of the net assets of its foreign operations in U.S. dollars at June 30, 2006:

-----------------------------------------------------------------------------------------------------
(in millions)                                                                     June 30, 2006
-----------------------------------------------------------------------------------------------------
Europe                                                                          $     141.1
China                                                                                  37.9
Japan                                                                                  14.1
Mexico                                                                                  5.1
Canada                                                                                  0.8
Brazil                                                                                  0.3


     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company's statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation loss of $363,000 and $87,000 for the three and six months ended June 30, 2006, respectively, relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2006 was approximately $7.0 million, the majority of which is denominated in Euros.

     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rates and the U.S. dollar of plus or minus 100 basis points, 500

                           TOTAL SYSTEM SERVICES, INC.
 Item 3 - Quantitative and Qualitative Disclosures About Market Risk (continued)

basis points and 1,000 basis points based on the foreign-denominated cash account balance at June 30, 2006.

                                                                                ----------------------------------------------------
                                                                                            Effect of Basis Point Change
                                                                                ----------------------------------------------------
                                                                                    Increase in                  Decrease in
                                                                                   basis point of              basis point of
                                                                                ----------------------------------------------------
(in thousands)                                                                   100      500     1,000       100     500      1,000
------------------------------------------------------------------------------------------------------------------------------------
Effect  on income  before  income taxes                                         $ (70)   (349)    (698)        70     349       698
                                                                                ----------------------------------------------------

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

     In connection with the purchase of the TSYS campus, TSYS obtained a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line was an automatic draw down facility. The interest rate for the line of credit was the London Interbank Offered Rate (LIBOR) plus 150 basis points. In addition, there was a charge of 15 basis points on any funds unused. The line of credit was unsecured debt and included covenants requiring us to maintain certain minimum financial ratios. The line of credit expired on June 30, 2006.

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


 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     The  following  table  sets  forth  information   regarding  the  Company's
purchases of its common stock on a monthly basis during the three months ended June 30, 2006:

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
                                                                                 Shares      Paid per   Announced Plans    Plans or
Period                                                                          Purchased     Share      or Programs       Programs
------------------------------------------------------------------------------------------------------------------------------------

April 2006                                                                         -           $-             -            2,000,000
May 2006                                                                           -            -             -            2,000,000
June 2006                                                                          -            -             -            2,000,000
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                         -           $-
                                                                                =====================


     In April 2006, the Company announced a plan to purchase up to 2.0 million shares of its common stock from time to time and at prices attractive to management over the ensuing two years.

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information

 Item 4 - Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Total System Services, Inc. was held April 20, 2006. There were four proposals voted on at the meeting.

     Proposal I voted on at the meeting was the election of six class II directors. Following is a tabulation of votes for each nominee:


                                                                                            VOTES               WITHHELD AUTHORITY
                       NOMINEE                                                              FOR                       TO VOTE
         -----------------------------------------------------------------------------------------------  --------------------------
         James H. Blanchard                                                             188,076,523                    762,485
         Richard Y. Bradley                                                             187,304,475                  1,534,533
         Walter W. Driver Jr.                                                           186,891,810                  1,947,198
         Gardiner W. Garrard Jr.                                                        187,230,979                  1,608,029
         John P. Illges III                                                             188,030,424                    808,584
         W. Walter Miller Jr.                                                           185,969,201                  2,869,807


     Kriss Cloninger III, G. Wayne Clough, Sidney E. Harris, Alfred W. Jones III, Mason H. Lampton, H. Lynn Page, Philip W. Tomlinson, John T. Turner, Richard W. Ussery, M. Troy Woods, James D. Yancey and Rebecca K. Yarbrough also continued to serve as directors following the annual shareholders' meeting.

     Proposal II voted on at the meeting was setting the number of directors on the Board at nineteen. Following is a tabulation of votes:

                           FOR                                                  187,558,846
                           AGAINST                                                1,227,786
                           ABSTAIN                                                   52,374

     Proposal III voted on at the meeting was the approval of the Synovus Financial Corp. Executive Cash Bonus Plan. Following is a tabulation of votes:

                           FOR                                                  186,294,131
                           AGAINST                                                2,458,476
                           ABSTAIN                                                   86,398

     Proposal IV voted on at the meeting was the ratification of the appointment of KPMG LLP as the Independent Auditor. Following is a tabulation of votes:

                           FOR                                                  188,459,467
                           AGAINST                                                  239,128
                           ABSTAIN                                                  140,412

                           TOTAL SYSTEM SERVICES, INC.
                           Part II - Other Information



 Item 6 - Exhibits


       a) Exhibits
           Exhibit Number          Description
           ---------------------   ---------------------------------------------

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




                                         TOTAL SYSTEM SERVICES, INC.


 Date:  August 4, 2006                   by:  /s/ Philip W. Tomlinson
                                         ---------------------------------------
                                         Philip W. Tomlinson
                                         Chairman of the Board and
                                          Chief Executive Officer


 Date:  August 4, 2006                   by:  /s/ James B. Lipham
                                         ---------------------------------------
                                         James B. Lipham
                                         Senior Executive Vice President and
                                          Chief Financial Officer

                           TOTAL SYSTEM SERVICES, INC.
                                  Exhibit Index




     Exhibit Number          Description
     ---------------------   ---------------------------------------------------

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