Form 10-Q
period 2006-09-30
TOTAL SYSTEM SERVICES INC
filed 2006-11-07
CIK 721683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      To
Commission file number 1-10254
Total System Services, Inc.
www.tsys.com
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1493818 (I.R.S. Employer Identification No.)

1600 First Avenue, Post Office Box 1755, Columbus, Georgia	31902
(Address of principal executive offices)	(Zip Code)
(706) 649-2262
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: November 6, 2006

Common Stock, $0.10 par value	196,936,671 shares

TOTAL SYSTEM SERVICES, INC.

TOTAL SYSTEM SERVICES, INC.
Part I – Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except per share information)	2006	2005

Assets
Current assets:
Cash and cash equivalents (includes $160.1 million and $152.6 million on deposit with a related party at 2006 and 2005, respectively)	$255,722	237,569
Restricted cash (includes $5.5 million and $4.1 million on deposit with a related party at 2006 and 2005, respectively)	38,069	29,688
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $11.5 million and $12.6 million at 2006 and 2005, respectively (includes $0.4 million and $0.1 million due from a related party at 2006 and 2005, respectively)	233,359	184,532
Deferred income tax assets	20,147	15,264
Prepaid expenses and other current assets	45,365	45,236

Total current assets	592,662	512,289
Property and equipment, net of accumulated depreciation and amortization of $218.4 million and $188.1 million at 2006 and 2005, respectively	266,993	267,979
Computer software, net of accumulated amortization of $378.6 million and $317.1 million at 2006 and 2005, respectively	230,715	267,988
Contract acquisition costs, net	172,988	163,861
Goodwill, net	143,595	112,865
Equity investments	60,410	42,731
Other intangible assets, net of accumulated amortization of $8.5 million and $5.4 million at 2006 and 2005, respectively	26,349	13,580
Other assets	26,245	29,604

Total assets	$1,519,957	1,410,897

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

	September 30,	December 31,
(in thousands, except per share information)	2006	2005

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (includes $0.1 million and $0.1 million payable to related parties at 2006 and 2005, respectively)	$44,673	29,464
Accrued salaries and employee benefits	65,451	84,348
Current portion of obligations under capital leases	2,337	2,078
Other current liabilities (includes $11.2 million and $9.9 million payable to related parties at 2006 and 2005, respectively)	163,557	161,122

Total current liabilities	276,018	277,012
Obligations under capital leases, excluding current portion	1,740	3,555
Deferred income tax liabilities	70,944	89,478
Other long-term liabilities	30,636	24,398

Total liabilities	379,338	394,443

Minority interests in consolidated subsidiary	4,114	3,682

Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 198,401 and 197,975 issued at 2006 and 2005, respectively; 196,653 and 197,283 outstanding at 2006 and 2005, respectively	19,840	19,797
Additional paid-in capital	62,634	50,666
Accumulated other comprehensive income, net	16,507	5,685
Treasury stock (1,748 shares at 2006 and 692 shares at 2005)	(34,601)	(12,841)
Retained earnings	1,072,125	949,465

Total shareholders’ equity	1,136,505	1,012,772

Total liabilities and shareholders’ equity	$1,519,957	1,410,897

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	September 30,
(in thousands, except per share information)	2006	2005

Revenues:
Electronic payment processing services (includes $1.2 million and $1.3 million from related parties for 2006 and 2005, respectively)	$232,171	224,394
Merchant acquiring services	65,548	74,207
Other services (includes $2.0 million and $1.6 million from related parties for 2006 and 2005, respectively)	44,619	43,499

Revenues before reimbursable items	342,338	342,100
Reimbursable items (includes $0.4 million and $0.4 million from related parties for 2006 and 2005, respectively)	99,477	79,869

Total revenues	441,815	421,969

Expenses:
Salaries and other personnel expense	139,182	121,389
Net occupancy and equipment expense	75,811	77,134
Other operating expenses (includes $2.0 million and $2.2 million to related parties for 2006 and 2005, respectively)	55,088	71,245

Expenses before reimbursable items	270,081	269,768
Reimbursable items	99,477	79,869

Total expenses	369,558	349,637

Operating income	72,257	72,332

Nonoperating income (expense):
Interest income (includes $1.7 million and $867 from related parties for 2006 and 2005, respectively)	3,363	1,592
Interest expense	(235)	(84)
Gain on foreign currency, net	282	66

Total nonoperating income	3,410	1,574

Income before income taxes, minority interest and equity in income of equity investments	75,667	73,906
Income taxes	22,380	26,777

Income before minority interest and equity in income of equity investments	53,287	47,129
Minority interests in consolidated subsidiaries’ net income	(183)	(64)
Equity in income of equity investments	1,202	991

Net income	$54,306	48,056

Basic earnings per share	$0.28	0.24

Diluted earnings per share	$0.28	0.24

Weighted average common shares outstanding	196,500	197,198
Increase due to assumed issuance of shares related to common equivalent shares	331	185

Weighted average common and common equivalent shares outstanding	196,831	197,383

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Nine months ended
	September 30,
(in thousands, except per share information)	2006	2005

Revenues:
Electronic payment processing services (includes $3.7 million and $3.7 million from related parties for 2006 and 2005, respectively)	$685,532	646,199
Merchant acquiring services (includes $2.4 million from related parties for 2005)	195,318	170,008
Other services (includes $5.7 million and $4.7 million from related parties for 2006 and 2005, respectively)	133,831	137,337

Revenues before reimbursable items	1,014,681	953,544
Reimbursable items (includes $1.4 million and $2.6 million from related parties for 2006 and 2005, respectively)	268,589	228,652

Total revenues	1,283,270	1,182,196

Expenses:
Salaries and other personnel expense	380,945	334,341
Net occupancy and equipment expense	226,864	212,770
Other operating expenses (includes $7.2 million and $6.7 million to related parties for 2006 and 2005, respectively)	178,027	191,449

Expenses before reimbursable items	785,836	738,560
Reimbursable items	268,589	228,652

Total expenses	1,054,425	967,212

Operating income	228,845	214,984

Nonoperating income (expense):
Interest income (includes $4.9 million and $1.7 million from related parties for 2006 and 2005, respectively)	9,297	3,889
Interest expense	(364)	(259)
Gain (loss) on foreign currency, net	195	(761)

Total nonoperating income	9,128	2,869

Income before income taxes, minority interest and equity in income of equity investments	237,973	217,853
Income taxes	78,492	78,186

Income before minority interest and equity in income of equity investments	159,481	139,667
Minority interests in consolidated subsidiaries’ net income	(448)	(176)
Equity in income of equity investments	3,073	5,331

Net income	$162,106	144,822

Basic earnings per share	$0.82	0.73

Diluted earnings per share	$0.82	0.73

Weighted average common shares outstanding	196,891	197,100
Increase due to assumed issuance of shares related to common equivalent shares	302	224

Weighted average common and common equivalent shares outstanding	197,193	197,324

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$162,106	144,822
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in consolidated subsidiaries’ net income	448	176
(Gain) loss on foreign currency, net	(195)	761
Equity in income of equity investments	(3,073)	(5,331)
Depreciation and amortization	130,306	108,698
Share-based compensation	6,574	849
Impairment of developed software	—	3,619
Provisions for bad debt expenses and billing adjustments	948	5,451
Charges for transaction processing provisions	7,914	7,634
Deferred income tax (benefit) expense	(24,150)	6,574
Loss on disposal of equipment, net	105	1,802
(Increase) decrease in:
Accounts receivable	(40,765)	(40,072)
Prepaid expenses, other current assets and other long-term assets	8,923	6,962
Increase (decrease) in:
Accounts payable	14,323	(59,241)
Accrued salaries and employee benefits	(18,936)	4,408
Other current liabilities and other long-term liabilities	(16,495)	(63,175)

Net cash provided by operating activities	228,033	123,937

Cash flows from investing activities:
Purchases of property and equipment, net	(21,203)	(33,540)
Additions to licensed computer software from vendors	(9,650)	(10,049)
Additions to internally developed computer software	(13,699)	(17,435)
Cash acquired in acquisitions	4,341	38,798
Cash used in acquisitions	(74,919)	(95,796)
Dividends received from equity investments	2,371	1,658
Additions to contract acquisition costs	(39,578)	(11,756)

Net cash used in investing activities	(152,337)	(128,120)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2006	2005

Cash flows from financing activities:
Dividends paid on common stock (includes $30.3 million and $22.4 million paid to related parties during 2006 and 2005, respectively)	$(37,504)	(27,582)
Repurchase of common stock	(21,843)	—
Excess tax benefit from share-based payment arrangements	1,646	—
Principal payments on long-term debt borrowings and capital lease obligations	(1,561)	(49,360)
Proceeds from borrowings of long-term debt	—	48,143
Proceeds from exercise of stock options	3,725	2,920

Net cash used in financing activities	(55,537)	(25,879)

Effect of exchange rate changes on cash and cash equivalents	(2,006)	(2,388)

Net increase (decrease) in cash and cash equivalents	18,153	(32,450)
Cash and cash equivalents at beginning of year	237,569	231,806

Cash and cash equivalents at end of period	$255,722	199,356

Cash paid for interest	$364	259

Cash paid for income taxes, net of refunds	$118,649	100,839

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Total System Services, Inc.® (TSYS® or the Company) include the accounts of TSYS and its wholly owned subsidiaries and TSYS’ majority owned foreign subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationship with other entities to identify whether they are variable interest entities as defined by the Financial Accounting Standards Board’s (FASB’s) Interpretation No. 46(R) (FIN No. 46R), “Consolidation of Variable Interest Entities,” and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN No. 46R.
     On July 11, 2006, TSYS acquired Card Tech, Ltd. and related companies, increasing TSYS card issuing and merchant acquiring capabilities and extending TSYS’ geographic reach to Asia Pacific, Europe, the Middle East and Africa. TSYS rebranded the group of companies as TSYS Card Tech, which companies are collectively hereafter referred to as TSYS Card Tech. TSYS has consolidated TSYS Card Tech’s balance sheet and results of operations since the acquisition.
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
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s 2005 annual report previously filed on Form 10-K. Results of interim periods are not necessarily indicative of results to be expected for the year.
     Certain reclassifications have been made to the 2005 financial statements to conform to the presentation adopted in 2006.
Note 2 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2006	December 31, 2005
Cash and cash equivalents in domestic accounts	$224,953	191,837
Cash and cash equivalents in foreign accounts	30,769	45,732

Total	$255,722	237,569

     The Company maintains accounts outside the United States denominated in U.S. dollars, Euros, British Pounds Sterling (BPS), Canadian dollars, Japanese Yen, Chinese Renminbi, Brazilian Real, Cypriot Pounds and Malaysian Ringgets. All amounts in domestic accounts are denominated in U.S. dollars.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2006	December 31, 2005

Prepaid expenses	$15,048	15,053
Supplies inventory	9,055	9,742
Other	21,262	20,441

Total	$45,365	45,236

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2006	December 31, 2005

Payments for processing rights, net	$113,222	120,015
Conversion costs, net	59,766	43,846

Total	$172,988	163,861

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $6.8 million and $3.5 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, amortization related to payments for processing rights was $20.6 million and $10.6 million, respectively.
     Amortization expense related to conversion costs was $4.5 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, amortization related to conversion costs was $13.9 million and $9.3 million, respectively.
     The increase in the amortization of contract acquisition costs is the result of the acceleration of amortization costs related to clients’ portfolios scheduled to deconvert in 2006 and the consolidation of the financial results of TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring).
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2006	December 31, 2005
Client liabilities	$42,327	34,381
Accrued expenses	41,155	39,882
Dividends payable	13,774	11,832
Deferred revenues	13,490	6,421
Transaction processing provisions	12,652	9,453

(in thousands)	September 30, 2006	December 31, 2005
Accrued income taxes	7,182	25,443
Client postage deposits	6,808	7,459
Other	26,169	26,251

Total	$163,557	161,122

Note 3 — Comprehensive Income
     In June 1997, the FASB released Statement of Financial Accounting Standards No. 130 (SFAS No. 130), “Reporting of Comprehensive Income.” SFAS No. 130 established certain standards for reporting and presenting comprehensive income in the general-purpose financial statements. The purpose of SFAS 130 was to report all items that met the definition of “comprehensive income” in a prominent financial statement for the same period in which they were recognized. In accordance with the definition provided by Statement of Financial Accounting Concepts No. 6, comprehensive income includes all changes in owners’ equity that resulted from transactions of the business entity with nonowners.
     Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items such as an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. These items are not part of net income, yet are important enough to be included in comprehensive income, giving the user a more comprehensive picture of the organization as a whole. Items included in comprehensive income, but not net income, are reported under the accumulated other comprehensive income section of shareholders’ equity.
     Comprehensive income for TSYS consists of net income and foreign currency translation adjustments recorded as a component of shareholders’ equity.
     For the three and nine months ended September 30, comprehensive income is summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net income	$54,306	48,056	162,106	144,822
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	6,116	(2,325)	10,822	(7,692)

Total	$60,422	45,731	172,928	137,130

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Balance at	Pretax		Balance at
(in thousands)	December 31, 2005	amount	Tax effect	September 30, 2006

Foreign currency translation adjustments	$5,685	14,406	(3,584)	$16,507

     In July 2006, TSYS restructured its European branch operation into a new statutory structure that facilitates continued expansion in the European region. As a result, TSYS’ UK branch structure was terminated with some of the former UK branch assets and workforce being contributed into the new European statutory structure. Consistent with its overall strategy of pursuing international investment opportunities, TSYS adopted the permanent reinvestment exception under Accounting Principles Board Opinion No. 23

(APB 23) “Accounting for Income Taxes – Special Areas,” with respect to future earnings of certain foreign subsidiaries. Its decision to permanently reinvest foreign earnings offshore means TSYS will no longer allocate taxes to foreign currency translation adjustments associated with these foreign subsidiaries accumulated in other comprehensive income. This treatment is reflected beginning with the third quarter.
Note 4 – Segment Reporting and Major Customers
     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information.” The Company’s segment information reflects the information that the chief operating decision maker (CODM) uses to make resource allocations and strategic decisions. The CODM at TSYS consists of the chairman of the board and chief executive officer, the president and the three senior executive vice presidents.
     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other services to card-issuing institutions in the United States and internationally. The Company has three reportable segments: domestic-based support services, international-based support services and merchant acquiring services.
     On July 11, 2006, TSYS acquired TSYS Card Tech, increasing TSYS card issuing and merchant acquiring capabilities and extending TSYS’ geographic reach to Asia Pacific, Europe, the Middle East and Africa. Since the acquisition, TSYS has included the financial results of TSYS Card Tech in the international-based support services segment.
     In July 2006, TSYS restructured its European branch operation into a new statutory structure that will facilitate future expansion in the European region. As a result, TSYS terminated its UK branch structure and established a new statutory structure in Europe. In establishing the new structure, TSYS has contributed its European subsidiary investments as well as some of the assets of the prior UK branch. TSYS Card Tech will be included in the new statutory structure.
     In April 2006, TSYS renamed Vital Processing Services, L.L.C. as TSYS Acquiring. Effective January 1, 2006, Golden Retriever Systems L.L.C. became a wholly owned subsidiary of Enhancement Services Corporation (ESC). Also effective January 1, 2006, Merlin Solutions, L.L.C. became a wholly owned subsidiary of TSYS. Both entities were previously wholly owned subsidiaries of TSYS Acquiring and were reported under the merchant acquiring services segment. Effective January 1, 2006, the financial results of the two entities are included in the domestic-based support services segment. The results for previous periods have been reclassified to reflect these changes.
     On March 1, 2005, TSYS acquired the remaining 50% equity stake that Visa U.S.A. held in TSYS Acquiring. As a result of the acquisition, the Company revised its segment information to reflect the information that the CODM uses to make resource allocations and strategic decisions. The revision included adding a new segment, merchant acquiring services, to include the financial information of TSYS Acquiring.
     Domestic-based support services include electronic payment processing services and other services provided from within the United States. Domestic-based support services segment includes the financial results of TSYS, excluding its foreign branch offices and divisions, and including the following subsidiaries: Columbus Depot Equipment Company (CDEC), Columbus Productions, Inc. (CPI), TSYS Canada, Inc. (TSYS Canada), TSYS Total Debt Management, Inc. (TDM), ProCard, Inc. (ProCard), TSYS Technology Center, Inc. (TTC), TSYS Prepaid, Inc. (TPI), Merlin Solutions, L.L.C. (Merlin) and ESC and its wholly owned subsidiary, Golden Retriever Systems, L.L.C.

     International-based support services include electronic payment processing and other services provided from outside the United States. International-based support services include the financial results of GP Network Corporation (GP Net), TSYS Japan Co., Ltd. (TSYS Japan), TSYS Servicos De Transacoes Eletronicas Ltda. (TSYS Brazil), Total System Services Holding Europe LP and its subsidiaries and TSYS’ foreign branch offices and divisions. TSYS’ share of the equity earnings of its equity investments, Total System Services de México, S.A. de C.V. (TSYS de México) and China UnionPay Data Co., Ltd. (CUP Data), are included in international-based support services because TSYS de México’s and CUP Data’s operations and client bases are located outside the United States.
     Merchant acquiring services include the financial results of TSYS Acquiring. For periods prior to the acquisition, TSYS has reclassified TSYS’ share of its equity earnings of TSYS Acquiring from domestic-based support services to merchant acquiring services.

	Domestic-	International-	Merchant
(in thousands)	based support	based support	acquiring
Operating Segments	services	services	services	Consolidated

At September 30, 2006

Identifiable assets	$1,410,363	285,917	240,979	$1,937,259
Intersegment eliminations	(416,964)	(195)	(143)	(417,302)

Total assets	$993,399	285,722	240,836	$1,519,957

At December 31, 2005

Identifiable assets	$1,320,552	178,135	230,712	$1,729,399
Intersegment eliminations	(318,475)	(1)	(26)	(318,502)

Total assets	$1,002,077	178,134	230,686	$1,410,897

Three months ended September 30, 2006

Revenues before reimbursables	$242,584	44,320	59,723	$346,627
Intersegment revenues	(4,258)	—	(31)	(4,289)

Revenues before reimbursables from external customers	$238,326	44,320	59,692	$342,338

Segment total revenues	$325,919	51,591	70,592	$448,102
Intersegment revenues	(6,256)	—	(31)	(6,287)

Revenues from external customers	$319,663	51,591	70,561	$441,815

Depreciation and amortization	$32,156	5,328	6,674	$44,158

Intersegment expenses	$3,668	(2,343)	(7,599)	$(6,274)

Segment operating income	$48,666	7,946	15,645	$72,257

Income before income taxes, minority interest and equity in income of equity investments	$52,688	6,602	16,377	$75,667

Income taxes	$14,722	(31)	7,689	$22,380

Equity in income of equity investments	$—	1,202	—	$1,202

Net income	$38,821	6,797	8,688	$54,306

Three months ended September 30, 2005

Revenues before reimbursables	$244,302	31,389	70,333	$346,024
Intersegment revenues	(3,867)	—	(57)	(3,924)

Revenues before reimbursables from external customers	$240,435	31,389	70,276	$342,100

Segment total revenues	$308,889	37,862	81,948	$428,699
Intersegment revenues	(6,673)	—	(57)	(6,730)

Revenues from external customers	$302,216	37,862	81,891	$421,969

	Domestic-	International-	Merchant
(in thousands)	based support	based support	acquiring
Operating Segments	services	services	services	Consolidated

Depreciation and amortization	$29,503	4,399	7,587	$41,489

Intersegment expenses	$5,627	(4,294)	(8,064)	$(6,731)

Segment operating income	$52,834	6,137	13,361	$72,332

Income before income taxes, minority interest and equity in income of equity investments	$54,823	5,483	13,600	$73,906

Income taxes	$18,381	3,227	5,169	$26,777

Equity in income of equity investments	$—	991	—	$991

Net income	$36,238	3,353	8,465	$48,056

Nine months ended September 30, 2006

Revenues before reimbursables	$740,341	109,178	178,729	$1,028,248
Intersegment revenues	(13,471)	—	(96)	(13,567)

Revenues before reimbursables from external customers	$726,870	109,178	178,633	$1,014,681

Segment total revenues	$963,855	128,163	211,659	$1,303,677
Intersegment revenues	$(20,311)	—	(96)	$(20,407)

Revenues from external customers	$943,544	128,163	211,563	$1,283,270

Depreciation and amortization	$95,759	14,101	20,446	$130,306

Intersegment expenses	$18,949	(15,448)	(23,864)	$(20,363)

Segment operating income	$176,412	12,029	40,404	$228,845

Income before income taxes, minority interest and equity in income of equity investments	$186,170	9,718	42,085	$237,973

Income taxes	$58,636	2,461	17,395	$78,492

Equity in income of equity investments	$—	3,073	—	$3,073

Net income	$128,352	9,064	24,690	$162,106

Nine months ended September 30, 2005

Revenues before reimbursables	$713,390	92,717	156,486	$962,593
Intersegment revenues	(8,946)	—	(103)	(9,049)

Revenues before reimbursables from external customers	$704,444	92,717	156,383	$953,544

Segment total revenues	$904,700	109,604	182,877	$1,197,181
Intersegment revenues	(14,882)	—	(103)	(14,985)

Revenues from external customers	$889,818	109,604	182,774	$1,182,196

Depreciation and amortization	$84,209	12,416	12,073	$108,698

Intersegment expenses	$24,861	(21,833)	(18,022)	$(14,994)

Segment operating income	$176,346	8,143	30,495	$214,984

Income before income taxes, minority interest and equity in income of equity investments	$180,558	6,345	30,950	$217,853

Income taxes	$61,003	4,294	12,889	$78,186

Equity in income of equity investments	$—	2,090	3,241	$5,331

Net income	$118,692	4,773	21,357	$144,822

     Revenues for domestic-based support services and merchant acquiring services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues for international-based support services include electronic payment processing and other services provided from facilities outside the United States to clients based predominantly outside the United States.

     The following geographic data presents revenues for the three and nine months ended September 30, 2006 and 2005, respectively, based on the domicile of the Company’s customers.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

United States	$359.6	358.1	1,069.8	998.0
Europe	43.7	34.2	112.6	98.9
Canada	25.4	23.2	71.5	66.6
Japan	5.0	4.0	13.4	11.6
Mexico	3.2	1.9	8.5	5.3
Other	4.9	0.6	7.5	1.8

Total	$441.8	422.0	1,283.3	1,182.2

     The following table reconciles geographic revenues to revenues by reporting segment for the three months ended September 30, 2006 and 2005, respectively, based on the domicile of the Company’s customers.

	Domestic-based		International-based		Merchant acquiring
	support services		support services		services
(in millions)	2006	2005	2006	2005	2006	2005

United States	$289.3	276.4	—	—	70.3	81.7
Europe	0.4	0.4	43.3	33.9	—	—
Canada	25.2	23.0	—	—	0.1	0.1
Japan	—	—	5.0	4.0	—	—
Mexico	3.2	1.9	—	—	—	—
Other	1.6	0.5	3.3	—	0.1	0.1

Total	$319.7	302.2	51.6	37.9	70.5	81.9

Note: The 2005 geographic revenues by operating segment have been reclassified to reflect the changes in operating segments.
     The following table reconciles geographic revenues to revenues by reporting segment for the nine months ended September 30, 2006 and 2005, respectively, based on the domicile of the Company’s customers.

	Domestic-based		International-based		Merchant acquiring
	support services		support services		services
(in millions)	2006	2005	2006	2005	2006	2005

United States	$859.0	815.7	—	—	210.7	182.1
Europe	1.1	1.0	111.5	98.0	—	—
Canada	71.1	66.4	—	—	0.4	0.3
Japan	—	—	13.4	11.6	—	—
Mexico	8.5	5.3	—	—	—	—
Other	3.8	1.4	3.3	—	0.5	0.4

Total	$943.5	889.8	128.2	109.6	211.6	182.8

Note: The 2005 geographic revenues by operating segment have been reclassified to reflect the changes in operating segments.

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	At September 30,	At December 31,
(in millions)	2006	2005

United States	$206.2	211.2
Europe	57.3	55.3
Japan	2.0	1.4
Canada	0.1	0.1
Other	1.4	—

Total	$267.0	268.0

Major Customers
     For the three months ended September 30, 2006, the Company had two major customers which accounted for approximately 35.3%, or $156.0 million, of total revenues. Bank of America, one of TSYS’ major customers, accounted for approximately 24.7%, or $109.1 million of total revenues for the three months ended September 30, 2006. For the three months ended September 30, 2005, the Company had two major customers that accounted for approximately 32.3%, or $136.4 million, of total revenues. Bank of America accounted for approximately 21.7%, or $91.5 million of total revenues for the three months ended September 30, 2005.
     For the nine months ended September 30, 2006, the Company had two major customers which accounted for approximately 34.5%, or $442.1 million, of total revenues. Bank of America accounted for approximately 23.9%, or $307.2 million of total revenues for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, the Company had two major customers which accounted for approximately 31.9%, or $377.4 million, of total revenues. Bank of America accounted for approximately 22.1%, or $261.5 million of total revenues for the nine months ended September 30, 2005.
     Revenues from major customers for the periods reported are primarily attributable to the domestic-based support services and merchant acquiring services segments.
Note 5 – Share-Based Compensation
Accounting Policy
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised) (SFAS No. 123R), “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
     SFAS No. 123R is effective for all awards granted on or after January 1, 2006, and to awards modified, repurchased or cancelled after that date. SFAS No. 123R requires the Company to recognize compensation costs for the nonvested portion of outstanding share-based compensation granted in the form of stock options based on the grant-date fair value of those awards calculated under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” for pro forma disclosures. Share-based compensation expenses include the impact of expensing the fair value of stock options in 2006, as well as expenses associated with nonvested shares. In the future, the Company expects nonvested share awards to replace stock options as TSYS’ primary method of share-based compensation. TSYS adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified-prospective-transition method.
     Prior to 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded only if, on the date of grant, the market price of the underlying stock exceeded the exercise price. The Company elected to adopt only the disclosure requirements of SFAS No. 123.
     The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, to share-based employee compensation granted in the form of TSYS and Synovus Financial Corp. (Synovus) stock options.

	Three months ended	Nine months ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005

Net Income	$48,056	144,822
Add: Stock-based employee compensation expense, net of related income tax effects	185	549
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax effects	1,201	3,927

Net income, as adjusted	$47,040	141,444

Earnings per share:
Basic – as reported	$0.24	0.73

Basic – as adjusted	$0.24	0.72

Diluted – as reported	$0.24	0.73

Diluted – as adjusted	$0.24	0.72

     Prior to the adoption of SFAS No. 123R, the Company elected to recognize compensation cost assuming all options would vest and reverse any recognized compensation costs for forfeited awards when the awards were actually forfeited. SFAS No. 123R eliminates this option and requires companies to estimate forfeitures when recognizing compensation cost. The estimate of forfeitures will be adjusted by a company as actual forfeitures differ from its estimates, resulting in compensation cost only for those awards that actually vest. The effect of the change in estimated forfeitures is recognized as compensation costs in the period of the change in estimate. In estimating its forfeiture rate, the Company stratified its data based upon historical experience to determine separate forfeiture rates for the different award grants. The Company currently estimates a forfeiture rate for existing Synovus stock option grants to TSYS non-executive employees, and a forfeiture rate for all other TSYS and Synovus share-based awards. Currently, TSYS estimates a forfeiture rate in the range of 0% to 9.0%.

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
Long-Term Incentive Plans — TSYS
TSYS 2002 Long-Term Incentive Plan: TSYS’ compensation program includes long-term performance awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan (TSYS 2002 Plan), which is used to attract, retain, motivate and reward employees and non-employee directors who make a significant contribution to the Company’s long-term success. The TSYS 2002 Plan is administered by the Compensation Committee of the Company’s Board of Directors and enables the Company to grant stock options, stock appreciation rights, restricted stock and performance awards; 9.4 million shares of TSYS common stock are reserved for distribution under the TSYS 2002 Plan. Options granted under the TSYS 2002 Plan may be incentive stock options or nonqualified stock options as determined by the Committee at the time of grant.
     Incentive stock options are granted at a price not less than 100% of the fair market value of the stock on the grant date, and nonqualified options are granted at a price to be determined by the Committee. Option vesting terms are established by the Committee at the time of grant and presently range from one to five years.
     The expiration date of options granted under the TSYS 2002 Plan is determined at the time of grant and may not exceed ten years from the date of the grant. At September 30, 2006, there were options outstanding under the TSYS 2002 Plan to purchase 338,521 shares of the Company’s common stock, of which 316,021 were exercisable. The Company has also issued its common stock to directors and to certain employees under nonvested stock awards. There were 8.5 million shares available for grant at September 30, 2006 under the TSYS 2002 plan.
2000 Long-Term Incentive Plan: TSYS maintains the 2000 Long-Term Incentive Plan (LTI Plan) to attract, retain, motivate and reward employees who make a significant contribution to the Company’s long-term success and to enable such employees to acquire and maintain an equity interest in the Company. The LTI Plan is administered by the Compensation Committee of the Company’s Board of Directors and enables the Company to grant stock options, stock appreciation rights, restricted stock and performance awards; 3.2 million shares of common stock were reserved for distribution under the LTI Plan. Options granted under the LTI Plan may be incentive stock options or nonqualified stock options as determined by the Committee at the time of grant.
     Incentive stock options are granted at a price not less than 100% of the fair market value of the stock on the grant date, and nonqualified options are granted at a price to be determined by the Committee. Option vesting terms are established by the Committee at the time of grant and presently range from one to five years. The expiration date of options granted under the LTI Plan is determined at the time of grant and may not exceed ten years from the date of the grant. At September 30, 2006, there were options outstanding under the LTI Plan to purchase 714,700 shares of the Company’s common stock, all of which were exercisable.
     There were no shares available for grant at September 30, 2006 under the LTI Plan.
Other Share-Based Issuances: TSYS has granted options to purchase 37,500 shares of the Company’s common stock to attract a key individual to the Company. At September 30, 2006, options to purchase 37,500 shares were outstanding and exercisable.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries and other personnel expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs. For the three months ended September 30, 2006, share-based compensation was $2.1 million, compared to $0.6 million for the same period in 2005. Included in the $2.1 million amount for 2006 is approximately $1.6 million related to expensing the fair value of stock options. For the nine months ended September 30, 2006, share-based compensation was $6.6 million, compared to $0.8 million for the same period in 2005. Included in the $6.6 million amount for 2006 is approximately $5.1 million related to expensing the fair value of stock options.
     Nonvested Awards: During the first nine months of 2006, the Company issued 150,775 shares of TSYS common stock with a market value of $3.0 million to certain key executive officers and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers and directors in the future. The market value of the common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
     During the first nine months of 2005, the Company issued 95,815 shares of TSYS common stock with a market value of $2.2 million to certain key executive officers and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers and directors in the future.
     A summary of the status of TSYS’ nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

(in thousands)		Weighted Average
Nonvested shares:	Shares	Grant-Date Fair Value

Outstanding at beginning of year	101	$23.11
Granted	151	19.64
Vested	(13)	23.08

(in thousands)		Weighted Average
Nonvested shares:	Shares	Grant-Date Fair Value

Forfeited/Canceled	—	—

Outstanding at end of period	239	$20.92

     As of September 30, 2006, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.
     During 2005, TSYS authorized a total grant of 126,087 shares of nonvested stock to two key executives with a performance-vesting schedule (performance-vesting shares). These performance-vesting shares have seven one-year performance periods (2005-2011) during which the Compensation Committee establishes an earnings per share goal. Each year’s award is 20% of the total authorized shares. Compensation expense for each year’s award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.
     A summary of the status of TSYS’ performance-based nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

(in thousands)
Performance-based		Weighted Average
Nonvested shares:	Shares	Grant-Date Fair Value

Outstanding at beginning of year	25	$24.93
Granted	25	20.00
Vested	(25)	24.93
Forfeited/Canceled	—	—

Outstanding at end of period	25	$20.00

     As of September 30, 2006, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2006.
Stock Option Awards
     The Company did not grant any TSYS stock options during the nine months ended September 30, 2006 and 2005, respectively. A summary of the TSYS stock option activity as of September 30, 2006 and changes during the nine months ended on September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
(in thousands)		Exercise	Contractual Life	Intrinsic
Options:	Options	Price	(in years)	Value

Outstanding at beginning of year	1,382	$15.19
Granted	—	—
Exercised	(280)	13.29
Forfeited/Canceled	(11)	19.61

Outstanding at end of period	1,091	$15.63	2.6	$10,903

Options exercisable at period-end	1,068	$15.38	2.5	$10,472

Weighted average fair value of options granted during the period		$—

     During the nine months ended September 30, 2006, there were 280,150 TSYS stock options exercised that had an intrinsic value of approximately $2.6 million. The stock options exercised during 2006 were fully vested before January 1, 2006. During the nine months ended September 30, 2005, there were 199,100 TSYS stock options exercised that had an intrinsic value of approximately $1.9 million. For awards granted before January 1, 2006 that were not fully vested on January 1, 2006, the Company will record the tax benefits from the exercise of stock options as increases to the “Additional paid-in capital” line item of the Consolidated Balance Sheets. If the Company does recognize tax benefits, the Company will record these tax benefits from share-based compensation costs as cash inflows in the financing section in the Statement of Cash Flows. The Company has elected to use the short-cut method to calculate its historical pool of windfall tax benefits, and as a result, will not record any benefits received from previous stock option exercises in the operating section in the Statement of Cash Flows.
     As of September 30, 2006, there was approximately $66,100 of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a weighted average period of 0.5 year.
Long-Term Incentive Plans – Synovus
     During the first nine months of 2006, Synovus granted stock options to key TSYS executive officers. The fair value of the option grant was $6.57 and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%; expected volatility of 25.1%; expected life of 6.0 years; and dividend yield of 2.80%. The expected life of 6.0 years was determined using the “simplified” method, as prescribed by SEC’s Staff Accounting Bulletin No. 107.
     A summary of the option activity related to option grants of Synovus common stock to TSYS employees as of September 30, 2006 and changes during the nine months ended on September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
(in thousands)		Exercise	Contractual Life	Intrinsic
Options:	Options	Price	(in years)	Value

Outstanding at beginning of year	6,451	$25.79
Granted	305	27.67
Exercised	(503)	20.53
Net Synovus/TSYS employee transfers between entities	(3)	22.13
Forfeited/Canceled	(56)	24.35

Outstanding at end of period	6,194	$26.32	5.3	$54,303

Options exercisable at period-end	2,739	$23.59	4.0	$21,424

Weighted average fair value of options granted during the period		$6.57

     During the first nine months of 2005, Synovus granted 203,440 stock options to key TSYS executive officers. The fair value of the option grant was $7.56 and was estimated on the date of grant using the Black-

Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.43%; expected volatility of 25.6%; expected life of 8.8 years; and dividend yield of 2.60%.
     The total intrinsic value of Synovus options exercised during the nine months ended September 30, 2006 was $2.8 million. As of September 30, 2006, there was $10.2 million of total unrecognized compensation expense cost related to Synovus stock options that is expected to be recognized over a weighted average period of 1.6 years.
     The total intrinsic value of Synovus options exercised during the nine months ended September 30, 2005 was $2.8 million.
Earnings Per Share
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 26,500 common shares for the three and nine months ended September 30, 2006, and excludes 22,500 common shares for the three and nine months ended September 30, 2005, because their inclusion would have been anti-dilutive.
Note 6 – Long-Term Debt
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
Note 7 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the nine months ended September 30, 2006 and 2005, respectively, are summarized as follows:

(in thousands)	September 30, 2006	September 30, 2005

Conversion costs	$28,915	11,756
Payments for processing rights	10,663	—

Total	$39,578	11,756

Nonvested Awards
     During the first quarter of 2006, the Company issued nonvested shares of common stock to certain key executive officers and non-management members of its board of directors under nonvested shares for services to be provided by such officers and directors in the future. Refer to Note 5 for more information.
Note 8 – Legal Proceedings
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

Note 9 – Guarantees and Indemnifications
     The Company has entered into processing and licensing agreements with clients that include intellectual property indemnification clauses. The Company generally agrees to indemnify its clients, subject to certain exceptions, against legal claims that TSYS’ services or systems infringes on certain third party patents, copyrights or other proprietary rights. In the event of such a claim, the Company is generally obligated to hold the client harmless and pay for related losses, liabilities, costs and expenses, including, without limitation, court costs and reasonable attorney’s fees. The Company has not made any indemnification payments in relation to these indemnification clauses.
     The Company has not recorded a liability for guarantees or indemnities in the accompanying consolidated balance sheet since the maximum amount of potential future payments under such guarantees and indemnities is not determinable.
Note 10 – Business Combinations
TSYS Card Tech
     On July 11, 2006, TSYS acquired Card Tech, Ltd., a privately owned London-based payments firm, and related companies, increasing TSYS card issuing and merchant acquiring capabilities and extending its geographic reach to Asia Pacific, Europe, the Middle East and Africa. TSYS paid an aggregate consideration of approximately $59.3 million, including direct acquisition costs.
     Card Tech, Ltd. was established in 1989 and maintains service centers in London, England; Dubai, United Arab Emirates; Nicosia, Cyprus; and Kuala Lumpur, Malaysia. TSYS operates facilities in North America, Europe and the Asia-Pacific for a combined total of 12 countries worldwide.
     Card Tech has implemented its payments software for six of the 25 largest global banks and three of the largest global card issuers. Worldwide, the company has approximately 190 clients from 70 countries — primarily banks. Its applications are certified by all of the major global payment networks. TSYS formed and/or acquired five companies in connection with the Card Tech, Ltd. acquisition, which the Company collectively refers to as TSYS Card Tech.
     TSYS Card Tech’s software applications are utilized globally. TSYS Card Tech offers a server-based system with an established global footprint for comprehensive issuing and acquiring services. TSYS Card Tech offers products and services for installment loans, credit, debit, merchant acquiring and prepaid payment platforms in addition to fraud, risk management, authorizations, chargebacks, e-commerce and m-commerce solutions designed for the bankcard market. TSYS Card Tech’s applications are browser-based, multilingual, multicurrency and multi-country (including double-byte-enabled).
     TSYS consolidated TSYS Card Tech’s balance sheet and results of operations, as of July 11, 2006. The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $36.3 million to goodwill, approximately $15.5 million to other identifiable intangible assets and the remaining amounts to other assets and liabilities acquired. The preliminary purchase price allocation is presented below:

(in thousands)

Cash and cash equivalents	$4,341
Intangible assets	15,500
Goodwill	36,336
Other assets	12,803

(in thousands)

Total assets acquired	68,980

Other liabilities	9,689

Total liabilities assumed	9,689

Net assets acquired	$59,291

     Revenues associated with TSYS Card Tech are included in electronic payment processing services and are included in international–based support services for segment reporting purposes.
China UnionPay Data Co., Ltd.
     Effective November 1, 2005, TSYS purchased an initial 34.04% equity interest in China UnionPay Data Co., Ltd., the payments-processing subsidiary of China UnionPay Co., Ltd. (CUP). Effective August 1, 2006, TSYS increased its ownership interest to 44.56% of CUP Data for $15.6 million. CUP is sanctioned by the People’s Bank of China, China’s central bank, to perform payments-processing. CUP Data currently provides transaction processing, disaster recovery and other services for banks and bankcard issuers in China.
     The Company is using the equity method of accounting to account for its investment in CUP Data. The difference between the cost of the investment and the amount of underlying equity in net assets of CUP Data is recognized as goodwill. The preliminary purchase price allocation related to the acquisition is presented below:

(in thousands)

Total assets acquired	$12,830
Goodwill	39,772

Net assets acquired	$52,602

     The goodwill associated with CUP Data is not reported as goodwill in the Company’s balance sheet, but is reported as a component of the equity investment.
TSYS Acquiring Solutions, L.L.C.
     Vital Processing Services, L.L.C. (Vital), a limited liability company, was established in May 1996 as a 50/50 joint venture between TSYS and Visa U.S.A. (Visa). Vital was rebranded as TSYS Acquiring in April 2006. TSYS Acquiring provides integrated end-to-end electronic transaction processing services to financial institutions and other merchant acquirers. TSYS Acquiring processes all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of retail market segments.
     On March 1, 2005, TSYS acquired the remaining 50% of Vital from Visa for $95.8 million in cash, including direct acquisition costs of $794,000. TSYS Acquiring is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring’s balance sheet and results of operations in TSYS’ consolidated financial statements. In accordance with authoritative accounting guidelines, TSYS recorded the acquisition of the incremental 50% interest as a business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company finalized the purchase price allocation during the first quarter of 2006 and has allocated $30.2 million to goodwill, $30.5 million to other identifiable intangible assets and the remaining amount to the assets and liabilities acquired. Of the $30.5 million other identifiable intangible assets, the Company has allocated $18.5 million to computer software and the remaining amount to other intangible assets. The acquisition of TSYS Acquiring allows TSYS to be a provider of value-based services at both ends of the payment chain and allows TSYS to expand the services offered to the Company’s largest customers. Revenues associated with TSYS Acquiring are included in merchant services and are classified in merchant acquiring services for segment reporting purposes.
     Since TSYS acquired less than 100% of the outstanding shares of the acquired enterprise, the valuation of assets acquired and liabilities assumed in the acquisition was based on a pro rata allocation of the fair values of the assets acquired and liabilities assumed and the historical financial statement carrying amounts of the assets and liabilities of the acquired enterprise. As a result, TSYS recorded the fair value of the 50% interest of TSYS Acquiring’s assets acquired and liabilities assumed as of March 1, 2005. The Company recorded the remaining 50% interest of TSYS Acquiring’s assets and liabilities at historical carrying values. The purchase price allocation is presented below:

(in thousands)

Cash and cash equivalents	$19,399
Intangible assets	30,500
Goodwill	30,211
Other assets	47,563

Total assets acquired	127,673

Other liabilities	31,830

Total liabilities assumed	31,830

Minority interest	49

Net assets acquired	$95,794

Pro forma
     Presented below are the pro forma consolidated results of operations for the nine months ended September 30, 2005, as though the acquisition of TSYS Acquiring had occurred on January 1, 2005. This pro forma information is based on the historical financial statements of TSYS Acquiring. Pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of TSYS and TSYS Acquiring, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Nine months ended
(in thousands, except per share data)	September 30, 2005

Revenues	$1,225,786
Net income	146,826
Basic earnings per share	0.74
Diluted earnings per share	0.74
     The pro forma impact of the TSYS Card Tech acquisition on revenues and net income for periods prior to the acquisition was not material.

TOTAL SYSTEM SERVICES, INC.
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Financial Overview
     Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS’ services are provided primarily through the Company’s cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States and internationally. The Company currently offers merchant acquiring services to financial institutions and other organizations mainly through its majority owned subsidiary, GP Network Corporation (GP Net), and its wholly owned subsidiary, TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring).
     Due to the somewhat seasonal nature of the credit card industry, TSYS’ revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or declines in card portfolios of existing clients, the conversion of cardholder accounts of new clients to the Company’s processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor which may affect TSYS’ revenues and results of operations from time to time, is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor. Consolidation in either the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS’ financial position, results of operations and cash flows in the future.
     A significant amount of the Company’s revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of the Company’s total revenues, generally provide for discounts on certain services based on the size and activity of clients’ portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a change in client mix directed toward larger clients and increasing pressure on the Company’s operating profit margins.
     With the purchase of TSYS Card Tech, Ltd. on July 11, 2006, the Company began offering server-based software license arrangements, consulting and implementation services, maintenance agreements, as well as processing services, for comprehensive TSYS card issuing and merchant acquiring capabilities worldwide. New software license revenue is generally recognized together with the associated services based on contract accounting using either the percentage-of-completion or completed-contract method, provided that vendor specific objective evidence (VSOE) exists with respect to any undelivered element, which is generally the maintenance agreement. Maintenance and processing revenues are recognized ratably over the terms of their respective contracts. Revenue from third party software and hardware sales is recognized when all revenue recognition criteria have been met.
     The Company provides services to its clients including processing consumer, retail, commercial, government services, stored value and debit cards. Below is a general description of each type of account:

Account type	Description
Consumer	Visa and MasterCard credit cards; American Express cards

Retail	Private label

Commercial	Purchasing cards, corporate cards and fleet cards for employees

Government services	Student loan processing accounts

Stored value	Prepaid cards, including loyalty incentive cards, flexible spending cards and gift cards

Debit	On-line (PIN-based) and off-line (signature-based) accounts
     Refer to the tables in Electronic Payment Processing Services of Results of Operations for more information summarizing TSYS’ accounts on file (AOF) information as of September 30, 2006 and 2005, respectively.
     A summary of the financial highlights for 2006, as compared to 2005, is provided below:

	Three months ended			Nine months ended
	September 30,			September 30,
(in millions, except per share data)
	2006	2005	% Change	2006	2005	% Change

Revenues before reimbursables	$342.3	342.1	0.1%	$1,014.7	953.5	6.4%
Total revenues	441.8	422.0	4.7	1,283.3	1,182.2	8.5
Operating income	72.3	72.3	(0.1)	228.8	215.0	6.4
Net income	54.3	48.1	13.0	162.1	144.8	11.9
Basic EPS	0.28	0.24	13.4	0.82	0.73	12.0
Diluted EPS	0.28	0.24	13.3	0.82	0.73	12.0
     Significant highlights for 2006 include:
Corporate
•	Announced that its Board of Directors approved a share repurchase plan to purchase up to 2 million shares of the Company’s stock.

•	Announced that its Board of Directors approved a quarterly cash dividend of $0.07 per share, an increase of 16.7 percent from the previous dividend rate of $0.06 per share.
Domestic
•	Converted the vast majority of the Capital One account portfolio onto its TS2 platform. In a related transaction, Capital One became the first client on the new TSYS Loyalty Platform, and is currently processing loyalty transactions on this industry-leading platform.

•	Converted approximately 6 million accounts for The Toronto-Dominion Bank, known as TD Bank Financial Group, and is providing a range of processing and support services for its consumer and commercial credit card accounts.

•	Reached a long-term agreement with Wachovia Corporation to provide core-processing and other related services in support of their re-entry into the consumer credit-card line of business.

•	Renewed its multi-year agreement to provide CompuCredit Corp. of Atlanta, Ga., one of the nation’s largest credit card providers, processing and related services for its portfolio of cardholder accounts.

•	Deconverted the Sears consumer MasterCard and private-label accounts in June 2006, as well as deconverted the Bank of America consumer card portfolio in October 2006.
International
•	Announced Toyota Finance Corporation as TSYS’ first processing relationship in Japan. TSYS now supports a new co-branded Visa offered by Toyota Finance and Nikko Cordial Securities. Through this relationship, TSYS provides multi-currency and multi-function support for cardholders with domestic and overseas transactions, making it the first product of its kind in Japan.

•	Announced a new relationship in Japan with United Cinemas Co. to process its new Cinema Gift Card, a prepaid product.

•	Increased its equity interest in China UnionPay Data Services Co., Ltd (“CUP Data”), to 44.56%. The partnership is further strengthened by continued technology and service expertise offered by TSYS.

•	Continued expansion of TSYS’ global footprint with the acquisition of London-based Card Tech, Ltd., now known as TSYS Card Tech, for an aggregate consideration of approximately $59.3 million. The acquisition enables TSYS to offer more technology choices with the right combination of scale and functionality that are attractive to small, medium and large banks in global emerging markets. The acquisition of TSYS Card Tech expands the number of countries in which TSYS has clients to 76.
Merchant Acquiring
•	Announced plans with Discover Financial Services LLC for TSYS Acquiring to integrate clearing and settlement processing for Discover Network card acceptance into its offering for merchant acquirers and independent sales organizations.

•	Reached agreements through TSYS Acquiring with Delta Payment Solutions and New England Bankcard Association to provide merchant acquiring services.

•	Renewed a long term relationship with Heartland Payment Systems, one of the nation’s largest merchant acquiring services entities.
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

Critical Accounting Policies and Estimates
     The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to gain a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed.
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
     Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers and grow internationally, loss of the Company’s major customers or other significant clients, an inability to grow through acquisitions or successfully integrate acquisitions, an inability to control expenses, technology changes, financial services consolidation, change in regulatory mandates, a decline in the use of cards as a payment mechanism, a decline in the financial stability of the Company’s clients and uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company’s financial position, results of operations and cash flows. For a detailed discussion regarding the Company’s risk factors, see “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     For a detailed discussion regarding the Company’s critical accounting policies and estimates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2006.
GOODWILL: The Company’s annual impairment analyses of its unamortized goodwill balances as of May 31, 2006 did not indicate any impairment.
Related Party Transactions
     The Company provides electronic payment processing and other services to its parent company, Synovus Financial Corp. (Synovus) and its affiliates, and to the Company’s equity investment, Total System Services de México, S.A. de. C.V. (TSYS de México). The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company’s margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS’ consolidated financial statements.
Line of Credit
     TSYS had a $45.0 million long-term line of credit from a banking affiliate of Synovus. The line was an automatic draw down facility. Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on TSYS’ line of credit.

Off-Balance Sheet Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30, 2006 and 2005, respectively:

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2006	2005	2006 vs. 2005
Revenues:
Electronic payment processing services	52.5%	53.2%	3.5%
Merchant acquiring services	14.8	17.6	(11.7)
Other services	10.2	10.3	2.6

Revenues before reimbursable items	77.5	81.1	0.1
Reimbursable items	22.5	18.9	24.5

Total revenues	100.0	100.0	4.7

Expenses:
Salaries and other personnel expense	31.5	28.8	14.7
Net occupancy and equipment expense	17.2	18.3	(1.7)
Other operating expenses	12.4	16.9	(22.7)

Expenses before reimbursable items	61.1	64.0	0.1
Reimbursable items	22.5	18.9	24.5

Total expenses	83.6	82.9	5.7

Operating income	16.4	17.1	(0.1)
Nonoperating income	0.7	0.4	116.7

Income before income taxes, minority interest and equity in income of equity investments	17.1	17.5	2.4
Income taxes	5.1	6.3	(16.4)

Income before minority interest and equity in income of equity investments	12.0	11.2	13.1
Minority interests in consolidated subsidiaries’ net income	0.0	0.0	191.1
Equity in income of equity investments	0.3	0.2	21.3

Net income	12.3%	11.4%	13.0%

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30, 2006 and 2005, respectively:

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2006	2005	2006 vs. 2005
Revenues:
Electronic payment processing services	53.4%	54.7%	6.1%
Merchant acquiring services	15.2	14.4	14.9
Other services	10.5	11.6	(2.6)

Revenues before reimbursable items	79.1	80.7	6.4
Reimbursable items	20.9	19.3	17.5

Total revenues	100.0	100.0	8.5

Expenses:
Salaries and other personnel expense	29.7	28.3	13.9
Net occupancy and equipment expense	17.7	18.0	6.6
Other operating expenses	13.9	16.2	(7.0)

Expenses before reimbursable items	61.3	62.5	6.4
Reimbursable items	20.9	19.3	17.5

Total expenses	82.2	81.8	9.0

Operating income	17.8	18.2	6.4
Nonoperating income	0.7	0.2	218.2

Income before income taxes, minority interest and equity in income of equity investments	18.5	18.4	9.2
Income taxes	6.1	6.6	0.4

Income before minority interest and equity in income of equity investments	12.4	11.8	14.2
Minority interests in consolidated subsidiaries’ net income	0.0	0.0	155.8
Equity in income of equity investments	0.2	0.5	(42.3)

Net income	12.6%	12.3%	11.9%

Revenues
     Total revenues increased $19.8 million and $101.1 million, or 4.7% and 8.5%, respectively, during the three and nine months ended September 30, 2006, compared to the same periods in 2005. The increase in revenues for the three and nine months ended September 30, 2006 includes an increase of $2.0 million and a decrease of $2.1 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $238,000 and $61.1 million, or 0.1% and 6.4%, respectively, during the three and nine months ended September 30, 2006, compared to the same periods in 2005. Total revenues also include $6.3 million of revenue for TSYS Card Tech for the three months and the nine months ended September 30, 2006.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. With the acquisition of TSYS Card Tech, TSYS has extended its geographic reach into Asia Pacific, Europe, the Middle East and Africa, and as such, has increased its international revenues.
     Total revenues from clients domiciled outside the United States for the three and nine months ended September 30, 2006 and 2005, respectively, are summarized below:

	Three months ended			Nine months ended
	September 30,			September 30,
(in millions)	2006	2005	% Change	2006	2005	% Change
Europe	$43.7	34.2	27.6%	$112.6	98.9	14.5%
Canada	25.4	23.2	9.5	71.5	66.6	7.3
Japan	5.0	4.0	26.8	13.4	11.6	15.5
Mexico	3.2	1.9	63.2	8.5	5.3	60.9
Other	4.9	0.6	nm	7.5	1.8	nm

Total	$82.2	63.9	28.6%	$213.5	184.2	15.9%

nm = not meaningful
Note: TSYS’ international revenues are generated by TSYS and its consolidated entities. The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting, and therefore, TSYS does not include the revenues of its equity investments in consolidated revenues.
     Total revenues from clients based in Europe were $43.7 million and $112.6 million for the three and nine months ended September 30, 2006, a 27.6% and 14.5% increase compared to $34.2 million and $98.9 million for the same periods last year. The increase in revenues in 2006 from clients based in Europe was a result of internal growth of existing clients and the increased use of value added products and services, netted against the effects of currency translation, which were approximately $1.1 million for the nine months ended September 30, 2006.
     Total revenues from clients based in Mexico were $3.2 million and $8.5 million for the three and nine months ended September 30, 2006, a 63.2% and 60.9% increase compared to the $1.9 million and $5.3 million for the same periods last year. The growth in revenues in 2006 from clients based in Mexico was a result of the conversion of new accounts and the growth of existing clients.
     International revenues for the quarter ended September 30, 2006 include revenues of approximately $6.3 million associated with TSYS Card Tech for several countries and regions, including Europe, Japan and Other.
Value Added Products and Services
     The Company’s revenues are impacted by the use of optional value added products and services of TSYS’ processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included mainly in electronic payment processing services revenue.
     For the three months ended September 30, 2006 and 2005, value added products and services represented 12.5% and 12.4%, respectively, of total revenues. For the nine months ended September 30, 2006 and 2005, value added products and services represented 12.7% and 12.5%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 5.6%, or $2.9 million, and 10.18%, or $15.0 million, for the three and nine months ended September 30, 2006 compared to the same periods last year.
Major Customers
     A significant amount of the Company’s revenues is derived from long-term contracts with large clients, including its major customers, one of which is Bank of America. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. With the acquisition of TSYS Acquiring on March 1, 2005, the Company’s revenues include revenues derived from providing merchant acquiring services to one of these clients, Bank of America. Refer to Notes 4 and 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the major customers and the acquisition of TSYS Acquiring, respectively.
     On January 25, 2005, the Company announced that it had extended its agreement with Bank of America for an additional five years through 2014. Additionally, on October 6, 2005, TSYS Acquiring announced the renewal of its agreement to provide merchant acquiring services to Bank of America.
     On June 30, 2005, Bank of America announced its planned acquisition of MBNA. In December 2005, TSYS received official notification from Bank of America of its intent, pending its acquisition of MBNA, to shift the processing of its consumer card portfolio in house in October 2006. On January 1, 2006, Bank of America’s acquisition of MBNA was completed and in October 2006 TSYS deconverted the Bank of America consumer card portfolio. TSYS continues to provide commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America, according to the terms of the existing agreements for those services.
     TSYS’ processing agreement with Bank of America provided that Bank of America could terminate its agreement with TSYS for consumer credit card services upon the payment of a termination fee, the amount of which was dependent upon several factors. This fee of approximately $68.9 million was received in October 2006 in conjunction with the Bank of America consumer card portfolio deconversion. As a result of the deconversion, TSYS accelerated the amortization of approximately $6 million in contract acquisition costs (comprised of $4 million of amortization related to payments for processing rights, which was recorded as a reduction of revenues, and $2 million of amortization expense related to conversion costs). The loss of Bank of America, or any significant client, could have a material adverse effect on the Company’s financial position, results of operations and cash flows. TSYS’ management believes that the loss of revenues from the Bank of America consumer card portfolio for the months of 2006 subsequent to the deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2006. However, the Company’s management believes that the termination fee associated with the Bank of America deconversion, offset by the loss of processing revenues subsequent to the deconversion and the acceleration of amortization of contract acquisition costs, will have a positive effect on the Company’s financial position, results of operations and cash flows for the year ending December 31, 2006.
     For the three and nine months ended September 30, 2006, Bank of America accounted for approximately 24.7%, or $109.1 million, and 23.9%, or $307.2 million, respectively, of total revenues. This amount consists of processing revenues for consumer, commercial and merchant services, as well as reimbursable items. Of the $109.1 million for the three months ended September 30, 2006, approximately $40.7 million, or 37.3%, was derived from Bank of America for reimbursable items. Of the $307.2 million for the nine months ended September 30, 2006, approximately $112.8 million, or 36.7%, was derived from Bank of America for reimbursable items. Bank of America accounted for approximately $68.4 million, or 20.0%, and $194.4 million, or 19.2%, of revenues before reimbursable items for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, Bank of America accounted for 21.7%, or $91.5 million, and 22.1%, or $261.5 million, respectively, of total revenues. The majority of the increase in revenues derived from Bank of America for 2006, as compared to 2005, is the result of including TSYS Acquiring’s revenues for merchant acquiring services from Bank of America.
     For the three and nine months ended September 30, 2006, the Company had another major client that accounted for approximately 10.6%, or $46.8 million, and 10.5%, or $134.9 million, respectively, of total revenues. For the three and nine months ended September 30, 2005, this client accounted for approximately 10.7%, or $45.0 million, and 9.8%, or $115.9 million, respectively, of total revenues. The loss of this client, or any significant client, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
     Revenues from major customers for the periods reported are primarily attributable to the domestic-based support services segment and merchant acquiring services segment.
Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $7.8 million, or 3.5%, and $39.3 million, or 6.1%, for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Included in electronic payment processing services are revenues of approximately $5.9 million related to TSYS Card Tech.
AOF Data (in millions):

	2006	2005	% Change
At September 30,	400.0	430.1	(7.0)
QTD Average	385.8	424.6	(9.2)
YTD Average	413.6	389.4	6.2
AOF by Portfolio Type (in millions):

	2006		2005
At September 30,	AOF	%	AOF	%	% Change
Consumer	259.3	64.8	264.1	61.4	(1.8)
Retail	51.5	12.9	85.4	19.9	(39.7)
Commercial	32.5	8.1	30.1	7.0	7.9
Stored value	31.7	7.9	24.7	5.7	28.3
Government services	20.7	5.2	18.3	4.3	13.3
Debit	4.3	1.1	7.5	1.7	(41.7)

Total	400.0	100.0	430.1	100.0	(7.0)

     Note: Certain accounts previously classified as Retail have been reclassified as Stored Value to conform with the presentation adopted in the second quarter of 2006.

AOF by Geographic Area (in millions):

	2006		2005
At September 30,	AOF	%	AOF	%	% Change
Domestic	334.8	83.7	375.3	87.3	(10.8)
International	65.2	16.3	54.8	12.7	19.0

Total	400.0	100.0	430.1	100.0	(7.0)

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company’s processing clients.
Activity in AOF (in millions):

	September 2005 to	September 2004 to
	September 2006	September 2005
Beginning balance	430.1	315.3
Internal growth of existing clients	38.0	44.5
New clients	33.1	79.3
Purges/Sales	(13.9)	(7.9)
Deconversions	(87.3)	(1.1)

Ending balance	400.0	430.1

     On March 31, 2004, Bank of America acquired FleetBoston. In connection with the extended agreement with Bank of America, TSYS converted the FleetBoston card portfolio to TSYS’ processing system in March 2005.
     On October 13, 2004, TSYS finalized a definitive agreement with J.P. Morgan Chase & Co. (Chase) to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term. TSYS expects that Chase will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in 2007.
     In August 2005, TSYS finalized a five year definitive agreement with Capital One Financial Corporation (Capital One) to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS plans to complete the conversion of Capital One’s portfolio from its in house processing system to TS2 in phases, beginning in July 2006 and ending in early 2007. In October 2006, TSYS converted the vast majority of the Capital One portfolio onto its TS2 platform. TSYS expects to maintain the card processing functions of Capital One for at least five years. After a minimum of three years of processing with TSYS, the agreement provides Capital One the opportunity to license TS2 under a long-term payment structure.
     Current 2006 earnings estimates assume that TSYS will recognize revenues and costs associated with converting, processing and servicing the Capital One portfolio beginning in the fourth quarter of 2006.
     In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS’ pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup would move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that occurred in June 2006. For the nine months ended September 30, 2006, TSYS’ revenues from the agreement with Sears represented less than 10% of TSYS’ consolidated revenues. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank’s Banamex USA consumer accounts, according to the terms of the existing agreements for those portfolios. TSYS’ management believes that the loss of revenues from the Sears portfolio for the months of 2006 subsequent to the deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2006.
Merchant Acquiring Services
     Merchant acquiring services revenues are derived from providing acquiring solutions, related systems and integrated support services to financial institutions and other merchant acquirers. Revenues from merchant acquiring services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of retail market segments. Merchant acquiring services’ products and services include: authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale equipment sales and service.
     On March 1, 2005, TSYS acquired the remaining 50% of TSYS Acquiring, formerly operating as Vital Processing Services, L.L.C., from Visa for $95.8 million in cash, including direct acquisition costs of $794,000. TSYS Acquiring is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring’s balance sheet and results of operations. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring.
     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring and majority owned subsidiary GP Net. Revenue for the three and nine months ended September 30, 2006 was $65.5 million and $195.3 million, respectively, compared to $74.2 million and $170.0 million for the same periods last year. The increase for the nine months is completely attributable to the consolidation of TSYS Acquiring’s results effective March 1, 2005. Prior to the acquisition of TSYS Acquiring, TSYS’ revenues included fees TSYS charged to TSYS Acquiring for back-end processing support.
     Revenues from merchant acquiring services are down for the three months ended September 30, 2006, as compared to the same period in 2005, as the result of closing the point of sale terminal distribution sales office during the first quarter of 2006. TSYS Acquiring is also experiencing a moderate market price compression and reduction of revenues due to deconversions.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and the number of clearing and settlement transactions. TSYS Acquiring’s authorizations and data capture transactions are primarily through dial-up or Internet connectivity.
     During the third quarter of 2006, TSYS Acquiring renewed long-term agreements with two clients, as well as signed five new clients. TSYS Acquiring also announced plans to integrate clearing and settlement processing for Discover Network card acceptance into its offering for merchant acquirers and independent sales organizations.
     TSYS Acquiring is also expanding its product and service offerings to include enhanced gift card, enhanced statements, new Internet-based reporting capabilities and contactless payments. During the third quarter of 2006, TSYS Acquiring began offering merchant cash advance services and upgraded Dynamic Currency Conversion (DCC) multi-currency processing services.
     Effective January 1, 2006, Golden Retriever Systems L.L.C. became a wholly owned subsidiary of Enhancement Services Corporation. Also effective January 1, 2006, Merlin Solutions, L.L.C. became a wholly owned subsidiary of TSYS. Both entities were previously wholly owned subsidiaries of TSYS Acquiring and were reported under the merchant acquiring services segment. Effective January 1, 2006, the financial results of the two entities are included in the domestic-based support services segment. The segment results for previous periods have been reclassified to reflect the change.
Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS’ business process management services. Revenues from other services increased $1.1 million, or 2.6%, for the three months ended September 30, 2006, compared to the same period in 2005. Revenues from other services decreased $3.5 million, or 2.6%, for the nine months ended September 30, 2006, compared to the same period in 2005. Other services revenue for the third quarter increased as a result of greater growth in redemption services from ESC Loyalty. Other services revenue decreased for the nine months primarily due to the loss of call center revenue.
Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $19.6 million, or 24.5%, for the three months ended September 30, 2006, as compared to the same period last year. Reimbursable items increased $39.9 million, or 17.5%, for the nine months ended September 30, 2006, as compared to the same period last year. Of the $39.9 million increase for the nine months ended September 30, 2006, $7.3 million is attributable to TSYS Acquiring.
     The majority of reimbursable items relates to the Company’s domestic-based clients and is primarily costs associated with postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Effective January 8, 2006, the United States Postal Service increased the rate of first class mail. The increase in reimbursable items due to the increase in postal rates is expected to be negatively impacted by the decrease in reimbursable items associated with the deconversion of the Citibank Sears portfolio in June 2006 and Bank of America’s consumer card portfolio in October 2006.
     In May 2006, TSYS’ collection subsidiary renegotiated a contract with its largest client. One of the provisions that was changed related to the handling of attorney fees and court costs. In reviewing the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” TSYS met the indicators of “gross reporting,” specifically TSYS is the primary obligor and adds value as part of the service. As a result, TSYS has recognized $6.3 million and $7.7 million of attorney fees and court costs for the three months and nine months ended September 30, 2006, respectively, as reimbursable items.
     A summary of reimbursable item revenues for the three and nine months ended September 30, 2006, as compared to 2005, is provided below:

	Three months ended			Nine months ended
(in thousands)	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Postage	$48,783	37,955	28.5%	$134,384	120,592	11.4%
Card association access fees	19,344	19,635	(1.5)	57,237	47,930	19.4
Other	31,350	22,279	40.7	76,968	60,130	28.0

Total	$99,477	79,869	24.5%	$268,589	228,652	17.5%

Operating Expenses
     Total expenses increased 5.7% and 9.0% for the three and nine months ended September 30, 2006, compared to the same periods in 2005. The increase in expense includes an increase of $1.6 million and a decrease of $2.5 million for the three and nine months ended September 30, 2006, respectively, related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total expenses increased 0.1% and 6.4% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three and nine months ended September 30:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Salaries	$101,050	91,344	10.6%	$285,030	256,496	11.1%
Employee benefits	31,124	27,277	14.1	79,944	76,079	5.1
Nonemployee wages	12,381	8,577	44.4	33,148	26,294	26.1
Share-based compensation	2,129	566	nm	6,574	849	nm
Other	2,810	2,210	27.2	9,030	5,766	56.6
Less capitalized expenses	(10,312)	(8,585)	20.1	(32,781)	(31,143)	5.3

Total	$139,182	121,389	14.7%	$380,945	334,341	13.9%

nm = not meaningful
     Salaries and other personnel expense increased $17.8 million, or 14.7%, for the three months ended September 30, 2006, compared to the same period in 2005. For the nine months ended September 30, 2006, salaries and other personnel expense increased $46.6 million, or 13.9%, compared to the same period in 2005. Of the $46.6 million increase for the nine months for 2006, $11.8 million is the result of employee-related expenses of TSYS Acquiring. In addition, the change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes salary bonuses, profit sharing and employer 401(k) expenses. For the three months ended September 30, 2006 and 2005, the Company accrued $14.8 million and $13.5 million, respectively, for performance-based incentives. For the nine months ended September 30, 2006 and 2005, the Company accrued $26.3 million and $33.0 million, respectively, for performance-based incentives.

     With the acquisition of TSYS Card Tech, TSYS added 204 employees and approximately $2.9 million of employment expenses for the three months and nine months ended September 30, 2006, respectively.
     The Company’s salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:

Employee Data:
(Full-time Equivalents)	2006	2005	% Change
At September 30,	6,779	6,522	3.9
QTD Average	6,639	6,483	2.4
YTD Average	6,616	6,223	6.3
     The Company maintains share-based employee compensation plans for purposes of incenting and retaining employees. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised) (SFAS No. 123R) “Share-Based Payment,” which the Company adopted on January 1, 2006. SFAS No. 123R requires the Company to recognize compensation expense for the nonvested portion of outstanding share-based compensation granted in the form of stock options based on the grant-date fair value of those awards. Refer to Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on share-based compensation.
     Share-based compensation expenses include the impact of expensing the fair value of stock options in 2006, as well as expenses associated with nonvested shares. For the three months ended September 30, 2006, share-based compensation was $2.1 million, compared to $566,000 for the same period in 2005. For the nine months ended September 30, 2006, share-based compensation was $6.6 million, compared to $849,000 for the same period in 2005.
     TSYS also announced the discontinuance of operations at its Jacksonville, Florida office effective November 2006, affecting 74 employees. The Jacksonville office provided information technology support for several processing products.
Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expense:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Depreciation and amortization	$31,385	28,864	8.7%	$92,584	80,381	15.2%
Equipment and software rentals	26,451	28,687	(7.8)	83,494	74,420	12.2
Repairs and maintenance	12,546	11,855	5.8	33,943	33,657	0.8
Impairment of developed software	—	482	nm	—	3,619	nm
Other	5,429	7,246	(25.1)	16,843	20,693	(18.6)

Total	$75,811	77,134	(1.7)%	$226,864	212,770	6.6%

nm = not meaningful
     Net occupancy and equipment expense decreased $1.3 million, or 1.7%, and increased $14.1 million, or 6.6%, for the three and nine months ended September 30, 2006 over the same periods in 2005, respectively. Of the $14.1 million increase for the nine months ended September 30, 2006, $5.7 million is the result of occupancy and equipment related expenses of TSYS Acquiring. With the acquisition of TSYS Card Tech, TSYS added approximately $0.9 million of occupancy and equipment expenses for the three months and nine months ended September 30, 2006, respectively.
     Depreciation and amortization increased for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, as a result of the depreciation and amortization associated with TSYS Acquiring, as well as the acceleration of amortization of software licenses that are under processing capacity or MIPS agreements. These licenses are amortized using a units-of-production basis. As a result of the deconversions scheduled during this year and next year, TSYS’ total future MIPS are expected to decline, resulting in an increase in software amortization for the periods prior to the deconversion dates. As it converted the vast majority of the Capital One portfolio, TSYS was operating at its highest production capacity in the Company’s history. This capacity level was designed to maintain the service the processing needs of all clients and will be reduced as certain clients begin deconverting, starting in October 2006.
     The Company’s equipment and software rentals increased for the nine months in 2006, as compared to 2005, as a result of software licenses that are leased under processing capacity or MIPS agreements, as well as increased equipment expenses associated with providing additional capacity for the scheduled Capital One portfolio conversions.
     Through December 2004, the Company invested a total of $6.3 million in developing its Integrated Payments (IP) Platform supporting the on-line and off-line debit and stored value markets. IP Platform would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing..
     Development relating specifically to the IP on-line debit platform primarily consisted of a third-party software solution. During the first quarter of 2005, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. With the acquisition of TSYS Acquiring and debit alternatives now available, TSYS determined that it would no longer market this third-party software product as its on-line debit solution. TSYS will continue to support this product for existing clients and will enhance and develop a new solution. As a result, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to this asset during the first quarter of 2005. The impairment charge is reflected in the domestic-based support services segment. As of September 30, 2006, the Company has $0.7 million capitalized, net of amortization, related to this asset.
Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three and nine months ended September 30, 2006 and 2005:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Third-party data processing services	$9,399	14,055	(33.1)%	$30,157	30,505	(1.1)%
Supplies and stationery	7,332	7,109	3.1	21,515	21,179	1.6
Court costs associated with debt collection services	6,576	8,211	(19.9)	20,647	24,487	(15.7)
Professional advisory services	5,621	7,824	(28.2)	17,322	15,717	10.2
Travel and business development	5,383	4,181	28.8	14,324	11,567	23.8
Amortization of conversion costs	4,533	4,142	8.1	13,913	11,450	21.5

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Terminal deployment costs	2,500	6,772	(63.1)	10,134	16,483	(38.5)
Management fees	1,953	2,054	(4.6)	6,784	6,145	10.4
Amortization of acquisition intangibles	1,356	868	56.2	3,072	2,343	31.1
Transaction processing provisions	414	3,039	(86.4)	7,914	7,634	3.7
Bad debt expense	157	1,637	(90.4)	(60)	4,125	(101.4)
Other	9,864	11,353	(12.8)	32,305	39,814	(18.9)

Total	$55,088	71,245	(22.7)%	$178,027	191,449	(7.0)%

     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with the Company’s debt collection business. Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section in the 2005 Form 10-K, management’s evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.
     Other operating expenses for the three months ended September 30, 2006 decreased $16.2 million, or 22.7%, as compared to the same period in 2005. Other operating expenses for the nine months ended September 30, 2006 decreased $13.4 million, or 7.0%, as compared to the same period in 2005. The decrease of $13.4 million in operating expenses for the nine months ended September 30, 2006, as compared to the same period in 2005, is primarily the result of decline in the terminal deployment expenses associated with the point of sale terminal distribution sales office and the recognized attorney fees and court costs associated with debt collection services as reimbursable items.
     With the acquisition of TSYS Card Tech, TSYS added approximately $2.2 million of other expenses for the three months and nine months ended September 30, 2006, respectively.
Operating Income
     Operating income decreased 0.1% and increased 6.4% for the three and nine months ended September 30, 2006 over the same periods in 2005. The Company’s operating profit margin for the three and nine months ended September 30, 2006 was 16.4% and 17.8%, respectively, compared to 17.1% and 18.2% for the same periods last year. TSYS’ operating margin decreased for the three months and nine months ended September 30, 2006, as compared to the same periods in 2005, as the result of expenses increasing at a faster rate than revenues. The growth in expenses for the three months and nine months ended September 30, 2006, respectively, was the result of increased expenses associated with maintaining processing capacity at the high levels necessary to convert new processing clients prior to clients deconverting, as well as increased expenses associated with performance-based incentives.
Nonoperating Income (Expense)
     Interest income for the three months ended September 30, 2006 was $3.4 million, an increase of $1.8 million, compared to $1.6 million for the same period in 2005. Interest income for the nine months ended September 30, 2006 was $9.3 million, an increase of $5.4 million, compared to $3.9 million for the same period in 2005. The increase in interest income is primarily attributable to the fluctuations in cash available for investment and changes in short-term interest rates.
     Interest expense for the three months ended September 30, 2006 was $235,000, an increase of $151,000, compared to $84,000 for the same period in 2005. Interest expense for the nine months ended

September 30, 2006 was $364,000, an increase of $105,000, compared to $259,000 for the same period in 2005.
     In connection with the acquisition of TSYS Card Tech, the Company loaned $59.3 million to its UK operation as an intercompany loan. The financing requires the unit to repay the loan in US dollars. The functional currency of the European operations is the British Pound Sterling (BPS). As the Company translates the European financial statements into US dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the US-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of the restructuring, the Company recorded a foreign currency translation gain on the Company’s financing with its European operations during the third quarter of 2006 of $1.6 million. The balance of the financing at September 30, 2006 was approximately $59.3 million.
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $282,000 and $195,000 for the three and nine months ended September 30, 2006, respectively, relates to the translation of cash accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2006 was approximately $30.2 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate for the three months ended September 30, 2006 was 29.4%, compared to 36.1% for the same period in 2005. TSYS’ effective income tax rate for the nine months ended September 30, 2006 was 32.8%, compared to 35.3% for the same period in 2005. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments.
     In July 2006, TSYS changed the structure of its European operation from a branch structure to a statutory structure that will facilitate continued expansion in the European region. TSYS adopted the permanent reinvestment exception under Accounting Principles Board Opinion No. 23 (APB 23) “Accounting for Income Taxes – Special Areas,” with respect to future earnings of certain foreign subsidiaries. As a result, TSYS now considers foreign earnings related to these foreign operations to be permanently reinvested.
     The new statutory structure provides TSYS with marketing and personnel hiring advantages when compared to the former branch office, as well as providing TSYS with certain U.S. and U.K. tax benefits. As a result of the new structure, TSYS reduced previously established tax reserves that would no longer be required under the new structure in the amount of $5.6 million in the third quarter of 2006. In third quarter of 2006, TSYS also reassessed its contingencies for federal and state exposures, which resulted in an increase in tax contingency amounts by approximately $1.5 million.

     During the first quarter of 2006, TSYS received notices of proposed adjustments relating to taxes due for the years 2000 through 2003. As a result, TSYS recorded a reduction in previously recorded income tax liabilities of $1.7 million which reduced income tax expense for the first quarter of 2006.
     TSYS continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, TSYS’ effective tax rate may fluctuate in the future.
Equity in Income of Equity Investments
     TSYS’ share of income from its equity in equity investments was $1.2 million and $991,000 for the three months ended September 30, 2006 and 2005, respectively. TSYS’ share of income from its equity in equity investments was $3.1 million and $5.3 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the first nine months is primarily attributable to the purchase of the remaining 50% of TSYS Acquiring on March 1, 2005 and the inclusion of TSYS Acquiring’s operating results in TSYS’ consolidated statement of income. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring.
Total System Services de México, S.A. de C.V.
     The Company has an equity investment with a number of Mexican banks and records its 49% ownership in the equity investment using the equity method of accounting. The operation, Total System Services de México, S.A. de C.V. (TSYS de México), prints statements and provides card-issuing support services to the equity investment clients.
     During the three and nine months ended September 30, 2006, the Company’s equity in income of equity investments related to TSYS de México was $857,000 and $2.5 million, respectively, representing a 4.7% decrease and 18.2% increase, or $134,000 and $380,000, compared to $991,000 and $2.1 million, respectively, for the same periods last year.
     TSYS pays TSYS de México a processing support fee for certain client relationship and network services that TSYS de México has assumed from TSYS. TSYS paid TSYS de México a processing support fee of $32,000 and $36,000 for the three months ended September 30, 2006 and 2005, respectively. TSYS paid TSYS de México a processing support fee of $112,000 and $105,000 for the nine months ended September 30, 2006 and 2005, respectively.
China UnionPay Data Co., Ltd.
     Effective November 1, 2005, the Company purchased an initial 34.04% equity interest in China UnionPay Data Co., Ltd. (CUP Data), the payments-processing subsidiary of China UnionPay Co., Ltd. (CUP). CUP is sanctioned by the People’s Bank of China, China’s central bank, and has become one of the world’s largest and fastest growing payments networks. CUP Data currently provides transaction processing, disaster recovery and other services for banks and bankcard issuers in China. TSYS’ equity in income of equity investments related to CUP Data was approximately $345,000 and $604,000 for the three and nine months ended September 30, 2006.
     Effective August 1, 2006, TSYS increased its ownership interest in CUP Data to 44.56% upon its receipt of regulatory approval in China. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of CUP Data.

TSYS Acquiring Solutions, L.L.C.
     As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring’s balance sheet and results of operations in TSYS’ consolidated financial statements beginning March 1, 2005. For the two months in 2005 prior to the acquisition, the Company’s equity in income of equity investments related to TSYS Acquiring was $3.2 million.
Net Income
     Net income for the three months ended September 30, 2006 increased 13.0%, or $6.2 million, to $54.3 million, or basic and diluted earnings per share of $0.28, compared to $48.1 million, or basic and diluted earnings per share of $0.24, for the same period in 2005. Net income for the nine months ended September 30, 2006 increased 11.9%, or $17.3 million, to $162.1 million, or basic and diluted earnings per share of $0.82, compared to $144.8 million, or basic and diluted earnings per share of $0.73, for the same period in 2005.
Net Profit Margin
     The Company’s net profit margin for the three months ended September 30, 2006 was 12.3%, compared to 11.4% for the same period last year. The Company’s net profit margin for the nine months ended September 30, 2006 was 12.6%, compared to 12.3% for the same period last year.
     The Company’s net profit margin is also impacted by the acquisition of TSYS Acquiring. Prior to acquiring control, TSYS accounted for its investment in TSYS Acquiring using the equity method of accounting. Only TSYS’ share of TSYS Acquiring’s earnings was included in TSYS’ net income. After acquiring control of TSYS Acquiring, TSYS began consolidating TSYS Acquiring’s results of operations on March 1, 2005. By consolidating the results of TSYS Acquiring, the impact is a lower net profit margin as compared to periods that used the equity method of accounting. TSYS’ net profit margin increased for the quarter as the result of management’s focus on expense controls, lower effective tax rate and increased interest income offset by increased expenses associated with share-based compensation and increased amortization.
Profit Margins and Reimbursable Items
     Management believes that reimbursable items distort operating and net profit margins as defined by generally accepted accounting principles. Management evaluates the Company’s operating performance based upon operating and net profit margins excluding reimbursable items. Management believes that operating and net profit margins excluding reimbursable items are more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients.
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Operating income	$72,257	72,332	228,845	214,984

Net income	$54,306	48,056	162,106	144,822

Total revenues	$441,815	421,969	1,283,270	1,182,196

Operating margin (as reported)	16.4%	17.1%	17.8%	18.2%

Net profit margin (as reported)	12.3%	11.4%	12.6%	12.3%

Revenue before reimbursable items	$342,338	342,100	1,014,681	953,544

Adjusted operating margin	21.1%	21.1%	22.6%	22.5%

Adjusted net profit margin	15.9%	14.0%	16.0%	15.2%

Projected Outlook for 2006
     TSYS expects its 2006 earnings growth to be in the range of 26%-28%, based on the following assumptions: total revenues will increase 9%-11% in 2006; accounts on file at the end of 2006 will be approximately 395 million to 405 million; recognition of revenues and expenses associated with the Capital One agreement will begin in the fourth quarter of 2006; and the international corporate restructuring will result in a lower effective tax rate.
Projected Outlook for 2007
     TSYS’ estimated 2007 earnings are expected to decline between 9-7% as compared to estimated 2006 earnings, based on the following assumptions: (1) 2006 earnings growth will be in the 26%-28% range; (2) including the Bank of America termination payment, estimated total revenues will decline 5%-3% in 2007; (3) the conversion of the Capital One portfolio will be completed in 2007; (4) Chase will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in 2007; (5) expense reductions in employment, equipment, leases and other areas which are included in 2007 estimates will be accomplished; and (6) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles.
Financial Position, Liquidity and Capital Resources
     The Condensed Consolidated Statements of Cash Flows detail the Company’s cash flows from operating, investing and financing activities. TSYS’ primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures and acquisitions.
Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2006	2005

Net income	$162,106	144,822
Depreciation and amortization	130,306	108,698
Other noncash items and charges, net	(11,429)	21,535
Net change in current and long-term assets and current and long-term liabilities	(52,950)	(151,118)

Net cash provided by operating activities	$228,033	123,937

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the nine months ended September 30, 2006, the Company generated $228.0 million in cash from operating activities compared with $123.9 million for the same period last year. The increase in 2006 in net cash provided by operating activities was primarily the result of the change in the use of cash related to net change in current and long-term assets and current and long-term liabilities.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at September 30, 2006 as compared to December 31, 2005 is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.

Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2006	2005

Purchases of property and equipment, net	$(21,203)	(33,540)
Additions to licensed computer software from vendors	(9,650)	(10,049)
Additions to internally developed computer software	(13,699)	(17,435)
Cash used in acquisitions, net of cash acquired	(70,578)	(56,998)
Dividends from equity investments	2,371	1,658
Additions to contract acquisition costs	(39,578)	(11,756)

Net cash used in investing activities	$(152,337)	(128,120)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $152.3 million in cash for investing activities for the nine months ended September 30, 2006, compared to $128.1 million for the same period in 2005. The major use of cash for investing activities in 2005 was for the purchase of TSYS Acquiring. The major use of cash for investing in 2006 was for the purchase of TSYS Card Tech and an increase in ownership equity of CUP Data.
Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended September 30, 2006 and 2005 were $6.9 million and $13.1 million, respectively. For the nine month period ended September 30, 2006, capital expenditures for property and equipment were $21.2 million compared to $33.5 million for the same period last year.
Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $5.2 million and $598,000 for the three months ended September 30, 2006 and 2005, respectively. Expenditures for licensed computer software from vendors were $9.6 million and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively. These additions relate to annual site licenses for mainframe processing systems whose fees are based upon a measure of TSYS’ computer processing capacity, commonly referred to as millions of instructions per second or MIPS.
Internally Developed Computer Software Costs
     Additions to capitalized software development costs for the nine months ended September 30, 2006 were $13.7 million, compared to $17.4 million for the same period in 2005.
     The amount capitalized as software development costs in 2006, is mainly attributable to TSYS Acquiring’s development of Merchant Boarding and Maintenance (MBM) and ESC’s development of TSYS Loyalty Platform (TLP). The Company remains committed to developing and enhancing its processing solutions to expand its service offerings. In addition to developing solutions, the Company has expanded its service offerings through strategic acquisitions, such as TSYS Acquiring.
     Through its TSYS Acquiring subsidiary, the Company is internally developing MBM, which is a tool that will provide a single point of entry system which will enable acquirers to more easily load and maintain their merchant populations. The Company expects to complete MBM in phases, and the first phase was introduced in the marketplace in July 2005. The remaining phases continue to be developed and are expected to be introduced in the marketplace during 2007. This project had reached technological feasibility prior to TSYS’ acquisition of control of TSYS Acquiring. The Company capitalized approximately $2.3 million during the three months ended September 30, 2006, and has a total of $28.6 million capitalized since the project began.
     Through its ESC subsidiary, the Company is internally developing an advanced loyalty platform – TLP. TLP is designed to support transactional speed, complex reward programs and robust analytics tools. The platform offers critical support to all elements of loyalty management, including points processing, tracking, communications, redemption systems and analytics. The Company capitalized approximately $0.8 million during the three months ended September 30, 2006, and has a total of $8.5 million capitalized since the project began. The project was made available for use in July 2006.
     The Company was developing its Integrated Payments Platform supporting the on-line and off-line debit and stored value markets, which would have given clients access to all national and regional networks, EBT programs, ATM driving and switching services for online debit processing. The Company invested a total of $6.3 million since the project began. As previously mentioned in Net Occupancy and Equipment Expense of Results of Operations, the Company evaluated its debit solution and decided to modify its approach in the debit processing market. In March 2005, TSYS recognized an impairment charge in net occupancy and equipment expense of approximately $3.1 million related to its on-line debit solution. As of September 30, 2006, the Company has $0.7 million capitalized, net of amortization, related to this asset.
Cash Used in Acquisitions
     Effective August 1, 2006, TSYS increased its ownership interest to 44.56% of CUP Data for approximately $15.6 million.
     On July 11, 2006, TSYS acquired Card Tech, Ltd. and related companies for an aggregate consideration of approximately $59.3 million, including direct acquisition costs, and has renamed the business as TSYS Card Tech. Refer to Note 10 in the notes to Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of TSYS Card Tech.
     During the first quarter of 2005, the Company purchased TSYS Acquiring for approximately $95.8 million, including direct acquisition costs of $794,000.
Dividends Received from Equity Investments
     During 2006, the Company received a dividend payment of $2.4 million from TSYS de México, compared to $1.7 million for the same period last year.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $17.2 million for the three months ended September 30, 2006, bringing the total for 2006 to $39.6 million, compared to $11.8 million for the nine months ended September 30, 2005. The Company had cash payments for processing rights of approximately $7.5 million and $10.7 million during the three and nine months ended September 30, 2006, respectively. The Company did not have any cash payments for processing rights during the same periods last year.
     Conversion cost additions were $28.9 million and $11.8 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in the amount of conversion cost additions for 2006, as compared to 2005, is the result of capitalized costs related to conversions scheduled to occur during the year.

Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2006	2005

Dividends paid on common stock	$(37,504)	(27,582)
Repurchase of common stock	(21,843)	—
Principal payments on long-term debt borrowings and capital lease obligations	(1,561)	(49,360)
Proceeds from borrowings of long-term debt	—	48,143
Other	5,371	2,920

Net cash used in financing activities	$(55,537)	(25,879)

     The major use of cash for financing activities has been the principal payments on long-term debt borrowings and capital lease obligations, repurchase of common stock and the payment of dividends. The main source of cash from financing activities has been the occasional use of borrowed funds. Net cash used in financing activities for the nine months ended September 30, 2006 was $55.5 million mainly as a result of the payments of dividends and repurchase of common stock. Net cash used in financing activities for the nine months ended September 30, 2005 was $25.9 million mainly as a result of the payments of dividends.
Line of Credit
     TSYS had a $45.0 million long-term line of credit from a banking affiliate of Synovus. A detailed discussion related to the line of credit is in Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements. During the nine months ended September 30, 2005, the Company utilized the automatic draw-down facility for temporary funding and repaid the balances within days of borrowing. The line of credit expired on June 30, 2006.
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
     During the three months ended September 30, 2006, TSYS purchased approximately 1.1 million shares of TSYS common stock through privately negotiated and open market transactions for an aggregate purchase price of $21.8 million, or an average per share price of $20.59. The Company has approximately 939,000 shares remaining that could be repurchased under the share repurchase plan.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended September 30, 2006, bringing the total for 2006 to $37.5 million compared to $27.6 million paid during the nine months ended September 30, 2005. On May 25, 2006, the Company announced an increase in its quarterly dividend of 16.7% from $0.06 to $0.07 per share. On April 21, 2005, the Company announced an increase in its quarterly dividend of 50% from $0.04 to $0.06 per share.
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.1:1. At September 30, 2006, TSYS had working capital of $316.6 million compared to $235.3 million at December 31, 2005.
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
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal periods beginning after November 15, 2007. The Company does not expect the impact of adopting SFAS No. 157 on its financial position, results of operations and cash flows to be material.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No.158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal periods ending after December 15, 2006. The Company does not expect the impact of adopting SFAS No. 158 on its financial position to be material. There should be no impact of adopting SFAS No. 158 on the Company’s results of operations and cash flows.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
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
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (FSP No. AUG AIR-1), “Accounting for Planned Major Maintenance Activities.” FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. The accrue-in-advance method of accounting causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP No. AUG AIR-1 is effective for fiscal periods beginning after December 15, 2006. The Company does not expect the impact of adopting FSP No. AUG AIR-1 on its financial position, results of operations and cash flows to be material.
     In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” This guidance requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. If taxes are reported on a gross basis, an entity is required to disclose the amounts of those taxes for each period for which an income statement is presented, if material. EITF 06-3 is effective for fiscal periods beginning after December 15, 2006. The Company does not expect the impact of adopting EITF 06-3 on its financial position, results of operations and cash flows to be material.
     In September 2006, the EITF reached a consensus on EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in

FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
     In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (EITF 06-5), “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-5 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 states that registrants should use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement and provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for periods ending after November 15, 2006. The Company does not expect the impact of adopting SAB No. 108 on its financial position, results of operations and cash flows to be material.
Forward-Looking Statements
Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that it will continue providing commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America; (ii) TSYS’ belief that the loss of revenues from the Bank of America consumer card portfolio for 2006 should not have a material adverse effect on TSYS for 2006 and that the payment of the termination fee associated with the deconversion should have a positive effect on TSYS for 2006; (iii) TSYS’ expectation that it will convert Capital One’s portfolio in phases beginning in July 2006 and ending in early 2007; (iv) TSYS’ expectation that it will maintain the card processing functions of Capital One for at least five years; (v) TSYS’ expectation that it will maintain the card processing functions of Chase for at least two years and that Chase will discontinue its processing agreement according to the original schedule and license TSYS’ processing software in 2007; (vi) TSYS’ expectation that it will continue to process commercial card accounts for Citibank, as well as Citibank’s Banamex USA consumer accounts; (vii) TSYS’ belief that the loss of revenue from the Sears portfolio for 2006 should not have a material adverse effect on TSYS for 2006; (viii) TSYS’ expected earnings growth for 2006; (ix) TSYS’ estimated 2007 earnings; (x) TSYS’ belief with respect to lawsuits, claims and other complaints; (xi) the expected market introduction dates of various development projects; (xii) the expected financial impact of recent accounting pronouncements; and the assumptions underlying such statements, including, with respect to TSYS’ expected increase in earnings for 2006: (a) an increase in revenues of 9%-11%; (b) accounts on file at the end of 2006 will be approximately 395 million to 405 million; (c) recognition of revenues and expenses associated with the Capital One agreement will begin in the fourth quarter of 2006; and (d) international corporate restructuring will result in a lower effective tax rate, and further including, with respect to TSYS’ estimated 2007 earnings: (a) 2006 earnings growth will be in the 26-28% range; (b) including the Bank of America termination payment, estimated total revenues will decline 5-3% in 2007; (c) the conversion of the Capital One portfolio will be successfully completed in 2007; (d) Chase will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in 2007; (e) expense reductions in employment, equipment, leases and other areas which are included in 2007 estimates will be accomplished; and (f) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions or any other significant impairment of goodwill or other intangibles. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to: (i) revenues that are lower than anticipated; (ii) accounts on file at the end of 2006 are lower than anticipated; (iii) TSYS incurs expenses associated with the signing of a significant client; (iv) internal growth rates for TSYS’ existing clients are lower than anticipated; (v) TSYS does not convert and deconvert clients’ portfolios as scheduled; (vi) adverse developments with respect to foreign currency exchange rates; (vii) adverse developments with respect to entering into contracts with new clients and retaining current clients; (viii) continued consolidation in the financial services industry, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (ix) TSYS is unable to control expenses and increase market share, both domestically and internationally; (x) adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism; (xi) TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending; (xii) the impact of acquisitions, including their being more difficult to integrate than anticipated; (xiii) the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto; (xiv) the impact of the application of and/or changes in accounting principles; (xv) TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies; (xvi) TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (xvii) changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of its products; (xviii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection; (xix) no material breach of security of any of our systems; (xx) overall market conditions; (xxi) the loss of a major supplier; (xxii) the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiii) TSYS’ ability to manage the foregoing and other risks.
     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

TOTAL SYSTEM SERVICES, INC.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pounds Sterling (BPS), Mexican Peso, Canadian Dollar, Japanese Yen, Chinese Renminbi, Brazilian Real, Cypriot Pounds and Malaysian Ringgets. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses, and net income, which are translated at the average exchange rates for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS’ foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity, titled “accumulated other comprehensive income or loss.” The following represents the amount of other comprehensive gain and loss for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three months ended		Nine months ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005

Other comprehensive gain (loss)	$6.1	(2.3)	10.8	(7.7)
     Currently, TSYS does not use financial instruments to hedge its exposure to exchange rate changes.
     The following represents the carrying value of the net assets of its foreign operations in U.S. dollars at September 30, 2006:

(in millions)	September 30, 2006

Europe	$155.9
China	54.5
Japan	8.6
Mexico	6.1
Canada	0.7
Other	6.0
     The Company also records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As the Company translates the foreign-denominated cash balances into US dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The majority of the translation gain of $282,000 and $195,000 for the three and nine months ended September 30, 2006, respectively, relates to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2006 was approximately $30.2 million, the majority of which is denominated in Euros.
     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rates and the U.S. dollar of plus or minus 100 basis points, 500

TOTAL SYSTEM SERVICES, INC.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk (continued)
     basis points and 1,000 basis points based on the foreign-denominated cash account balance at September 30, 2006.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$(302)	(1,510)	(3,021)	302	1,510	3,021
     The foreign currency risks associated with other currencies is not significant.
     The following represents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the British Pound Sterling and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 points based on the intercompany loan balance of $59.3 million at September 30, 2006.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$(593)	(2,965)	(5,929)	593	2,965	5,929
Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.
Concentration of Credit Risk
     TSYS works to maintain a large and diverse client base across various industries to minimize the credit risk of any one client to TSYS’ accounts receivable amounts. In addition, TSYS performs ongoing credit evaluations of its certain clients’ and certain suppliers’ financial condition. TSYS does, however, have two major customers that account for a large portion of its revenues, which subjects it to credit risk.

TOTAL SYSTEM SERVICES, INC.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk (continued)
Concentration of Client Base
     A significant amount of TSYS’ revenues are derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of TSYS’ total revenues, generally provide for discounts on certain services based on the size and activity of clients’ portfolios. Therefore, electronic payment and merchant services processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a change in client mix directed toward larger clients.
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
Concentration of Suppliers
     TSYS utilizes several large and diverse suppliers across various industries to minimize its reliance on any one supplier. However, TSYS does rely on a relatively few major suppliers for a significant portion of its licensed computer software and hardware needs. The relationship with these particular vendors is well established. These particular vendors are large, well-known and respected entities in their industry, which is believed to minimize the Company’s risk, but the loss of any one of these major licensed computer software and hardware suppliers could have a material adverse effect on the financial position, results of operations and cash flows.

TOTAL SYSTEM SERVICES, INC.
Item 4 – Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to TSYS (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 1A – Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended September 30, 2006:

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs

July 2006	820,800	$20.00	820,800	1,179,200
August 2006	111,200	22.71	111,200	1,068,000
September 2006	129,000	22.50	129,000	939,000

Total	1,061,000	$20.59

     In April 2006, the Company announced a plan to purchase up to 2.0 million shares of its common stock from time to time and at prices attractive to management over the ensuing two years.

TOTAL SYSTEM SERVICES, INC.
Part II – Other Information
Item 6 — Exhibits
     a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: November 6, 2006	by: /s/ Philip W. Tomlinson

Philip W. Tomlinson
Chairman of the Board and
Chief Executive Officer

Date: November 6, 2006	by: /s/ James B. Lipham

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