Form 10-K
period 2006-12-31
TOTAL SYSTEM SERVICES INC
filed 2007-02-28
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006
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
           YES ☐ NO ☑
           As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $528,326,000 based on the closing sale price as reported on the New York Stock Exchange.
           As of February 20, 2007, there were 197,382,904 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2006 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2007 Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2007 (“Proxy Statement”)	Part III

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
Item 1. Business
           Business. We provide electronic payment processing and related services to financial and nonfinancial institutions. Services include processing consumer, retail, commercial, government services, stored value and debit cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we provide services to financial and nonfinancial institutions throughout the United States and internationally. We currently offer merchant acquiring services to financial institutions and other organizations in the United States through our wholly owned subsidiary, TSYS Acquiring Solutions, L.L.C., and in Japan through our majority owned subsidiary, GP Network Corporation. We also offer optional value added products and services to support our core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. Synovus Financial Corp., a diverse financial services company with more than $31 billion in assets, owns 81.1% of us.

           The services we provide are divided into three operating segments, domestic-based support services, which accounted for approximately 74% of our revenues in 2006, international-based support services, which accounted for approximately 10% of our revenues in 2006 and merchant acquiring services, which accounted for approximately 16% of our revenues in 2006.
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
           Major Customers. A significant amount of our revenues is derived from long-term contracts with large clients, including our major customers during 2006, Bank of America Corporation and JP Morgan Chase & Co. In October 2006, we completed the deconversion of Bank of America’s consumer card portfolio as a result of its decision to shift the processing of that portfolio in house in connection with its merger with MBNA Corporation. For the year ended December 31, 2006, Bank of America and JP Morgan Chase & Co accounted for approximately 24.3% and 10.1%, respectively, of our total revenues. As a result, the loss of Bank of America or JP Morgan Chase & Co, or other large clients, could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customers” under the “Financial Review” Section on pages 34 and 35 of the Annual Report which is incorporated in this document by reference.
           Competition. We encounter vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately three vendors. We believe that as of December 31, 2006 we are the second largest third party card processor in the United States. In addition, we compete with in house processors and software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing and bankcard computer service firms and other such third party vendors located throughout the United States and from certain international processors with respect to international-based support services. Based upon available market share data that includes cards processed in house, we believe that during 2006 we held a 39% share of the domestic consumer card processing market, an 86% share of the Visa and MasterCard domestic commercial card processing market and a 14% share of the domestic retail card processing market. With respect to merchant acquiring services, we believe that TSYS Acquiring Solutions is the second largest processor of merchant accounts and holds a 20% market share of all bank-card accepting merchant locations in the U.S.

           Our major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between us and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and servicing capability. Certain other subsidiaries of First Data Corporation also compete with us with respect to the provision of merchant acquiring services.
           Backlog of Accounts. As of December 31, 2006, we had a pipeline of approximately ten million accounts associated with new clients. We expect to convert our entire backlog of ten million new accounts in 2007.
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
           Employees. As of December 31, 2006, we had 6,644 full-time employees.
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
           See the “Financial Overview” Section on pages 22 through 24, the “Financial Review” Section on pages 24 through 50 and Note 1, Note 5, Note 17, Note 20 and Note 22 of Notes to Consolidated Financial Statements on pages 55 through 62, pages 65 and 66, page 77, pages 79 through 83, and pages 83 through 85 of the Annual Report which are incorporated in this document by reference.
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
           A significant amount of our revenues is derived from long-term contracts with large clients, including certain major customers. Consolidation among financial institutions has resulted in an increasingly concentrated client base. The financial position of these clients and their willingness to pay for our products and services are affected by general market positions, competitive pressures and operating margins within their industries. Renewal or renegotiation time presents our clients with the opportunity to consider other providers. The loss or renegotiation of our contracts with existing clients or a significant decline in the number of transactions we process for them could have a material adverse effect on our financial position and results of operation.
Consolidation among financial institutions, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients could materially impact our financial position and results of operation.
           Consolidation among financial institutions, particularly in the area of credit card operations, continues to be a major risk. Specifically, we face the risk that our clients may merge with entities that are not our clients or our clients may sell portfolios to entities that are not our clients, thereby impacting our existing agreements and projected revenues with these clients. For example, we completed the deconversion of Bank of America’s consumer card portfolio in October 2006 as a result of its decision to shift the processing of that portfolio in house in connection with its merger with MBNA Corporation. In addition, consolidation among financial institutions has led to an increasingly concentrated client base at TSYS which increases the pressure on our profit margins. Consolidation among financial institutions and the loss of any significant client by us could have a material adverse effect on our financial position and results of operations.
Accounts on file may be lower than anticipated and internal growth rates for our existing clients may be lower than anticipated.
           Our electronic payment processing services revenues are generated from charges based on several factors, one of which is the number of accounts on file. There is no guarantee that accounts on file will be as we anticipate and this could have a material adverse effect on our financial position and results of operations. Furthermore, a significant amount of our revenues is derived from certain large clients and internal growth rates for these existing clients may be lower than anticipated, thereby negatively impacting our business.
We may incur expenses associated with the signing of a significant client to our processing system and in connection with our efforts to grow internationally or incur other costs that may hurt our financial results.
           We incur significant up-front expenses prior to converting a significant client to our processing systems. In the event we enter into a processing contract with a significant client, these expenses will directly affect our earnings results. In addition, we provide services to our clients worldwide and plan to continue to expand our service offerings internationally in the future. We are likely to incur costs in growing our business internationally, and there is no guarantee that such international expansion will be successful. We may also incur other expenses and costs, such as operating and marketing expenses. If we are unable to successfully manage these expenses as our business develops, changes and expands, our financial position and results of operations could be negatively impacted. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.
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
           The timing of the conversion of card portfolios of new clients to our processing systems and the deconversion of existing clients to other systems impacts our revenues and expenses.

There is no guarantee that conversions and deconversions will occur as scheduled and this may have a material adverse effect on our financial position and results of operations.
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
Our business may be adversely affected by risks associated with foreign operations.
           We provide services to our clients worldwide and plan to continue to expand our service offerings internationally in the future. As a result, our business and revenues derived from international operations are subject to risk of loss from currency fluctuations, social instability, changes in government policies, unfavorable political or diplomatic developments and changes in legislation related to non-U.S. ownership. Any adverse change in one of the foregoing factors could impact our plans to continue to expand our business internationally and adversely affect our financial position and results of operations.
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
If we do not anticipate and respond to technological change or changes in industry standards, particularly with respect to e-commerce, our services could become obsolete and we could lose our clients.
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
Security and privacy breaches in our systems may damage client relations and inhibit our growth.
           The uninterrupted operation of our processing systems and the confidentiality of the client information that resides on our systems is critical to our business. We have security backups and recovery systems in place, as well as a business continuity plan to ensure our systems will not be inoperable. We also have what we believe to be sufficient security around our systems to prevent unauthorized access. Any failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. We electronically store personal information about consumers who are customers of our clients. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth could be materially adversely affected. A security or privacy breach may:
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
Our financial condition and outlook may be adversely affected by damage to our reputation.
           Our financial condition and outlook is highly dependent upon perceptions of our business practices and reputation. Our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is damaged. Negative public opinion could result from our actual or alleged conduct in any number of activities, including corporate governance, regulatory compliance, mergers and acquisitions, disclosure and security breaches. Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.
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
Item 1B. Unresolved Staff Comments
           None.
Item 2. Properties
           As of December 31, 2006, we and our subsidiaries owned 11 facilities encompassing approximately 1,442,168 square feet and leased from third parties 28 facilities encompassing approximately 593,351 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
Domestic-based support services	9	1,345,800	13	326,653
International-based support services	2	96,368	11	53,005
Merchant acquiring services	-0-	-0-	4	213,693
           We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.
           See Note 1, Note 6, Note 17 and Note 20 of Notes to Consolidated Financial Statements on pages 55 through 62, page 66, page 77, and pages 79 through 83 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on pages 39 through 42, and page 47, respectively, of the Annual Report which are incorporated in this document by reference.
Item 3. Legal Proceedings
           See Note 17 of Notes to Consolidated Financial Statements on page 77 of the Annual Report which is incorporated in this document by reference.
Item 4. Submission of Matters to a Vote of Security Holders
           None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
           The “Quarterly Financial Data, Stock Price, Dividend Information” Section under the “Financial Review” Section on page 89, Note 15 of Notes to Consolidated Financial Statements on page 75 and “Stock Performance Graph” on page 90 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 6. Selected Financial Data
           The “Selected Financial Data” Section which is set forth on page 21 of the Annual Report is incorporated in this document by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
           The “Financial Overview” and “Financial Review” Sections which are set forth on pages 22 through 50 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
           Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies including the Euro, British Pounds Sterling (BPS), Mexican Peso, Canadian Dollar, Japanese Yen, Chinese Renminbi, Brazilian Real, Cypriot Pounds and Malaysian Ringgets. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income.” The amount of other comprehensive income related to foreign currency translation for the year ended December 31, 2006 was $15.9 million net of tax. The amount of other comprehensive loss for the year ended December 31, 2005 was $9.6 million. The amount of other comprehensive income for the year ended December 31, 2004 was $7.1 million net of tax. Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.
           The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2006:

(in millions)	December 31, 2006
Europe	$165.1
China	55.6
Japan	7.7
Mexico	6.9
Canada	0.7
Other	7.6
           We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 42 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a translation loss of approximately $1.7 million for the year ended

December 31, 2006 relating to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2006 was approximately $32.8 million, the majority of which is denominated in Euros.
           We provide financing to our international operations in Europe and Japan through intercompany loans that require each operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As we translate the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on our financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, we recorded a foreign currency translation gain on our financing with foreign operations during the year ended December 31, 2006 of $3.8 million. The balance of the financing arrangements at December 31, 2006 was approximately $64 million.
           To follow is a summary of account balances subject to foreign currency exchange rates between the local currencies and the U.S. dollar:

		Balance at
		December 31,
(in thousands)		2006
Asset	Cash	$32,767
Liability	Intercompany financing arrangements	(63,954)

	Net account balances	$(31,187)

           The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net liability account balance of $31.2 million at December 31, 2006.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$(312)	(1,559)	(3,119)	312	1,559	3,119

           The foreign currency risks associated with other currencies is not significant.
           Interest Rate Risk. We are also exposed to interest rate risk associated with the investing of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in the short-term interest rates.

Item 8. Financial Statements and Supplementary Data
           The “Quarterly Financial Data, Stock Price, Dividend Information” Section, which is set forth on page 89, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Income, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on management’s assessment of internal controls)” Sections, which are set forth on pages 51 through 88 of the Annual Report are incorporated in this document by reference.
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
           Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 87 of the Annual Report, and “Report of Independent Registered Public Accounting Firm (on management’s assessment of internal controls),” which is set forth on page 88 of the Annual Report, are incorporated in this document by reference.
           Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
           None.

PART III
Item 10. Directors and Executive Officers of the Registrant and Corporate Governance
           Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON — PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS — Committees of the Board.”
           We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our chief accounting officer. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.tsys.com/ir/governance. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.
           Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 2, 2006. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
           Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION”;

•	“EXECUTIVE COMPENSATION”;

•	“COMPENSATION COMMITTEE REPORT”;

•	“SUMMARY COMPENSATION TABLE” and the compensation tables and related information which follow the Summary Compensation Table; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS — Committees of the Board — Compensation Committee Interlocks and Insider Participation.”
           The information included under the heading “Compensation Committee Report” in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
           Information pertaining to equity compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements on page 69 of the Annual Report and is incorporated in this document by reference.
           Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Beneficial Ownership of TSYS Stock by CB&T”; and

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Synovus Stock Ownership of Directors and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
           Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Beneficial Ownership of TSYS Stock by CB&T”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Interlocking Directorates of TSYS, Synovus and CB&T”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T, AND CERTAIN OF SYNOVUS’ SUBSIDIARIES — Electronic Payment Processing Services Provided to CB&T and Certain of Synovus’ Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus’ Subsidiaries.”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS — Independence.”
           See also Note 2 of Notes to Consolidated Financial Statements on pages 62 through 64 of the Annual Report which is incorporated in this document by reference.
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
               The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 51 through 88 of the Annual Report.
Consolidated Balance Sheets — December 31, 2006 and 2005.

Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2006, 2005 and 2004.

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

Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2006, 2005 and 2004.
               All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

3.	Exhibits
               The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.1 through 10.29 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 4.1 of TSYS’ Registration Statement on Form S-8 filed with the SEC on April 18, 1997 (File No. 333-25401).

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated October 19, 2004, as filed with the SEC on October 19, 2004.
10.	EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
10.1	Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.2	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.3	Synovus Financial Corp. 2002 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.3 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.4	Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.5	Amendment Number One to Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 8, 2005, as filed with the SEC on July 12, 2005.

10.6	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.7	Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.8	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.9	Incentive Bonus Plan of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.8 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.10	Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 3, 2006.

10.11	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.12	Synovus Financial Corp. 1994 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.11 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 9, 1995.

10.13	Synovus Financial Corp. Executive Cash Bonus Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.1 of TSYS’ current report on Form 8-K dated April 20, 2006, as filed with the SEC on April 20, 2006.

10.14	Change of Control Agreements for executive officers of TSYS, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 18, 2005, as filed with the SEC on January 20, 2005.
10.15	Stock Option Agreement of Samuel A. Nunn, incorporated by reference to Exhibit 10.14 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 20, 1997.

10.16	Synovus Financial Corp. Deferred Stock Option Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.15 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.17	Synovus Financial Corp. 2000 Long-Term Incentive Plan in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.16 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.18	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement of Synovus Financial Corp. in which executive officers of TSYS participate, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.19	Form of Stock Option Agreement for the Total System Services, Inc. 1992 (renamed 2000) and 2002 Long-Term Incentive Plans, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.20	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.21	Summary of Board of Directors Compensation.

10.22	Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit

10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.
10.23	Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.24	Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.25	Form of Stock Option Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006, as filed with the SEC on January 17, 2006.

10.26	Form of Restricted Stock Award Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006, as filed with the SEC on January 17, 2006.

10.27	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 17, 2006, as filed with the SEC on January 17, 2006.

10.28	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 17, 2006, as filed with the SEC on January 17, 2006.

10.29	Summary of Annual Base Salaries of TSYS’ Named Executive Officers.

13.1	Certain specified pages of TSYS’ 2006 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2006 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2006 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

99.2	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2006 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

Report of Independent Registered Public Accounting Firm
The Board of Directors
Total System Services, Inc.:
Under date of February 28, 2007, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the 2006 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
As discussed in Notes 16 and 19 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.
Atlanta, Georgia
February 28, 2007

TOTAL SYSTEM SERVICES, INC.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
		Changes in
		allowances, charges to
	Balance at	expenses and changes				Balance at
	beginning	to other accounts—		Deductions—		end
	of period	describe		describe		of period
Year ended December 31, 2004:

Provision for doubtful accounts and billing adjustments	$9,810	(2,450	)(1)	(593	)(3)	$6,767

	$9,810	(2,450)		(593)		$6,767

Transaction processing accruals	$5,091	9,878	(2)	(5,685	)(3)	$9,284

	$5,091	9,878		(5,685)		$9,284

Year ended December 31, 2005:

Provision for doubtful accounts and billing adjustments	$6,767	8,860	(1), (4)	(3,013	)(3)	$12,614

	$6,767	8,860		(3,013)		$12,614

Transaction processing accruals	$9,284	7,397	(2)	(7,228	)(3)	$9,453

	$9,284	7,397		(7,228)		$9,453

Year ended December 31, 2006:

Provision for doubtful accounts and billing adjustments	$12,614	1,614	(1)	(3,255	)(3)	$10,973

	$12,614	1,614		(3,255)		$10,973

Transaction processing accruals	$9,453	10,981	(2)	(7,789	)(3)	$12,645

	$9,453	10,981		(7,789)		$12,645

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.

(2)	Amount reflected is the change in transaction processing accruals reflected in other operating expenses.

(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

(4)	Includes $4.3 million of doubtful accounts and billing adjustments on March 1, 2005 related to consolidating the financial results of TSYS Acquiring Solutions, L.L.C.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC. (Registrant)
February 28, 2007	By:	/s/Philip W. Tomlinson
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

/s/James H. Blanchard	Date: February 28, 2007
James H. Blanchard,
Director and Chairman of the
Executive Committee

/s/ Philip W. Tomlinson	Date: February 28, 2007

Philip W. Tomlinson,
Principal Executive Officer
and Chairman of the Board

/s/M. Troy Woods	Date: February 28, 2007

M. Troy Woods,
President and Director

/s/James B. Lipham	Date: February 28, 2007

James B. Lipham,
Senior Executive Vice President, Treasurer
and Principal Financial Officer

/s/Dorenda K. Weaver	Date: February 28, 2007

Dorenda K. Weaver,
Chief Accounting Officer

/s/Richard E. Anthony	Date: February 28, 2007

Richard E. Anthony,
Director

/s/Richard Y. Bradley	Date: February 28, 2007

Richard Y. Bradley,
Director

/s/Kriss Cloninger III	Date: February 28, 2007

Kriss Cloninger III,
Director

/s/G. Wayne Clough	Date: February 28, 2007
G. Wayne Clough,
Director

/s/Walter W. Driver, Jr.	Date: February 28, 2007
Walter W. Driver, Jr.,
Director

/s/Gardiner W. Garrard, Jr.	Date: February 28, 2007
Gardiner W. Garrard, Jr.,
Director

/s/Sidney E. Harris	Date: February 28, 2007
Sidney E. Harris,
Director

/s/Alfred W. Jones III	Date: February 28, 2007
Alfred W. Jones III,
Director

Date: , 2007
Mason H. Lampton,
Director

/s/H. Lynn Page	Date: February 28, 2007
H. Lynn Page,
Director

/s/W. Walter Miller, Jr.	Date: February 28, 2007
W. Walter Miller, Jr.,
Director

/s/John T. Turner	Date: February 28, 2007
John T. Turner,
Director

/s/Richard W. Ussery	Date: February 28, 2007
Richard W. Ussery,
Director

/s/James D. Yancey	Date: February 28, 2007
James D. Yancey,
Director

/s/Rebecca K. Yarbrough	Date: February 28, 2007
Rebecca K. Yarbrough,
Director