Form 10-Q
period 2007-03-31
TOTAL SYSTEM SERVICES INC
filed 2007-05-09
CIK 721683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: May 8, 2007

Common Stock, $0.10 par value	197,396,834 shares

TOTAL SYSTEM SERVICES, INC.

TOTAL SYSTEM SERVICES, INC.
Part I – Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except per share information)	2007	2006

Assets
Current assets:
Cash and cash equivalents (includes $259.5 million and $241.0 million on deposit with a related party at 2007 and 2006, respectively)	$421,711	389,123
Restricted cash (includes $6.7 million and $5.0 million on deposit with a related party at 2007 and 2006, respectively)	42,643	31,568
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $9.5 million and $11.0 million at 2007 and 2006, respectively (includes $164 and $34 due from a related party at 2007 and 2006, respectively)	238,892	246,637
Deferred income tax assets	23,306	21,556
Prepaid expenses and other current assets	51,107	55,832

Total current assets	777,659	744,716
Property and equipment, net of accumulated depreciation and amortization of $236.2 million and $226.4 million at 2007 and 2006, respectively	275,567	271,321
Computer software, net of accumulated amortization of $331.9 million and $337.7 million at 2007 and 2006, respectively	204,683	216,450
Contract acquisition costs, net	166,785	167,449
Goodwill, net	141,840	133,337
Equity investments	63,721	62,064
Other intangible assets, net of accumulated amortization of $10.5 million and $9.6 million at 2007 and 2006, respectively	15,525	21,314
Other assets	17,329	17,590

Total assets	$1,663,109	1,634,241

     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

	March 31,	December 31,
(in thousands, except per share information)	2007	2006

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (includes $0.1 million payable to related parties at both 2007 and 2006, respectively)	$30,920	31,589
Accrued salaries and employee benefits	41,486	80,697
Current portion of obligations under capital leases	2,875	3,156
Current portion of notes payable	2,925	—
Other current liabilities (includes $11.3 million and $11.2 million payable to related parties at 2007 and 2006, respectively)	193,025	180,345

Total current liabilities	271,231	295,787
Deferred income tax liabilities	74,812	75,019
Notes payable, excluding current portion	3,880	—
Obligations under capital leases, excluding current portion	3,204	3,625
Other long-term liabilities	35,497	36,221

Total liabilities	388,624	410,652

Minority interests in consolidated subsidiaries	6,623	6,229

Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 199,115 and 198,676 issued at 2007 and 2006, respectively; 197,395 and 196,912 outstanding at 2007 and 2006, respectively	19,911	19,868
Additional paid-in capital	75,070	66,677
Accumulated other comprehensive income, net	20,533	20,641
Treasury stock (1,720 shares at 2007 and 1,764 shares at 2006)	(34,547)	(35,233)
Retained earnings	1,186,895	1,145,407

Total shareholders’ equity	1,267,862	1,217,360

Total liabilities and shareholders’ equity	$1,663,109	1,634,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
(in thousands, except per share information)	2007	2006

Revenues:
Electronic payment processing services (includes $1.3 million from related parties for both 2007 and 2006, respectively)	$230,165	221,061
Merchant acquiring services	60,680	63,949
Other services (includes $2.8 million and $1.6 million from related parties for 2007 and 2006, respectively)	52,766	44,542

Revenues before reimbursable items	343,611	329,552
Reimbursable items (includes $0.5 million and $0.4 million from related parties for 2007 and 2006, respectively)	85,992	82,738

Total revenues	429,603	412,290

Expenses:
Salaries and other personnel expense	140,443	121,330
Net occupancy and equipment expense	66,136	75,350
Other operating expenses (includes $2.4 million and $2.6 million to related parties for 2007 and 2006, respectively)	51,353	61,015

Expenses before reimbursable items	257,932	257,695
Reimbursable items	85,992	82,738

Total expenses	343,924	340,433

Operating income	85,679	71,857

Nonoperating income (expense):
Interest income (includes $3.3 million and $1.4 million from related parties for 2007 and 2006, respectively)	5,488	2,508
Interest expense	(210)	(44)
Gain on foreign currency translation, net	683	276
Other	15	—

Total nonoperating income	5,976	2,740

Income before income taxes, minority interest and equity in income of equity investments	91,655	74,597
Income taxes	34,892	24,965

Income before minority interest and equity in income of equity investments	56,763	49,632
Minority interests in consolidated subsidiaries’ net income	(350)	(91)
Equity in income of equity investments	860	852

Net income	$57,273	50,393

Basic earnings per share	$0.29	0.26

Diluted earnings per share	$0.29	0.26

Weighted average common shares outstanding	196,487	197,086
Increase due to assumed issuance of shares related to common equivalent shares	451	240

Weighted average common and common equivalent shares outstanding	196,938	197,326

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$57,273	50,393
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in consolidated subsidiaries’ net income	350	91
Gain on foreign currency, net	(683)	(276)
Equity in income of equity investments	(860)	(852)
Depreciation and amortization	38,597	43,161
Share-based compensation	3,036	2,267
Impairment of developed software	620	—
(Recoveries of) provisions for bad debt expenses and billing adjustments	(1,239)	567
(Recoveries of) charges for transaction processing provisions	(792)	4,161
Deferred income tax benefit	(1,006)	(5,069)
Excess tax benefit from share-based payment arrangements	(2,503)	—
Loss on disposal of equipment, net	20	92
(Increase) decrease in:
Accounts receivable	9,089	(22,684)
Prepaid expenses, other current assets and other long-term assets	(3,518)	4,405
Increase (decrease) in:
Accounts payable	735	8,718
Accrued salaries and employee benefits	(39,211)	(44,884)
Other current liabilities and other long-term liabilities	6,542	(1,705)

Net cash provided by operating activities	66,450	38,385

Cash flows from investing activities:
Purchases of property and equipment, net	(17,232)	(5,786)
Additions to licensed computer software from vendors	(3,884)	(1,776)
Additions to internally developed computer software	(3,039)	(3,773)
Cash used in acquisitions	(472)	—
Additions to contract acquisition costs	(7,145)	(9,554)

Net cash used in investing activities	(31,772)	(20,889)

     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three months ended
	March 31,
(in thousands)	2007	2006

Cash flows from financing activities:
Dividends paid on common stock (includes $11.2 million and $9.6 million paid to related parties during 2007 and 2006, respectively)	$(13,783)	(11,837)
Excess tax benefit from share-based payment arrangements	2,503	—
Principal payments on long-term debt borrowings and capital lease obligations	(562)	(402)
Proceeds from borrowings of long-term debt	6,805	—
Proceeds from exercise of stock options	3,518	—

Net cash used in financing activities	(1,519)	(12,239)

Effect of exchange rate changes on cash and cash equivalents	(571)	31

Net increase in cash and cash equivalents	32,588	5,288
Cash and cash equivalents at beginning of year	389,123	237,569

Cash and cash equivalents at end of period	$421,711	242,857

Cash paid for interest	$210	44

Cash paid for income taxes, net of refunds	$26,464	13,604

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Total System Services, Inc.® (TSYS® or the Company) include the accounts of TSYS and its wholly owned subsidiaries and TSYS’ majority owned foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationship with other entities to identify whether they are variable interest entities as defined by the Financial Accounting Standards Board’s (FASB’s) Interpretation No. 46(R) (FIN No. 46R), “Consolidation of Variable Interest Entities,” and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN No. 46R.
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
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s 2006 annual report previously filed on Form 10-K. Results of interim periods are not necessarily indicative of results to be expected for the year.
     Certain reclassifications have been made to the 2006 financial statements to conform to the presentation adopted in 2007.
Note 2 – Supplementary Balance Sheet Information
Cash and Cash Equivalents
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2007	December 31, 2006
Cash and cash equivalents in domestic accounts	$379,400	344,197
Cash and cash equivalents in foreign accounts	42,311	44,926

Total	$421,711	389,123

     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2007	December 31, 2006
Prepaid expenses	$11,204	14,837
Supplies inventory	9,999	12,311
Other	29,904	28,684

Total	$51,107	55,832

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2007	December 31, 2006
Payments for processing rights, net	$107,410	107,896
Conversion costs, net	59,375	59,553

Total	$166,785	167,449

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $5.9 million and $6.6 million for the three months ended March 31, 2007 and 2006, respectively.
     Amortization expense related to conversion costs was $3.9 million and $4.9 million for the three months ended March 31, 2007 and 2006, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2007	December 31, 2006
Client liabilities	$47,223	36,161
Accrued income taxes	36,059	25,384
Accrued expenses	33,603	44,578
Deferred revenues	21,084	19,311
Dividends payable	13,819	13,785
Transaction processing provisions	10,496	12,645
Client postage deposits	5,392	6,736
Other	25,349	21,745

Total	$193,025	180,345

Note 3 — Comprehensive Income
     For the three months ended March 31, comprehensive income is summarized below:

	Three months ended March 31,
(in thousands)	2007	2006

Net income	$57,273	50,393
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(108)	412

Total	$57,165	50,805

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2006	amount	Tax effect	Net-of-Tax Amount	March 31, 2007

Foreign currency translation adjustments	$21,570	$708	(816)	$(108)	$21,462
Underfunded defined benefit postretirement plan	(929)	—	—	—	(929)

	$20,641	$708	(816)	$(108)	$20,533

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
     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other services to card-issuing and merchant acquiring institutions in the United States and internationally. The Company has three reportable segments: domestic-based support services, international-based support services and merchant acquiring services.
     In April 2007, TSYS’ wholly-owned subsidiary, Enhancement Services Corporation, changed its name to TSYS Loyalty, Inc. (TSYS Loyalty).
     Domestic-based support services include electronic payment processing services and other services provided from within the United States. The domestic-based support services segment includes the financial results of TSYS, excluding its foreign branch offices and divisions, and including the following subsidiaries: Columbus Depot Equipment Company, Columbus Productions, Inc., TSYS Canada, Inc., TSYS Total Debt Management, Inc., ProCard, Inc., TSYS Technology Center, Inc., TSYS Prepaid, Inc., Merlin Solutions, L.L.C. and TSYS Loyalty and its wholly owned subsidiary, Golden Retriever Systems, L.L.C.
     International-based support services include electronic payment processing and other services provided from outside the United States. International-based support services include the financial results of GP Network Corporation, TSYS Japan Co., Ltd., TSYS Servicos de Transacoes Eletronicas Ltda., Total System Services Holding Europe LP and its subsidiaries and TSYS’ foreign branch offices and divisions. TSYS’ share of the equity earnings of its equity investments, Total System Services de México, S.A. de C.V. (TSYS de México) and China UnionPay Data Co., Ltd. (CUP Data), are included in international-based support services because TSYS de México’s and CUP Data’s operations and client bases are located outside the United States.
     Merchant acquiring services include the financial results of TSYS Acquiring Solutions, L.L.C.

	Domestic-	International-	Merchant
(in thousands)	based support	based support	acquiring
Operating Segments	services	services	services	Consolidated

At March 31, 2007

Identifiable assets	$1,543,651	318,241	218,378	$2,080,270
Intersegment eliminations	(415,896)	(1,136)	(129)	(417,161)

Total assets	$1,127,755	317,105	218,249	$1,663,109

At December 31, 2006

Identifiable assets	$1,517,299	308,713	210,117	$2,036,129
Intersegment eliminations	(400,957)	(894)	(37)	(401,888)

Total assets	$1,116,342	307,819	210,080	$1,634,241

Three months ended March 31, 2007

Revenues before reimbursables	$240,969	52,963	54,818	$348,750
Intersegment revenues	(4,781)	(223)	(135)	(5,139)

Revenues before reimbursables from external customers	$236,188	52,740	54,683	$343,611

Segment total revenues	$314,458	55,400	66,884	$436,742
Intersegment revenues	(6,781)	(223)	(135)	(7,139)

Revenues from external customers	$307,677	55,177	66,749	$429,603

Depreciation and amortization	$25,967	5,800	6,830	$38,597

Intersegment expenses	$3,407	(3,239)	(7,302)	$(7,134)

Segment operating income	$61,587	12,129	11,963	$85,679

Income before income taxes, minority interest and equity in income of equity investments	$67,693	11,477	12,485	$91,655
Income taxes	$26,249	4,172	4,471	$34,892

Equity in income of equity investments	$—	860	—	$860

Net income	$41,563	7,696	8,014	$57,273

Three months ended March 31, 2006

Revenues before reimbursables	$244,443	30,713	58,862	$334,018
Intersegment revenues	(4,434)	—	(32)	(4,466)

Revenues before reimbursables from external customers	$240,009	30,713	58,830	$329,552

Segment total revenues	$312,830	36,246	70,332	$419,408
Intersegment revenues	(7,086)	—	(32)	(7,118)

Revenues from external customers	$305,744	36,246	70,300	$412,290

Depreciation and amortization	$31,910	3,978	7,273	$43,161

Intersegment expenses	$8,690	(7,575)	(8,219)	$(7,104)

Segment operating income	$60,966	879	10,012	$71,857

Income before income taxes, minority interest and equity in income of equity investments	$63,479	728	10,390	$74,597

Income taxes	$20,471	567	3,927	$24,965

Equity in income of equity investments	$—	852	—	$852

Net income	$42,819	1,111	6,463	$50,393

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
     The following geographic data presents revenues for the three months ended March 31, 2007 and 2006, respectively, based on the domicile of the Company’s customers.

	Three months ended March 31,
(in millions)	2007	2006

United States	$337.7	349.8
Europe	45.9	32.7
Canada	30.0	22.1
Japan	5.3	3.9
Mexico	3.3	2.5
Other	7.4	1.3

Total	$429.6	412.3

     The following table reconciles geographic revenues to revenues by reportable segment for the three months ended March 31, 2007 and 2006, respectively, based on the domicile of the Company’s customers.

	Domestic-based		International-based		Merchant acquiring
	support services		support services		services
(in millions)	2007	2006	2007	2006	2007	2006

United States	$271.2	279.8	—	—	66.5	70.0
Europe	0.4	0.3	45.5	32.4	—	—
Canada	29.9	22.0	—	—	0.1	0.1
Japan	—	—	5.3	3.9	—	—
Mexico	3.3	2.5	—	—	—	—
Other	2.9	1.1	4.4	—	0.1	0.2

Total	$307.7	305.7	55.2	36.3	66.7	70.3

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	At March 31,	At December 31,
(in millions)	2007	2006

United States	$207.1	204.7
Europe	65.0	63.1
Japan	1.9	1.9
Canada	0.1	0.1
Other	1.5	1.5

Total	$275.6	271.3

Major Customers
     For the three months ended March 31, 2007, the Company had three major customers which accounted for approximately 33.7%, or $144.6 million, of total revenues. For the three months ended March 31, 2006, these three major customers accounted for approximately 37.4%, or $154.0 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the domestic-based support services and merchant acquiring services segments.

	Three months ended March 31,
	2007		2006
(in millions)	Dollars	% of Total Revenues	Dollars	% of Total Revenues

Revenue
Client 1	$52.5	12.2	$13.0	3.2
Client 2	48.8	11.4	96.3	23.4
Client 3	43.3	10.1	44.7	10.8

Totals	$144.6	33.7	$154.0	37.4

Note 5 – Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries and other personnel expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs. For the three months ended March 31, 2007, share-based compensation was $3.0 million, compared to $2.3 million for the same period in 2006. Included in the $3.0 million amount for 2007 and $2.3 million amount for 2006 is approximately $1.7 million and $1.8 million, respectively, related to expensing the fair value of stock options.
Nonvested Awards
     During the first three months of 2007, the Company issued 241,260 shares of TSYS common stock with a market value of $7.6 million to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers, directors and employees in the future. The market value of the common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
     During the first three months of 2006, the Company issued 150,775 shares of TSYS common stock with a market value of $3.0 million to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers and directors in the future.
     As of March 31, 2007, there was approximately $15.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.6 years.
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
     As of March 31, 2007, there was approximately $732,400 of total unrecognized compensation cost related to nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2007.

Stock Option Awards
     The Company did not grant any TSYS stock options during the three months ended March 31, 2007 and 2006, respectively.
     As of March 31, 2007, there was approximately $30,000 of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 0.7 year.
Long-Term Incentive Plans – Synovus
     During the first three months of 2007, Synovus granted 102,653 stock options to key TSYS officers and key employees. The fair value of the option grant was $7.22 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.78%; expected volatility of 21.76%; expected life of 6.0 years; and dividend yield of 2.60%.
     During the first three months of 2006, Synovus granted 304,933 stock options to key TSYS executive officers. The fair value of the option grant was $6.57 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%; expected volatility of 25.1%; expected life of 6.0 years; and dividend yield of 2.80%. The expected life of 6.0 years was determined using the “simplified” method, as prescribed by SEC’s Staff Accounting Bulletin No. 107.
     As of March 31, 2007, there was $7.6 million of total unrecognized compensation expense cost related to Synovus stock options that is expected to be recognized over a remaining weighted average period of 1.1 years.
Earnings Per Share
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 11,000 common shares for the three months ended March 31, 2007, and excludes 22,500 common shares for the three months ended March 31, 2006, because their inclusion would have been anti-dilutive.
Note 6 – Long-Term Debt
     In January 2007, the Company’s operation in Japan borrowed ¥250 million, or approximately $2.1 million, through a short-term note. The interest rate on the note is the Japan prime rate plus 375 basis points. The note is expected to replace the intercompany financing between the Company and its Japan operation. The term of the note is one year.
     In November 2006, TSYS announced an agreement to form a new venture called TSYS Managed Services EMEA, Ltd. (TSYS Managed Services) with Merchants. Refer to Note 10 for more information about the acquisition of TSYS Managed Services.
     In connection with the formation of TSYS Managed Services, both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of March 2007, Merchants had loaned TSYS Managed Services approximately £2.0 million, or approximately $3.9 million, payable in total in five years, at an interest rate of the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly.

     TSYS maintains an unsecured credit agreement with Columbus Bank & Trust. The credit agreement has a maximum available principal balance of $5.0 million, with interest at prime. TSYS did not use the credit facility for the three months ended March 31, 2007 or 2006.
Note 7 – Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the three months ended March 31, 2007 and 2006, respectively, are summarized as follows:

(in thousands)	March 31, 2007	March 31, 2006

Conversion costs	$5,293	8,879
Payments for processing rights	1,852	675

Total	$7,145	9,554

Nonvested Awards
     During the first quarter of 2007, the Company issued shares of common stock to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 5 for more information.
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
Note 9 – Guarantees and Indemnifications
     The Company has entered into processing and licensing agreements with clients that include intellectual property indemnification clauses. The Company generally agrees to indemnify its clients, subject to certain exceptions, against legal claims that TSYS’ services or systems infringe on certain third party patents, copyrights or other proprietary rights. In the event of such a claim, the Company is generally obligated to hold the client harmless and pay for related losses, liabilities, costs and expenses, including, without limitation, court costs and reasonable attorney’s fees. The Company has not made any indemnification payments pursuant to these indemnification clauses.
     The Company has not recorded a liability for guarantees or indemnities in the accompanying consolidated balance sheet since the maximum amount of potential future payments under such guarantees and indemnities is not determinable.
Note 10 – Business Combinations
TSYS Managed Services
     On November 16, 2006, TSYS announced an agreement with Merchants, a customer-contact company and a wholly owned subsidiary of Dimension Data, to deliver a comprehensive range of managed services to financial institutions across Europe, the Middle East and Africa. The agreement combines the call-center capabilities of Merchants with TSYS’ special business unit, both of which specialize in customer-servicing operations, including back-office, cross-selling and up-selling activities for financial institutions engaged in card issuing and merchant acquiring. The new venture is called TSYS Managed Services and includes existing

Merchants centers that comprise more than 200 seats in Milton Keynes, England, near London, and Barneveld, The Netherlands, near Amsterdam. TSYS paid an aggregate consideration of approximately $2.8 million, including direct acquisition costs.
     Prior to the new agreement, TSYS contracted with Merchants to provide these services to TSYS’ international clients. TSYS consolidated TSYS Managed Services’ balance sheet and results of operations, as of November 16, 2006. The Company recorded the acquisition of majority ownership as a business combination requiring the Company to allocate the purchase price for the assets acquired and liabilities assumed based upon their relative fair values. The Company has preliminarily allocated $625,000 to goodwill related to TSYS Managed Services.
     The acquisition of TSYS Managed Services allows TSYS to deliver the same managed services to clients in Europe and the broader region as it does to its domestic clients. TSYS Managed Services operates as a separate, majority owned subsidiary of TSYS. Revenues associated with TSYS Managed Services are included in international-based support services for segment reporting purposes.
TSYS Card Tech
     On July 11, 2006, TSYS acquired Card Tech, Ltd., a privately owned London-based payments firm, and related companies, increasing TSYS’ card issuing and merchant acquiring capabilities and extending its geographic reach to Asia Pacific, Europe, the Middle East and Africa. TSYS paid an aggregate consideration of approximately $59.5 million, including direct acquisition costs.
     Card Tech, Ltd. was established in 1989 and maintains service centers in London, England; Dubai, United Arab Emirates; Nicosia, Cyprus; Kuala Lumpur, Malaysia; and Noida, India. TSYS operates facilities in North America, Europe and the Asia-Pacific for a combined total of 12 countries worldwide.
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
     TSYS consolidated TSYS Card Tech’s balance sheet and results of operations as of July 11, 2006. The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $32.1 million to goodwill, approximately $19.1 million to other identifiable intangible assets and the remaining amounts to other assets and liabilities acquired. The preliminary purchase price allocation is presented below:

(in thousands)

Cash and cash equivalents	$4,324
Intangible assets	19,100
Goodwill	32,127

(in thousands)
Other assets	12,502

Total assets acquired	68,053

Other liabilities	8,587

Total liabilities assumed	8,587

Net assets acquired	$59,466

     Revenues associated with TSYS Card Tech are included in electronic payment processing services and are included in international–based support services for segment reporting purposes.
Pro forma
     The pro forma impact of the TSYS Card Tech and TSYS Managed Services acquisitions on revenues and net income for periods prior to the acquisition was not material.
Note 11 – Income Taxes
     TSYS is a member of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2004 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2001. There is currently no Federal tax examination in progress. However, a number of tax examinations are in progress by the relevant state tax authorities.
     TSYS adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes – an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return.
     As a result of the implementation of FIN 48, the Company recognized approximately $2.0 million increase in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. This adjustment was the cumulative effect of applying a different measurement standard in accounting for uncertainty in income taxes. During the three months ended March 31, 2007, TSYS increased its state income tax expense by $2.4 million (net of the federal benefit) including $0.4 million in interest, in response to new information impacting the potential resolution of an uncertain tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)

Balance at January 1, 2007	$7.4

Current activity:
Additions based on tax positions related to current year	0.3
Additions for tax positions of prior years	3.0
Reductions for tax positions of prior years	—
Reductions from lapse of applicable statute of limitations	—
Settlements	—

Net, current activity	3.3

Balance at March 31, 2007	$10.7

     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Accrued interest and penalties on unrecognized tax benefits totaled $1.4 million and $2.7 million as of January 1, 2007 and March 31, 2007, respectfully. Of the $7.4 million of gross total unrecognized tax benefits at the beginning of 2007, $5.3 million (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Accrued interest on unrecognized tax benefits at the beginning of 2007 totaling $1.0 million (net of the federal benefit), if recognized, would also favorably affect the effective income tax rate in future periods.

TOTAL SYSTEM SERVICES, INC.
Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Financial Overview
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
     A significant amount of the Company’s revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of the Company’s total revenues, generally provide for discounts on certain services based on the size and activity of clients’ portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a change in client mix directed toward larger clients and increasing pressure on the Company’s operating profit margins. With the deconversion of certain account portfolios in 2006, TSYS expects its client mix to be less dependent upon large clients.
     With the purchase of TSYS Card Tech, Ltd. (TSYS Card Tech) on July 11, 2006, the Company began offering server-based software license arrangements, consulting and implementation services, maintenance agreements, as well as processing services, for comprehensive TSYS card issuing and merchant acquiring capabilities worldwide. New software license revenue is generally recognized together with the associated services based on contract accounting using either the percentage-of-completion or completed-contract method, provided that vendor specific objective evidence (VSOE) exists with respect to any undelivered element, which is generally the maintenance agreement. Maintenance and processing revenues are recognized ratably over the terms of their respective contracts. Revenue from third party software and hardware sales is recognized when all revenue recognition criteria have been met.
     The Company provides services to its clients including processing consumer, retail, commercial, government services, stored value and debit cards. Below is a general description of each type of account:

Account type	Description
Consumer	Visa and MasterCard credit cards; American Express cards

Retail	Private label

Commercial	Purchasing cards, corporate cards and fleet cards for employees

Government services	Student loan processing accounts

Stored value	Prepaid cards, including loyalty incentive cards, health care cards, flexible spending cards and gift cards

Debit	On-line (PIN-based) and off-line (signature-based) accounts
     A summary of the financial highlights for 2007, as compared to 2006, is provided below:

	Three months ended March 31,
(in millions, except per share data and employees)	2007	2006	% Change

Revenues before reimbursables	$343.6	329.6	4.3%
Total revenues	429.6	412.3	4.2
Operating income	85.7	71.9	19.2
Net income	57.3	50.4	13.7
Basic earnings per share (EPS)	0.29	0.26	14.0
Diluted EPS	0.29	0.26	13.9
Other:
Accounts on file (AOF)	422.7	440.4	(4.0)
Full-time equivalent employees (FTE)	6,766	6,579	2.8
•	The impact of acquisitions on consolidated total revenues for the three months ended March 31, 2007 was $8.0 million. The impact of acquisitions on consolidated revenues before reimbursable items for the three months ended March 31, 2007 was $12.1 million. Refer to Other Services revenues on pages 26 and 27 for the characterization from reimbursable items to other services revenues for the TSYS Managed Services acquisition. The impact of acquisitions on consolidated total expenses for the three months ended March 31, 2007 was $7.2 million. The impact of acquisitions on consolidated expenses before reimbursable items for the three months ended March 31, 2007 was $11.2 million.

•	Cash flows from operating activities were $66.5 million for the three months ended March 31, 2007, compared to $38.4 million for the same period in 2006.
     Significant highlights for 2007 include:
Domestic
•	During the first quarter, TSYS completed the Capital One conversion.
International
•	TSYS signed a contract extension with Spira de México, S.A. de C.V. (Spira), to continue processing its consumer-credit portfolio. Under terms of the agreement, TSYS will continue to provide risk management, portfolio management and reporting tools to Spira.

•	TSYS’ PRIME card- and merchant-management system was chosen by Norway’s largest financial-services group, DnB NOR Bank ASA, to manage the fast-growing cards portfolio of its market-leading credit-card operator, DnB NOR Kort. DnB NOR Kort has plans to further expand its service solutions for DnB NOR Kort customers.
Merchant Acquiring
•	The Company renewed merchant-processing service agreements with Sage Payment Solutions and Moneris Solutions covering its U.S. portfolio.

•	TSYS signed agreements to provide merchant-processing services for Clearent and National Processing Company, formerly Iron Triangle Payment Systems.
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
     Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations are listed in the Company’s forward-looking statements. Negative developments in these or other risk factors could have a material adverse effect on the Company’s financial position, results of operations and cash flows. For a detailed discussion regarding the Company’s risk factors, see “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     For a detailed discussion regarding the Company’s critical accounting policies and estimates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2007.
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
Contractual Obligations: The total liability for uncertain tax positions under FIN 48 at March 31, 2007 is $9.0 million. Refer to Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year. As indicated in the Company’s 2006 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2006 were estimated at $229.4 million.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31, 2007 and 2006, respectively:

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2007	2006	2007 vs. 2006
Revenues:
Electronic payment processing services	53.6%	53.6%	4.1%
Merchant acquiring services	14.1	15.5	(5.1)
Other services	12.3	10.8	18.5

Revenues before reimbursable items	80.0	79.9	4.3
Reimbursable items	20.0	20.1	3.9

Total revenues	100.0	100.0	4.2

Expenses:
Salaries and other personnel expense	32.7	29.4	15.8
Net occupancy and equipment expense	15.4	18.3	(12.2)
Other operating expenses	12.0	14.8	(15.8)

Expenses before reimbursable items	60.1	62.5	0.1
Reimbursable items	20.0	20.1	3.9

Total expenses	80.1	82.6	1.0

Operating income	19.9	17.4	19.2
Nonoperating income	1.4	0.7	118.1

Income before income taxes, minority interest and equity in income of equity investments	21.3	18.1	22.9
Income taxes	8.1	6.1	39.8

Income before minority interest and equity in income of equity investments	13.2	12.0	14.4
Minority interests in consolidated subsidiaries’ net income	(0.1)	0.0	nm
Equity in income of equity investments	0.2	0.2	1.0

Net income	13.3%	12.2%	13.7%

nm = not meaningful

Revenues
     Total revenues increased $17.3 million, or 4.2%, during the three months ended March 31, 2007, compared to the same period in 2006. The increase in revenues for the three months ended March 31, 2007 includes an increase of $5.1 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $14.1 million, or 4.3%, during the three months ended March 31, 2007, compared to the same period in 2006. The impact of acquisitions on consolidated total revenues for the three months ended March 31, 2007 was $8.0 million.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. With the acquisitions of TSYS Card Tech and TSYS Managed Services, TSYS has extended its geographic reach into Asia Pacific, Europe, the Middle East and Africa, and as such, has increased its international revenues.
     Total revenues from clients domiciled outside the United States for the three months ended March 31, 2007 and 2006, respectively, are summarized below:

	Three months ended March 31,
(in millions)	2007	2006	% Change

Europe	$45.9	32.7	40.4%
Canada	30.0	22.1	35.8
Japan	5.3	3.9	37.0
Mexico	3.3	2.5	30.7
Other	7.4	1.3	nm

Total	$91.9	62.5	47.0%

nm = not meaningful
Note: The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting, and therefore, TSYS does not include the revenues of its equity investments in consolidated revenues.
     The increase in revenues in 2007 from clients domiciled outside the United States was a result of acquisitions, internal growth of existing clients, the increased use of value added products and services, and the effects of currency translation.
     International revenues for the quarter ended March 31, 2007 include revenues of approximately $8.0 million associated with the impact of acquisitions for several countries and regions, including Europe, Japan and Other.
     TSYS expects to continue to grow its international revenues in the future through acquisitions, business expansion, new client signings and internal growth. TSYS may also grow as European financial institutions phase-in the Single Euro Payments Area (SEPA) requirements.
     The purpose of SEPA is to treat all Euro payments in the Euro area as domestic payments and move the Euro area towards a more integrated payments market. The European Payments Council’s plan for implementation of SEPA is structured in three phases: a design phase, an implementation phase and a migration phase. Currently, the implementation phase is scheduled to be completed at the end of 2007. The migration phase, which is scheduled to be complete by the end of 2010, is a period in which the European national payment schemes will coexist with the new SEPA schemes in order to allow a gradual market-driven migration to SEPA. As the deadlines approach, more European financial institutions may look to outsource their payment processing functions to third-party providers, such as TSYS.
Value Added Products and Services
     The Company’s revenues are impacted by the use of optional value added products and services of TSYS’ processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included primarily in electronic payment processing services revenue.
     For the three months ended March 31, 2007 and 2006, value added products and services represented 12.8% and 12.6%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 5.3%, or $2.7 million for the three months ended March 31, 2007 compared to the same period last year.
Major Customers
     A significant amount of the Company’s revenues is derived from long-term contracts with large clients, including its major customers. TSYS derives revenues from providing various processing, merchant acquiring and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. Refer to Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on major customers.
     For the three months ended March 31, 2007, Bank of America, JP Morgan Chase & Co. (Chase) and another client accounted for approximately 11.4%, or $48.8 million, 10.1%, or $43.3 million, and 12.2%, or $52.5 million, respectively, of total revenues. For the three months ended March 31, 2006, Bank of America, Chase and another client accounted for approximately 23.4%, or $96.3 million, 10.8%, or $44.7 million, and 3.2%, or $13.0 million, respectively, of total revenues. The loss of these clients, or any significant client, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
     In October 2006, TSYS deconverted the Bank of America consumer card portfolio. TSYS continues to provide commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America, according to the terms of the existing agreements for those services.
     In October 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term. TSYS expects that Chase will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in the third quarter of 2007.
     Revenues from major customers for the periods reported are primarily attributable to the domestic-based support services segment and merchant acquiring services segment.

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the strong organic growth of TSYS’ clients and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $9.1 million, or 4.1%, for the three months ended March 31, 2007 compared to the same period in 2006. The impact of acquisitions on consolidated electronic payment processing services revenues for the three months ended March 31, 2007 was $7.8 million.
     TSYS deconverted the consumer portfolio of Bank of America in October 2006, and the Sears consumer MasterCard and private-label accounts in June 2006. The results for the first quarter of 2006 include processing revenues of approximately $50 million associated with the two deconverted portfolios. The Company was able to offset the loss in revenues in the first quarter of 2007 as the result of the conversion of new accounts and the strong internal growth of existing clients.
     In August 2005, TSYS finalized a five year definitive agreement with Capital One Financial Corporation (Capital One) to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS completed the conversion of Capital One’s portfolio from its in house processing system to TS2 in March 2007. TSYS expects to maintain the card processing functions of Capital One for at least five years. After a minimum of three years of processing with TSYS, the agreement provides Capital One the opportunity to license TS2 under a long-term payment structure.
AOF Data (in millions):

	2007	2006	% Change
At March 31,	422.7	440.4	(4.0)
YTD Average	418.3	439.3	(4.8)
AOF by Portfolio Type (in millions):

	2007		2006
At March 31,	AOF	%	AOF	%	% Change

Consumer	268.9	63.6	272.5	61.8	(1.3)
Retail	52.5	12.4	82.9	18.8	(36.7)
Stored value	42.2	10.0	26.7	6.1	57.8
Commercial	32.8	7.8	31.2	7.1	5.2
Government services	21.5	5.1	19.2	4.4	12.4
Debit	4.8	1.1	7.9	1.8	(39.0)

Total	422.7	100.0	440.4	100.0	(4.0)

Note: Certain accounts previously classified as Retail have been reclassified as Stored Value to conform with the presentation adopted in the second quarter of 2006.

AOF by Geographic Area (in millions):

	2007		2006
At March 31,	AOF	%	AOF	%	% Change

Domestic	353.5	83.6	383.5	87.1	(7.8)
International	69.2	16.4	56.9	12.9	21.5

Total	422.7	100.0	440.4	100.0	(4.0)

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company’s processing clients.
Activity in AOF (in millions):

	March 2006 to	March 2005 to
	March 2007	March 2006
Beginning balance	440.4	370.6
Internal growth of existing clients	36.2	44.1
New clients	96.1	39.3
Purges/Sales	(19.2)	(12.3)
Deconversions	(130.8)	(1.3)

Ending balance	422.7	440.4

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
     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring and majority owned subsidiary GP Net. Merchant acquiring services revenues for the three months ended March 31, 2007 was $60.7 million compared to $63.9 million for the same period last year. The decrease is attributable to client deconversions in both the processing and terminal distribution businesses, and price compression. The losses were mitigated by the internal transaction growth of existing clients.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services increased $8.2 million, or 18.5%, for the three months ended March 31, 2007, compared to the same period in 2006. The impact of acquisitions on consolidated other services revenues for the three months ended March 31, 2007 was $4.3 million.
     On November 16, 2006, TSYS announced a joint venture with Merchants called TSYS Managed Services. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on TSYS Managed Services.

     Prior to the agreement, TSYS contracted with Merchants to provide managed services to TSYS’ international clients, and these services were characterized as reimbursable items. With the new agreement, these services are now characterized as other services revenues. TSYS Managed Services operates as a separate, majority-owned subsidiary of TSYS.
     In May 2006, TSYS’ collection subsidiary renegotiated a contract with its largest client. One of the provisions that was changed related to the handling of attorney fees and court costs. In reviewing the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” TSYS met the indicators of “gross reporting,” specifically TSYS is the primary obligor and adds value as part of the service. As a result, TSYS has recognized $19.7 million of attorney fees and court costs for the three months ended March 31, 2007 as reimbursable items.
Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $3.3 million, or 3.9%, for the three months ended March 31, 2007, as compared to the same period last year. The impact of acquisitions on consolidated reimbursable items for the three months ended March 31, 2007 was a decrease of $4.0 million related to the recharacterization of TSYS Managed Services revenues discussed above. In connection with the renegotiated contract discussed in other services revenues, TSYS recognized approximately $19.7 million of attorney fees and court costs as additional reimbursable items for the three months ended March 31, 2007.
     The majority of reimbursable items relates to the Company’s domestic-based clients and is primarily costs associated with postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Effective May 14, 2007, the United States Postal Service will increase the rate of first class mail.
Operating Expenses
     Total expenses increased 1.0% for the three months ended March 31, 2007 compared to the same period in 2006. The increase in expense includes an increase of $3.8 million related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total expenses remained the same for the three months ended March 31, 2007 compared to the same period in 2006. The impact of acquisitions on consolidated total expenses for the three months ended March 31, 2007 was $7.2 million. The increase in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three months ended March 31:

	Three months ended March 31,
(in thousands)	2007	2006	% Change

Salaries	$101,491	90,986	11.5%
Employee benefits	26,835	25,448	5.5
Nonemployee wages	9,915	10,029	(1.1)
Share-based compensation	3,048	2,267	34.5

	Three months ended March 31,
(in thousands)	2007	2006	% Change

Other	2,802	2,898	(3.4)
Less capitalized expenses	(3,648)	(10,298)	(64.6)

Total	$140,443	121,330	15.8%

     Salaries and other personnel expense increased $19.1 million, or 15.8%, for the three months ended March 31, 2007, compared to the same period in 2006. The impact of acquisitions on consolidated salaries and other personnel expenses for the three months ended March 31, 2007 was $6.7 million. In addition, the change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended March 31, 2007 and 2006, the Company accrued $7.5 million and $4.7 million, respectively, for performance-based incentives.
     Capitalized salaries and personnel expenses decreased $6.7 million for the first quarter of 2007, as compared to the same period in 2006, as a result of client conversion activity in 2006 being substantially completed by the fourth quarter of 2006.
     The Company’s salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:

Employee Data:
(Full-time Equivalents)	2007	2006	% Change
At March 31,	6,766	6,579	2.8
YTD Average	6,721	6,641	1.2
     The Company gained 324 employees through the acquisitions of TSYS Card Tech and TSYS Managed Services.
     Share-based compensation expenses include the impact of expensing the fair value of stock options in 2007, as well as expenses associated with nonvested shares. For the three months ended March 31, 2007, share-based compensation was $3.0 million, compared to $2.3 million for the same period in 2006.
Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expense:

	Three months ended March 31,
(in thousands)	2007	2006	% Change

Depreciation and amortization	$28,003	30,791	(9.1)%
Equipment and software rentals	20,837	28,408	(26.7)
Repairs and maintenance	10,270	10,445	(1.7)
Other	7,026	5,706	23.1

Total	$66,136	75,350	(12.2)%

     Net occupancy and equipment expense decreased $9.2 million, or 12.2%, for the three months ended March 31, 2007 over the same period in 2006. The impact of acquisitions on consolidated net occupancy and equipment expenses for the three months ended March 31, 2007 was $1.6 million.
     Depreciation and amortization decreased for the three months ended March 31, 2007, as compared to the same period in 2006, as a result of the acceleration in 2006 of amortization of software licenses that were based on processing capacity agreements commonly referred to as millions of instructions per second or MIPS. These licenses are amortized using a units-of-production basis. As a result of the deconversions in 2006, TSYS’ total future MIPS declined, resulting in a decrease in software amortization for the periods subsequent to the deconversion dates.
     The Company’s equipment and software rentals decreased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, as a result of software licenses that are leased under processing capacity or MIPS agreements.
Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
(in thousands)	2007	2006	% Change

Third-party data processing services	$9,364	10,246	(8.6)%
Travel and business development	6,349	3,870	64.1
Professional advisory services	5,586	5,769	(3.2)
Supplies and stationery	4,497	6,950	(35.3)
Court costs associated with debt collection services	4,270	7,605	(43.9)
Amortization of conversion costs	3,855	4,875	(20.9)
Management fees	2,272	2,410	(5.7)
Terminal deployment costs	1,791	3,992	(55.1)
Amortization of acquisition intangibles	834	859	(2.9)
Transaction processing provisions	(792)	4,161	(119.0)
Bad debt expense	67	38	74.4
Other	13,260	10,240	29.5

Total	$51,353	61,015	(15.8)%

     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with the Company’s debt collection business. Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section in the 2006 Form 10-K, management’s evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.
     Other operating expenses for the three months ended March 31, 2007 decreased $9.7 million, or 15.8%, as compared to the same period in 2006. The decrease of $9.7 million in operating expenses is primarily the result of decline in the terminal deployment expenses associated with the point of sale terminal distribution sales office and the recognized attorney fees and court costs associated with debt collection services as reimbursable items. The impact of acquisitions on consolidated other operating expenses for the three months ended March 31, 2007 was $3.0 million.
Operating Income
     Operating income increased 19.2% for the three months ended March 31, 2007 over the same period in 2006. The Company’s operating profit margin for the three months ended March 31, 2007 was 19.9% compared to 17.4% for the same period last year. TSYS’ operating margin increased for the three months ended March 31, 2007, as compared to the same periods in 2006, as the result of revenues increasing at a faster rate than expenses.
Nonoperating Income (Expense)
     Interest income for the three months ended March 31, 2007 was $5.5 million, an increase of $3.0 million, compared to $2.5 million for the same period in 2006. The increase in interest income is primarily attributable to the fluctuations in cash available for investment and changes in short-term interest rates.
     Interest expense for the three months ended March 31, 2007 was $210,000, an increase of $166,000 compared to $44,000 for the same period in 2006.
     In connection with the acquisitions of TSYS Card Tech and TSYS Managed Services, the Company loaned $61.8 million to its UK operation as an intercompany loan. The financing requires the unit to repay the loan in U.S. dollars. The functional currency of the European operations is the British Pound Sterling (BPS). As the Company translates the European financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S.-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of the financing, the Company recorded a foreign currency translation gain on the Company’s financing with its European operations during the first quarter of 2007 of $170,000. The balance of the financing at March 31, 2007 was approximately $62.2 million.
     In October 2006, the Company provided financing of approximately $2.1 million to its operation in Japan through an intercompany loan. The financing requires the unit to repay the arrangement in U.S. dollars. The functional currency of the operation in Japan is the Japanese Yen. As the Company translates the Japanese financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S.-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of the financing, the Company recorded a foreign currency translation gain on the Company’s financing arrangement with its Japanese operations during the three months ended March 31, 2007 of $18,000. The balance of the financing at March 31, 2007 was approximately $2.1 million.
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The translation gain related to these accounts was $379,000 for the three months ended March 31, 2007. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2007 was approximately $40.5 million, the majority of which is denominated in Euros.

Income Taxes
     TSYS’ effective income tax rate for the three months ended March 31, 2007 was 38.0%, compared to 33.4% for the same period in 2006. During the quarter, TSYS increased its state income tax expense by $2.4 million in response to new information impacting the potential resolution of an uncertain tax position. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $860,000 and $852,000 for the three months ended March 31, 2007 and 2006, respectively.
Net Income
     Net income for the three months ended March 31, 2007 increased 13.7%, or $6.9 million, to $57.3 million, or basic and diluted earnings per share of $0.29, compared to $50.4 million, or basic and diluted earnings per share of $0.26, for the same period in 2006.
Net Profit Margin
     The Company’s net profit margin for the three months ended March 31, 2007 was 13.3%, compared to 12.2% for the same period last year.
     TSYS’ net profit margin increased for the quarter as the result of management’s focus on expense controls, decreased amortization and increased interest income offset by increased expenses associated with a higher effective tax rate.
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
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three months ended March 31, 2007 and 2006, respectively:

	Three months ended March 31,
(in thousands)	2007	2006

Operating income	$85,679	71,857

Net income	$57,273	50,393

Total revenues	$429,603	412,290

Operating margin (as reported)	19.9%	17.4%

Net profit margin (as reported)	13.3%	12.2%

Revenue before reimbursable items	$343,611	329,552

Adjusted operating margin	24.9%	21.8%

Adjusted net profit margin	16.7%	15.3%

Projected Outlook for 2007
     Excluding the one-time Bank of America contract-termination fee in 2006 of approximately $68.9 million and the acceleration of amortization of Bank of America contract acquisition costs of approximately $6 million, net income is expected to increase between 20%–22% in 2007 compared to 2006. Based on generally accepted accounting principles (GAAP), TSYS’ estimated 2007 net income is expected to increase between 0%–2% as compared to 2006.
     TSYS’ 2007 earnings guidance is based on the following assumptions: (1) Including the Bank of America contract termination fee of approximately $68.9 million in 2006 and an acceleration of amortization of contract acquisition costs of approximately $6 million, estimated total revenues will decline 3%–2% in 2007. Excluding the termination fee and reimbursable items, revenues will increase by 3%-5% over 2006; (2) JP Morgan Chase & Co. will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in the third quarter of 2007; (3) expense reductions in employment, equipment, leases and other areas that are included in 2007 estimates will be accomplished; and (4) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles.
     Presentation of revenues and net income excluding the Bank of America termination fee, acceleration of amortization of contract acquisition costs and reimbursable items are non-GAAP financial measures. The following table reconciles the range of changes from 2006 to 2007, comparing non-GAAP financial measures to GAAP financial measures.

	Range of Guidance
	($ in millions)
	2007 Forecast	2006	Percent Change

Net income	$250 to $255	$249	0% to 2%
Less: termination fee, net of acceleration of amortization of contract acquisition costs, net of tax	—	($41)	—

Net income, excluding impact of termination fee, net of acceleration of amortization of contract acquisition costs	$250 to $255	$208	20% to 22%

Total revenues	$1,742 to $1,760	$1,787	(3%) to (2%)
Less: reimbursable items	($329)	($353)	—
Less: termination fee, net of related contract acquisition cost amortization*	—	($65)	—

Revenues, excluding reimbursable items and net termination fee	$1,413 to $1,431	$1,369	3% to 5%

*Note:	TSYS accelerated the amortization of approximately $6 million in contract acquisition costs (comprised of $4 million of amortization related to payments for processing rights, which was recorded as a reduction of revenues, and $2 million of amortization expense related to conversion costs).

     TSYS believes the table above presents meaningful information to assist investors in understanding the company’s financial estimates for changes in total revenues and net income from 2006 to 2007 as a result of the Bank of America consumer portfolio deconversion as the non-GAAP financial measures exclude amounts that the Company does not consider part of ongoing operating results. The non-GAAP financial percentage changes should not be considered by themselves or as a substitute for the GAAP percentage changes year over year. The non-GAAP measures should be considered as an additional view of the way TSYS’ financial measures are affected by the one-time Bank of America contract termination fee, acceleration of amortization of contract acquisition costs and reimbursable items; and should be used in conjunction with all publicly filed financial statements and reports.
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
Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2007	2006

Net income	$57,273	50,393
Depreciation and amortization	38,597	43,161
Other noncash items and charges, net	(3,057)	981
Net change in current and long-term assets and current and long-term liabilities	(26,363)	(56,150)

Net cash provided by operating activities	$66,450	38,385

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the three months ended March 31, 2007, the Company generated $66.5 million in cash from operating activities compared with $38.4 million for the same period last year. The increase in 2007 in net cash provided by operating activities was primarily the result of the change in the use of cash related to net change in current and long-term assets and current and long-term liabilities.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at March 31, 2007, as compared to December 31, 2006, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2007	2006

Purchases of property and equipment, net	$(17,232)	(5,786)
Additions to licensed computer software from vendors	(3,884)	(1,776)
Additions to internally developed computer software	(3,039)	(3,773)
Cash used in acquisitions, net of cash acquired	(472)	—
Additions to contract acquisition costs	(7,145)	(9,554)

Net cash used in investing activities	$(31,772)	(20,889)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $31.8 million in cash for investing activities for the three months ended March 31, 2007, compared to $20.9 million for the same period in 2006. The major use of cash for investing activities in 2007 was for the addition of equipment. The major use of cash for investing activities in 2006 was contract acquisition costs.
Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended March 31, 2007 and 2006 were $17.2 million and $5.8 million, respectively. The increase in capital expenditures for property and equipment in 2007 related to production and processing equipment.
Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $3.9 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively.
Internally Developed Computer Software Costs
     Additions to capitalized software development costs for the three months ended March 31, 2007 were $3.0 million, compared to $3.8 million for the same period in 2006.
Cash Used in Acquisitions
     During the first quarter of 2007, the Company capitalized approximately $472,000 of additional direct acquisition costs related to TSYS Card Tech and TSYS Managed Services.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $7.1 million for the three months ended March 31, 2007, compared to $9.6 million for the three months ended March 31, 2006. The Company had cash payments for processing rights of approximately $1.9 million during the three months ended March 31, 2007, compared to $675,000 for the same period last year.
     Conversion cost additions were $5.3 million and $8.9 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in the amount of conversion cost additions for 2007, as compared to 2006, is the result of decreased activity related to fewer conversions scheduled to occur in 2007 versus 2006.
Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2007	2006

Dividends paid on common stock	$(13,783)	(11,837)
Proceeds from borrowings of long-term debt	6,805	—
Proceeds from exercise of stock options	3,518	—
Excess tax benefit from share-based payment arrangements	2,503	—
Principal payments on long-term debt borrowings and capital lease obligations	(562)	(402)

Net cash used in financing activities	$(1,519)	(12,239)

     The major use of cash for financing activities has been the payment of dividends. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2007 was $1.5 million mainly as a result of the payments of dividends. Net cash used in financing activities for the three months ended March 31, 2006 was $12.2 million mainly as a result of the payments of dividends.
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
     During the three months ended March 31, 2007, TSYS did not purchase any shares of TSYS common stock. The Company has approximately 898,000 shares remaining that could be repurchased under the share repurchase plan.
Financing
     In January 2007, the Company’s operation in Japan borrowed ¥250 million, or approximately $2.1 million, through a short-term note. The interest rate on the note is the Japan prime rate plus 375 basis points. The note is expected to replace the intercompany financing between the Company and its Japan operation. The term of the note is one year.
     In connection with the formation of TSYS Managed Services, TSYS and Merchants agreed to provide long-term financing to TSYS Managed Services. Refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the long-term financing arrangement between TSYS Managed Services and Merchants. At the end of March 2007, the balance of the financing arrangement was approximately £2.0 million, or approximately $3.9 million.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended March 31, 2007 compared to $11.8 million paid during the three months ended March 31, 2006. On May 25, 2006, the Company announced an increase in its quarterly dividend of 16.7% from $0.06 to $0.07 per share.
Significant Noncash Transactions
     During the first three months of 2007, TSYS granted 78,216 shares of TSYS common stock with a market value of $2.5 million under nonvested stock bonus awards. During the first quarter of 2006, the Company issued 150,775 shares of common stock with a market value of $3.0 million. These shares are issued to certain key executive officers, non-management members of its board of directors and employees under nonvested shares for services to be provided by such officers, directors and employees in the future. The market value of the common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
     Refer to Notes 5 and 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about share-based compensation.

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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.9:1. At March 31, 2007, TSYS had working capital of $506.4 million compared to $448.9 million at December 31, 2006.
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
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
     In March 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-10 (EITF 06-10), “Accounting for Collateral Split-Dollar Life Insurance Arrangements.” This guidance requires that for an endorsement split-dollar life insurance arrangement (in which a company owns and controls the insurance policy), an employer should recognize a liability for future benefits in accordance with either Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion–1967” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. Entities should recognize the effects of applying the consensus in this guidance as a change in accounting principle through a cumulative-effect adjustment to retained earnings and other components of equity or net assets in the statement of financial position. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 06-10 on its financial position, results of operations and cash flows, but has not yet completed its assessment.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, results of operations and cash flows, but has not yet completed its assessment.
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
     In September 2006, the EITF reached a consensus on EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion — 1967,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that its client mix will be less dependent upon large clients; (ii) TSYS’ plans to continue to expand its service offerings internationally; (iii) TSYS’ expectation that it will continue to grow its international revenues in the future through acquisitions, business expansion, new client signings and internal growth; (iv) TSYS’ expectation that it will maintain the card processing functions of Capital One for at least five years; (v) TSYS’ expectation that it will maintain the card processing functions of Chase Card Services for at least two years and that Chase will discontinue its processing agreement according to the original schedule and license TSYS’ processing software in the third quarter of 2007; (vi) TSYS’ expected net income growth for 2007; (vii) management’s expectation that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (viii) TSYS’ belief with respect to lawsuits, claims and other complaints; and (ix) the expected financial impact of recent accounting pronouncements; and the assumptions underlying such statements, including, with respect to TSYS’ expected increase in net income for 2007: (a) including the Bank of America contract termination fee in 2006 of approximately $68.9 million and an acceleration of amortization of contract acquisition costs of approximately $6 million, estimated total revenues will decline 3%-2% in 2007 and excluding the termination fee and reimbursable items, estimated revenues will increase by 3%-5% over 2006; (b) Chase will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in the third quarter of 2007; (c) expense reductions in employment, equipment, leases and other areas which are included in 2007 estimates will be accomplished; and (d) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to: (i) revenues that are lower than anticipated; (ii) TSYS incurs expenses associated with the signing of a significant client; (iii) internal growth rates for TSYS’ existing clients are lower than anticipated; (iv) TSYS does not convert and deconvert clients’ portfolios as scheduled; (v) adverse developments with respect to foreign currency exchange rates; (vi) adverse developments with respect to entering into contracts with new clients and retaining current clients; (vii) continued consolidation in the financial services industry, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (viii) TSYS is unable to control expenses and increase market share, both domestically and internationally; (ix) adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism; (x) TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending; (xi) the impact of acquisitions, including their being more difficult to integrate than anticipated; (xii) the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto; (xiii) the impact of the application of and/or changes in accounting principles; (xiv) TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies; (xv) TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (xvi) changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of its products; (xvii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection; (xviii) no material breach of security of any of our systems; (xix) overall market conditions; (xx) the loss of a major supplier; (xxi) the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxii) TSYS’ ability to manage the foregoing and other risks.
     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

TOTAL SYSTEM SERVICES, INC.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive gain and loss for the three months ended March 31, 2007 and 2006, respectively:

	Three months ended March 31,
(in millions)	2007	2006

Other comprehensive gain (loss)	$(0.1)	0.4
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at March 31, 2007:

(in millions)	March 31, 2007

Europe	$173.6
China	56.6
Japan	7.1
Mexico	8.0
Canada	0.6
Other	7.1
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation gain of approximately $379,000 for the quarter ended March 31, 2007 relating to the translation of cash accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2007 was approximately $40.4 million, the majority of which is denominated in Euros.
     The Company provides financing to its international operations in Europe and Japan through intercompany loans that require each operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on its financial statements. The upward or downward

TOTAL SYSTEM SERVICES, INC.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk (continued)
adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, TSYS recorded a foreign currency translation gain on the financing with foreign operations during the quarter ended March 31, 2007 of $188,000. The balance of the financing arrangements at March 31, 2007 was approximately $64.3 million.
     A summary of account balances subject to foreign currency exchange rates between the local currencies and the U.S. dollar follows:

		Balance at
(in millions)		March 31, 2007
Asset	Cash	$40.4
Liability	Intercompany financing arrangements	(64.3)

	Net account balances	$(23.9)

     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net liability account balance of $23.9 million at March 31, 2007.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in millions)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$(0.2)	(1.2)	(2.4)	0.2	1.2	2.4
Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.
     In connection with the formation of TSYS Managed Services, both TSYS and Merchants agree to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of March 2007, Merchants has loaned TSYS Managed Services approximately £2.0 million, or approximately $3.9 million, payable in total in five years, at an interest rate of the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly.
     In January 2007, the Company’s operation in Japan borrowed ¥250 million, or approximately $2.1 million, through a short-term note. The interest rate on the note is the Japan prime rate plus 375 basis points. The term of the note is one year.

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

TOTAL SYSTEM SERVICES, INC.
Part II – Other Information
Item 1A – Risk Factors
     In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended March 31, 2007:

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	per Share	or Programs	Programs

January 2007	—	$—	—	898,000
February 2007	—	—	—	898,000
March 2007	—	—	—	898,000

Total	—	$—

TOTAL SYSTEM SERVICES, INC.
Part II – Other Information
Item 6 – Exhibits
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

TOTAL SYSTEM SERVICES, INC.
Date: May 8, 2007	by: /s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: May 8, 2007	by: /s/ James B. Lipham
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