Form 10-Q
period 2007-06-30
TOTAL SYSTEM SERVICES INC
filed 2007-08-08
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: August 7, 2007

Common Stock, $0.10 par value	197,494,382 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I – Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except per share information)	2007	2006

Assets
Current assets:
Cash and cash equivalents (includes $264.9 million and $241.0 million on deposit with a related party at 2007 and 2006, respectively)	$452,194	389,123
Restricted cash (includes $10.6 million and $5.0 million on deposit with a related party at 2007 and 2006, respectively)	41,744	31,568
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $9.1 million and $11.0 million at 2007 and 2006, respectively (includes $1.3 million and $34 due from a related party at 2007 and 2006, respectively)	253,640	246,637
Deferred income tax assets	26,853	21,556
Prepaid expenses and other current assets	58,520	55,832

Total current assets	832,951	744,716
Property and equipment, net of accumulated depreciation and amortization of $248.2 million and $226.4 million at 2007 and 2006, respectively	272,560	271,321
Computer software, net of accumulated amortization of $348.4 million and $337.7 million at 2007 and 2006, respectively	198,192	216,450
Contract acquisition costs, net	159,829	167,449
Goodwill, net	141,973	133,337
Equity investments	62,796	62,064
Other intangible assets, net of accumulated amortization of $11.4 million and $9.6 million at 2007 and 2006, respectively	14,456	21,314
Other assets	21,742	17,590

Total assets	$1,704,499	1,634,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

	June 30,	December 31,
(in thousands, except per share information)	2007	2006

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued salaries and employee benefits	$48,819	80,697
Accounts payable (includes $49 and $95 payable to related parties at 2007 and 2006, respectively)	31,024	31,589
Current portion of obligations under capital leases	3,987	3,156
Current portion of notes payable	2,021	—
Other current liabilities (includes $11.3 million and $11.2 million payable to related parties at 2007 and 2006, respectively)	160,818	180,345

Total current liabilities	246,669	295,787
Deferred income tax liabilities	75,468	75,019
Notes payable, excluding current portion	3,952	—
Obligations under capital leases, excluding current portion	5,682	3,625
Other long-term liabilities	36,706	36,221

Total liabilities	368,477	410,652

Minority interests in consolidated subsidiaries	7,022	6,229

Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 199,200 and 198,676 issued at 2007 and 2006, respectively; 197,495 and 196,912 outstanding at 2007 and 2006, respectively	19,920	19,868
Additional paid-in capital	81,317	66,677
Accumulated other comprehensive income, net	23,317	20,641
Treasury stock (1,706 shares at 2007 and 1,764 shares at 2006)	(34,312)	(35,233)
Retained earnings	1,238,758	1,145,407

Total shareholders’ equity	1,329,000	1,217,360

Total liabilities and shareholders’ equity	$1,704,499	1,634,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	June 30,
(in thousands, except per share information)	2007	2006

Revenues:
Electronic payment processing services (includes $1.5 million and $1.2 million from related parties for 2007 and 2006, respectively)	$244,840	232,301
Merchant acquiring services	64,277	65,820
Other services (includes $2.2 million from related parties for both 2007 and 2006, respectively)	54,977	44,670

Revenues before reimbursable items	364,094	342,791
Reimbursable items (includes $0.7 million and $0.5 million from related parties for 2007 and 2006, respectively)	96,061	86,374

Total revenues	460,155	429,165

Expenses:
Salaries and other personnel expense	145,532	120,433
Net occupancy and equipment expense	67,953	75,703
Other operating expenses (includes $2.4 million and $2.6 million to related parties for 2007 and 2006, respectively)	54,693	61,924

Expenses before reimbursable items	268,178	258,060
Reimbursable items	96,061	86,374

Total expenses	364,239	344,434

Operating income	95,916	84,731

Nonoperating income (expense):
Interest income (includes $3.3 million and $1.8 million from related parties for 2007 and 2006, respectively)	6,159	3,425
Interest expense	(366)	(85)
Loss on foreign currency translation, net	(845)	(363)
Other	44	—

Total nonoperating income	4,992	2,977

Income before income taxes, minority interest and equity in income of equity investments	100,908	87,708
Income taxes	35,603	31,148

Income before minority interest and equity in income of equity investments	65,305	56,560
Minority interests in consolidated subsidiaries’ net income, net of tax	(602)	(173)
Equity in income of equity investments, net of tax	985	1,019

Net income	$65,688	57,406

Basic earnings per share	$0.33	0.29

Diluted earnings per share	$0.33	0.29

Weighted average common shares outstanding	196,693	197,093
Increase due to assumed issuance of shares related to common equivalent shares	454	237

Weighted average common and common equivalent shares outstanding	197,147	197,330

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Six months ended
	June 30,
(in thousands, except per share information)	2007	2006

Revenues:
Electronic payment processing services (includes $2.8 million and $2.5 million from related parties for 2007 and 2006, respectively)	$475,004	453,362
Merchant acquiring services	124,957	129,769
Other services (includes $5.0 million and $3.8 million from related parties for 2007 and 2006, respectively)	107,744	89,212

Revenues before reimbursable items	707,705	672,343
Reimbursable items (includes $1.2 million and $0.9 million from related parties for 2007 and 2006, respectively)	182,053	169,112

Total revenues	889,758	841,455

Expenses:
Salaries and other personnel expense	285,974	241,763
Net occupancy and equipment expense	134,089	151,053
Other operating expenses (includes $4.7 million and $5.2 million to related parties for 2007 and 2006, respectively)	106,047	122,939

Expenses before reimbursable items	526,110	515,755
Reimbursable items	182,053	169,112

Total expenses	708,163	684,867

Operating income	181,595	156,588

Nonoperating income (expense):
Interest income (includes $6.6 million and $3.2 million from related parties for 2007 and 2006, respectively)	11,647	5,933
Interest expense	(576)	(129)
Loss on foreign currency translation, net	(162)	(87)
Other	58	—

Total nonoperating income	10,967	5,717

Income before income taxes, minority interest and equity in income of equity investments	192,562	162,305
Income taxes	70,494	56,113

Income before minority interest and equity in income of equity investments	122,068	106,192
Minority interests in consolidated subsidiaries’ net income, net of tax	(952)	(264)
Equity in income of equity investments, net of tax	1,845	1,871

Net income	$122,961	107,799

Basic earnings per share	$0.63	0.55

Diluted earnings per share	$0.62	0.55

Weighted average common shares outstanding	196,591	197,089
Increase due to assumed issuance of shares related to common equivalent shares	490	245

Weighted average common and common equivalent shares outstanding	197,081	197,334

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$122,961	107,799
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in consolidated subsidiaries’ net income, net of tax	952	264
Loss on foreign currency, net	162	87
Equity in income of equity investments, net of tax	(1,845)	(1,871)
Dividends received from equity investments	2,994	2,371
Depreciation and amortization	76,607	86,148
Share-based compensation	6,596	4,445
Impairment of developed software	620	—
Provisions for bad debt expenses and billing adjustments	148	224
Charges for transaction processing provisions	437	7,501
Deferred income tax benefit	(2,760)	(17,041)
Loss on disposal of equipment, net	23	105
(Increase) decrease in:
Accounts receivable	(6,150)	(4,442)
Prepaid expenses, other current assets and other long-term assets assets	(8,921)	3,830
Increase (decrease) in:
Accounts payable	(814)	451
Accrued salaries and employee benefits	(31,870)	(41,590)
Excess tax benefit from share-based payment arrangements	(3,869)	—
Other current liabilities and other long-term liabilities	(35,765)	(17,338)

Net cash provided by operating activities	119,506	130,943

Cash flows from investing activities:
Purchases of property and equipment, net	(21,438)	(14,306)
Additions to licensed computer software from vendors	(4,810)	(4,437)
Additions to internally developed computer software	(7,458)	(8,999)
Cash used in acquisitions	(472)	—
Additions to contract acquisition costs	(9,542)	(22,339)

Net cash used in investing activities	(43,720)	(50,081)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended
	June 30,
(in thousands)	2007	2006

Cash flows from financing activities:
Dividends paid on common stock (includes $22.3 million and $19.2 million paid to related parties during 2007 and 2006, respectively)	$(27,598)	(23,683)
Excess tax benefit from share-based payment arrangements	3,869	—
Principal payments on long-term debt borrowings and capital lease obligations	(1,744)	(1,060)
Proceeds from borrowings of long-term debt	6,805	—
Proceeds from exercise of stock options	5,112	—

Net cash used in financing activities	(13,556)	(24,743)

Effect of exchange rate changes on cash and cash equivalents	841	1,795

Net increase in cash and cash equivalents	63,071	57,914
Cash and cash equivalents at beginning of year	389,123	237,569

Cash and cash equivalents at end of period	$452,194	295,483

Cash paid for interest	$576	129

Cash paid for income taxes, net of refunds	$93,087	81,886

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
Note 2 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2007	December 31, 2006

Cash and cash equivalents in domestic accounts	$398,707	344,197
Cash and cash equivalents in foreign accounts	53,487	44,926

Total	$452,194	389,123

     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.
Prepaid Expenses and Other Current Assets

     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2007	December 31, 2006

Prepaid expenses	$15,730	14,837
Supplies inventory	9,430	12,311
Other	33,360	28,684

Total	$58,520	55,832

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2007	December 31, 2006

Payments for processing rights, net	$102,749	107,896
Conversion costs, net	57,080	59,553

Total	$159,829	167,449

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $5.8 million and $7.2 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, amortization related to payments for processing rights was $11.7 million and $13.8 million, respectively.
     Amortization expense related to conversion costs was $4.2 million and $4.5 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, amortization related to conversion costs was $8.1 million and $9.4 million, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2007	December 31, 2006

Client liabilities	$46,331	36,161
Accrued expenses	36,426	44,578
Deferred revenues	23,271	19,311
Dividends payable	13,828	13,785
Transaction processing provisions	10,678	12,645
Accrued income taxes	8,731	25,384
Client postage deposits	2,386	6,736
Other	19,167	21,745

Total	$160,818	180,345

Note 3 — Comprehensive Income
     For the three and six months ended June 30, comprehensive income is summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Net income	$65,688	57,406	122,961	107,799
Other comprehensive income:
Foreign currency translation adjustments, net of tax	2,783	4,295	2,676	4,706

Total	$68,471	61,701	125,637	112,505

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax		Net-of-Tax	Ending Balance
(in thousands)	December 31, 2006	Amount	Tax Effect	Amount	June 30, 2007

Foreign currency translation adjustments	$21,570	$4,595	(1,919)	$2,676	$24,246
Underfunded defined benefit postretirement plan	(929)	—	—	—	(929)

	$20,641	$4,595	(1,919)	$2,676	$23,317

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
     Merchant acquiring services include the financial results of TSYS Acquiring Solutions, L.L.C., and its wholly owned subsidiary TSYS POS Systems and Services, L.L.C.

	Domestic-	International-	Merchant
	based support	based support	acquiring
(in thousands)	services	services	services	Consolidated

Operating Segments

At June 30, 2007

Identifiable assets	$1,582,154	337,571	182,751	$2,102,476
Intersegment eliminations	(396,490)	(1,302)	(185)	(397,977)

Total assets	$1,185,664	336,269	182,566	$1,704,499

At December 31, 2006

Identifiable assets	$1,517,299	308,713	210,117	$2,036,129
Intersegment eliminations	(400,957)	(894)	(37)	(401,888)

Total assets	$1,116,342	307,819	210,080	$1,634,241

Three months ended June 30, 2007

Revenues before reimbursables	$254,340	58,043	58,234	$370,617
Intersegment revenues	(5,754)	(372)	(397)	(6,523)

Revenues before reimbursables from external customers	$248,586	57,671	57,837	$364,094

Segment total revenues	$333,872	60,733	74,114	$468,719
Intersegment revenues	(7,795)	(372)	(397)	(8,564)

Revenues from external customers	$326,077	60,361	73,717	$460,155

Depreciation and amortization	$25,748	5,507	6,755	$38,010

Intersegment expenses	$2,982	(3,727)	(7,821)	$(8,566)

Segment operating income	$68,860	10,872	16,184	$95,916

Income before income taxes, minority interest and equity in income of equity investments	$75,275	9,053	16,580	$100,908

Income taxes	$27,404	2,235	5,964	$35,603

Equity in income of equity investments	$—	985	—	$985

Net income	$48,172	6,900	10,616	$65,688

Three months ended June 30, 2006

Revenues before reimbursables	$253,313	34,145	60,144	$347,602
Intersegment revenues	(4,778)	—	(33)	(4,811)

Revenues before reimbursables from external customers	$248,535	34,145	60,111	$342,791

Segment total revenues	$325,106	40,326	70,736	$436,168
Intersegment revenues	(6,970)	—	(33)	(7,003)

Revenues from external customers	$318,136	40,326	70,703	$429,165

Depreciation and amortization	$31,692	4,795	6,499	$42,986

Intersegment expenses	$6,591	(5,531)	(8,046)	$(6,986)

Segment operating income	$66,780	3,204	14,747	$84,731

Income before income taxes, minority interest and equity in income of equity investments	$70,001	2,389	15,318	$87,708

Income taxes	$23,443	1,926	5,779	$31,148

Equity in income of equity investments	$—	1,019	—	$1,019

Net income	$46,712	1,155	9,539	$57,406

Six months ended June 30, 2007

Revenues before reimbursables	$495,309	111,006	113,052	$719,367
Intersegment revenues	(10,535)	(595)	(532)	(11,662)

	Domestic-	International-	Merchant
	based support	based support	acquiring
(in thousands)	services	services	services	Consolidated

Revenues before reimbursables from external customers	$484,774	110,411	112,520	$707,705

Segment total revenues	$648,329	116,134	140,998	$905,461
Intersegment revenues	(14,576)	(595)	(532)	(15,703)

Revenues from external customers	$633,753	115,539	140,466	$889,758

Depreciation and amortization	$51,715	11,307	13,585	$76,607

Intersegment expenses	$6,389	(6,965)	(15,123)	$(15,699)

Segment operating income	$130,447	23,001	28,147	$181,595

Income before income taxes, minority interest and equity in income of equity investments	$142,967	20,530	29,065	$192,562

Income taxes	$53,653	6,407	10,435	$70,494

Equity in income of equity investments	$—	1,845	—	$1,845

Net income	$89,734	14,596	18,630	$122,961

Six months ended June 30, 2006

Revenues before reimbursables	$497,756	64,858	119,006	$681,620
Intersegment revenues	(9,212)	—	(65)	(9,277)

Revenues before reimbursables from external customers	$488,544	64,858	118,941	$672,343

Segment total revenues	$637,936	76,572	141,068	$855,576
Intersegment revenues	(14,056)	—	(65)	(14,121)

Revenues from external customers	$623,880	76,572	141,003	$841,455

Depreciation and amortization	$63,603	8,773	13,772	$86,148

Intersegment expenses	$15,282	(13,105)	(16,265)	$(14,088)

Segment operating income	$127,745	4,083	24,760	$156,588

Income before income taxes, minority interest and equity in income of equity investments	$133,481	3,116	25,708	$162,305

Income taxes	$43,914	2,493	9,706	$56,113

Equity in income of equity investments	$—	1,871	—	$1,871

Net income	$89,531	2,266	16,002	$107,799

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
     The following geographic data presents revenues for the three and six months ended June 30, 2007 and 2006, respectively, based on the domicile of the Company’s customers.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

United States	$362.5	360.3	700.3	710.2
Europe	49.0	36.2	95.0	68.9
Canada	30.8	24.0	60.8	46.1
Japan	6.1	4.5	11.4	8.4
Mexico	3.3	2.9	6.5	5.4
Other	8.5	1.3	15.8	2.5

Total	$460.2	429.2	889.8	841.5

     The following table reconciles geographic revenues to revenues by reportable segment for the three months ended June 30, 2007 and 2006, respectively, based on the domicile of the Company’s customers.

	Domestic-based		International-based		Merchant acquiring
	support services		support services		services
(in millions)	2007	2006	2007	2006	2007	2006

United States	$289.1	289.9	—	—	73.4	70.4
Europe	0.4	0.3	48.6	35.9	—	—
Canada	30.7	23.9	—	—	0.1	0.1
Japan	—	—	6.1	4.5	—	—
Mexico	3.3	2.9	—	—	—	—
Other	2.6	1.1	5.7	—	0.2	0.2

Total	$326.1	318.1	60.4	40.4	73.7	70.7

     The following table reconciles geographic revenues to revenues by reportable segment for the six months ended June 30, 2007 and 2006, respectively, based on the domicile of the Company’s customers.

	Domestic-based		International-based		Merchant acquiring
	support services		support services		services
(in millions)	2007	2006	2007	2006	2007	2006

United States	$560.5	569.8	—	—	139.8	140.4
Europe	0.9	0.7	94.1	68.2	—	—
Canada	60.5	45.8	—	—	0.3	0.3
Japan	—	—	11.4	8.4	—	—
Mexico	6.5	5.4	—	—	—	—
Other	5.4	2.2	10.0	—	0.4	0.3

Total	$633.8	623.9	115.5	76.6	140.5	141.0

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	At June 30,	At December 31,
(in millions)	2007	2006

United States	$203.0	204.7
Europe	66.1	63.1
Japan	1.8	1.9
Canada	0.1	0.1
Other	1.6	1.5

Total	$272.6	271.3

Major Customers
     For the three months ended June 30, 2007, the Company had three major customers which accounted for approximately 34.2%, or $157.3 million, of total revenues. For the three months ended June 30, 2006, these three major customers accounted for approximately 36.5%, or $156.5 million, of total revenues. For the six months ended June 30, 2007, the Company had three major customers which accounted for approximately 33.9%, or $301.9 million, of total revenues. For the six months ended June 30, 2006, these three major customers accounted for approximately 36.9%, or $310.6 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the domestic-based support services and merchant acquiring services segments.

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
Revenue		Total		Total		Total		Total
(in millions)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues

Client 1	$57.3	12.4	$11.4	2.7	$109.8	12.3	$24.5	2.9
Client 2	55.5	12.1	101.8	23.7	104.3	11.7	198.1	23.5
Client 3	44.5	9.7	43.3	10.1	87.8	9.9	88.0	10.5

Totals	$157.3	34.2	$156.5	36.5	$301.9	33.9	$310.6	36.9

Note 5 – Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries and other personnel expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs. For the three months ended June 30, 2007, share-based compensation was $3.5 million, compared to $2.2 million for the same period in 2006. Included in the $3.5 million amount for 2007 and $2.2 million amount for 2006 is approximately $1.7 million and $1.7 million, respectively, related to expensing the fair value of stock options. For the six months ended June 30, 2007, share-based compensation was $6.6 million, compared to $4.4 million for the same period in 2006. Included in the $6.6 million amount for 2007 and $4.4 million amount for 2006 is approximately $3.3 million and $3.5 million, respectively, related to expensing the fair value of stock options.
Nonvested Awards
     During the first six months of 2007, the Company issued 241,260 shares of TSYS common stock with a market value of $7.6 million to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers, directors and employees in the future. The market value of the common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
     During the first six months of 2006, the Company issued 150,775 shares of TSYS common stock with a market value of $3.0 million to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers and directors in the future.
     As of June 30, 2007, there was approximately $13.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.4 years.
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
     As of June 30, 2007, there was approximately $488,000 of total unrecognized compensation cost related to nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2007.
Stock Option Awards
     The Company did not grant any TSYS stock options during the six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007, there was approximately $19,000 of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 0.4 year.
Long-Term Incentive Plans – Synovus
     During the first six months of 2007, Synovus granted 102,653 stock options to key TSYS officers and key employees. The fair value of the option grant was $7.22 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.78%; expected volatility of 21.76%; expected life of 6.0 years; and dividend yield of 2.60%.
     During the first six months of 2006, Synovus granted 304,933 stock options to key TSYS executive officers. The fair value of the option grant was $6.57 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%; expected volatility of 25.1%; expected life of 6.0 years; and dividend yield of 2.80%. The expected life of 6.0 years was determined using the “simplified” method, as prescribed by SEC’s Staff Accounting Bulletin No. 107.
     As of June 30, 2007, there was $6.8 million of total unrecognized compensation expense cost related to Synovus stock options that is expected to be recognized over a remaining weighted average period of 1.1 years.
Earnings Per Share
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 7,500 common shares for the three and six months ended June 30, 2007, respectively, and excludes 22,500 common shares for the three and six months ended June 30, 2006, respectively, because their inclusion would have been anti-dilutive.
Note 6 – Long-Term Debt
     On August 3, 2007, the Company’s European operation obtained a loan of approximately £33 million or approximately $67.7 million from a third party mainly to repay the U.S. parent loan that was used for the acquisitions. The loan is payable in 18 months at a rate of the one-month London Interbank Offered Rate (LIBOR) plus 45 basis points. The Company’s plan is to finance international expansion through its European operations. The loan will result in increased interest expense and will eliminate the foreign currency translation gains and losses associated with the Company’s intercompany note.

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
     In connection with the formation of TSYS Managed Services, both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of June 2007, the balance of the loan from Merchants was approximately £2.0 million, or approximately $3.9 million, payable in total in five years, at an interest rate of the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly.
     TSYS maintains an unsecured credit agreement with Columbus Bank & Trust. The credit agreement has a maximum available principal balance of $5.0 million, with interest at prime. TSYS did not use the credit facility for the six months ended June 30, 2007 or 2006.
Note 7 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the six months ended June 30, 2007 and 2006, respectively, are summarized as follows:

(in thousands)	June 30, 2007	June 30, 2006

Conversion costs	$3,699	19,176
Payments for processing rights	5,843	3,163

Total	$9,542	22,339

Nonvested Awards
     During the first quarter of 2007, the Company issued shares of common stock to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 5 for more information.
Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $4.1 million during 2007 related to a three year software agreement and $5,000 during 2006 related to equipment.
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
Note 10 – Business Combinations
TSYS Managed Services
     On November 16, 2006, TSYS announced an agreement with Merchants, a customer-contact company and a wholly owned subsidiary of Dimension Data, to deliver a comprehensive range of managed services to institutions across Europe, the Middle East and Africa. The agreement combines the call-center capabilities of Merchants with TSYS’ special business unit, both of which specialize in customer-servicing operations, including back-office, cross-selling and up-selling activities for financial institutions engaged in card issuing and merchant acquiring. The new venture is called TSYS Managed Services and includes existing Merchants centers that comprise more than 200 seats in Milton Keynes, England, near London, and Barneveld, The Netherlands, near Amsterdam. TSYS paid an aggregate consideration of approximately $2.8 million, including direct acquisition costs.
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
     Card Tech, Ltd. has implemented its payments software for six of the 25 largest global banks and three of the largest global card issuers. TSYS formed and/or acquired five companies in connection with the Card Tech, Ltd. acquisition, which the Company collectively refers to as TSYS Card Tech.
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
     TSYS consolidated TSYS Card Tech’s balance sheet and results of operations as of July 11, 2006. The Company is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $32.7 million to goodwill, approximately $19.1 million to other identifiable intangible assets and the remaining amounts to other assets and liabilities acquired. The preliminary purchase price allocation is presented below:

(in thousands)

Cash and cash equivalents	$4,265
Intangible assets	19,100
Goodwill	32,700
Other assets	12,095

Total assets acquired	68,160

Other liabilities	8,693

Total liabilities assumed	8,693

Net assets acquired	$59,467

     Revenues associated with TSYS Card Tech are included in electronic payment processing services and are included in international–based support services for segment reporting purposes.
Pro forma
     The pro forma impact of the TSYS Card Tech and TSYS Managed Services acquisitions on revenues and net income for periods prior to the acquisition was not material.
Note 11 – Income Taxes
     TSYS is a member of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2004 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2001. There is currently no Federal tax examination in progress. However, a number of tax examinations are in progress by the relevant state and foreign tax authorities.
     TSYS adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes – an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return.
     As a result of the implementation of FIN 48, the Company recognized approximately a $2.0 million increase in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. This adjustment was the cumulative effect of applying a different measurement standard in accounting for uncertainty in income taxes. During the six months ended June 30, 2007, TSYS increased its income tax reserve by $4.2 million (net of the federal benefit) including $0.7 million in interest, in response to new information impacting the potential resolution of material uncertain tax positions. Approximately $1.8 million of the net increase in reserves related to Federal timing differences that were not recorded through the consolidated statements of income in the second quarter of 2007.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (1):

	Three months ended	Six months ended
(in millions)	June 30, 2007	June 30, 2007

Beginning balance	$10.7	7.4

Current activity:
Additions based on tax positions related to current year	—	0.4
Additions for tax positions of prior years	1.6	4.5
Reductions for tax positions of prior years	—	—
Settlements	—	—

Net, current activity	1.6	4.9

Ending balance	$12.3	12.3

(1)	Unrecognized State tax benefits are not adjusted for the Federal tax impact.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Accrued interest and penalties on unrecognized tax benefits totaled $1.4 million and $3.4 million as of January 1, 2007 and June 30, 2007, respectively. The total amounts of unrecognized income tax benefits as of January 1, 2007 and June 30, 2007 that, if recognized, would affect the effective tax rates are $6.2 million and $9.8 million (net of the Federal benefit on State tax issues) respectively, which includes interest of $.9 million and $2.0 million.
Note 12 – Subsequent Event
     On August 3, 2007, the Company’s European operation obtained a loan of approximately £33 million or approximately $67.7 million from a third party mainly to repay the U.S. parent loan that was used for the acquisitions. Refer to Note 6 for more information on the long-term financing arrangement.

TOTAL SYSTEM SERVICES, INC.
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Financial Overview
     Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts.
     For a detailed discussion regarding the Company’s Operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     A summary of the financial highlights for 2007, as compared to 2006, is provided below:

	Three months ended			Six months ended
	June 30,			June 30,
(in millions, except per share			Percent			Percent
data and employees)	2007	2006	Change	2007	2006	Change

Revenues before reimbursables	$364.1	342.8	6.2%	$707.7	672.3	5.3%
Total revenues	460.2	429.2	7.2	889.8	841.5	5.7
Operating income	95.9	84.7	13.2	181.6	156.6	16.0
Net income	65.7	57.4	14.4	123.0	107.8	14.1
Basic earnings per share (EPS)	0.33	0.29	14.7	0.63	0.55	14.4
Diluted EPS	0.33	0.29	14.5	0.62	0.55	14.2
Other:
Average accounts on file (AOF)	433.6	415.8	4.3	426.0	427.5	(0.4)
Average full-time equivalent employees (FTE)	6,783	6,540	3.7	6,755	6,592	2.5
•	The impact of acquisitions on consolidated total revenues for the three and six months ended June 30, 2007 was $11.0 million and $19.6 million, respectively. The impact of acquisitions on consolidated revenues before reimbursable items for the three and six months ended June 30, 2007 was $15.0 million and $27.6 million, respectively. Refer to Other Services revenues on pages 30 and 31 for the characterization from reimbursable items to other services revenues for the TSYS Managed Services acquisition. The impact of acquisitions on consolidated total expenses for the three and six months ended June 30, 2007 was $9.2 million and $16.4 million, respectively. The impact of acquisitions on consolidated expenses before reimbursable items for the three and six months ended June 30, 2007 was $13.2 million and $24.5 million, respectively.

•	Cash flows from operating activities were $119.5 million for the six months ended June 30, 2007, compared to $130.9 million for the same period in 2006.
     Significant highlights for 2007 include:

Domestic
•	TSYS successfully completed the pilot program for the Wal-Mart MoneyCard, issued by GE and reloaded through Green Dot’s national reloading network. The Visa-branded prepaid product was first piloted in November of 2006 with TSYS, and was available in 2,600 Wal-Mart stores at the end of July 2007.

•	JP Morgan Chase & Co. (Chase) discontinued its processing agreement at the end of July 2007 according to the original schedule and began processing in-house using a modified version of TSYS’ processing system.

•	During the first quarter, TSYS completed the Capital One conversion.
International
•	TSYS introduced Chip and PIN Secure Payments in Cyprus with the introduction of EMV cards through partnerships with three Cyprus-based banks, Marfin Popular Bank (formerly Laiki Bank, Cyprus), Hellenic Bank and Universal Bank. The Commercial Bank of Qatar also issued its first EMV card program utilizing TSYS’ card-management solution, PRIME.

•	TSYS launched the Rewards card pilot program in the United Kingdom with Norwich Union (NU), which is now the second program that NU has live on the TSYS Prepaid platform.

•	TSYS announced that CUP Data, TSYS’ joint venture with China UnionPay, has recently begun providing processing services for Huaxia Bank Co., Ltd, one of China’s largest nationwide banks. CUP Data now provides processing services for three of the four largest issuing banks in China that use outsourced services to support their payment programs.

•	TSYS signed a contract extension with Spira de México, S.A. de C.V. (Spira), to continue processing its consumer-credit portfolio. Under terms of the agreement, TSYS will continue to provide risk management, portfolio management and reporting tools to Spira.

•	TSYS’ PRIME card- and merchant-management system was chosen by Norway’s largest financial-services group, DnB NOR Bank ASA, to manage the fast-growing cards portfolio of its market-leading credit-card operator, DnB NOR Kort. DnB NOR Kort has plans to further expand its service solutions for DnB NOR Kort customers.
Merchant Acquiring
•	The Company renewed merchant-processing service agreements with Merchant Management Systems, Sage Payment Solutions and Moneris Solutions covering its U.S. portfolio.

•	TSYS signed agreements to provide merchant-processing services for Clearent, National Processing Company (formerly Iron Triangle Payment Systems), mPay Gateway and The Bancorp Bank.
Corporate
•	Synovus Financial Corp.’s (Synovus) Board of Directors has appointed a special committee of independent directors to make a recommendation with respect to whether to distribute Synovus’ ownership interest in TSYS to Synovus’ shareholders. Synovus owns 80.8% of the outstanding shares of TSYS stock. Although no specific timeframe for committee and Board deliberations has been defined, Synovus has stated that it hopes to be able to announce the Board’s decision no later than Synovus’ third quarter analyst call.

•	TSYS expects that any decision by Synovus to proceed with a spin-off likely will be conditioned, among other things, on a pre-spin cash dividend being paid by TSYS to all of TSYS’ shareholders, including Synovus. In light of the expected consideration of this matter by the Synovus special committee and Board, the TSYS Board of Directors has formed a special committee of independent TSYS directors to consider the terms of any proposed spin-off by Synovus of its ownership interest in TSYS, including the size of the pre-spin cash dividend. No assurances can be given regarding the timing or terms of any spin-off, or whether any spin-off will in fact occur.
Industry
     A number of companies in the electronic payment processing and merchant acquiring services industries have recently announced transactions pursuant to which they were being acquired, being spun from their current owner to the public or filing initial public offering statements in anticipation of becoming a publicly traded entity.
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
Related Party Transactions
     The Company provides electronic payment processing and other services to its parent company, Synovus and its affiliates, and to the Company’s equity investment, Total System Services de México, S.A. de. C.V. (TSYS de México). The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company’s margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS’ consolidated financial statements.

Off-Balance Sheet Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under FIN 48 at June 30, 2007 is $11.4 million. Refer to Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s 2006 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2006 were estimated at $229.4 million. These contractual cash obligations include lease payments and software arrangements.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30, 2007 and 2006, respectively:

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2007	2006	2007 vs. 2006
Revenues:
Electronic payment processing services	53.2%	54.2%	5.4%
Merchant acquiring services	14.0	15.3	(2.3)
Other services	11.9	10.4	23.1

Revenues before reimbursable items	79.1	79.9	6.2
Reimbursable items	20.9	20.1	11.2

Total revenues	100.0	100.0	7.2

Expenses:
Salaries and other personnel expense	31.6	28.1	20.8
Net occupancy and equipment expense	14.8	17.6	(10.2)
Other operating expenses	11.9	14.5	(11.7)

Expenses before reimbursable items	58.3	60.2	3.9
Reimbursable items	20.9	20.1	11.2

Total expenses	79.2	80.3	5.8

Operating income	20.8	19.7	13.2
Nonoperating income	1.1	0.8	67.6

Income before income taxes, minority interest and equity in income of equity investments	21.9	20.5	15.0
Income taxes	7.7	7.3	14.3

Income before minority interest and equity in income of equity investments	14.2	13.2	15.5

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2007	2006	2007 vs. 2006
Minority interests in consolidated subsidiaries’ net income	(0.1)	0.0	nm
Equity in income of equity investments	0.2	0.2	(3.4)

Net income	14.3%	13.4%	14.4%

nm = not meaningful
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30, 2007 and 2006, respectively:

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2007	2006	2007 vs. 2006
Revenues:
Electronic payment processing services	53.4%	53.9%	4.8%
Merchant acquiring services	14.0	15.4	(3.7)
Other services	12.1	10.6	20.8

Revenues before reimbursable items	79.5	79.9	5.3
Reimbursable items	20.5	20.1	7.7

Total revenues	100.0	100.0	5.7

Expenses:
Salaries and other personnel expense	32.1	28.7	18.3
Net occupancy and equipment expense	15.1	18.0	(11.2)
Other operating expenses	11.9	14.6	(13.7)

Expenses before reimbursable items	59.1	61.3	2.0
Reimbursable items	20.5	20.1	7.7

Total expenses	79.6	81.4	3.4

Operating income	20.4	18.6	16.0
Nonoperating income	1.2	0.7	91.8

Income before income taxes, minority interest and equity in income of equity investments	21.6	19.3	18.6
Income taxes	7.9	6.7	25.6

Income before minority interest and equity in income of equity investments	13.7	12.6	14.9
Minority interests in consolidated subsidiaries’ net income	(0.1)	0.0	nm
Equity in income of equity investments	0.2	0.2	(1.4)

Net income	13.8%	12.8%	14.1%

nm = not meaningful

Revenues
     Total revenues increased $31.0 million and $48.3 million, or 7.2% and 5.7%, respectively, during the three and six months ended June 30, 2007, compared to the same periods in 2006. The increase in revenues for the three and six months ended June 30, 2007 includes an increase of $4.1 million and $9.2 million related to the effects of currency translation of its foreign-based subsidiaries and branches. The impact of acquisitions on consolidated total revenues for the three and six months ended June 30, 2007 was $11.0 million and $19.6 million, respectively. Excluding reimbursable items, revenues increased $21.3 million and $35.4 million, or 6.2% and 5.3%, respectively, during the three and six months ended June 30, 2007, compared to the same periods in 2006.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. With the acquisitions of TSYS Card Tech and TSYS Managed Services, TSYS has extended its geographic reach into Asia Pacific, Europe, the Middle East and Africa, and as such, has increased its international revenues.
     Total revenues from clients domiciled outside the United States for the three and six months ended June 30, 2007 and 2006, respectively, are summarized below:

	Three months ended			Six months ended
	June 30,			June 30,
(in millions)	2007	2006	% Change	2007	2006	% Change

Europe	$49.0	36.2	35.6	$95.0	68.9	37.9
Canada	30.8	24.0	28.3	60.8	46.1	31.9
Japan	6.1	4.5	35.0	11.4	8.4	35.9
Mexico	3.3	2.9	13.7	6.5	5.4	21.6
Other	8.5	1.3	nm	15.8	2.5	nm

Totals	$97.7	68.9	41.8	$189.5	131.3	44.3

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
     International revenues for the six months ended June 30, 2007 include revenues of approximately $19.6 million associated with the impact of acquisitions for several countries and regions, including Europe, Japan and Other.
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
     The Company has also seen some growth in international revenues as a result of providing products and services to implement the EMV standard for secure payments. EMV is a standard for interoperation of IC cards (chip cards) and IC capable POS terminals, for authenticating credit and debit card payments. The name EMV is derived from the initial letters of Europay, MasterCard and VISA, the three companies which originally cooperated to develop the standard. JCB (formerly Japan Credit Bureau) joined the organization in December 2004. IC card systems based on EMV are being phased in across the world, under names such as “IC Credit” and “Chip and PIN”.
     The purpose and goal of the EMV standard is to specify interoperation between EMV compliant IC cards and EMV compliant credit card payment terminals throughout the world. There are two major benefits to moving to smart card based credit card payment systems: improved security (with associated fraud reduction), and the possibility for finer control of “offline” credit card transaction approvals. EMV financial transactions are more secure against fraud than traditional credit card payments which use the data encoded in a magnetic stripe on the back of the card. Although not the only possible method, the majority of implementations of EMV cards and terminals confirm the identity of the cardholder by requiring the entry of a PIN (Personal Identification Number) rather than signing a paper receipt.
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
     For the three months ended June 30, 2007 and 2006, value added products and services represented 13.3% and 12.9%, respectively, of total revenues. For the six months ended June 30, 2007 and 2006, value added products and services represented 13.0% and 12.8%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 10.7%, or $5.9 million, and 8.0%, or $8.6 million, for the three and six months ended June 30, 2007 compared to the same periods last year.
     The majority of the $8.6 million increase in 2007 in value added products and services relates to the suite of tools the Company offers related to fraud detection. TSYS offers a suite of detection, prevention and management tools to more effectively manage portfolio risk and protect against fraud. These tools evaluate authorizations, payments, non-authorized transactions and account maintenance for fraud risk and help identify potential fraud patterns. Through the first six months of 2007, fraud detection represents approximately 41.2% of the total value added products and services offered by the Company, as compared to 37.9% for the same period last year.
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
     In October 2006, TSYS deconverted the Bank of America consumer card portfolio. TSYS continues to provide commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America, according to the terms of the existing agreements for those services. In 2007 TSYS provided debit card embossing services to Bank of America.
     In October 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TSYS’ processing system in July 2005. In July of 2007, Chase had the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TSYS’ processing system with a six-year payment term. Chase discontinued its processing agreement at the end of July 2007 according to the original schedule and began processing in-house using a modified version of TSYS’ processing system.
     Although the revenues associated with the Chase licensing arrangement are expected to be much lower than the revenues associated with the Chase consumer processing arrangement, management believes the impact should not have a material adverse effect on TSYS’ financial position, results of operations or cash flows, as TSYS has planned and implemented a paring down of the resources dedicated to the consumer portfolio through employee attrition and/or redeployment, as well as through equipment lease expirations. TSYS expects to continue to support Chase in processing its commercial portfolio.
     With the migration to a licensing arrangement and the resulting reduction in revenues, TSYS believes that the revenues from Chase for periods following the migration will represent less than 10% of TSYS’ total consolidated revenues.
     Revenues from major customers for the periods reported are primarily attributable to the domestic-based support services segment and merchant acquiring services segment.
Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the strong organic growth of TSYS’ clients and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $12.5 million, or 5.4%, and $21.6 million, or 4.8%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The impact of acquisitions on consolidated electronic payment processing services revenues for the three and six months ended June 30, 2007 was $8.4 million and $16.7 million, respectively.
     TSYS deconverted the consumer portfolio of Bank of America in October 2006, and the Sears consumer MasterCard and private-label accounts in June 2006. The results for both the three and six months ended June 30, 2006 include processing revenues of approximately $52.4 million and $102.1 million, respectively, associated with the two deconverted portfolios. The Company was able to offset these losses in revenues in 2007 with the conversion of new accounts and the strong internal growth of existing clients.
     In August 2005, TSYS finalized a five year definitive agreement with Capital One Financial Corporation (Capital One) to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS completed the conversion of Capital One’s portfolio from its in house processing system to TSYS’ processing system in March 2007. TSYS expects to maintain the card processing functions of Capital One for at least five years. After a minimum of three years of processing with TSYS, the agreement provides Capital One the opportunity to license TSYS’ processing system under a long-term payment structure.
AOF Data (in millions):

	2007	2006	% Change
At June 30,	439.2	366.5	19.8
QTD Average	433.6	415.8	4.3
YTD Average	426.0	427.5	(0.4)
AOF by Portfolio Type (in millions):

	2007		2006
At June 30,	AOF	%	AOF	%	% Change

Consumer	277.0	63.1	241.2	65.8	14.9
Retail	57.3	13.0	36.8	10.1	55.6
Stored value	42.9	9.8	29.3	8.0	46.5
Commercial	35.0	8.0	31.4	8.6	11.3
Government services	21.9	5.0	19.6	5.3	12.1
Debit	5.1	1.1	8.2	2.2	(38.3)

Total	439.2	100.0	366.5	100.0	19.8

Note: Certain accounts previously classified as Retail have been reclassified as Stored Value to conform with the presentation adopted in the second quarter of 2006.
AOF by Geographic Area (in millions):

	2007		2006
At June 30,	AOF	%	AOF	%	% Change

Domestic	368.0	83.8	308.5	84.2	19.3
International	71.2	16.2	58.0	15.8	22.7

Total	439.2	100.0	366.5	100.0	19.8

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company’s processing clients.
Activity in AOF (in millions):

	June 2006 to	June 2005 to
	June 2007	June 2006
Beginning balance	366.5	388.6
Internal growth of existing clients	33.1	36.5
New clients	105.5	40.0
Purges/Sales	(14.0)	(12.3)
Deconversions	(51.9)	(86.3)

Ending balance	439.2	366.5

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
     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring) and majority owned subsidiary GP Network Corporation. Merchant acquiring services revenues for the three and six months ended June 30, 2007 was $64.3 million and $125.0 million, respectively, compared to $65.8 million and $129.8 million for the same periods last year. The decrease is attributable to client deconversions in the terminal distribution businesses and price compression. The losses were mitigated by the internal transaction growth of existing clients.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services increased $10.3 million, or 23.1%, and $18.5 million, or 20.8%, for the three and six months ended June 30, 2007, compared to the same periods in 2006. The impact of acquisitions on consolidated other services revenues for the three and six months ended June 30, 2007 was $6.6 million and $10.9 million, respectively.
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

     In May 2006, TSYS’ collection subsidiary renegotiated a contract with its largest client. One of the provisions that was changed related to the handling of attorney fees and court costs. In reviewing the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” TSYS met the indicators of “gross reporting,” specifically TSYS is the primary obligor and adds value as part of the service. As a result, TSYS has recognized $24.2 million and $43.9 million of attorney fees and court costs for the three and six months ended June 30, 2007, respectively, as reimbursable items in reimbursable revenues and reimbursable expenses.
Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $9.7 million, or 11.2%, and $12.9 million, or 7.7%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. The impact of acquisitions on consolidated reimbursable items for the three and six months ended June 30, 2007 was a decrease of $4.0 million and $8.0 million, respectively, related to the recharacterization of TSYS Managed Services revenues discussed above. In connection with the renegotiated contract discussed in other services revenues, TSYS recognized approximately $24.2 million and $43.9 million of attorney fees and court costs as additional reimbursable items for the three and six months ended June 30, 2007, respectively.
     The majority of reimbursable items relates to the Company’s domestic-based clients and is primarily costs associated with postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Effective May 14, 2007, the United States Postal Service increased the rate of first class mail.
Operating Expenses
     Total expenses increased 5.8% and 3.4% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in expense includes an increase of $3.4 million and $7.2 million for the three and six months ended June 30, 2007, respectively, related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. The impact of acquisitions on consolidated total expenses for the three and six months ended June 30, 2007 was $9.2 million and $16.4 million, respectively. Excluding reimbursable items, total expenses increased 3.9% and 2.0% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three and six months ended June 30:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Salaries	$103,692	92,994	11.5%	$205,183	183,980	11.5%
Employee benefits	26,242	23,371	12.3	53,077	48,819	8.7
Nonemployee wages	13,337	10,738	24.2	23,252	20,768	12.0
Share-based compensation	3,548	2,179	62.9	6,596	4,446	48.4
Other	3,867	3,321	16.5	6,668	6,219	7.2
Less capitalized expenses	(5,154)	(12,170)	(57.6)	(8,802)	(22,469)	(60.8)

Total	$145,532	120,433	20.8%	$285,974	241,763	18.3%

     Salaries and other personnel expense increased $25.1 million, or 20.8%, and $44.2 million, or 18.3%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The impact of acquisitions on consolidated salaries and other personnel expenses for the three and six months ended June 30, 2007 was $8.0 million and $14.7 million, respectively. In addition, the change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended June 30, 2007 and 2006, the Company accrued $10.7 million and $6.8 million, respectively, for performance-based incentives. For the six months ended June 30, 2007 and 2006, the Company accrued $18.2 million and $11.4 million, respectively, for performance-based incentives.
     Capitalized salaries and personnel expenses decreased $7.0 million and $13.7 million for the three and six month ended June 30, 2007, respectively, as compared to the same periods in 2006, as a result of client conversion activity in 2006 being substantially completed by the fourth quarter of 2006.
     The Company’s salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:

Employee Data:
(Full-time Equivalents)	2007	2006	% Change
At June 30,	6,773	6,542	3.5
QTD Average	6,783	6,540	3.7
YTD Average	6,755	6,592	2.5
     The Company gained 447 employees through the acquisitions of TSYS Card Tech and TSYS Managed Services.
     Share-based compensation expenses include the impact of expensing the fair value of stock options in 2007, as well as expenses associated with nonvested shares. For the three months ended June 30, 2007, share-based compensation was $3.5 million, compared to $2.2 million for the same period in 2006. For the six months ended June 30, 2007, share-based compensation was $6.6 million, compared to $4.4 million for the same period in 2006.
Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expense:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Depreciation and amortization	$26,931	30,407	(11.4)%	$54,934	61,199	(10.2)%
Equipment and software rentals	22,294	28,636	(22.1)	43,130	57,044	(24.4)
Repairs and maintenance	11,263	10,952	2.8	21,533	21,396	0.6
Other	7,465	5,708	30.8	14,492	11,414	27.0

Total	$67,953	75,703	(10.2)%	$134,089	151,053	(11.2)%

     Net occupancy and equipment expense decreased $7.8 million, or 10.2%, and $17.0 million, or 11.2%, for the three and six months ended June 30, 2007, respectively, over the same periods in 2006. The impact of acquisitions on consolidated net occupancy and equipment expenses for the three and six months ended June 30, 2007 was $1.5 million and $3.0 million, respectively.
     Depreciation and amortization decreased for the three and six months ended June 30, 2007, as compared to the same periods in 2006, as a result of the acceleration in 2006 of amortization of software licenses that were based on processing capacity agreements commonly referred to as millions of instructions per second or MIPS. These licenses are amortized using a units-of-production basis. As a result of the deconversions in 2006, TSYS’ total future MIPS declined, resulting in a decrease in software amortization for the periods subsequent to the deconversion dates.
     The Company’s equipment and software rentals also decreased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, as a result of software licenses that are leased under processing capacity or MIPS agreements and the leasing of less equipment in 2007 compared to the same periods in 2006.
Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three and six months ended June 30, 2007 and 2006:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Third-party data processing services	$11,471	10,512	9.1	$20,835	20,758	0.4
Professional advisory services	6,860	5,931	15.7	12,446	11,701	6.4
Travel and business development	5,982	5,070	18.0	12,331	8,941	37.9
Supplies and stationery	5,232	7,233	(27.7)	9,729	14,183	(31.4)
Amortization of conversion costs	4,285	4,506	(4.9)	8,140	9,380	(13.2)
Court costs associated with debt collection services	2,647	6,466	(59.1)	6,917	14,071	(50.8)
Management fees	2,270	2,420	(6.2)	4,542	4,830	(6.0)
Terminal deployment costs	1,689	3,643	(53.6)	3,481	7,634	(54.4)
Transaction processing provisions	1,229	3,340	(63.2)	437	7,501	(94.2)
Amortization of acquisition intangibles	928	856	8.4	1,762	1,715	2.7
Bad debt expense (recoveries)	123	(255)	nm	190	(217)	nm
Other	11,977	12,202	(1.8)	25,237	22,442	12.5

Totals	$54,693	61,924	(11.7)	$106,047	122,939	(13.7)

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
     Other operating expenses for the three and six months ended June 30, 2007 decreased $7.2 million, or 11.7%, and $16.9 million, or 13.7%, respectively, as compared to the same periods in 2006. The decrease in operating expenses is primarily the result of decline in the terminal deployment expenses associated with the point of sale terminal distribution sales office and the recognition of attorney fees and court costs associated with debt collection services as reimbursable items. The impact of acquisitions on consolidated other operating expenses for the three and six months ended June 30, 2007 was $3.7 million and $6.7 million, respectively.
Operating Income
     Operating income increased 13.2% and 16.0% for the three and six months ended June 30, 2007, respectively, over the same periods in 2006. The Company’s operating profit margin for the three and six months ended June 30, 2007 was 20.8% and 20.4%, respectively, compared to 19.7% and 18.6% for the same periods last year. TSYS’ operating margin increased for the three and six months ended June 30, 2007, as compared to the same periods in 2006, as the result of cost control measures that allowed the Company to decrease expenses at a rate greater than the previously forecasted decreases in revenues.
Nonoperating Income (Expense)
     Interest income for the three months ended June 30, 2007 was $6.2 million, an increase of $2.8 million, compared to $3.4 million for the same period in 2006. Interest income for the six months ended June 30, 2007 was $11.6 million, an increase of $5.7 million, compared to $5.9 million for the same period in 2006. The increase in interest income is primarily attributable to the accumulation of cash available for investment and changes in short-term interest rates.
     Interest expense for the three months ended June 30, 2007 was $366,000, an increase of $281,000 compared to $85,000 for the same period in 2006. Interest expense for the six months ended June 30, 2007 was $576,000, an increase of $447,000 compared to $129,000 for the same period in 2006.
     In connection with the acquisitions of TSYS Card Tech and TSYS Managed Services, the Company loaned $61.8 million to its UK operation as an intercompany loan. The financing required the unit to repay the loan in U.S. dollars. The functional currency of the European operations is the British Pound Sterling (BPS). As the Company translates the European financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S.-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of the financing, the Company recorded a foreign currency translation gain on the Company’s financing with its European operations for the three and six months ended June 30, 2007 of $1.2 million and $1.4 million, respectively. The balance of the financing at June 30, 2007 was approximately $62.2 million.
     On August 3, 2007, the Company’s European operation obtained a loan of approximately £33 million or approximately $67.7 million from a third party mainly to repay the U.S. parent loan that was used for the acquisitions. Refer to Notes 6 and 12 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the long-term financing arrangement.

     In October 2006, the Company provided financing of approximately $2.1 million to its operation in Japan through an intercompany loan. The financing requires the unit to repay the arrangement in U.S. dollars. The functional currency of the operation in Japan is the Japanese Yen. As the Company translates the Japanese financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S.-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of the financing, the Company recorded a foreign currency translation loss on the Company’s financing arrangement with its Japanese operations during the three and six months ended June 30, 2007 of $117,000 and $99,000, respectively. The balance of the financing at June 30, 2007 was approximately $2.1 million.
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The translation loss related to these and other balance sheet accounts was $1.9 million and $1.5 million for the three and six months ended June 30, 2007, respectively. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2007 was approximately $54.2 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate for the three months ended June 30, 2007 was 35.3%, compared to 35.3% for the same period in 2006. The effective income tax rate for the six months ended June 30, 2007 was 36.6% compared to 34.4% for the same period in 2006. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
     In the normal course of business, TSYS is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the six months ended June 30, 2006, TSYS received notices of proposed adjustments relating to taxes due for the years 2000 through 2003. As a result, TSYS recorded a reduction in previously recorded income tax liabilities of $1.7 million which reduced income tax expense for the six months ended June 30, 2006 and lowered the effective rate by 1.9%.
     TSYS continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, TSYS’ effective tax rate may fluctuate in the future.
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $1.0 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. TSYS’ share of income from its equity in equity investments was $1.8 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively.
Net Income

     Net income for the three months ended June 30, 2007 increased 14.4%, or $8.3 million, to $65.7 million, or basic and diluted earnings per share of $0.33, compared to $57.4 million, or basic and diluted earnings per share of $0.29, for the same period in 2006. Net income for the six months ended June 30, 2007 increased 14.1%, or $15.2 million, to $123.0 million, or basic and diluted earnings per share of $0.63 and $0.62, respectively, compared to $107.8 million, or basic and diluted earnings per share of $0.55, for the same period in 2006.
Net Profit Margin
     The Company’s net profit margin for the three months ended June 30, 2007 was 14.3%, compared to 13.4% for the same period last year. The Company’s net profit margin for the six months ended June 30, 2007 was 13.8%, compared to 12.8% for the same period last year.
     TSYS’ net profit margin increased for the quarter and year-to-date as the result of management’s focus on expense controls, decreased amortization and increased interest income offset by increased expenses associated with a higher effective tax rate.
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
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three and six months ended June 30, 2007 and 2006, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Operating income	$95,916	84,731	181,595	156,588

Net income	$65,688	57,406	122,961	107,799

Total revenues	$460,155	429,165	889,758	841,455

Operating margin (as reported)	20.8%	19.7%	20.4%	18.6%

Net profit margin (as reported)	14.3%	13.4%	13.8%	12.8%

Revenue before reimbursable items	$364,094	342,791	707,705	672,343

Adjusted operating margin	26.3%	24.7%	25.7%	23.3%

Adjusted net profit margin	18.0%	16.7%	17.4%	16.0%

Projected Outlook for 2007
     Excluding the one-time Bank of America contract-termination fee in 2006 of approximately $68.9 million and the acceleration of amortization of Bank of America contract acquisition costs of approximately $6 million, net income is expected to increase between 20%–22% in 2007 compared to 2006. Based on generally accepted accounting principles (GAAP), TSYS’ estimated 2007 net income is expected to increase between 0%–2% as compared to 2006. TSYS’ earnings guidance does not include the expenses associated with the potential spin-off of TSYS by Synovus.
     TSYS’ 2007 earnings guidance is based on the following assumptions: (1) Including the Bank of America contract termination fee of approximately $68.9 million in 2006 and an acceleration of amortization of contract acquisition costs of approximately $6 million, estimated total revenues will decline 3%–2% in 2007. Excluding the termination fee and reimbursable items, revenues will increase by 3%-5% over 2006; (2) expense reductions in employment, equipment, leases and other areas that are included in 2007 estimates will be accomplished; and (3) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles.
     Presentation of revenues and net income excluding the Bank of America termination fee, acceleration of amortization of contract acquisition costs and reimbursable items are non-GAAP financial measures. The following table reconciles the range of changes from 2006 to 2007, comparing non-GAAP financial measures to GAAP financial measures.

	Range of Guidance
	($ in millions)
	2007 Forecast	2006	Percent Change
Net income	$250 to $255	$249	0% to 2%
Less: termination fee, net of acceleration of amortization of contract acquisition costs, net of tax	—	($41)	—

Net income, excluding impact of termination fee, net of acceleration of amortization of contract acquisition costs	$250 to $255	$208	20% to 22%

Total revenues	$1,742 to $1,760	$1,787	(3%) to (2%)
Less: reimbursable items	($329)	($353)	—
Less: termination fee, net of related contract acquisition cost amortization*	—	($65)	—

Revenues, excluding reimbursable items and net termination fee	$1,413 to $1,431	$1,369	3% to 5%

*	Note: TSYS accelerated the amortization of approximately $6 million in contract acquisition costs (comprised of $4 million of amortization related to payments for processing rights, which was recorded as a reduction of revenues, and $2 million of amortization expense related to conversion costs).
     TSYS believes the table above presents meaningful information to assist investors in understanding the company’s financial estimates for changes in total revenues and net income from 2006 to 2007 as a result of the Bank of America consumer portfolio deconversion, as the non-GAAP financial measures exclude amounts that the Company does not consider part of ongoing operating results. The non-GAAP financial percentage changes should not be considered by themselves or as a substitute for the GAAP percentage changes year over year. The non-GAAP measures should be considered as an additional view of the way TSYS’ financial measures are affected by the one-time Bank of America contract termination fee, acceleration of amortization of contract acquisition costs and reimbursable items; and should be used in conjunction with all publicly filed financial statements and reports.
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

Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2007	2006

Net income	$122,961	107,799
Depreciation and amortization	76,607	86,148
Dividends from equity investments	2,994	2,371
Other noncash items and charges, net	464	(6,286)
Net change in current and long-term assets and current and long-term liabilities	(83,520)	(59,089)

Net cash provided by operating activities	$119,506	130,943

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the six months ended June 30, 2007, the Company generated $119.5 million in cash from operating activities compared with $130.9 million for the same period last year. The decrease in 2007 in net cash provided by operating activities was primarily the result of the change in the use of cash related to net change in current and long-term assets and current and long-term liabilities.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at June 30, 2007, as compared to December 31, 2006, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Dividends Received from Equity Investments
     During the first six months of 2007, the Company received a dividend payment of $3.0 million from TSYS de México, compared to $2.4 million for the same period last year.
Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2007	2006

Purchases of property and equipment, net	$(21,438)	(14,306)
Additions to licensed computer software from vendors	(4,810)	(4,437)
Additions to internally developed computer software	(7,458)	(8,999)
Cash used in acquisitions, net of cash acquired	(472)	—
Additions to contract acquisition costs	(9,542)	(22,339)

Net cash used in investing activities	$(43,720)	(50,081)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $43.7 million in cash for investing activities for the six months ended June 30, 2007, compared to $50.1 million for the same period in 2006. The major use of cash for investing activities in 2007 was for the addition of equipment. The major use of cash for investing activities in 2006 was contract acquisition costs.
Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended June 30, 2007 and 2006 were $4.2 million and $8.5 million, respectively. For the six month period ended June 30, 2007 capital expenditures for property and equipment were $21.4 million compared to $14.3 million for the same period last year. The increase in capital expenditures for property and equipment in 2007 related to production and processing equipment.
Licensed Computer Software from Vendors

     Expenditures for licensed computer software from vendors were $0.9 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively. Expenditures for licensed computer software from vendors were $4.8 million and $4.4 million for the six months ended June 30, 2007 and 2006, respectively.
Internally Developed Computer Software Costs
     Additions to capitalized software development costs for the six months ended June 30, 2007 were $7.5 million compared to $9.0 million for the same period in 2006.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $2.4 million for the three months ended June 30, 2007, bringing the total for 2007 to $9.5 million, compared to $22.3 million for the six months ended June 30, 2006. The Company had cash payments for processing rights of approximately $1.8 million and $3.7 million during the three and six months ended June 30, 2007, respectively, compared to $675,000 and $3.1 million for the same periods last year.
     Conversion cost additions were $5.8 million and $19.2 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in the amount of conversion cost additions for 2007, as compared to 2006, is the result of decreased activity related to fewer conversions scheduled to occur in 2007 versus 2006.
Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2007	2006

Dividends paid on common stock	$(27,598)	(23,683)
Proceeds from borrowings of long-term debt	6,805	—
Proceeds from exercise of stock options	5,112	—
Excess tax benefit from share-based payment arrangements	3,869	—
Principal payments on long-term debt borrowings and capital lease obligations	(1,744)	(1,060)

Net cash used in financing activities	$(13,556)	(24,743)

     The major use of cash for financing activities has been the payment of dividends. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2007 was $13.6 million mainly as a result of the payments of dividends. Net cash used in financing activities for the six months ended June 30, 2006 was $24.7 million mainly as a result of the payments of dividends.
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
     During the six months ended June 30, 2007, TSYS did not purchase any shares of TSYS common stock. The Company has approximately 898,000 shares remaining that could be repurchased under the share repurchase plan.

Financing
     In January 2007, the Company’s operation in Japan borrowed ¥250 million, or approximately $2.1 million, through a short-term note. The interest rate on the note is the Japan prime rate plus 375 basis points. The term of the note is one year.
     In connection with the formation of TSYS Managed Services, TSYS and Merchants agreed to provide long-term financing to TSYS Managed Services. Refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the long-term financing arrangement between TSYS Managed Services and Merchants. At the end of June 2007, the balance of the financing arrangement was approximately £2.0 million, or approximately $4.0 million.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended June 30, 2007, bringing the total for 2007 to $27.6 million compared to $23.7 million paid during the six months ended June 30, 2006. On May 25, 2006, the Company announced an increase in its quarterly dividend of 16.7% from $0.06 to $0.07 per share.
Significant Noncash Transactions
     Refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about supplementary cash flow information.
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.4:1. At June 30, 2007, TSYS had working capital of $586.3 million compared to $448.9 million at December 31, 2006.
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

Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ plans to continue to expand its service offerings internationally; (ii) TSYS’ expectation that it will continue to grow its international revenues in the future through acquisitions, business expansion, new client signings and internal growth; (iii) TSYS’ expectation that the migration of Chase from a processing arrangement to a licensing arrangement will not have a material adverse impact on TSYS; (iv) TSYS’ expectation that it will continue to support Chase in processing its commercial portfolio; (v) TSYS’ expectation that it will maintain the card processing functions of Capital One for at least five years; (vi) TSYS’ expected net income growth for 2007; (vii) management’s expectation that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (viii) TSYS’ belief with respect to lawsuits, claims and other complaints; (ix) the expected financial impact of recent accounting pronouncements; (x) statements regarding the potential distribution by Synovus of its ownership interest in TSYS and expectations that any such distribution would include a cash dividend payable to all TSYS shareholders; and (xi) statements regarding the timing of any spin-off announcement by Synovus; and the assumptions underlying such statements, including, with respect to TSYS’ expected increase in net income for 2007: (a) including the Bank of America contract termination fee in 2006 of approximately $68.9 million and an acceleration of amortization of contract acquisition costs of approximately $6 million, estimated total revenues will decline 3%-2% in 2007 and excluding the termination fee and reimbursable items, estimated revenues will increase by 3%-5% over 2006; (b) expense reductions in employment, equipment, leases and other areas which are included in 2007 estimates will be accomplished; and (c) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles. With respect to the potential spin-off of TSYS by Synovus, there can be no assurance regarding the timing or terms of any spin-off, or whether any spin-off will in fact occur. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
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

TOTAL SYSTEM SERVICES, INC.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive gain for the three and six months ended June 30, 2007 and 2006, respectively:

	Three months ended		Six months ended
(in millions)	June 30,		June 30,
	2007	2006	2007	2006
Other comprehensive gain	$2.8	4.3	2.7	4.7
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at June 30, 2007:

(in millions)	June 30, 2007

Europe	$184.1
China	57.8
Japan	6.1
Mexico	6.1
Canada	0.5
Other	7.0
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation loss of approximately $1.9 million and $1.5 million for the three and six months ended June 30, 2007, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2007 was approximately $54.2 million, the majority of which is denominated in Euros.
     The Company provides financing to its international operations in Europe and Japan through intercompany loans that require each operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on its financial statements. The upward or downward

TOTAL SYSTEM SERVICES, INC.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk (continued)
     adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, TSYS recorded a foreign currency translation gain on the financing with foreign operations during the three and six months ended June 30, 2007 of $1.1 million and $1.3 million, respectively. The balance of the financing arrangements at June 30, 2007 was approximately $64.3 million.
     A summary of account balances subject to foreign currency exchange rates between the local currencies and the U.S. dollar follows:

		Balance at
(in millions)		June 30, 2007
Asset	Cash	$54.2
Liability	Intercompany financing arrangements	(64.3)

	Net account balances	$(10.1)

     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net liability account balance of $10.1 million at June 30, 2007.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in millions)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$(0.1)	(0.5)	(1.0)	0.1	0.5	1.0
Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.
     In connection with the formation of TSYS Managed Services, both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of June 2007, the balance of the loan from Merchants was approximately £2.0 million, or approximately $4.0 million, payable in total in five years, at an interest rate of the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly.
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended June 30, 2007:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs

April 2007	—	$—	—	898,000
May 2007	—	—	—	898,000
June 2007	—	—	—	898,000

Total	—	$—

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 4 — Submission of Matters to a Vote of Security Holders
     The annual shareholders’ meeting of Total System Services, Inc. was held April 24, 2007. There were four proposals voted on at the meeting.
     Proposal I voted on at the meeting was the election of eight class II directors. Following is a tabulation of votes for each nominee:

		WITHHELD
	VOTES	AUTHORITY TO
NOMINEE	FOR	VOTE
Richard E. Anthony	188,244,803	717,052
Sidney E. Harris	188,526,234	435,621
Alfred W. Jones III	188,405,558	556,297
Mason H. Lampton	188,468,645	493,210
John T. Turner	188,432,210	529,645
M. Troy Woods	188,495,939	465,916
James D. Yancey	188,497,571	464,284
Rebecca K. Yarbrough	188,358,821	603,034
     James H. Blanchard, Richard Y. Bradley, Kriss Cloninger III, G. Wayne Clough, Walter W. Driver Jr., Gardiner W. Garrard Jr., W. Walter Miller Jr., H. Lynn Page, Philip W. Tomlinson and Richard W. Ussery also continued to serve as directors following the annual shareholders’ meeting.
     Proposal II voted on at the meeting was the approval of the TSYS Omnibus Plan. Following is a tabulation of votes:

FOR	177,625,979
AGAINST	1,036,292
ABSTAIN	476,318
BROKER NON-VOTES	9,823,267
     Proposal III voted on at the meeting was the approval of the Synovus Financial Corp. Omnibus Plan. Following is a tabulation of votes:

FOR	177,591,398
AGAINST	1,068,893
ABSTAIN	478,298
BROKER NON-VOTES	9,823,267
     Proposal IV voted on at the meeting was the ratification of the appointment of KPMG LLP as the Independent Auditor. Following is a tabulation of votes:

FOR	188,365,652
AGAINST	445,358
ABSTAIN	150,848

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
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

TOTAL SYSTEM SERVICES, INC.
Date: August 7, 2007	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: August 7, 2007	by:	/s/ James B. Lipham
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