Form 10-Q
period 2007-09-30
TOTAL SYSTEM SERVICES INC
filed 2007-11-08
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: November 7, 2007

Common Stock, $0.10 par value	197,911,497 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except per share information)	2007	2006

Assets
Current assets:
Cash and cash equivalents (includes $318.2 million and $241.0 million on deposit with a related party at 2007 and 2006, respectively)	$592,834	389,123
Restricted cash (includes $5.4 million and $5.0 million on deposit with a related party at 2007 and 2006, respectively)	32,079	31,568
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $10.2 million and $11.0 million at 2007 and 2006, respectively (includes $894 and $34 due from a related party at 2007 and 2006, respectively)	251,778	246,637
Deferred income tax assets	27,909	21,556
Prepaid expenses and other current assets	58,809	55,832

Total current assets	963,409	744,716
Property and equipment, net of accumulated depreciation and amortization of $258.6 million and $226.4 million at 2007 and 2006, respectively	276,113	271,321
Computer software, net of accumulated amortization of $364.5 million and $337.7 million at 2007 and 2006, respectively	190,338	216,450
Contract acquisition costs, net	161,239	167,449
Goodwill, net	142,450	133,337
Equity investments	65,669	62,064
Other intangible assets, net of accumulated amortization of $12.2 million and $9.6 million at 2007 and 2006, respectively	13,999	21,314
Other assets	13,669	17,590

Total assets	$1,826,886	1,634,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

	September 30,	December 31,
(in thousands, except per share information)	2007	2006

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued salaries and employee benefits	$71,335	80,697
Accounts payable (includes $230 and $95 payable to related parties at 2007 and 2006, respectively)	37,419	31,589
Current portion of obligations under capital leases	3,655	3,156
Current portion of notes payable	2,167	—
Other current liabilities (includes $11.2 million payable to related parties for both 2007 and 2006, respectively)	137,704	180,345

Total current liabilities	252,280	295,787
Deferred income tax liabilities	72,318	75,019
Notes payable, excluding current portion	70,146	—
Obligations under capital leases, excluding current portion	3,716	3,625
Other long-term liabilities	30,718	36,221

Total liabilities	429,178	410,652

Minority interests in consolidated subsidiaries	7,943	6,229

Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 199,199 and 198,676 issued at 2007 and 2006, respectively; 197,494 and 196,912 outstanding at 2007 and 2006, respectively	19,920	19,868
Additional paid-in capital	84,835	66,677
Accumulated other comprehensive income, net	25,575	20,641
Treasury stock (1,705 shares at 2007 and 1,764 shares at 2006)	(34,300)	(35,233)
Retained earnings	1,293,735	1,145,407

Total shareholders’ equity	1,389,765	1,217,360

Total liabilities and shareholders’ equity	$1,826,886	1,634,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	September 30,
(in thousands, except per share information)	2007	2006

Revenues:
Electronic payment processing services (includes $1.3 million and $1.2 million from related parties for 2007 and 2006, respectively)	$240,608	232,175
Merchant acquiring services	65,163	65,548
Other services (includes $2.4 million and $2.0 million from related parties for 2007 and 2006, respectively)	53,251	44,615

Revenues before reimbursable items	359,022	342,338
Reimbursable items (includes $0.6 million and $0.4 million from related parties for 2007 and 2006, respectively)	98,543	99,477

Total revenues	457,565	441,815

Expenses:
Salaries and other personnel expense	144,990	139,206
Net occupancy and equipment expense	68,715	77,883
Spin assessment expenses	1,692	—
Other operating expenses (includes $2.4 million and $2.0 million to related parties for 2007 and 2006, respectively)	52,406	52,992

Expenses before reimbursable items	267,803	270,081
Reimbursable items	98,543	99,477

Total expenses	366,346	369,558

Operating income	91,219	72,257

Nonoperating income (expense):
Interest income (includes $4.1 million and $1.7 million from related parties for 2007 and 2006, respectively)	6,983	3,363
Interest expense	(916)	(235)
Gain on foreign currency translation, net	905	282
Other	21	—

Total nonoperating income	6,993	3,410

Income before income taxes, minority interest and equity in income of equity investments	98,212	75,667
Income taxes	30,947	22,380

Income before minority interest and equity in income of equity investments	67,265	53,287
Minority interests in consolidated subsidiaries’ net income, net of tax	(483)	(183)
Equity in income of equity investments, net of tax	2,020	1,202

Net income	$68,802	54,306

Basic earnings per share	$0.35	0.28

Diluted earnings per share	$0.35	0.28

Weighted average common shares outstanding	196,740	196,500
Increase due to assumed issuance of shares related to common equivalent shares	349	331

Weighted average common and common equivalent shares outstanding	197,089	196,831

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Nine months ended
	September 30,
(in thousands, except per share information)	2007	2006

Revenues:
Electronic payment processing services (includes $4.1 million and $3.7 million from related parties for 2007 and 2006, respectively)	$715,417	685,537
Merchant acquiring services	190,120	195,317
Other services (includes $6.6 million and $5.7 million from related parties for 2007 and 2006, respectively)	161,190	133,827

Revenues before reimbursable items	1,066,727	1,014,681
Reimbursable items (includes $1.8 million and $1.4 million from related parties for 2007 and 2006, respectively)	280,597	268,589

Total revenues	1,347,324	1,283,270

Expenses:
Salaries and other personnel expense	430,966	380,931
Net occupancy and equipment expense	205,342	234,453
Spin assessment expenses	1,692	—
Other operating expenses (includes $7.1 million and $7.2 million to related parties for 2007 and 2006, respectively)	155,913	170,452

Expenses before reimbursable items	793,913	785,836
Reimbursable items	280,597	268,589

Total expenses	1,074,510	1,054,425

Operating income	272,814	228,845

Nonoperating income (expense):
Interest income (includes $10.7 million and $4.9 million from related parties for 2007 and 2006, respectively)	18,630	9,297
Interest expense	(1,492)	(364)
Gain on foreign currency translation, net	744	195
Other	79	—

Total nonoperating income	17,961	9,128

Income before income taxes, minority interest and equity in income of equity investments	290,775	237,973
Income taxes	101,442	78,492

Income before minority interest and equity in income of equity investments	189,333	159,481
Minority interests in consolidated subsidiaries’ net income, net of tax	(1,435)	(448)
Equity in income of equity investments, net of tax	3,865	3,073

Net income	$191,763	162,106

Basic earnings per share	$0.98	0.82

Diluted earnings per share	$0.97	0.82

Weighted average common shares outstanding	196,641	196,891
Increase due to assumed issuance of shares related to common equivalent shares	429	302

Weighted average common and common equivalent shares outstanding	197,070	197,193

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$191,763	162,106
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in consolidated subsidiaries’ net income, net of tax	1,435	448
Gain on foreign currency, net	(744)	(195)
Equity in income of equity investments, net of tax	(3,865)	(3,073)
Dividends received from equity investments	2,994	2,371
Depreciation and amortization	114,213	130,306
Share-based compensation	9,881	6,574
Asset impairments	1,158	—
Provisions for bad debt expenses and billing adjustments	1,612	948
Charges for transaction processing provisions	531	7,914
Deferred income tax benefit	(6,828)	(24,150)
Loss on disposal of equipment, net	497	105
(Increase) decrease in:
Accounts receivable	(5,627)	(40,765)
Prepaid expenses, other current assets and other long-term assets	(1,041)	8,923
Increase (decrease) in:
Accounts payable	6,148	14,323
Accrued salaries and employee benefits	(9,341)	(18,936)
Excess tax benefit from share-based payment arrangements	(4,022)	(1,646)
Other current liabilities and other long-term liabilities	(51,286)	(14,849)

Net cash provided by operating activities	247,478	230,404

Cash flows from investing activities:
Purchases of property and equipment, net	(36,420)	(21,203)
Additions to licensed computer software from vendors	(8,194)	(9,650)
Additions to internally developed computer software	(11,749)	(13,699)
Cash acquired in acquisitions	—	4,341
Cash used in acquisitions	(472)	(74,919)
Additions to contract acquisition costs	(20,878)	(39,578)

Net cash used in investing activities	(77,713)	(154,708)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2007	2006

Cash flows from financing activities:
Dividends paid on common stock (includes $33.5 million and $30.3 million paid to related parties during 2007 and 2006, respectively)	$(41,425)	(37,504)
Repurchase of common stock	—	(21,843)
Excess tax benefit from share-based payment arrangements	4,022	1,646
Principal payments on long-term debt borrowings and capital lease obligations	(3,893)	(1,561)
Proceeds from borrowings of long-term debt	73,968	—
Proceeds from exercise of stock options	5,258	3,725

Net cash provided by (used in) financing activities	37,930	(55,537)

Effect of exchange rate changes on cash and cash equivalents	(3,984)	(2,006)

Net increase in cash and cash equivalents	203,711	18,153
Cash and cash equivalents at beginning of year	389,123	237,569

Cash and cash equivalents at end of period	$592,834	255,722

Cash paid for interest	$1,492	364

Cash paid for income taxes, net of refunds	$143,066	118,649

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
Note 2 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2007	December 31, 2006

Cash and cash equivalents in domestic accounts	$532,849	344,197
Cash and cash equivalents in foreign accounts	59,985	44,926

Total	$592,834	389,123

     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2007	December 31, 2006

Prepaid expenses	$13,041	14,837
Supplies inventory	9,285	12,311
Other	36,483	28,684

Total	$58,809	55,832

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2007	December 31, 2006

Payments for processing rights, net	$103,246	107,896
Conversion costs, net	57,993	59,553

Total	$161,239	167,449

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $6.6 million and $6.8 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, amortization related to payments for processing rights was $18.3 million and $20.6 million, respectively.
     Amortization expense related to conversion costs was $3.8 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, amortization related to conversion costs was $11.9 million and $13.9 million, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2007	December 31, 2006

Client liabilities	$36,535	36,161
Accrued expenses	36,520	44,578
Deferred revenues	22,533	19,311
Dividends payable	13,825	13,785
Transaction processing provisions	10,286	12,645
Accrued income taxes	(6,213)	25,384
Client postage deposits	3,920	6,736
Other	20,298	21,745

Total	$137,704	180,345

Note 3 — Comprehensive Income
     For the three and nine months ended September 30, comprehensive income is summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Net income	$68,802	54,306	191,763	162,106
Other comprehensive income:
Foreign currency translation adjustments, net of tax	2,259	6,116	4,934	10,822

Total	$71,061	60,422	196,697	172,928

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2006	Amount	Tax Effect	Net-of-Tax Amount	September 30, 2007

Foreign currency translation adjustments	$21,570	$7,312	(2,415)	$4,897	$26,467
Underfunded defined benefit postretirement plan	(929)	57	(20)	37	(892)

	$20,641	$7,369	(2,435)	$4,934	$25,575

Note 4 — Segment Reporting and Major Customers
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

	Domestic-	International-	Merchant
(in thousands)	based support	based support	acquiring
Operating Segments	services	services	services	Consolidated

At September 30, 2007

Identifiable assets	$1,623,928	365,066	188,765	$2,177,759
Intersegment eliminations	(349,626)	(1,094)	(153)	(350,873)

Total assets	$1,274,302	363,972	188,612	$1,826,886

At December 31, 2006

Identifiable assets	$1,517,299	308,713	210,117	$2,036,129
Intersegment eliminations	(400,957)	(894)	(37)	(401,888)

Total assets	$1,116,342	307,819	210,080	$1,634,241

Three months ended September 30, 2007

Revenues before reimbursables	$243,404	64,148	58,641	$366,193
Intersegment revenues	(6,960)	(106)	(105)	(7,171)

Revenues before reimbursables from external customers	$236,444	64,042	58,536	$359,022

Segment total revenues	$324,803	66,779	75,356	$466,938
Intersegment revenues	(9,162)	(106)	(105)	(9,373)

Revenues from external customers	$315,641	66,673	75,251	$457,565

Depreciation and amortization	$24,591	6,455	6,561	$37,607

Intersegment expenses	$3,506	(4,995)	(7,884)	$(9,373)

Segment operating income	$59,889	12,569	18,761	$91,219

Income before income taxes, minority interest and equity in income of equity investments	$67,060	12,130	19,022	$98,212

Income taxes	$20,084	4,033	6,830	$30,947

Equity in income of equity investments	$—	2,020	—	$2,020

Net income	$48,890	7,720	12,192	$68,802

Three months ended September 30, 2006

Revenues before reimbursables	$242,584	44,320	59,723	$346,627
Intersegment revenues	(4,258)	—	(31)	(4,289)

Revenues before reimbursables from external customers	$238,326	44,320	59,692	$342,338

Segment total revenues	$325,919	51,591	70,592	$448,102
Intersegment revenues	(6,256)	—	(31)	(6,287)

Revenues from external customers	$319,663	51,591	70,561	$441,815

Depreciation and amortization	$32,156	5,328	6,674	$44,158

Intersegment expenses	$3,668	(2,343)	(7,599)	$(6,274)

Segment operating income	$48,666	7,946	15,645	$72,257

Income before income taxes, minority interest and equity in income of equity investments	$52,688	6,602	16,377	$75,667

Income taxes	$14,722	(31)	7,689	$22,380

Equity in income of equity investments	$—	1,202	—	$1,202

Net income	$38,821	6,797	8,688	$54,306

	Domestic-	International-	Merchant
(in thousands)	based support	based support	acquiring
Operating Segments	services	services	services	Consolidated

Nine months ended September 30, 2007

Revenues before reimbursables	$738,712	175,154	171,694	$1,085,560
Intersegment revenues	(17,495)	(701)	(637)	(18,833)

Revenues before reimbursables from external customers	$721,217	174,453	171,057	$1,066,727

Segment total revenues	$973,133	182,913	216,354	$1,372,400
Intersegment revenues	(23,738)	(701)	(637)	(25,076)

Revenues from external customers	$949,395	182,212	215,717	$1,347,324

Depreciation and amortization	$76,305	17,762	20,146	$114,213

Intersegment expenses	$9,897	(11,961)	(23,007)	$(25,071)

Segment operating income	$190,336	35,570	46,908	$272,814

Income before income taxes, minority interest and equity in income of equity investments	$210,027	32,661	48,087	$290,775

Income taxes	$73,737	10,441	17,264	$101,442

Equity in income of equity investments	$—	3,865	—	$3,865

Net income	$138,625	22,316	30,822	$191,763

Nine months ended September 30, 2006

Revenues before reimbursables	$740,341	109,178	178,729	$1,028,248
Intersegment revenues	(13,471)	—	(96)	(13,567)

Revenues before reimbursables from external customers	$726,870	109,178	178,633	$1,014,681

Segment total revenues	$963,855	128,163	211,659	$1,303,677
Intersegment revenues	(20,311)	—	(96)	(20,407)

Revenues from external customers	$943,544	128,163	211,563	$1,283,270

Depreciation and amortization	$95,759	14,101	20,446	$130,306

Intersegment expenses	$18,949	(15,448)	(23,864)	$(20,363)

Segment operating income	$176,412	12,029	40,404	$228,845

Income before income taxes, minority interest and equity in income of equity investments	$186,170	9,718	42,085	$237,973

Income taxes	$58,636	2,461	17,395	$78,492

Equity in income of equity investments	$—	3,073	—	$3,073

Net income	$128,352	9,064	24,690	$162,106

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
     The following geographic data presents revenues for the three and nine months ended September 30, 2007 and 2006, respectively, based on the domicile of the Company’s customers.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

United States	$352.2	359.6	1,052.4	1,069.8
Europe	56.1	43.7	151.1	112.6
Canada	32.4	25.4	93.2	71.5
Japan	6.3	5.0	17.7	13.4

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Mexico	3.6	3.2	10.2	8.5
Other	7.0	4.9	22.7	7.5

Total	$457.6	441.8	1,347.3	1,283.3

     The following table reconciles geographic revenues to revenues by reportable segment for the three months ended September 30, 2007 and 2006, respectively, based on the domicile of the Company’s customers.

	Domestic-based		International-based		Merchant acquiring
	support services		support services		services
(in millions)	2007	2006	2007	2006	2007	2006

United States	$276.8	289.3	0.5	—	74.9	70.3
Europe	0.4	0.4	55.7	43.3	—	—
Canada	32.2	25.2	—	—	0.2	0.1
Japan	—	—	6.3	5.0	—	—
Mexico	3.6	3.2	—	—	—	—
Other	2.6	1.6	4.2	3.3	0.2	0.1

Total	$315.6	319.7	66.7	51.6	75.3	70.5

     The following table reconciles geographic revenues to revenues by reportable segment for the nine months ended September 30, 2007 and 2006, respectively, based on the domicile of the Company’s customers.

	Domestic-based		International-based		Merchant acquiring
	support services		support services		services
(in millions)	2007	2006	2007	2006	2007	2006

United States	$837.1	859.0	0.6	—	214.7	210.7
Europe	1.3	1.1	149.8	111.5	—	—
Canada	92.8	71.1	—	—	0.4	0.4
Japan	—	—	17.7	13.4	—	—
Mexico	10.2	8.5	—	—	—	—
Other	8.0	3.8	14.1	3.3	0.6	0.5

Total	$949.4	943.5	182.2	128.2	215.7	211.6

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	At September 30,	At December 31,
(in thousands)	2007	2006

United States	$205,580	204,662
Europe	66,397	63,099
Japan	1,951	1,935
Canada	52	55
Other	2,133	1,570

Total	$276,113	271,321

Major Customers
     For the three months ended September 30, 2007, the Company had three major customers which accounted for approximately 32.2%, or $147.3 million, of total revenues. For the three months ended September 30, 2006, these three major customers accounted for approximately 39.7%, or $175.3 million, of total revenues. For the nine months ended September 30, 2007, the Company had three major customers which accounted for approximately 33.4%, or $449.3 million, of total revenues. For the nine months ended September 30, 2006, these three major customers accounted for approximately 37.8%, or $485.8 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the domestic-based support services and merchant acquiring services segments.

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
Revenue		Total		Total		Total		Total
(in millions)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues

Client 1	$62.7	13.7	$19.3	4.4	$172.5	12.8	$43.8	3.4
Client 2	56.8	12.4	109.1	24.7	161.2	12.0	307.2	23.9
Client 3	27.8	6.1	46.9	10.6	115.6	8.6	134.8	10.5

Totals	$147.3	32.2	$175.3	39.7	$449.3	33.4	$485.8	37.8

Note 5 — Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries and other personnel expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs. For the three months ended September 30, 2007, share-based compensation was $3.3 million, compared to $2.1 million for the same period in 2006. Included in the $3.3 million amount for 2007 and $2.1 million amount for 2006 is approximately $1.5 million and $1.6 million, respectively, related to expensing the fair value of stock options. For the nine months ended September 30, 2007, share-based compensation was $9.9 million, compared to $6.6 million for the same period in 2006. Included in the $9.9 million amount for 2007 and $6.6 million amount for 2006 is approximately $4.8 million and $5.1 million, respectively, related to expensing the fair value of stock options.
Nonvested Awards
     During the first nine months of 2007, the Company issued 241,260 shares of TSYS common stock with a market value of $7.6 million to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers, directors and employees in the future. The market value of the common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
     During the first nine months of 2006, the Company issued 150,775 shares of TSYS common stock with a market value of $3.0 million to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers and directors in the future.

     As of September 30, 2007, there was approximately $12.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.1 years.
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
     As of September 30, 2007, there was approximately $244,000 of total unrecognized compensation cost related to nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2007.
Stock Option Awards
     The Company did not grant any TSYS stock options during the nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007, there was approximately $7,500 of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 0.2 year.
Long-Term Incentive Plans — Synovus
     During the first nine months of 2007, Synovus Financial Corp. (Synovus) granted 102,653 stock options to key TSYS officers and employees. The fair value of the option grant was $7.22 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.78%; expected volatility of 21.76%; expected life of 6.0 years; and dividend yield of 2.60%. The expected life of 6.0 years was determined using the “simplified” method, as prescribed by SEC’s Staff Accounting Bulletin No. 107.
     During the first nine months of 2006, Synovus granted 304,933 stock options to key TSYS executive officers. The fair value of the option grant was $6.57 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%; expected volatility of 25.1%; expected life of 6.0 years; and dividend yield of 2.80%. The expected life of 6.0 years was determined using the “simplified” method, as prescribed by SEC’s Staff Accounting Bulletin No. 107.
     As of September 30, 2007, there was $5.3 million of total unrecognized compensation expense cost related to Synovus stock options that is expected to be recognized over a remaining weighted average period of 0.9 years.
     With the completion of the spin, TSYS expects to convert the Synovus options granted to TSYS employees to TSYS options. The number of TSYS options and exercise price will be based on Synovus’ share price immediately preceding the spin-off and TSYS’ share price during a 10-day trading period post-spin. All other terms and conditions of the original option grant will remain the same. As a result of the conversion, TSYS expects to incur additional stock option expense for the converted options. Refer to Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the intended spin by Synovus.

Earnings Per Share
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 17,500 and 7,500 common shares for the three and nine months ended September 30, 2007, respectively, and excludes 26,500 common shares for the three and nine months ended September 30, 2006, respectively, because their inclusion would have been anti-dilutive.
Note 6 — Long-Term Debt
     On October 25, 2007, TSYS announced that it has entered into an agreement and plan of distribution with Synovus under which Synovus plans to distribute all of its shares of TSYS stock to Synovus’ shareholders in a spin-off. Synovus currently owns 80.7% of TSYS. Prior to the spin-off transaction and in accordance with the agreement and plan of distribution, TSYS has agreed to pay a one-time aggregate cash dividend of $600 million to all TSYS shareholders, including Synovus. TSYS expects that the dividend will be funded by a combination of cash on hand and the use of a revolving credit facility. A $500 million revolving credit facility is anticipated to be finalized prior to the spin-off, of which $200 million will be used to fund the cash dividend. Refer to Note 12 for more information on the TSYS spin-off subsequent event.
     On August 3, 2007, the Company’s European operation obtained a loan of approximately £33 million or approximately $67.7 million from a third party mainly to repay the U.S. parent loan that was used for the acquisitions. The loan is payable in 18 months at a rate of the one-month London Interbank Offered Rate (LIBOR) plus 45 basis points. The interest is payable monthly. The Company’s plan is to finance international expansion through its European operations. The loan will result in increased interest expense and will eliminate the foreign currency translation gains and losses associated with the Company’s intercompany note. The loan is guaranteed by the parent company (TSYS).
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
     In connection with the formation of TSYS Managed Services, both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of September 2007, the balance of the loan from Merchants was approximately £2.0 million, or approximately $4.0 million, payable in total in five years, at an interest rate of the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly.
     TSYS maintains an unsecured credit agreement with Columbus Bank & Trust. The credit agreement has a maximum available principal balance of $5.0 million, with interest at prime. TSYS did not use the credit facility for the nine months ended September 30, 2007 or 2006.
Note 7 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the nine months ended September 30, 2007 and 2006, respectively, are summarized as follows:

(in thousands)	September 30, 2007	September 30, 2006

Payments for processing rights	$12,760	10,663
Conversion costs	8,118	28,915

Total	$20,878	39,578

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
Note 8 — Legal Proceedings
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
Note 9 — Guarantees and Indemnifications
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
Note 10 — Business Combinations
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
     The acquisition of TSYS Managed Services allows TSYS to deliver the same managed services to clients in Europe and the broader region as it does to its domestic clients. TSYS Managed Services operates as a separate, majority owned subsidiary of TSYS. Revenues associated with TSYS Managed Services are included in other services and are included in international-based support services for segment reporting purposes.
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

     Revenues associated with TSYS Card Tech are included in electronic payment processing services and are included in international—based support services for segment reporting purposes.

Pro forma
     The pro forma impact of the TSYS Card Tech and TSYS Managed Services acquisitions on revenues and net income for periods prior to the acquisition was not material.
Note 11 — Income Taxes
     TSYS is a member of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2004 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2001. There is currently no Federal or foreign tax examinations in progress. However, a number of tax examinations are in progress by the relevant state tax authorities. Although, TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.
     TSYS adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes — an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return.
     As a result of the implementation of FIN 48, the Company recognized approximately a $2.0 million increase in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. This adjustment was the cumulative effect of applying a different measurement standard in accounting for uncertainty in income taxes. During the nine months ended September 30, 2007, TSYS decreased its liability for prior year uncertain income tax positions as a discrete item by a net amount of approximately $2.9 million (net of the federal tax effect) including $0.9 million in interest and penalties. This decrease resulted from resolving a state tax examination, expiring state audit period statutes and other new information impacting the potential resolution of material uncertain tax positions.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (1):

	Three months ended	Nine months ended
(in millions)	September 30, 2007	September 30, 2007

Beginning balance	$12.3	7.4

Current activity:
Additions based on tax positions related to current year	—	0.4
Additions for tax positions of prior years	—	4.5
Reductions for tax positions of prior years	(7.5)	(7.5)
Settlements	—	—

Net, current activity	(7.5)	(2.6)

Ending balance	$4.8	4.8

(1)	Unrecognized State tax benefits are not adjusted for the Federal tax impact.

     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.4 million and $1.0 million as of January 1, 2007 and September 30, 2007, respectively. The total amounts of unrecognized income tax benefits as of January 1, 2007 and September 30, 2007 that, if recognized, would affect the effective tax rates are $6.2 million and $4.5 million (net of the Federal benefit on State tax issues) respectively, which includes interest and penalties of $0.9 million and $0.8 million.
Note 12 — Subsequent Event
     On October 25, 2007, the Company announced that it has entered into an agreement and plan of distribution with Synovus, under which Synovus plans to distribute all of its shares of TSYS common stock in a spin-off to Synovus shareholders. Under the terms and conditions of the agreement, TSYS will become a fully independent company, allowing for broader diversification of the Company’s shareholder base, more liquidity of the Company’s shares and additional investment in strategic growth opportunities and potential acquisitions.
     Prior to the spin-off transaction and in accordance with the agreement and plan of distribution, TSYS has agreed to pay a one-time aggregate cash dividend of $600 million to all TSYS shareholders, including Synovus. TSYS expects that the dividend will be funded by a combination of cash on hand and the use of a revolving credit facility. Refer to Note 6 for more information on the revolving credit facility.
     In the spin-off, Synovus will distribute its 80.7 percent equity stake in TSYS, on a pro rata basis, to Synovus shareholders as of a record date to be determined by the Synovus board (expected to be on or around December 18, 2007). Based on the number of Synovus and TSYS shares outstanding as of September 30, 2007, Synovus shareholders can expect to receive approximately 0.49 shares of TSYS common stock for every share they own of Synvous; however, this is subject to change based on the number of Synovus shares outstanding on the record date.
     Based on the number of TSYS shares outstanding as of September 30, 2007, it is expected that TSYS shareholders as of a record date to be determined by the TSYS board (expected to be on or around December 17, 2007), will receive a cash dividend of $3.04 per share. The final per share dividend will be determined based on the number of TSYS shares outstanding on the record date for the TSYS cash dividend. TSYS intends for its annual dividend per share to remain at $0.28.
     Subject to the completion of the spin-off, the TSYS Board of Directors has extended to April 2010 TSYS’ current share repurchase program that was set to expire in April 2008 and increased the number of shares that may be repurchased under the plan from up to 2 million to up to 10 million.

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
     A summary of the financial highlights for 2007, as compared to 2006, is provided below:

	Three months ended			Nine months ended
	September 30,			September 30,
(in millions, except per share			Percent			Percent
data and employees)	2007	2006	Change	2007	2006	Change

Revenues before reimbursables	$359.0	342.3	4.9%	$1,066.7	1,014.7	5.1%
Total revenues	457.6	441.8	3.6	1,347.3	1,283.3	5.0
Operating income	91.2	72.3	26.2	272.8	228.8	19.2
Net income	68.8	54.3	26.7	191.8	162.1	18.3
Basic earnings per share (EPS)	0.35	0.28	26.5	0.98	0.82	18.4
Diluted EPS	0.35	0.28	26.5	0.97	0.82	18.4
Other:
Average accounts on file (AOF)	384.3	385.8	(0.4)	412.1	413.6	(0.4)
Average full-time equivalent employees (FTE)	6,751	6,640	1.7	6,752	6,616	2.0
•	The impact of acquisitions on consolidated total revenues for the three and nine months ended September 30, 2007 was $12.0 million and $31.6 million, respectively. The impact of acquisitions on consolidated revenues before reimbursable items for the three and nine months ended September 30, 2007 was $15.7 million and $43.3 million, respectively. Refer to Other Services revenues on page 32 for the characterization from reimbursable items to other services revenues for the TSYS Managed Services acquisition. The impact of acquisitions on consolidated total expenses for the three and nine months ended September 30, 2007 was $10.1 million and $26.5 million, respectively. The impact of acquisitions on consolidated expenses before reimbursable items for the three and nine months ended September 30, 2007 was $13.8 million and $38.3 million, respectively.

•	Cash flows from operating activities were $247.5 million for the nine months ended September 30, 2007, compared to $230.4 million for the same period in 2006.

     Significant highlights for 2007 include:
Domestic
•	TSYS and Discover Financial Services signed an issuer processor agreement. Under the terms of the agreement, TSYS will begin processing prepaid and credit card transactions on the Discover Network, a business unit of Discover Financial Services.

•	Commerce Bancorp, Inc. selected the TSYS Collections and Recovery System to manage its entire collections and recovery inventory. This allows the bank to more effectively work all of its delinquent and charged-off card and installment accounts, including automobile loans and mortgages.

•	TSYS successfully completed the pilot program for the Wal-Mart MoneyCard, issued by GE and reloaded through Green Dot’s national reloading network. The Visa-branded prepaid product was first piloted in November of 2006 with TSYS, and was available in 2,600 Wal-Mart stores at the end of July 2007.

•	JP Morgan Chase & Co. (Chase) discontinued its processing agreement at the end of July 2007 according to the original schedule and began processing in-house using a modified version of TSYS’ processing system.

•	During the first quarter, TSYS completed the Capital One conversion.
International
•	TSYS has signed a long-term agreement with Nationwide, the world’s largest Building Society, to process Nationwide’s credit card account portfolio and to build, operate and manage a new customer care center for member support services. Based on the scope of services, Nationwide would rank among TSYS’ largest clients. Servicing of Nationwide’s more than 1 million credit card Visa accounts and operation of a customer care center for Nationwide is planned for the first quarter of 2008.

•	TSYS signed Tinkoff Credit Systems, a Moscow-based consumer lending bank, to supply its card management and authorization system. The bank plans to become the first credit card monoliner in Russia and will focus exclusively on issuing credit cards.

•	TSYS and Lloyds TSB have successfully launched a new money transfer card in the UK. The new Silver account from Lloyds TSB includes an innovative money transfer prepaid product, aimed particularly at the growing number of newly arrived immigrants living and working in the U.K.

•	TSYS and The Gift Voucher Shop (GVS) announced the successful launch of GVS’ One4all retail gift card campaign in hundreds of Post Offices in Ireland and on the GVS Web site.

•	TSYS introduced Chip and PIN Secure Payments in Cyprus with the introduction of EMV cards through partnerships with three Cyprus-based banks, Marfin Popular Bank (formerly Laiki Bank, Cyprus), Hellenic Bank and Universal Bank. The Commercial Bank of Qatar also issued its first EMV card program utilizing TSYS’ card-management solution, PRIME.

•	TSYS launched the Rewards card pilot program in the United Kingdom with Norwich Union (NU), which is now the second program that NU has live on the TSYS Prepaid platform.
•	TSYS announced that CUP Data, TSYS’ joint venture with China UnionPay, has recently begun providing processing services for Huaxia Bank Co., Ltd, one of China’s largest nationwide banks. CUP Data now provides processing services for three of the four largest issuing banks in China that use outsourced services to support their payment programs.

•	TSYS signed a contract extension with Spira de México, S.A. de C.V. (Spira), to continue processing its consumer-credit portfolio. Under terms of the agreement, TSYS will continue to provide risk management, portfolio management and reporting tools to Spira.

•	TSYS’ PRIME card- and merchant-management system was chosen by Norway’s largest financial-services group, DnB NOR Bank ASA, to manage the fast-growing cards portfolio of its market-leading credit-card operator, DnB NOR Kort. DnB NOR Kort has plans to further expand its service solutions for DnB NOR Kort customers.
Merchant Acquiring
•	TSYS renewed merchant-processing service agreements with Merchant Management Systems, Moneris Solutions and Sage Payment Solutions covering its U.S. portfolio.

•	TSYS signed agreements to provide merchant-processing services for Veracity Payment Solutions, Clearent, National Processing Company (formerly Iron Triangle Payment Systems), mPay Gateway and The Bancorp Bank.
Corporate
•	TSYS announced that it has entered into an agreement and plan of distribution with Synovus Financial Corp. (Synovus), under which Synovus plans to distribute all of its shares of TSYS common stock in a spin-off to Synovus shareholders. Under the terms and conditions of the agreement, TSYS will become a fully independent company.
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
Related Party Transactions
     The Company provides electronic payment processing and other services to its parent company, Synovus and its affiliates, and to the Company’s equity investments, Total System Services de México, S.A. de. C.V. (TSYS de México) and China UnionPay Data Co., Ltd. (CUP Data). The services are performed under contracts that are similar to its contracts with other customers. The Company believes the terms and conditions of transactions between the Company and these related parties are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company’s margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties. The amounts related to these transactions are disclosed on the face of TSYS’ Unaudited Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under FIN 48 at September 30, 2007 is $4.5 million. Refer to Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s 2006 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2006 were estimated at $229.4 million. These contractual cash obligations include lease payments and software arrangements.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30, 2007 and 2006, respectively:

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2007	2006	2007 vs. 2006
Revenues:
Electronic payment processing services	52.6%	52.6%	3.6%
Merchant acquiring services	14.3	14.8	(0.6)
Other services	11.6	10.1	19.4

Revenues before reimbursable items	78.5	77.5	4.9
Reimbursable items	21.5	22.5	(0.9)

Total revenues	100.0	100.0	3.6

Expenses:
Salaries and other personnel expense	31.7	31.5	4.2
Net occupancy and equipment expense	15.0	17.6	(11.8)
Spin assessment expenses	0.4	—	nm
Other operating expenses	11.4	12.0	(1.1)

Expenses before reimbursable items	58.5	61.1	(0.8)
Reimbursable items	21.5	22.5	(0.9)

Total expenses	80.0	83.6	(0.9)

Operating income	20.0	16.4	26.2
Nonoperating income	1.5	0.7	105.1

Income before income taxes, minority interest and equity in income of equity investments	21.5	17.1	29.8
Income taxes	6.8	5.1	38.3

Income before minority interest and equity in income of equity investments	14.7	12.0	26.2
Minority interests in consolidated subsidiaries’ net income	(0.1)	(0.0)	163.7
Equity in income of equity investments	0.4	0.3	68.1

Net income	15.0%	12.3%	26.7%

nm = not meaningful
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30, 2007 and 2006, respectively:

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2007	2006	2007 vs. 2006
Revenues:
Electronic payment processing services	53.1%	53.4%	4.4%
Merchant acquiring services	14.1	15.2	(2.7)
Other services	12.0	10.5	20.4

Revenues before reimbursable items	79.2	79.1	5.1
Reimbursable items	20.8	20.9	4.5

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2007	2006	2007 vs. 2006
Total revenues	100.0	100.0	5.0

Expenses:
Salaries and other personnel expense	32.0	29.7	13.1
Net occupancy and equipment expense	15.3	18.3	(12.4)
Spin assessment expenses	0.1	—	nm
Other operating expenses	11.6	13.3	(8.5)

Expenses before reimbursable items	59.0	61.3	1.0
Reimbursable items	20.8	20.9	4.5

Total expenses	79.8	82.2	1.9

Operating income	20.2	17.8	19.2
Nonoperating income	1.3	0.7	96.8

Income before income taxes, minority interest and equity in income of equity investments	21.5	18.5	22.2
Income taxes	7.5	6.1	29.2

Income before minority interest and equity in income of equity investments	14.0	12.4	18.7
Minority interests in consolidated subsidiaries’ net income	(0.1)	(0.0)	220.4
Equity in income of equity investments	0.3	0.2	25.8

Net income	14.2%	12.6%	18.3%

nm = not meaningful
Revenues
     Total revenues increased $15.8 million and $64.1 million, or 3.6% and 5.0%, respectively, during the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increase in revenues for the three and nine months ended September 30, 2007 includes an increase of $4.3 million and $13.5 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. The impact of acquisitions on consolidated total revenues for the three and nine months ended September 30, 2007 was $12.0 million and $31.6 million, respectively. Excluding reimbursable items, revenues increased $16.7 million and $52.0 million, or 4.9% and 5.1%, respectively, during the three and nine months ended September 30, 2007, compared to the same periods in 2006.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future. With the acquisitions of TSYS Card Tech and TSYS Managed Services, TSYS has extended its geographic reach into Asia Pacific, Europe, the Middle East and Africa, and as such, has increased its international revenues.
     Total revenues from clients domiciled outside the United States for the three and nine months ended September 30, 2007 and 2006, respectively, are summarized below:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Europe	$56,107	43,692	28.4	$151,100	112,598	34.2
Canada	32,384	25,359	27.7	93,225	71,486	30.4
Japan	6,338	5,051	25.5	17,713	13,419	32.0
Mexico	3,617	3,163	14.4	10,155	8,540	18.9
Other	6,941	4,910	41.4	22,728	7,468	204.4

Totals	$105,387	82,175	28.2	$294,921	213,511	38.1

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
     International revenues for the nine months ended September 30, 2007 include revenues of approximately $31.6 million associated with the impact of acquisitions for several countries and regions, including Europe, Japan and Other.
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
     For the three months ended September 30, 2007 and 2006, value added products and services represented 12.8% and 12.5%, respectively, of total revenues. For the nine months ended September 30, 2007 and 2006, value added products and services represented 13.0% and 12.7%, respectively, of total revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 6.1%, or $3.4 million, and 7.4%, or $12.0 million, for the three and nine months ended September 30, 2007 compared to the same periods last year.
     The majority of the $12.0 million increase in 2007 in value added products and services relates to the suite of tools the Company offers related to fraud detection. TSYS offers a suite of detection, prevention and management tools to more effectively manage portfolio risk and protect against fraud. These tools evaluate authorizations, payments, non-authorized transactions and account maintenance for fraud risk and help identify potential fraud patterns. Through the first nine months of 2007, fraud detection represents approximately 41.9% of the total value added products and services offered by the Company, as compared to 38.3% for the same period last year.
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

     In October 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TSYS’ processing system in July 2005. In July 2007, Chase had the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TSYS’ processing system with a six-year payment term. Chase discontinued its processing agreement at the end of July 2007 according to the original schedule and began processing in-house using a modified version of TSYS’ processing system.
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
Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the strong organic growth of TSYS’ clients and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $8.4 million, or 3.6%, and $29.9 million, or 4.4%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The impact of acquisitions on consolidated electronic payment processing services revenues for the three and nine months ended September 30, 2007 was $8.8 million and $25.5 million, respectively.
     TSYS deconverted the consumer portfolio of Bank of America in October 2006, and the Sears consumer MasterCard and private-label accounts in June 2006. The results for both the three and nine months ended September 30, 2006 include processing revenues of approximately $43.4 million and $158.0 million, respectively, associated with deconverted portfolios, including Bank of America and Sears. The Company was able to offset these losses in revenues in 2007 with the conversion of new accounts and the strong internal growth of existing clients.

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
AOF Data (in millions):

	2007	2006	% Change
At September 30,	357.1	400.0	(10.7)
QTD Average	384.3	385.8	(0.4)
YTD Average	412.1	413.6	(0.4)
AOF by Portfolio Type (in millions):

	2007		2006
At September 30,	AOF	%	AOF	%	% Change
Consumer	197.0	55.2	259.3	64.8	(24.0)
Retail	47.9	13.4	51.5	12.9	(7.0)

	2007		2006
At September 30,	AOF	%	AOF	%	% Change
Stored value	46.3	13.0	31.7	7.9	46.2
Commercial	37.5	10.5	32.5	8.1	15.6
Government services	23.2	6.5	20.7	5.2	11.8
Debit	5.2	1.4	4.3	1.1	19.4

Total	357.1	100.0	400.0	100.0	(10.7)

AOF by Geographic Area (in millions):

	2007		2006
At September 30,	AOF	%	AOF	%	% Change
Domestic	284.5	79.7	334.0	83.5	(14.8)
International	72.6	20.3	66.0	16.5	10.0

Total	357.1	100.0	400.0	100.0	(10.7)

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company’s processing clients.
Activity in AOF (in millions):

	September 2006 to	September 2005 to
	September 2007	September 2006
Beginning balance	400.0	430.1
Internal growth of existing clients	32.0	38.0
New clients	71.0	33.1
Purges/Sales	(9.6)	(13.9)
Deconversions	(136.3)	(87.3)

Ending balance	357.1	400.0

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
     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring) and majority owned subsidiary GP Network Corporation. Merchant acquiring services revenues for the three and nine months ended September 30, 2007 was $65.2 million and $190.1 million, respectively, compared to $65.5 million and $195.3 million for the same periods last year. The decrease is attributable to client deconversions in the terminal distribution businesses and price compression. The losses were mitigated by the internal transaction growth of existing clients.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services increased $8.6 million, or 19.4%, and $27.4 million, or 20.4%, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The impact of acquisitions on consolidated other services revenues for the three and nine months ended September 30, 2007 was $6.9 million and $17.8 million, respectively.
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
     In May 2006, TSYS’ collection subsidiary renegotiated a contract with its largest client. One of the provisions that was changed related to the handling of attorney fees and court costs. In reviewing the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” TSYS met the indicators of “gross reporting,” specifically TSYS is the primary obligor and adds value as part of the service. As a result, TSYS has recognized $28.7 million and $72.6 million of attorney fees and court costs for the three and nine months ended September 30, 2007, respectively, as reimbursable items in reimbursable revenues and reimbursable expenses.

Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items decreased $933,000, or 0.9%, and increased $12.0 million, or 4.5%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. The impact of acquisitions on consolidated reimbursable items for the three and nine months ended September 30, 2007 was a decrease of $3.7 million and $11.8 million, respectively, related to the recharacterization of TSYS Managed Services revenues discussed above. In connection with the renegotiated contract discussed in other services revenues, TSYS recognized approximately $28.7 million and $72.6 million of attorney fees and court costs as additional reimbursable items for the three and nine months ended September 30, 2007, respectively.
     The majority of reimbursable items relates to the Company’s domestic-based clients and is primarily costs associated with postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Effective May 14, 2007, the United States Postal Service increased the rate of first class mail.
Operating Expenses
     Total expenses decreased 0.9% and increased 1.9% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The fluctuation in expense includes an increase of $3.4 million and $10.6 million for the three and nine months ended September 30, 2007, respectively, related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. The impact of acquisitions on consolidated total expenses for the three and nine months ended September 30, 2007 was $10.1 million and $26.5 million, respectively. Excluding reimbursable items, total expenses decreased 0.8% and increased 1.0% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The fluctuation in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three and nine months ended September 30:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Salaries	$107,601	101,050	6.5%	$312,784	284,959	9.8%
Employee benefits	25,567	31,124	(17.9)	78,644	79,949	(1.6)
Nonemployee wages	12,829	12,405	3.4	36,083	33,201	8.7
Share-based compensation	3,285	2,129	54.3	9,881	6,574	50.3
Other	3,445	2,810	22.6	10,113	9,030	12.0
Less capitalized expenses	(7,737)	(10,312)	(25.0)	(16,539)	(32,782)	(49.5)

Total	$144,990	139,206	4.2%	$430,966	380,931	13.1%

     Salaries and other personnel expense increased $5.8 million, or 4.2%, and $50.0 million, or 13.1%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The impact of acquisitions on consolidated salaries and other personnel expenses for the three and nine months ended September 30, 2007 was $9.6 million and $24.3 million, respectively. In addition, the change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the lower level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended September 30, 2007 and 2006, the Company accrued $10.7 million and $14.8 million, respectively, for performance-based incentives. For the nine months ended September 30, 2007 and 2006, the Company accrued $30.4 million and $26.3 million, respectively, for performance-based incentives.
     Capitalized salaries and personnel expenses decreased $2.6 million and $16.2 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, as a result of client conversion activity in 2006 being substantially completed by the fourth quarter of 2006.
     The Company’s salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:

Employee Data:
(Full-time Equivalents)	2007	2006	% Change
At September 30,	6,775	6,788	(0.2)
QTD Average	6,751	6,640	1.7
YTD Average	6,752	6,616	2.0
     The Company gained 544 employees through the acquisitions of TSYS Card Tech and TSYS Managed Services.
     Share-based compensation expenses include the impact of expensing the fair value of stock options in 2007, as well as expenses associated with nonvested shares. For the three months ended September 30, 2007, share-based compensation was $3.3 million, compared to $2.1 million for the same period in 2006. For the nine months ended September 30, 2007, share-based compensation was $9.9 million, compared to $6.6 million for the same period in 2006.
Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expense:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Depreciation and amortization	$26,530	31,223	(15.0)%	$81,465	92,422	(11.9)%
Equipment and software rentals	18,896	26,451	(28.6)	62,026	83,494	(25.7)
Repairs and maintenance	12,342	12,647	(2.4)	33,889	34,254	(1.1)
Asset impairments	538	—	nm	538	—	nm
Other	10,409	7,562	37.7	27,424	24,283	12.9

Total	$68,715	77,883	(11.8)%	$205,342	234,453	(12.4)%

nm = not meaningful

     Net occupancy and equipment expense decreased $9.2 million, or 11.8%, and $29.1 million, or 12.4%, for the three and nine months ended September 30, 2007, respectively, over the same periods in 2006. The impact of acquisitions on consolidated net occupancy and equipment expenses for the three and nine months ended September 30, 2007 was $1.8 million and $4.8 million, respectively.
     Depreciation and amortization decreased for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, as a result of the acceleration in 2006 of amortization of software licenses that were based on processing capacity agreements commonly referred to as millions of instructions per second or MIPS. These licenses are amortized using a units-of-production basis. As a result of the deconversions in 2006, TSYS’ total future MIPS declined, resulting in a decrease in software amortization for the periods subsequent to the deconversion dates.
     The Company’s equipment and software rentals also decreased for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, as a result of software licenses that are leased under processing capacity or MIPS agreements and the leasing of less equipment in 2007 compared to the same periods in 2006.
Spin Assessment Expenses
     In July, Synovus’ Board of Directors appointed a special committee of independent directors to make a recommendation with respect to whether to distribute Synovus’ ownership interest in TSYS to Synovus’ shareholders. As a result, the TSYS Board of Directors formed a special committee of independent TSYS directors to consider the terms of any proposed spin-off by Synovus of its ownership interest in TSYS, including the size of the pre-spin cash dividend. TSYS incurred expenses associated with advisory and legal services in connection with the spin assessment. During the three and nine months ended September 30, 2007, the Company incurred approximately $1.7 million of spin assessment expenses. The Company expects to incur more of these expenses in the fourth quarter of 2007.
Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three and nine months ended September 30, 2007 and 2006:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Third-party data processing services	$9,334	9,479	(1.5)	$30,046	30,256	(0.7)
Professional advisory services	9,310	5,621	65.6	21,713	17,314	25.4
Travel and business development	5,907	5,383	9.7	18,238	14,324	27.3
Supplies and stationery	4,729	6,811	(30.6)	14,821	21,693	(31.7)
Amortization of conversion costs	3,775	4,533	(16.7)	11,915	13,913	(14.4)
Court costs associated with debt collection services	2,541	6,576	(61.4)	9,458	20,647	(54.2)
Management fees	2,251	1,953	15.3	6,792	6,784	0.1
Amortization of acquisition intangibles	704	1,518	(53.6)	2,466	3,234	(23.7)
Bad debt expense (recoveries)	318	157	102.5	507	(60)	nm
Terminal deployment costs	256	—	nm	583	125	366.4

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Transaction processing provisions	93	414	(77.5)	531	7,914	(93.3)
Other	13,188	10,547	25.0	38,843	34,308	13.2

Totals	$52,406	52,992	(1.1)	$155,913	170,452	(8.5)

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
     Other operating expenses for the three and nine months ended September 30, 2007 decreased $0.6 million, or 1.1%, and decreased $14.5 million, or 8.5%, respectively, as compared to the same periods in 2006. The decrease in operating expenses is primarily the result of the recognition of attorney fees and court costs associated with debt collection services as reimbursable items. The impact of acquisitions on consolidated other operating expenses for the three and nine months ended September 30, 2007 was $2.4 million and $9.1 million, respectively.
Operating Income
     Operating income increased 26.2% and 19.2% for the three and nine months ended September 30, 2007, respectively, over the same periods in 2006. The Company’s operating profit margin for the three and nine months ended September 30, 2007 was 19.9% and 20.2%, respectively, compared to 16.4% and 17.8% for the same periods last year. TSYS’ operating margin increased for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, as the result of cost control measures that allowed the Company to decrease expenses at a rate greater than the previously forecasted decreases in revenues.
Nonoperating Income (Expense)
     Interest income for the three months ended September 30, 2007 was $7.0 million, an increase of $3.6 million, compared to $3.4 million for the same period in 2006. Interest income for the nine months ended September 30, 2007 was $18.6 million, an increase of $9.3 million, compared to $9.3 million for the same period in 2006. The increase in interest income is primarily attributable to the accumulation of cash available for investment and changes in short-term interest rates.
     Interest expense for the three months ended September 30, 2007 was $916,000, an increase of $681,000 compared to $235,000 for the same period in 2006. Interest expense for the nine months ended September 30, 2007 was $1.5 million, an increase of $1.1 million compared to $364,000 for the same period in 2006. The increase in interest expense in 2007 compared to 2006 relates to the increased borrowings undertaken by the Company. Refer to Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on long-term debt.

     Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. dollars. For its subsidiaries whose functional currency is something other than the U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S.-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, the Company recorded a foreign currency translation gain on the Company’s financing for the three and nine months ended September 30, 2007 of $2.0 million and $3.3 million, respectively. The balance of these financing arrangements at September 30, 2007 was approximately $4.8 million.
     On August 3, 2007, the Company’s European operation obtained a loan of approximately £33.0 million or approximately $67.7 million from a third party mainly to repay the U.S. parent loan. Refer to Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the long-term financing arrangement.
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The translation loss related to these and other balance sheet accounts was $1.1 million and $2.6 million for the three and nine months ended September 30, 2007, respectively. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2007 was approximately $57.1 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate for the three months ended September 30, 2007 was 31.1%, compared to 29.4% for the same period in 2006. The effective income tax rate for the nine months ended September 30, 2007 was 34.7% compared to 32.8% for the same period in 2006. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
     In the normal course of business, TSYS is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the third quarter, the resolution of a state income tax examination resulted in a reduction in previously recorded income tax liabilities of $5.7 million. The majority of this reduction in the liability reduced income tax expense for the three months ended September 30, 2007 and lowered the effective tax rate by 5.7%.
     In July 2006, TSYS changed the structure of its European operation from a branch structure that will facilitate continued expansion in the European region. As a result of the new structure, TSYS reduced previously established tax reserves that would no longer be required under the new structure in the amount of $5.6 million in the third quarter of 2006. In the third quarter of 2006, TSYS also reassessed its contingencies for federal and state exposures, which resulted in an increase in tax liability by approximately $1.5 million.

     TSYS continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, TSYS’ effective tax rate may fluctuate in the future.
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.0 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. TSYS’ share of income from its equity in equity investments was $3.9 million and $3.1 million for the nine months ended September 30, 2007 and 2006, respectively.
Net Income
     Net income for the three months ended September 30, 2007 increased 26.7%, or $14.5 million, to $68.8 million, or basic and diluted earnings per share of $0.35, compared to $54.3 million, or basic and diluted earnings per share of $0.28, for the same period in 2006. Net income for the nine months ended September 30, 2007 increased 18.3%, or $29.7 million, to $191.8 million, or basic and diluted earnings per share of $0.98 and $0.97, respectively, compared to $162.1 million, or basic and diluted earnings per share of $0.82, for the same period in 2006.
Net Profit Margin
     The Company’s net profit margin for the three months ended September 30, 2007 was 15.0%, compared to 12.3% for the same period last year. The Company’s net profit margin for the nine months ended September 30, 2007 was 14.2%, compared to 12.6% for the same period last year.
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
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Operating income	$91,219	72,257	272,814	228,845

Net income	$68,802	54,306	191,763	162,106

Total revenues	$457,565	441,815	1,347,324	1,283,270

Operating margin (as reported)	19.9%	16.4%	20.2%	17.8%

Net profit margin (as reported)	15.0%	12.3%	14.2%	12.6%

Revenue before reimbursable items	$359,022	342,338	1,066,727	1,014,681

Adjusted operating margin	25.4%	21.1%	25.6%	22.6%

Adjusted net profit margin	19.2%	15.9%	18.0%	16.0%

Projected Outlook for 2007
     Excluding the one-time Bank of America contract-termination fee in 2006 of approximately $68.9 million and the acceleration of amortization of Bank of America contract acquisition costs of approximately $6 million, net income is expected to increase between 20%-22% in 2007 compared to 2006. Based on generally accepted accounting principles (GAAP), TSYS’ estimated 2007 net income is expected to increase between 0%-2% as compared to 2006. TSYS’ earnings guidance does not include the expenses associated with the intended spin-off of TSYS by Synovus.
     TSYS’ 2007 earnings guidance is based on the following assumptions: (1) Including the Bank of America contract termination fee of approximately $68.9 million in 2006 and an acceleration of amortization of contract acquisition costs of approximately $6 million, estimated total revenues will decline 3%-2% in 2007. Excluding the termination fee and reimbursable items, revenues will increase by 3%-5% over 2006; (2) expense reductions in employment, equipment, leases and other areas that are included in 2007 estimates will be accomplished; and (3) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles.
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
Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2007	2006

Net income	$191,763	162,106
Depreciation and amortization	114,213	130,306
Dividends from equity investments	2,994	2,371
Other noncash items and charges, net	(346)	(11,429)
Net change in current and long-term assets and current and long-term liabilities	(61,146)	(52,950)

Net cash provided by operating activities	$247,478	230,404

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the nine months ended September 30, 2007, the Company generated $247.5 million in cash from operating activities compared with $230.4 million for the same period last year. The increase in 2007 in net cash provided by operating activities was primarily the result of increased net income offset by lower depreciation and amortization.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at September 30, 2007, as compared to December 31, 2006, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.

Dividends Received from Equity Investments
     During the first nine months of 2007, the Company received a dividend payment of $3.0 million from TSYS de México, compared to $2.4 million for the same period last year.
Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2007	2006

Purchases of property and equipment, net	$(36,420)	(21,203)
Additions to licensed computer software from vendors	(8,194)	(9,650)
Additions to internally developed computer software	(11,749)	(13,699)
Cash used in acquisitions, net of cash acquired	(472)	(70,578)
Additions to contract acquisition costs	(20,878)	(39,578)

Net cash used in investing activities	$(77,713)	(154,708)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $77.7 million in cash for investing activities for the nine months ended September 30, 2007, compared to $154.7 million for the same period in 2006. The major use of cash for investing activities in 2007 was for the addition of equipment and contract acquisition costs. The major use of cash for investing activities in 2006 was for acquisitions.
Property and Equipment
     Capital expenditures for property and equipment during the three month periods ended September 30, 2007 and 2006 were $15.0 million and $6.9 million, respectively. For the nine month period ended September 30, 2007 capital expenditures for property and equipment were $36.4 million compared to $21.2 million for the same period last year. The increase in capital expenditures for property and equipment in 2007 related to production and processing equipment.
Licensed Computer Software from Vendors
     Expenditures for licensed computer software from vendors were $3.4 million and $5.2 million for the three months ended September 30, 2007 and 2006, respectively. Expenditures for licensed computer software from vendors were $8.2 million and $9.6 million for the nine months ended September 30, 2007 and 2006, respectively.
Internally Developed Computer Software Costs
     Additions to capitalized software development costs for the nine months ended September 30, 2007 were $11.7 million compared to $13.7 million for the same period in 2006.
Cash Used in Acquisitions
     The Company’s cash used in acquisitions, net of cash acquired was $0.5 million compared to $70.6 million for the nine months ended September 30, 2007 and 2006, respectively. In 2006, TSYS acquired TSYS Card Tech for approximately $59.3 million and increased its ownership in CUP Data for approximately $15.6 million.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $11.3 million for the three months ended September 30, 2007, bringing the total for 2007 to $20.9 million, compared to $39.6 million for the nine months ended September 30, 2006. The Company had cash payments for processing rights of approximately $6.9 million and $12.8 million during the three and nine months ended September 30, 2007, respectively, compared to $7.5 million and $10.7 million for the same periods last year.
     Conversion cost additions were $8.1 million and $28.9 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the amount of conversion cost additions for 2007, as compared to 2006, is the result of decreased activity related to fewer conversions occurring in 2007 versus 2006.
Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2007	2006

Dividends paid on common stock	$(41,425)	(37,504)
Repurchase of common stock	—	(21,843)
Proceeds from borrowings of long-term debt	73,968	—
Proceeds from exercise of stock options	5,258	3,725
Excess tax benefit from share-based payment arrangements	4,022	1,646
Principal payments on long-term debt borrowings and capital lease obligations	(3,893)	(1,561)

Net cash provided by (used in) financing activities	$37,930	(55,537)

     The major use of cash for financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2007 was $37.9 million mainly as proceeds from borrowings of long-term debt. Net cash used in financing activities for the nine months ended September 30, 2006 was $55.5 million mainly as a result of the payments of dividends.
     On October 25, 2007, TSYS announced that it has entered into an agreement and plan of distribution with Synovus under which Synovus plans to distribute all of its shares of TSYS stock to Synovus’ shareholders in a spin-off. Synovus currently owns 80.7% of TSYS. Prior to the spin-off transaction and in accordance with the agreement and plan of distribution, TSYS has agreed to pay a one-time aggregate cash dividend of $600 million to all TSYS shareholders, including Synovus. TSYS expects that the dividend will be funded by a combination of cash on hand and the use of a revolving credit facility. A $500 million revolving credit facility is anticipated to be finalized prior to the spin-off, of which $200 million will be used to fund the cash dividend. The remaining $400 million to fund the dividend will be from cash on hand. Refer to Notes 6 and 12 for more information on the TSYS spin-off subsequent event and long-term debt financing.
     Through the first nine months of 2007, the Company recognized $4.0 million of tax benefits from share-based compensation, as compared to $1.6 million for the same period in 2006. For share-based payment arrangements, the Company recognizes tax benefits from the exercise of stock options. The Company records these tax benefits from share-based compensation costs as cash inflows in the financing section in the Statement of Cash Flows.

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
     Subject to the completion of the spin-off, the TSYS Board of Directors has extended to April 2010 TSYS’ current share repurchase program that was set to expire in April 2008 and increased the number of shares that may be repurchased under the plan from up to 2 million to up to 10 million. Refer to Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the TSYS spin-off subsequent event.
     During the nine months ended September 30, 2007, TSYS did not purchase any shares of TSYS common stock. The Company has approximately 898,000 shares remaining that could be repurchased under the share repurchase plan.
Financing
     On August 3, 2007, the Company’s European operation obtained a loan of approximately £33.0 million or approximately $67.7 million from a third party mainly to repay the U.S. parent loan. Refer to Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the long-term financing arrangement.
     In January 2007, the Company’s operation in Japan borrowed ¥250 million, or approximately $2.1 million, through a short-term note. The interest rate on the note is the Japan prime rate plus 375 basis points. The term of the note is one year.
     In connection with the formation of TSYS Managed Services, TSYS and Merchants agreed to provide long-term financing to TSYS Managed Services. Refer to Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the long-term financing arrangement between TSYS Managed Services and Merchants. At the end of September 2007, the balance of the financing arrangement was approximately £2.0 million, or approximately $4.0 million.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended September 30, 2007, bringing the total for 2007 to $41.4 million compared to $37.5 million paid during the nine months ended September 30, 2006. On May 25, 2006, the Company announced an increase in its quarterly dividend of 16.7% from $0.06 to $0.07 per share.

     On October 25, 2007, TSYS announced that it has entered into an agreement and plan of distribution with Synovus under which Synovus plans to distribute all of its shares of TSYS stock to Synovus’ shareholders in a spin-off. Synovus currently owns 80.7% of TSYS. Based on the number of TSYS shares outstanding as of September 30, 2007, it is expected that TSYS shareholders as of a record date to be determined by the TSYS board (expected to be on or around December 17, 2007), will receive a special cash dividend of approximately $3.04 per share. The final per share dividend will be determined based on the number of TSYS shares outstanding on the record date for the TSYS cash dividend. TSYS intends for its annual dividend per share to remain at $0.28. Refer to Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the TSYS spin-off subsequent event.
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.8:1. At September 30, 2007, TSYS had working capital of $711.1 million compared to $448.9 million at December 31, 2006.
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

     In March 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-10 (EITF 06-10), “Accounting for Collateral Split-Dollar Life Insurance Arrangements.” This guidance requires that for an endorsement split-dollar life insurance arrangement (in which a company owns and controls the insurance policy), an employer should recognize a liability for future benefits in accordance with either Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion—1967” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. Entities should recognize the effects of applying the consensus in this guidance as a change in accounting principle through a cumulative-effect adjustment to retained earnings and other components of equity or net assets in the statement of financial position. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 06-10 on its financial position, results of operations and cash flows, but has not yet completed its assessment.
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
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ plans to continue to expand its service offerings internationally; (ii) TSYS’ expectation that it will continue to grow its international revenues in the future through acquisitions, business expansion, new client signings and internal growth; (iii) TSYS’ expectation that the migration of Chase from a processing arrangement to a licensing arrangement will not have a material adverse impact on TSYS; (iv) TSYS’ expectation that it will continue to support Chase in processing its commercial portfolio; (v) TSYS’ expectation that it will maintain the card processing functions of Capital One for at least five years; (vi) TSYS’ expected net income growth for 2007; (vii) management’s expectation that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (viii) TSYS’ belief with respect to lawsuits, claims and other complaints; (ix) the expected financial impact of recent accounting pronouncements; (x) management’s expectations about the spin-off, the pre-spin cash dividend and the timing and funding thereof, and the benefits associated with the spin-off; (xi) TSYS’ expectation with respect to the amount of the annual dividend to shareholders; and the assumptions underlying such statements, including, with respect to TSYS’ expected increase in net income for 2007: (a) including the Bank of America contract termination fee in 2006 of approximately $68.9 million and an acceleration of amortization of contract acquisition costs of approximately $6 million, estimated total revenues will decline 3%-2% in 2007 and excluding the termination fee and reimbursable items, estimated revenues will increase by 3%-5% over 2006; (b) expense reductions in employment, equipment, leases and other areas which are included in 2007 estimates will be accomplished; and (c) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to: (i) revenues that are lower than anticipated; (ii) TSYS incurs expenses associated with the signing of a significant client; (iii) internal growth rates for TSYS’ existing clients are lower than anticipated; (iv) TSYS does not convert and deconvert clients’ portfolios as scheduled; (v) adverse developments with respect to foreign currency exchange rates; (vi) adverse developments with respect to entering into contracts with new clients and retaining current clients; (vii) continued consolidation in the financial services industry, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (viii) TSYS is unable to control expenses and increase market share, both domestically and internationally; (ix) adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism; (x) TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending; (xi) the impact of acquisitions, including their being more difficult to integrate than anticipated; (xii) the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto; (xiii) the impact of the application of and/or changes in accounting principles; (xiv) TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies; (xv) TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (xvi) changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of its products; (xvii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection; (xviii) no material breach of security of any of our systems; (xix) overall market conditions; (xx) the loss of a major supplier; (xxi) the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (xxii) the expected benefits associated with the intended spin-off of TSYS by Synovus may not be achieved; and (xxiii) TSYS’ ability to manage the foregoing and other risks.
     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive gain for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three months ended		Nine months ended
(in millions)	September 30,		September 30,

	2007	2006	2007	2006

Other comprehensive gain	$2.3	6.1	4.9	10.8
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at September 30, 2007:

(in millions)	September 30, 2007

Europe	$192.6
China	60.0
Japan	6.2
Mexico	7.1
Canada	0.5
Other	9.0
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation loss of approximately $1.1 million and $2.6 million for the three and nine months ended September 30, 2007, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2007 was approximately $57.1 million, the majority of which is denominated in Euros.
     The Company provides financing to its international operations in Europe and Japan through intercompany loans that require each operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on its financial statements. The upward or downward

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk (continued)
adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, TSYS recorded a foreign currency translation gain on the financing with foreign operations during the three and nine months ended September 30, 2007 of $2.0 million and $3.3 million, respectively. The balance of the financing arrangements at September 30, 2007 was approximately $4.8 million.
     A summary of account balances subject to foreign currency exchange rates between the local currencies and the U.S. dollar follows:

		Balance at
(in millions)		September 30, 2007
Asset	Cash	$57.1
Liability	Intercompany financing arrangements	(4.8)

	Net account balances	$52.3

     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $52.3 million at September 30, 2007.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in millions)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$0.5	2.6	5.2	(0.5)	(2.6)	(5.2)
Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.
     On August 3, 2007, the Company’s European operation obtained a loan of approximately £33 million or approximately $67.7 million from a third party mainly to repay the U.S. parent loan that was used for the acquisitions. The loan is payable in 18 months at a rate of the one-month London Interbank Offered Rate (LIBOR) plus 45 basis points. The interest is payable monthly. The Company’s plan is to finance international expansion through its European operations. The loan will result in increased interest expense and will eliminate the foreign currency translation gains and losses associated with the Company’s intercompany note.
     In connection with the formation of TSYS Managed Services, both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of September 2007, the balance of the loan from Merchants was approximately £2.0 million, or approximately $4.0 million, payable in total in five years, at an interest rate of the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly.

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk (continued)
     In January 2007, the Company’s operation in Japan borrowed ¥250 million, or approximately $2.1 million, through a short-term note. The interest rate on the note is the Japan prime rate plus 375 basis points. The term of the note is one year.

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to TSYS (including its consolidated subsidiaries) required to be included in our periodic SEC filings. Other than as set forth in the paragraph below, no change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as follows:
     In September 2007, the Company implemented a new enterprise resource planning system that will serve as its general ledger of record going forward. This new system will be implemented across the vast majority of TSYS subsidiaries in phases (began in September 2007) and is expected to be completed by the end of 2008. The implementation is expected to materially impact the Company’s internal control over financial reporting by providing more timely financial and accounting information, reducing manual processes and providing a flexible architecture to easily interface with other systems to reduce data entry.

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 1A — Risk Factors
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended September 30, 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

July 2007	—	$—	—	898,000
August 2007	—	—	—	898,000
September 2007	—	—	—	898,000

Total	—	$—

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 6 — Exhibits
     a) Exhibits

Exhibit Number	Description

3.2	Bylaws of Total System Services, Inc., as amended on October 24, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
Date: November 7, 2007	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: November 7, 2007	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.
Exhibit Index

Exhibit Number	Description

3.2	Bylaws of Total System Services, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002