Form 10-K
period 2007-12-31
TOTAL SYSTEM SERVICES INC
filed 2008-02-29
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007
Commission file number 1-10254
TOTAL SYSTEM SERVICES, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1493818 (I.R.S. Employer Identification No.)

1600 First Avenue Columbus, Georgia (Address of principal executive offices)	31901 (Zip Code)
(Registrant’s telephone number, including area code) (706) 649-2262
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     YES ☑                                                                                 NO ☐
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
     YES ☑                                                                                 NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      YES ☐                                                                                  NO ☑
     As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $861,159,000 based on the closing sale price as reported on the New York Stock Exchange.
     As of February 21, 2008, there were 198,849,665 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2007 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2008 Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2008 (“Proxy Statement”)	Part III

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

     The services we provide are divided into three operating segments, domestic-based support services, which accounted for 70.5% of our revenues in 2007, international-based support services, which accounted for 13.8% of our revenues in 2007, and merchant acquiring services, which accounted for 15.7% of our revenues in 2007. In addition, a new cost center, spin-related costs, was added for 2007 to include information regarding the spin-off by Synovus Financial Corp. (“Synovus”) to its shareholders of all of the shares of TSYS stock formerly owned by Synovus on December 31, 2007. See Note 23 of Notes to Consolidated Financial Statements on pages 80 and 81 of the Annual Report which is incorporated in this document by reference for additional information about the spin-off.
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
     Major Customers. A significant amount of our revenues is derived from long-term contracts with large clients, including our major customers during 2007, Bank of America Corporation and Capital One Financial Corporation. For the year ended December 31, 2007, Bank of America Corporation and Capital One Financial Corporation accounted for approximately 11.8% and 13.1%, respectively, of our total revenues. As a result, the loss of Bank of America Corporation or Capital One Financial Corporation, or other large clients, could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customers” under the “Financial Review” Section on pages 28 and 29 and Note 20 on pages 74 through 78 of the Annual Report which are incorporated in this document by reference.
     Competition. We encounter vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately three vendors. We believe that as of December 31, 2007 we are the second largest third party card processor in the United States. In addition, we compete with in house processors and software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing and bankcard computer service firms and other such third party vendors located throughout the United States and from certain international processors with respect to international-based support services. Based upon available market share data that includes cards processed in house, we believe that during 2007 we held a 42% share of the domestic consumer credit card processing market, an 87% share of the Visa and MasterCard domestic commercial card processing market and a 10% share of the domestic retail card processing market. With respect to merchant acquiring services, we believe that TSYS Acquiring Solutions is the second largest processor of merchant accounts and holds an approximately 20% market share of all bank card accepting merchant locations in the U.S. We expect a decrease in domestic consumer and commercial market share in 2008 as a result of a large customer migrating from an outsourcing to a licensing model in 2007.
     Our major competitor in the card processing industry is First Data Resources, LLC, a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between us and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and servicing capability. Certain other subsidiaries of First Data Corporation also compete with us with respect to the provision of merchant acquiring services.
     Backlog of Accounts. As of December 31, 2007, we had a pipeline of approximately six million accounts associated with new clients. We expect to convert our entire backlog of six million new accounts in 2008.
     Regulation and Examination. We are subject to being examined, and are indirectly regulated, by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the National Credit Union Administration, and the various state financial regulatory agencies which supervise and regulate the financial institutions for which we provide electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included our internal controls in connection with our present performance of electronic payment processing services, and the agreements pursuant to which we provide such services. In addition, we are registered with Visa, MasterCard, American Express and the Discover Network as a service provider and are subject to their respective rules.
     Employees. As of December 31, 2007, we had 6,921 full-time equivalent employees.
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
     We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance section of our website at www.tsys.com/ir/governance. Copies of these documents are also available in print upon written request to the Corporate Secretary, Total System Services, Inc., 1600 First Avenue, Columbus, Georgia 31901.
     For more information about our business see the “Financial Overview” Section on pages

16 through 18, the “Financial Review” Section on pages 18 through 43 and Note 1, Note 6, Note 17, Note 20 and Note 22 of Notes to Consolidated Financial Statements on pages 48 through 55, pages 58 and 59, pages 70 and 71, pages 74 through 78, and pages 78 through 80 of the Annual Report which are incorporated in this document by reference.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2007, we and our subsidiaries owned 11 facilities encompassing approximately 1,442,168 square feet and leased from third parties 34 facilities encompassing approximately 659,977 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
Domestic-based support services	9	1,345,800	11	299,579
International-based support services	2	96,368	19	146,705
Merchant acquiring services	-0-	-0-	4	213,693
     We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.
     See Note 1, Note 5, Note 17 and Note 20 of Notes to Consolidated Financial Statements on pages 48 through 55, page 58, pages 70 and 71, and pages 74 through 78 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on pages 33 through 36, and page 39, respectively, of the Annual Report which are incorporated in this document by reference.
Item 3. Legal Proceedings
     See Note 17 of Notes to Consolidated Financial Statements on pages 70 and 71 of the Annual Report which is incorporated in this document by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     A Special Meeting of the Shareholders of TSYS was held on November 29, 2007. There were 16 proposals voted on at the meeting. The vote on each of the proposals was as indicated

below.
Shareholder Vote on Proposals to Approve Amendments Contained in the Amended and Restated Articles of Incorporation of TSYS

Proposal 1a:	To enlarge TSYS’ business purpose

Votes For	Votes Against	Abstentions
186,962,532	173,326	34,194

Proposal 1b:	To authorize 100 million shares of preferred stock

Votes For	Votes Against	Abstentions	Broker Non-Votes
169,701,403	8,758,365	51,331	8,658,953

Proposal 1c:	To provide that TSYS’ Board of Directors will fix the number of directors

Votes For	Votes Against	Abstentions	Broker Non-Votes
170,106,993	8,377,241	26,866	8,658,952

Proposal 1d:	To provide that directors may be removed only for cause, and to decrease to 66 2/3% the required shareholder vote for removal of directors

Votes For	Votes Against	Abstentions	Broker Non-Votes
170,164,498	8,296,565	50,037	8,658,952

Proposal 1e:	To eliminate supermajority voting requirements for shareholder approval of mergers and similar transactions

Votes For	Votes Against	Abstentions
186,895,184	181,107	93,761

Proposal 1f:	To eliminate supermajority voting requirements for shareholder approval for most amendments to TSYS’ Articles of Incorporation

Votes For	Votes Against	Abstentions
186,892,945	230,979	46,127

Proposal 1g:	To eliminate supermajority voting requirements for shareholders to call a special meeting of shareholders

Votes For	Votes Against	Abstentions
186,398,297	657,735	114,019

Proposal 1h:	To eliminate the provision requiring unanimous shareholder action by written consent

Votes For	Votes Against	Abstentions
186,123,589	940,207	106,255

Proposal 1i:	To update the provision allowing TSYS’ Board of Directors to consider non-economic impacts of tender offers to conform to current Georgia law so that the Board of Directors may consider the interests of constituencies in addition to shareholders when considering the best interests of the corporation

Votes For	Votes Against	Abstentions
178,911,319	8,213,332	45,400

Proposal 1j:	To update the provision limiting the personal liability of directors to conform to current Georgia law

Votes For	Votes Against	Abstentions
186,974,528	116,537	78,987
Shareholder Vote on Proposals to Approve Amendments Contained in the Amended and Restated Bylaws of TSYS

Proposal 2a:	To eliminate supermajority requirements for shareholders to call a special meeting of shareholders

Votes For	Votes Against	Abstentions
186,518,681	555,576	95,795

Proposal 2b:	To eliminate the shareholders’ ability to fix the number of directors

Votes For	Votes Against	Abstentions	Broker Non-Votes
170,014,576	8,464,996	31,529	8,658,951

Proposal 2c:	To eliminate the supermajority requirement to declassify TSYS’ Board of Directors

Votes For	Votes Against	Abstentions
186,779,477	291,447	99,128

Proposal 2d:	To provide that directors may be removed only for cause and to decrease to 66 2/3% the required shareholder vote for removal of directors

Votes For	Votes Against	Abstentions	Broker Non-Votes
170,303,656	8,155,292	52,153	8,658,951

Proposal 2e:	To eliminate supermajority voting requirements for shareholder approval of mergers and similar transactions

Votes For	Votes Against	Abstentions
186,898,571	214,957	56,523
Shareholder Vote on Proposal to Approve the TSYS 2008 Omnibus Plan

Proposal 3:	To approve the adoption of the Total System Services, Inc. 2008 Omnibus Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
176,555,117	1,807,554	148,429	8,658,952
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     The “Quarterly Financial Data, Stock Price, Dividend Information” Section under the “Financial Review” Section on page 85, Note 15 of Notes to Consolidated Financial Statements on page 69 and “Stock Performance Graph” on page 86 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 6. Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page 15 of the Annual Report is incorporated in this document by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Financial Overview” and “Financial Review” Sections which are set forth on pages 16 through 43 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income.” The amount of other comprehensive income for the year ended December 31, 2007 was $7.6 million. The amount of other comprehensive income related to foreign currency translation for the year ended December 31, 2006 was $15.9 million net of tax. The amount of other comprehensive loss for the year ended December 31, 2005 was $9.6 million. Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2007:

(in millions)	December 31, 2007

Europe	$136.7
China	62.3
Japan	5.8
Mexico	8.1
Canada	0.3
Other	11.2
     We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 36 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation loss of approximately $3.3 million for the year ended December 31, 2007 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2007 was approximately $10.5 million, the majority of which is denominated in Euros.
     We provide financing to our international operations in Europe and Japan through intercompany loans that require each operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As we translate the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on our financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, we recorded a foreign currency translation gain on our financing with foreign operations during the year ended December 31, 2007 of $2.6 million. The balance of the financing arrangements at December 31, 2006 was approximately $4.9 million.

     To follow is a summary of account balances subject to foreign currency exchange rates between the local currencies and the U.S. dollar:

		Balance at
(in thousands)		December 31, 2007
Asset	Cash	$10,496
Liability	Intercompany financing arrangements	(4,865)

	Net account balances	$5,631

     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $5.6 million at December 31, 2007.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$56	282	563	(56)	(282)	(563)
     The foreign currency risks associated with other currencies is not significant.
     Interest Rate Risk. We are also exposed to interest rate risk associated with the investing of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in the short-term interest rates.
     The following table provides information about our debt obligations that are sensitive to changes interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The debt obligation’s actual cash flows are denominated in U.S. dollars (US), British Pounds (GBP) and Japanese YEN (YEN), as indicated in parentheses.

At December 31, 2007			Expected maturity date
Liabilities	2008	2009	2010	2011	2012	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate (US)	$6.5	6.7	7.0	1.8	—	$22.0
Average interest rate	3.96%	3.96%	3.96%	3.96%		3.96%
Variable Rate (US)	$—	—	—	—	168.0	$168.0
Average interest rate					5.46%	5.46%
Variable Rate (GBP)	$—	65.3	—	3.9	—	$69.2
Average interest rate		6.55%		7.99%		6.80%
Variable Rate (YEN)	$2.2	—	—	—	—	$2.2
Average interest rate	2.00%					2.00%

Item 8. Financial Statements and Supplementary Data
     The “Quarterly Financial Data, Stock Price, Dividend Information” Section, which is set forth on page 85, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Income, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)” Sections, which are set forth on pages 44 through 84 of the Annual Report are incorporated in this document by reference.
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
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 83 of the Annual Report, and “Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting ),” which is set forth on page 84 of the Annual Report, are incorporated in this document by reference.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON” — “PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Committees of the Board.”
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
     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 17, 2007. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION”;

•	“EXECUTIVE COMPENSATION” — “Compensation Discussion and Analysis”; “Compensation Committee Report”; “Summary Compensation Table” and the compensation tables and related information which follow the Summary Compensation Table; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Committees of the Board” — “Compensation Committee Interlocks and Insider Participation.”
     The information included under the heading “Compensation Committee Report” in our

Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information pertaining to equity compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements on page 63 of the Annual Report and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”; and

•	“PRINCIPAL SHAREHOLDERS. ”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”;

•	“RELATIONSHIPS BETWEEN TSYS, SYNOVUS, CB&T AND CERTAIN OF SYNOVUS’ SUBSIDIARIES” — “Spin-Off”; “Interlocking Directorates of TSYS, Synovus and CB&T”; and “Electronic Payment Processing Services Provided to CB&T and Certain of Synovus’ Subsidiaries; Other Agreements Between TSYS, Synovus, CB&T and Certain of Synovus’ Subsidiaries.”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Independence. ”
     See also Note 2 of Notes to Consolidated Financial Statements on pages 55 through 57 of the Annual Report which is incorporated in this document by reference.
Item 14. Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT” — “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and “Policy on Audit Committee Pre-Approval.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
          The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 44 through 84 of the Annual Report.
Consolidated Balance Sheets — December 31, 2007 and 2006.
Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm (on consolidated financial statements).
Management’s Report on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting).
     2. Financial Statement Schedules
     The following report of independent registered public accounting firm and consolidated financial statement schedule of TSYS are included:
Report of Independent Registered Public Accounting Firm.
Schedule II — Valuation and Qualifying Accounts — Years Ended
December 31, 2007, 2006 and 2005.
          All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

          3. Exhibits
          The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.9 through 10.38 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of TSYS.

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.1	Credit Agreement of TSYS with Bank of America N.A., as Administrative Agent, the Royal Bank of Scotland plc, as Syndication Agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated December 27, 2007.

10.2	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated October 25, 2007.

10.3	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.4	Transition Services Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.5	Employee Matters Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.6	Indemnification and Insurance Matters Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of TSYS’ Current

Exhibit
Number	Description

Report on Form 8-K dated November 30, 2007.

10.7	Master Confidential Disclosure Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.8	Tax Sharing Agreement by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.9	Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.10	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.11	Amended and Restated Total System Services, Inc. Deferred Compensation Plan.

10.12	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.13	Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.14	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

Exhibit
Number	Description

10.15	Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 1, 2006.

10.16	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.17	Change of Control Agreement for executive officers of TSYS.

10.18	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.19	Form of Stock Option Agreement for the Total System Services, Inc. 1992 (renamed 2000) and 2002 Long-Term Incentive Plans, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.20	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.21 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on February 28, 2007.

10.21	Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.22	Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.23	Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

Exhibit
Number	Description

10.24	Form of Stock Option Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.25	Form of Restricted Stock Award Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.26	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.27	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.28	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.29	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.30	Total System Services, Inc. 2008 Omnibus Plan.

10.31	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.32	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.33	Form of Revised Stock Option Agreement for stock option awards

Exhibit
Number	Description

under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.34	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.35	Form of Performance-Based Retention Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.36	Form of Revised Restricted Stock Award Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.37	Summary of Annual Base Salaries of TSYS’ Named Executive Officers.

10.38	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007.

13.1	Certain specified pages of TSYS’ 2007 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2007 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2007 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

99.2	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2007 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)
     We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Total System Services, Inc.:
Under date of February 28, 2008, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the 2007 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 18 to the consolidated financial statements, effective January 1, 2007, the Company adopted the recognition and disclosure provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109.
As discussed in Notes 1 and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
As discussed in Note 16 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.
Atlanta, Georgia
February 28, 2008

TOTAL SYSTEM SERVICES, INC.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
		Changes in
		allowances, charges to
	Balance at	expenses and changes
	beginning	to other accounts —		Deductions —		Balance at end
	of period	describe		describe		of period
Year ended December 31, 2005:

Provision for doubtful accounts and billing adjustments	$6,767	8,860	(1), (4)	(3,013	)(3)	$12,614

	$6,767	8,860		(3,013)		$12,614

Transaction processing accruals	$9,284	7,397	(2)	(7,228	)(3)	$9,453

	$9,284	7,397		(7,228)		$9,453

Year ended December 31, 2006:

Provision for doubtful accounts and billing adjustments	$12,614	1,614	(1)	(3,255	)(3)	$10,973

	$12,614	1,614		(3,255)		$10,973

Transaction processing accruals	$9,453	10,981	(2)	(7,789	)(3)	$12,645

	$9,453	10,981		(7,789)		$12,645

Year ended December 31, 2007:

Provision for doubtful accounts and billing adjustments	$10,973	(568	)(1)	(260	)(3)	$10,145

	$10,973	(568)		(260)		$10,145

Transaction processing accruals	$12,645	35	(2)	(4,155	)(3)	$8,525

	$12,645	35		(4,155)		$8,525

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.

(2)	Amount reflected is the change in transaction processing accruals reflected in other operating expenses.

(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

(4)	Includes $4.3 million of doubtful accounts and billing adjustments on March 1, 2005 related to consolidating the financial results of TSYS Acquiring Solutions, L.L.C.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC. (Registrant)
February 28, 2008	By:	/s/ Philip W. Tomlinson
Philip W. Tomlinson,
Principal Executive Officer and Chairman of the Board

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip W. Tomlinson and M. Troy Woods and each of them, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Philip W. Tomlinson Philip W. Tomlinson,	Date: February 28, 2008
Principal Executive Officer and Chairman of the Board

/s/ M. Troy Woods	Date: February 28, 2008
M. Troy Woods,
President and Director

/s/ James B. Lipham	Date: February 28, 2008

James B. Lipham, Senior Executive Vice President, Treasurer and Principal Financial Officer

/s/ Dorenda K. Weaver Dorenda K. Weaver,	Date: February 28, 2008
Chief Accounting Officer

/s/ Richard E. Anthony Richard E. Anthony,	Date: February 28, 2008
Director

/s/ James H. Blanchard James H. Blanchard,	Date: February 28, 2008
Director and Chairman of the Executive Committee

/s/ Richard Y. Bradley Richard Y. Bradley,	Date: February 28, 2008
Director

Kriss Cloninger III,	Date: _________ ___, 2008
Director

/s/ G. Wayne Clough G. Wayne Clough,	Date: February 28, 2008
Director

/s/ Walter W. Driver, Jr. Walter W. Driver, Jr., Director	Date: February 28, 2008

/s/ Gardiner W. Garrard, Jr. Gardiner W. Garrard, Jr.,	Date: February 28, 2008
Director

/s/ Sidney E. Harris	Date: February 28, 2008

Sidney E. Harris,
Director

/s/ Alfred W. Jones III Alfred W. Jones III,	Date: February 28, 2008
Director

/s/ Mason H. Lampton	Date: February 28, 2008
Mason H. Lampton,
Director

/s/ H. Lynn Page H. Lynn Page, Director	Date: February 28, 2008

/s/ W. Walter Miller, Jr.	Date: February 28, 2008
W. Walter Miller, Jr.,
Director

/s/ John T. Turner	Date: February 28, 2008
John T. Turner,
Director

/s/ Richard W. Ussery	Date: February 28, 2008
Richard W. Ussery,
Director

/s/ James D. Yancey	Date: February 28, 2008
James D. Yancey, Director

/s/ Rebecca K. Yarbrough	Date: February 28, 2008
Rebecca K. Yarbrough, Director