Form 10-K/A
period 2007-12-31
TOTAL SYSTEM SERVICES INC
filed 2008-04-28
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007
Commission file number 1-10254
TOTAL SYSTEM SERVICES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1493818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 First Avenue
Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(706) 649-2310
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 Par Value	New York Stock Exchange
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-99.1 ANNUAL REPORT/EMPLOYEE STOCK PURCHASE PLAN
EX-99.2 ANNUAL REPORT/DIRECTOR STOCK PURCHASE PLAN

EXPLANATORY NOTE
     Total System Services, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008, to include Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2007, and to include Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2007, as set forth below and in the attached exhibits. This Amendment No. 1 does not otherwise update information in the originally filled Form 10-K to reflect facts or events occurring subsequent to the original filing date.
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

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of TSYS.

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.1	Credit Agreement of TSYS with Bank of America N.A., as Administrative Agent, the Royal Bank of Scotland plc, as Syndication Agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated December 27, 2007.

10.2	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated October 25, 2007.

10.3	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.4	Transition Services Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.5	Employee Matters Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K

Exhibit
Number	Description

dated November 30, 2007.

10.6	Indemnification and Insurance Matters Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.7	Master Confidential Disclosure Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.8	Tax Sharing Agreement by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.9	Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.10	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.11	Amended and Restated Total System Services, Inc. Deferred Compensation Plan.

10.12	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.13	Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.14	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

Exhibit
Number	Description

10.15	Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 1, 2006.

10.16	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.17	Change of Control Agreement for executive officers of TSYS.

10.18	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.19	Form of Stock Option Agreement for the Total System Services, Inc. 1992 (renamed 2000) and 2002 Long-Term Incentive Plans, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.20	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.21 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on February 28, 2007.

10.21	Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.22	Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.23	Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

Exhibit
Number	Description

10.24	Form of Stock Option Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.25	Form of Restricted Stock Award Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.26	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.27	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.28	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.29	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.30	Total System Services, Inc. 2008 Omnibus Plan.

10.31	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.32	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.33	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report

Exhibit
Number	Description

on Form 8-K dated February 5, 2008.

10.34	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.35	Form of Performance-Based Retention Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.36	Form of Revised Restricted Stock Award Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.37	Summary of Annual Base Salaries of TSYS’ Named Executive Officers.

10.38	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007.

13.1	Certain specified pages of TSYS’ 2007 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1*	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2007 Annual Report on Form 10-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2007.

99.2*	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2007.

*	Filed herewith
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

TOTAL SYSTEM SERVICES, INC.
April 25, 2008	By:	/s/ Philip W. Tomlinson
Philip W. Tomlinson,
Principal Executive Officer