Form 10-Q
period 2008-03-31
TOTAL SYSTEM SERVICES INC
filed 2008-05-08
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: May 7, 2008
Common Stock, $0.10 par value	198,184,002 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents (includes $136.4 million on deposit with a related party at 2007)	$242,649	210,518
Restricted cash (includes $8.2 million on deposit with a related party at 2007)	25,706	29,688
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $7.8 million and $10.1 million at 2008 and 2007, respectively (includes $331 due from a related party at 2007)	261,935	256,970
Deferred income tax assets	19,787	17,152
Prepaid expenses and other current assets	75,492	72,250

Total current assets	625,569	586,578
Property and equipment, net of accumulated depreciation and amortization of $277.2 million and $266.4 million at 2008 and 2007, respectively	287,594	283,138
Computer software, net of accumulated amortization of $383.5 million and $365.6 million at 2008 and 2007, respectively	195,853	205,830
Contract acquisition costs, net	159,778	151,599
Goodwill, net	143,555	142,545
Equity investments	85,189	80,905
Other intangible assets, net of accumulated amortization of $13.7 million and $12.8 million at 2008 and 2007, respectively	13,209	13,462
Other assets	12,230	14,963

Total assets	$1,522,977	1,479,020

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$71,776	8,648
Current portion of obligations under capital leases	3,552	3,080
Accrued salaries and employee benefits	50,787	85,142
Accounts payable (includes $12 and $281 payable to related parties at 2008 and 2007, respectively)	43,638	41,817
Other current liabilities (includes $11.2 million payable to related parties for 2007)	163,905	135,108

Total current liabilities	333,658	273,795
Long-term debt, excluding current portion	186,292	252,659
Deferred income tax liabilities	67,232	67,428
Obligations under capital leases, excluding current portion	7,562	3,934
Other long-term liabilities	30,524	28,151

Total liabilities	625,268	625,967

Minority interests in consolidated subsidiaries	9,793	8,580

Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 200,375 and 199,660 issued at 2008 and 2007, respectively; 198,182 and 197,965 outstanding at 2008 and 2007, respectively	20,038	19,966
Additional paid-in capital	112,402	104,762
Accumulated other comprehensive income, net	32,687	28,322
Treasury stock, at cost (shares of 2,193 and 1,695 at 2008 and 2007, respectively)	(45,475)	(34,138)
Retained earnings	768,264	725,561

Total shareholders’ equity	887,916	844,473

Total liabilities and shareholders’ equity	$1,522,977	1,479,020

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2008	2007

Revenues:
Electronic payment processing services (includes $1.3 million from related parties for 2007)	$241,279	230,060
Merchant acquiring services	61,667	60,680
Other services (includes $2.1 million from related parties for 2007)	57,095	52,871

Revenues before reimbursable items	360,041	343,611
Reimbursable items (includes $0.5 million from related parties for 2007)	101,682	85,992

Total revenues	461,723	429,603

Expenses:
Salaries and other personnel expense	148,317	140,445
Net occupancy and equipment expense	72,886	67,348
Spin related expenses	6,895	—
Other operating expenses (includes $2.4 million to related parties for 2007)	45,168	50,139

Expenses before reimbursable items	273,266	257,932
Reimbursable items	101,682	85,992

Total expenses	374,948	343,924

Operating income	86,775	85,679

Nonoperating income (expense):
Interest income (includes $3.3 million from related parties for 2007)	2,563	5,488
Interest expense	(3,340)	(210)
Gain on foreign currency translation, net	1,943	683
Other income	134	15

Total nonoperating income	1,300	5,976

Income before income taxes, minority interests and equity in income of equity investments	88,075	91,655
Income taxes	33,035	34,892

Income before minority interests and equity in income of equity investments	55,040	56,763
Minority interests in consolidated subsidiaries’ net income, net of tax	(250)	(350)
Equity in income of equity investments, net of tax	1,824	860

Net income	$56,614	57,273

Basic earnings per share	$0.29	0.29

Diluted earnings per share	$0.29	0.29

Weighted average common shares outstanding	196,745	196,487
Increase due to assumed issuance of shares related to common equivalent shares	561	451

Weighted average common and common equivalent shares outstanding	197,306	196,938

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$56,614	57,273
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in consolidated subsidiaries’ net income, net of tax	250	350
Gain on foreign currency, net	(1,943)	(683)
Equity in income of equity investments, net of tax	(1,824)	(860)
Depreciation and amortization	39,229	38,597
Share-based compensation	7,895	3,036
Asset impairments	—	620
Provisions for (recoveries of) bad debt expenses and billing adjustments	2,101	(1,239)
Charges for transaction processing provisions	265	(792)
Deferred income tax benefit	(6,875)	(1,006)
Loss on disposal of equipment, net	161	20
(Increase) decrease in:
Accounts receivable	(6,140)	9,089
Prepaid expenses, other current assets and other long-term assets	2,530	(3,518)
Increase (decrease) in:
Accounts payable	3,426	735
Accrued salaries and employee benefits	(34,401)	(39,211)
Excess tax benefit from share-based payment arrangements	(67)	(2,503)
Other current liabilities and other long-term liabilities	38,778	6,542

Net cash provided by operating activities	99,999	66,450

Cash flows from investing activities:
Purchases of property and equipment, net	(14,350)	(17,232)
Additions to licensed computer software from vendors	(2,351)	(3,884)
Additions to internally developed computer software	(2,413)	(3,039)
Cash used in acquisitions	—	(472)
Additions to contract acquisition costs	(17,168)	(7,145)

Net cash used in investing activities	(36,282)	(31,772)

Cash flows from financing activities:
Dividends paid on common stock (includes $11.2 million paid to related parties during 2007)	$(13,858)	(13,783)
Repurchase of common stock	(11,369)	—
Excess tax benefit from share-based payment arrangements	67	2,503
Principal payments on long-term debt borrowings and capital lease obligations	(4,976)	(562)
Proceeds from borrowings of long-term debt	—	6,805
Proceeds from exercise of stock options	59	3,518

Net cash used in financing activities	(30,077)	(1,519)

Effect of exchange rate changes on cash and cash equivalents	(1,509)	(571)

Net increase in cash and cash equivalents	32,131	32,588
Cash and cash equivalents at beginning of year	210,518	389,123

Cash and cash equivalents at end of period	$242,649	421,711

Cash paid for interest	$3,340	210

Cash paid for income taxes, net of refunds	$1,095	26,464

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s 2007 Annual Report previously filed on Form 10-K. Results of interim periods are not necessarily indicative of results to be expected for the year.
     Certain reclassifications have been made to the 2007 financial statements to conform to the presentation adopted in 2008.
Note 2 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2008	December 31, 2007
Cash and cash equivalents in domestic accounts	$205,992	171,715
Cash and cash equivalents in foreign accounts	36,657	38,803

Total	$242,649	210,518

     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2008	December 31, 2007
Prepaid expenses	$11,367	12,766
Income taxes receivable	—	10,838
Supplies inventory	8,326	8,725
Other	55,799	39,921

Total	$75,492	72,250

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2008	December 31, 2007
Payments for processing rights, net	$97,442	96,449
Conversion costs, net	62,336	55,150

Total	$159,778	151,599

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $6.3 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively.
     Amortization expense related to conversion costs was $3.5 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2008	December 31, 2007
Client liabilities	$33,993	32,199
Accrued expenses	33,489	32,520
Accrued income taxes	28,123	2,657
Deferred revenues	24,267	25,733
Dividends payable	13,912	13,859
Transaction processing provisions	6,256	8,525
Client postage deposits	4,389	4,244
Other	19,476	15,371

Total	$163,905	135,108

Note 3 — Comprehensive Income
     For the three months ended March 31, comprehensive income is summarized below:

	Three months ended March 31,
(in thousands)	2008	2007
Net income	$56,614	57,273
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,353	(108)
Change in accumulated OCI related to postretirement healthcare plans	12	—

Total	$60,979	57,165

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2007	Amount	Tax Effect	Net-of-Tax Amount	March 31, 2008
Foreign currency translation adjustments	$29,202	$5,441	(1,088)	$4,353	$33,555
Change in accumulated OCI related to postretirement healthcare plans	(880)	19	(7)	12	(868)

Total	$28,322	$5,460	(1,095)	$4,365	$32,687

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
     Effective January 1, 2008, TSYS merged the operations of TSYS Prepaid, Inc. into TSYS. Effective February 1, 2008, TSYS merged the operations of Golden Retriever, L.L.C. (Golden Retriever) with TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring). As a result, previous segment results were reclassified to move Golden Retriever from domestic-based support services to merchant acquiring services to reflect the change related to the merger.
     In April 2007, TSYS’ wholly-owned subsidiary, Enhancement Services Corporation, changed its name to TSYS Loyalty, Inc. (TSYS Loyalty).
     Domestic-based support services include electronic payment processing services and other services provided from within the United States. The domestic-based support services segment includes the financial results of TSYS, excluding its foreign branch offices and divisions, and including the following subsidiaries: Columbus Depot Equipment Company, Columbus Productions, Inc., TSYS Canada, Inc., TSYS Total Debt Management, Inc., ProCard, Inc., TSYS Technology Center, Inc., Merlin Solutions, L.L.C. and TSYS Loyalty.
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
     Merchant acquiring services include the financial results of TSYS Acquiring, and its wholly owned subsidiary TSYS POS Systems and Services, L.L.C.

	Domestic-	International-	Merchant
(in thousands)	Based Support	Based Support	Acquiring	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
At March 31, 2008
Identifiable assets	$1,296,349	353,655	188,360	—	$1,838,364
Intersegment eliminations	(312,664)	(1,514)	(1,209)	—	(315,387)

Total assets	$983,685	352,141	187,151	—	$1,522,977

At December 31, 2007
Identifiable assets	$1,278,403	319,279	189,956	—	$1,787,638
Intersegment eliminations	(305,847)	(1,526)	(1,245)	—	(308,618)

Total assets	$972,556	317,753	188,711	—	$1,479,020

Three months ended March 31, 2008
Revenues before reimbursables	$242,771	67,957	55,129	—	$365,857
Intersegment revenues	(5,231)	(403)	(182)	—	(5,816)

Revenues before reimbursables from external customers	$237,540	67,554	54,947	—	$360,041

Segment total revenues	$328,909	69,824	70,937	—	$469,670
Intersegment revenues	(7,362)	(403)	(182)	—	(7,947)

Revenues from external customers	$321,547	69,421	70,755	—	$461,723

Depreciation and amortization	$24,980	7,695	6,554	—	$39,229

	Domestic-	International-	Merchant
(in thousands)	Based Support	Based Support	Acquiring	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
Intersegment expenses	$2,774	(3,541)	(7,180)	—	$(7,947)

Segment operating income	$71,150	7,446	15,074	(6,895)	$86,775

Income before income taxes, minority interest and equity in income of equity investments	$70,836	8,750	15,384	(6,895)	$88,075

Income taxes	$26,637	2,914	5,408	(1,924)	$33,035

Equity in income of equity investments	$(338)	2,162	—	—	$1,824

Net income	$45,917	5,693	9,976	(4,972)	$56,614

Three months ended March 31, 2007
Revenues before reimbursables	$240,106	52,963	55,681	—	$348,750
Intersegment revenues	(4,776)	(223)	(140)	—	(5,139)

Revenues before reimbursables from external customers	$235,330	52,740	55,541	—	$343,611

Segment total revenues	$313,595	55,400	67,747	—	$436,742
Intersegment revenues	(6,776)	(223)	(140)	—	(7,139)

Revenues from external customers	$306,819	55,177	67,607	—	$429,603

Depreciation and amortization	$25,951	5,800	6,846	—	$38,597

Intersegment expenses	$3,476	(3,239)	(7,371)	—	$(7,134)

Segment operating income	$62,481	11,112	12,086	—	$85,679

Income before income taxes, minority interest and equity in income of equity investments	$67,613	11,379	12,663	—	$91,655

Income taxes	$26,186	4,172	4,534	—	$34,892

Equity in income of equity investments	$—	860	—	—	$860

Net income	$41,547	7,597	8,129	—	$57,273

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
     The following geographic data presents revenues for the three months ended March 31, 2008 and 2007, respectively, based on the domicile of the Company’s customers.

	Three months ended March 31,
(in millions)	2008	2007
United States	$354.1	337.7
Europe	58.9	45.9
Canada	31.7	30.0
Japan	7.4	5.3
Mexico	3.7	3.3
Other	5.9	7.4

Total	$461.7	429.6

     The following table reconciles geographic revenues to revenues by reportable segment for the three months ended March 31, 2008 and 2007, respectively, based on the domicile of the Company’s customers.

	Domestic-Based		International-Based		Merchant Acquiring
	Support Services		Support Services		Services
(in millions)	2008	2007	2008	2007	2008	2007
United States	$283.6	270.3	0.1	—	70.4	67.4
Europe	0.3	0.4	58.6	45.5	—	—
Canada	31.5	29.9	—	—	0.2	0.1
Japan	—	—	7.4	5.3	—	—
Mexico	3.7	3.3	—	—	—	—
Other	2.4	2.9	3.3	4.4	0.2	0.1

Total	$321.5	306.8	69.4	55.2	70.8	67.6

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At March 31, 2008	At December 31, 2007
United States	$207.8	208.3
Europe	74.8	70.3
Japan	2.3	1.9
Other	2.7	2.6

Total	$287.6	283.1

Major Customers
     For the three months ended March 31, 2008, the Company had three major customers which accounted for approximately 30.8%, or $142.0 million, of total revenues. For the three months ended March 31, 2007, these three major customers accounted for approximately 33.7%, or $144.6 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the domestic-based support services and merchant acquiring services segments.

	Three months ended March 31,
	2008		2007
		% of		% of
Revenue		Total		Total
(in millions)	Dollars	Revenues	Dollars	Revenues
Client 1	$69.1	15.0	$52.5	12.2
Client 2	54.8	11.9	48.8	11.4
Client 3	18.1	3.9	43.3	10.1

Totals	$142.0	30.8	$144.6	33.7

Note 5 — Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries and other personnel expenses and spin-related expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs. For the three months ended March 31, 2008, share-based compensation was $7.9 million, compared to $3.0 million for the same period in 2007. Included in the $7.9 million amount for 2008 and $3.0 million amount for 2007 is approximately $5.7 million and $1.7 million, respectively, related to expensing the fair value of stock options.
Non-vested Share Awards
     During the first three months of 2008, the Company issued 695,411 shares of TSYS common stock with a market value of $15.2 million to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such officers, directors and employees in the future. The market value of the common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
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
     As of March 31, 2008, there was approximately $23.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.9 years.
     During the first three months of 2008, TSYS authorized a total grant of 182,816 shares of nonvested stock to two key executives with a performance-vesting schedule (2008 performance-vesting shares). These 2008 performance-vesting shares have seven one-year performance periods (2008-2014) during which the Compensation Committee establishes an earnings per share goal. Each year’s award is 20% of the total authorized shares. Compensation expense for each year’s award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.
     During 2005, TSYS authorized a total grant of 126,087 shares of nonvested stock to two key executives with a performance-vesting schedule (2005 performance-vesting shares). These performance-vesting shares have seven one-year performance periods (2005-2011) during which the Compensation Committee establishes an earnings per share goal. Each year’s award is 20% of the total authorized shares. Compensation expense for each year’s award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.
     As of March 31, 2008, there was approximately $1.3 million of total unrecognized compensation cost related to both the 2008 grant and 2005 grant of nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2008.
     On March 31, 2008, TSYS authorized performance based awards that have a market condition calculated on a combination of 2008 earnings per share growth and TSYS’ performance compared to the S&P 500 Technology Index during 2009 and 2010. Vesting of this award will occur on the last day of the three-year market condition valuation period if the participant is still employed on that date. Retirement for purposes of this award is defined as age 62 with 15 years of service, or age 65 regardless of service. The fair value of the award is based on a Monte Carlo simulation as prescribed by Statement of Financial Accounting Standards No. 123 (Revised) (SFAS No. 123R) “Share-Based Payment (Revised).” The Company has engaged a third-party valuation specialist to ascertain the fair value of this award. The third-party specialist is expected to complete the evaluation during the second quarter of 2008.
Stock Option Awards
     During the first three months of March 2008, the Company granted 768,855 stock options to key TSYS executive officers. The average fair value of the option grant was $9.73 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.42%; expected volatility of 36.57%; expected term of 8.7 years; and dividend yield of 1.21%.
     As of March 31, 2008, there was approximately $10.0 million of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.4 years.
Earnings Per Share
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 6.3 million common shares for the three months ended March 31, 2008, and excludes 11,000 common shares for the three months ended March 31, 2007 because their inclusion would have been anti-dilutive.
Note 6 — Long-Term Debt
     Refer to Note 11 of the Company’s audited financial statements for the year ended December 31, 2007 which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, for a discussion regarding long-term debt.
     The Company did not enter into any new long-term borrowing arrangements during the first quarter of 2008.
Note 7 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the three months ended March 31, 2008 and 2007, respectively, are summarized as follows:

(in thousands)	March 31, 2008	March 31, 2007
Payments for processing rights	$6,984	1,852
Conversion costs	10,184	5,293

Total	$17,168	7,145

Nonvested Awards
     During the first quarter of 2008 and 2007, the Company issued shares of common stock to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 5 for more information.
Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $5.4 million for the three months ended March 31, 2008 related to a software enterprise license agreement and storage and other peripheral hardware.
Note 8 — Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies”.
Note 9 — Guarantees and Indemnifications
     The Company has entered into processing and licensing agreements with its clients that include intellectual property indemnification clauses. The Company generally agrees to indemnify its clients, subject to certain exceptions, against legal claims that TSYS’ services or systems infringe on certain third party patents, copyrights or other proprietary rights. In the event of such a claim, the Company is generally obligated to hold the client harmless and pay for related losses, liabilities, costs and expenses, including, without limitation, court costs and reasonable attorney’s fees. The Company has not made any indemnification payments pursuant to these indemnification clauses.
     The Company has not recorded a liability for guarantees or indemnities in the accompanying consolidated balance sheet since the maximum amount of potential future payments under such guarantees and indemnities is not determinable.
Note 10 — Income Taxes
     TSYS is a member of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2004 and with a few exceptions, the Company is no longer subject to income tax examinations from state and local authorities for years before 2001 and from foreign authorities before 2003. There are currently no Federal or foreign tax examinations in progress. However, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.
     TSYS adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes — an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.2 million and $1.4 million as of December 31, 2007 and March 31, 2008, respectively. The total amounts of unrecognized income tax benefits as of December 31, 2007 and March 31, 2008 that, if recognized, would affect the effective tax rates are $5.5 million and $5.7 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $0.9 million and $1.0 million.

TOTAL SYSTEM SERVICES, INC.
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Financial Overview
     Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts.
     For a detailed discussion regarding the Company’s Operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     A summary of the financial highlights for 2008, as compared to 2007, is provided below:

	Three months ended March 31,
(in millions, except per share data and employees)	2008	2007	Percent Change
Revenues before reimbursables	$360.0	343.6	4.8%
Total revenues	461.7	429.6	7.5
Operating income	86.8	85.7	1.3
Net income	56.6	57.3	(1.2)
Basic earnings per share (EPS)	0.29	0.29	(1.3)
Diluted EPS	0.29	0.29	(1.3)
Cash flows from operating activities	100.0	66.5	50.4
Other:
Accounts on file (AOF)	364.9	422.7	(13.7)
Average full-time equivalent employees (FTE)	7,245	6,740	7.5
     Significant highlights for 2008 include:
Corporate
•	Announced the launch of ingenuity in action: n>genSM, a new business paradigm that makes it easy for TSYS clients to efficiently and thoroughly manage all their complex payments-related business needs with point-and-click ease. n>gen is not a new platform and use of n>gen will not require conversion to a new platform — it adds a new level of business intelligence made available through analytical-based services, giving institutions a “total” view of their portfolios to make actionable, well-informed decisions on growth opportunities and overall risk.

•	Recently named Rod Boyer, a 21-year veteran of the payments and technology industries, president of TSYS Loyalty.
Domestic
•	Announced the renewal of a long-term agreement with Target Corporation, the operator of Target and SuperTarget stores, to service its REDcard portfolio. The multi-year agreement will include systems processing for Target® Visa® Credit Card, Target Credit CardSM, Target Check CardSM and the Target Business Card®. Target began working with TSYS in 2000 for the launch of its Visa product. TSYS began supporting the Target Credit CardSM portfolio in 2005. Target recently announced that it had entered into a $3.6 billion credit facility with Chase Bank USA, N.A. secured by an undivided interest in approximately 47% of its credit card receivables. Based upon information currently available to it, TSYS believes that, even after the creation of this credit facility, Target retains control of its credit card portfolio and the creation of this credit facility does not impact its recently extended processing relationship with Target.

•	Announced the development by TSYS Loyalty of an innovative product that calculates points and rewards for customers who subscribe to multiple products with a single financial institution, including direct deposit, credit, mortgage, insurance and Certificate of Deposit accounts. TSYS Enterprise RewardsSM (patent pending) also supports a Web interface, which allows the subscriber to manage their total relationship with a single access point.

•	Announced the successful market launch of what we believe is the industry’s most advanced benefits payments system. Fringe Benefits Management Company, the first third-party administrator to use this innovative solution, offers its subscribers the ability to pay from multiple healthcare tax-advantaged accounts, credit accounts and cash accounts through a single card.
International
•	Completed a contract to provide Standard Bank of South Africa card issuing, merchant acquiring and related payment services for the multiple countries across Africa in which Standard Bank operates. The South African-based financial services company has a global presence, operating in 18 countries in Africa and 20 on other continents, including the key financial centers of Europe, the Americas and Asia.
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
     Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations are set forth in the Company’s forward-looking statements. Negative developments in these or other risk factors could have a material adverse effect on the Company’s financial position, results of operations and cash flows. For a detailed discussion regarding the Company’s risk factors, see “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     For a detailed discussion regarding the Company’s critical accounting policies and estimates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2008.
Related Party Transactions
     The Company believes the terms and conditions of transactions between the Company and its equity investments, Total System Services de México, S.A. de. C.V. (TSYS de México) and China UnionPay Data Co., Ltd. (CUP Data), are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company’s margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties.
Off-Balance Sheet Arrangements
Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under FIN 48 at March 31, 2008 is $5.7 million. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s 2007 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2007 were estimated at $591.3 million. These contractual cash obligations include lease payments and software arrangements.

Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31, 2008 and 2007, respectively:

	Percentage of		Percentage Change
	Total Revenues		in Dollar Amounts
	2008	2007	2008 vs. 2007
Revenues:
Electronic payment processing services	52.2%	53.6%	4.9%
Merchant acquiring services	13.4	14.1	1.6
Other services	12.4	12.3	8.0

Revenues before reimbursable items	78.0	80.0	4.8
Reimbursable items	22.0	20.0	18.2

Total revenues	100.0	100.0	7.5

Expenses:
Salaries and other personnel expense	32.1	32.7	5.6
Net occupancy and equipment expense	15.8	15.7	8.2
Spin related expenses	1.5	—	nm
Other operating expenses	9.8	11.7	(9.9)

Expenses before reimbursable items	59.2	60.1	5.9
Reimbursable items	22.0	20.0	18.2

Total expenses	81.2	80.1	9.0

Operating income	18.8	19.9	1.3
Nonoperating income	0.3	1.4	(78.2)

Income before income taxes, minority interest and equity in income of equity investments	19.1	21.3	(3.9)
Income taxes	7.2	8.1	(5.3)

Income before minority interest and equity in income of equity investments	11.9	13.2	(3.0)
Minority interests in consolidated subsidiaries’ net income	(0.0)	(0.1)	nm
Equity in income of equity investments	0.4	0.2	112.1

Net income	12.3%	13.3%	(1.2)%

nm = not meaningful
Revenues
     Total revenues increased $32.1 million, or 7.5%, during the three months ended March 31, 2008, compared to the same period in 2007. The increase in revenues for the three months ended March 31, 2008 includes an increase of $1.6 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $16.4 million, or 4.8%, during the three months ended March 31, 2008, compared to the same period in 2007.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.
     Total revenues from clients domiciled outside the United States for the three months ended March 31, 2008 and 2007, respectively, are summarized below:

	Three months ended March 31,
(in millions)	2008	2007	% Change
Europe	$58.9	45.9	28.2
Canada	31.7	30.0	5.4
Japan	7.4	5.3	40.0
Mexico	3.7	3.3	14.4
Other	5.9	7.4	(19.6)

Totals	$107.6	91.9	17.1

Note: The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting, and therefore, TSYS does not include the revenues of its equity investments in consolidated revenues.
     The increase in revenues in 2008 from clients domiciled outside the United States was a result of acquisitions, internal growth of existing clients, the increased use of value added products and services, and the effects of currency translation.
     TSYS expects to continue to grow its international revenues in the future through acquisitions, business expansion, new client signings and internal growth. TSYS may also grow as European financial institutions phase-in the Single Euro Payments Area (SEPA) requirements.
     The purpose of SEPA is to treat all Euro payments in the Euro area as domestic payments and move the Euro area towards a more integrated payments market. The European Payments Council’s plan for implementation of SEPA is structured in three phases: a design phase, an implementation phase and a migration phase. SEPA went live on January 28, 2008. The migration phase, which is scheduled to be complete by the end of 2010, is a period in which the European national payment schemes will coexist with the new SEPA schemes in order to allow a gradual market-driven migration to SEPA. As the deadline approaches, more European financial institutions may look to outsource their payment processing functions to third-party providers, such as TSYS.
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
Value Added Products and Services
     The Company’s revenues are impacted by the use of optional value added products and services of TSYS’ processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included primarily in electronic payment processing services revenue. For the three months ended March 31, 2008 and 2007, value added products and services represented 12.0% and 12.8%, respectively, of total revenues.
Major Customers
     A significant amount of the Company’s revenues is derived from long-term contracts with large clients, including its major customers. TSYS derives revenues from providing various processing, merchant acquiring and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. Refer to Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding major customers. The loss of these clients, or any significant client, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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

     In October 2006, TSYS deconverted the Bank of America consumer card portfolio. TSYS continues to provide commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America, according to the terms of the existing agreements for those services. In 2007, TSYS provided debit card embossing services to Bank of America.
     In October 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to a modified version of TS2 in July 2005. In July 2007, Chase had the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TSYS’ processing system with a six-year payment term. Chase discontinued its processing agreement at the end of July 2007 according to the original schedule and began processing in-house.
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
AOF Data (in millions)

	2008	2007	% Change
At March 31,	364.9	422.7	(13.7)
YTD Average	370.2	418.3	(11.5)
AOF by Portfolio Type (in millions)

	2008		2007
At March 31,	AOF	%	AOF	%	% Change
Consumer	211.4	57.9	268.9	63.6	(21.4)
Retail	57.9	15.9	52.5	12.4	10.4
Stored value	26.0	7.1	42.2	10.0	(38.4)
Commercial	40.1	11.0	32.8	7.8	22.1
Government services	24.1	6.6	21.5	5.1	11.8
Debit	5.4	1.5	4.8	1.1	12.1

Total	364.9	100.0	422.7	100.0	(13.7)

AOF by Geographic Area (in millions)

	2008		2007
At March 31,	AOF	%	AOF	%	% Change
Domestic	283.4	77.7	353.5	83.6	(19.8)
International	81.5	22.3	69.2	16.4	17.9

Total	364.9	100.0	422.7	100.0	(13.7)

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company’s processing clients.
Activity in AOF (in millions)

	March 2007 to	March 2006 to
	March 2008	March 2007
Beginning balance	422.7	440.4
Internal growth of existing clients	53.9	36.2

	March 2007 to	March 2006 to
	March 2008	March 2007
New clients	18.2	96.1
Purges/Sales	(25.3)	(19.2)
Deconversions	(104.6)	(130.8)

Ending balance	364.9	422.7

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the strong organic growth of TSYS’ clients and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $11.2 million, or 4.9%, for the three months ended March 31, 2008 compared to the same period in 2007.
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
     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring) and majority owned subsidiary GP Network Corporation. Merchant acquiring services revenues for the three months ended March 31, 2008 was $61.7 million compared to $60.7 million for the same period last year. The increase is attributable to internal growth of transactions of existing clients offset by client deconversions in the terminal distribution business and price compression.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services increased $4.2 million, or 8.0%, for the three months ended March 31, 2008, compared to the same period in 2007.
Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $15.7 million, or 18.2% for the three months ended March 31, 2008 as compared to the same period last year. TSYS recognized approximately $34.8 million of attorney fees and court costs as additional reimbursable items for the three months ended March 31, 2008.
     The majority of reimbursable items relates to the Company’s domestic-based clients and is primarily costs associated with postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Effective May 14, 2007, the United States Postal Service increased the rate of first class mail. Effective May 12, 2008, the United States Postal Service is expected to increase the rate of first class mail by $0.01.
Operating Expenses

     Total expenses increased 9.0% for the three months ended March 31, 2008, respectively, compared to the same period in 2007. The fluctuation in expense includes an increase of $1.4 million for the three months ended March 31, 2008 related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total expenses increased 5.9% for the three months ended March 31, 2008 compared to the same period in 2007. The fluctuation in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three months ended March 31:

	Three months ended March 31,
(in thousands)	2008	2007	% Change
Salaries	$106,606	101,491	5.0%
Employee benefits	29,518	26,835	10.0
Nonemployee wages	13,810	9,917	39.3
Share-based compensation	3,745	3,048	22.9
Other	3,586	2,801	28.0
Less capitalized expenses	(8,948)	(3,647)	145.3

Total	$148,317	140,445	5.6%

     Salaries and other personnel expense increased $7.9 million, or 5.6%, for the three months ended March 31, 2008 compared to the same period in 2007. The change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the higher level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended March 31, 2008 and 2007, the Company accrued $4.4 million and $7.5 million, respectively, for performance-based incentives.
     Prior to the spin-off by Synovus Financial Corp. (Synovus) to its shareholders of all the shares of TSYS held by Synvous, Synovus provided certain administrative services, such as human resources, legal, security and tax preparation and compliance, to TSYS in exchange for a management fee, which is included in other operating expenses, to cover TSYS’ pro rata share of services. With the spin-off, TSYS will begin recruiting employees and assuming these functions during 2008. During this transition period, TSYS will continue to utilize Synovus’ administrative services until these functions are operational within TSYS in exchange for an adjusted management fee based on utilization. As it assumes these functions, the Company expects salaries and other personnel expenses to increase, while other operating expenses decrease. TSYS’ headcount will also increase by approximately 60 people as these administrative services transition.
     Capitalized salaries and personnel expenses increased $5.3 million for the three months ended March 31, 2008 as compared to the same period in 2007, as a result of increased client conversion and implementation activity in the international segment.
     The Company’s salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:
Employee Data:

(FTE)	2008	2007	% Change
At March 31,	7,548	6,804	10.9
YTD Average	7,245	6,740	7.5
     The majority of the increase in the number of employees in 2008 as compared to 2007 is a result of the expansion of TSYS’ international business.
     Share-based compensation expenses include the impact of expensing the fair value of stock options in 2008, as well as expenses associated with nonvested shares. For the three months ended March 31, 2008, share-based compensation was $3.7 million, compared to $3.0 million for the same period in 2007.
Net Occupancy and Equipment Expense

     Summarized below are the major components of net occupancy and equipment expense for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(in thousands)	2008	2007	% Change
Depreciation and amortization	$28,683	28,003	2.4%
Equipment and software rentals	20,511	20,836	(1.6)
Repairs and maintenance	12,948	10,274	26.0
Other	10,744	8,235	30.5

Totals	$72,886	67,348	8.2%

     Net occupancy and equipment expense increased $5.5 million, or 8.2%, for the three months ended March 31, 2008 over the same period in 2007.
     Repairs and maintenance increased for the three months ended March 31, 2008, as compared to the same period in 2007, as a result of support for additional software licenses and equipment.
Spin Related Expenses
     In July 2007, Synovus’ Board of Directors appointed a special committee of independent directors to make a recommendation with respect to whether to distribute Synovus’ ownership interest in TSYS to Synovus’ shareholders. As a result, the TSYS Board of Directors formed a special committee of independent TSYS directors to consider the terms of any proposed spin-off by Synovus of its ownership interest in TSYS, including the size of the pre-spin cash dividend. TSYS incurred expenses associated with advisory and legal services in connection with the spin assessment. As the spin-off was finalized and completed, TSYS also incurred expenses for the incremental fair value associated with converting Synovus stock options held by TSYS employees to TSYS options. During the three months ended March 31, 2008, the Company incurred approximately $6.9 million of spin related expenses. TSYS expects to incur additional spin related costs in 2008 associated with legal and advisory services, incremental fair value associated with the Synovus stock option conversion and other costs associated with unwinding the different commingled processes that Synovus and TSYS previously shared. TSYS estimates that it will incur approximately $16.0 million of spin related costs in operating expenses in 2008.
Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(in thousands)	2008	2007	% Change
Third-party data processing services	$9,934	9,364	6.1
Travel and business development	6,985	6,349	10.0
Supplies and stationery	5,368	4,700	14.2
Professional advisory services	3,628	5,563	(34.8)
Amortization of conversion costs	3,458	3,855	(10.3)
Court costs associated with debt collection services	2,080	4,270	(51.3)
Amortization of acquisition intangibles	659	834	(21.0)
Transaction processing provisions	265	(792)	(133.4)
Terminal deployment costs	227	—	nm
Management fees	36	2,272	(98.4)
Bad debt (recoveries) expense	(1,562)	67	nm
Other	14,090	13,657	3.2

Totals	$45,168	50,139	(9.9)

nm = not meaningful
     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with the Company’s debt collection business. Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Form 10-K, management’s evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.
     Other operating expenses for the three months ended March 31, 2008 decreased $5.0 million, or 9.9%, as compared to the same period in 2007. The decrease in operating expenses is primarily the result of the recognition of attorney fees and court costs associated with debt collection services as reimbursable items and the decrease in management fees due to the transitioning away from administrative services previously supplied by Synovus.
Operating Income
     Operating income increased 1.3% for the three months ended March 31, 2008 over the same period in 2007. The Company’s operating profit margin for the three months ended March 31, 2008 was 18.8% compared to 19.9% for the same period last year. TSYS’ operating margin decreased for the three months ended March 31, 2008, as compared to the same period in 2007, as the result of spin related costs.
Nonoperating Income (Expense)
     Interest income for the three months ended March 31, 2008 was $2.6 million, a decrease of $2.9 million, compared to $5.5 million for the same period in 2007. The decrease in interest income is primarily attributable to less cash available to invest primarily due to the payment of the one-time special dividend of $600 million paid in December 2007 associated with the spin-off.
     Interest expense for the three months ended March 31, 2008 was $3.3 million, an increase of $3.1 million compared to $210,000 for the same period in 2007. The increase in interest expense in 2008 compared to 2007 relates to the increased borrowings undertaken by the Company in 2007, primarily associated with paying the one-time special dividend.
     On October 25, 2007, TSYS announced that it had entered into an agreement and plan of distribution with Synovus under which Synovus planned to distribute all of its shares of TSYS stock to Synovus’ shareholders in a spin-off transaction, which spin-off took place on December 31, 2007. Prior to the spin-off transaction and in accordance with the agreement and plan of distribution, TSYS agreed to pay a one-time aggregate cash dividend of $600 million to all TSYS shareholders, including Synovus. TSYS funded the dividend with a combination of cash on hand and the use of a revolving credit facility.
     For the three months ended March 31, 2008 and 2007, the Company recorded a translation gain of approximately $1.9 million and $683,000, respectively, related to intercompany loans and foreign denominated balance sheet accounts.
     Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. dollars. For its subsidiaries whose functional currency is something other than the U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S.-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, the Company recorded a foreign currency translation gain on the Company’s financing for the three months ended March 31, 2008 of $941,000. The balance of these financing arrangements at March 31, 2008 was approximately $8.6 million.
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The Company recorded a net translation gain of approximately $1.0 million for the three months ended March 31, 2008 related to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2008 was approximately $16.3 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate for the three months ended March 31, 2008 was 36.9%, compared to 37.9% for the same period in 2007. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding income taxes.
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
Equity in Income of Equity Investments
     The Company has three equity investments located in the United States, Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $1.8 million and $860,000 for the three months ended March 31, 2008 and 2007, respectively.
Net Income
     Net income for the three months ended March 31, 2008 decreased 1.2%, or $0.7 million, to $56.6 million, or basic and diluted earnings per share of $0.29, compared to $57.3 million, or basic and diluted earnings per share of $0.29, for the same period in 2007.
Net Profit Margin
     The Company’s net profit margin for the three months ended March 31, 2008 was 12.3%, compared to 13.3% for the same period last year. TSYS’ profit margin is impacted by the consolidation of majority-owned subsidiaries. The Company recognizes only its share of net profits from these entities, while consolidating all their revenues, which has the impact of lowering overall net profit margins. TSYS’ net profit margin decreased for the quarter as the result of spin related costs.
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
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three months ended March 31, 2008 and 2007, respectively:

	Three months ended March 31,
(in thousands)	2008	2007
Operating income	$86,775	85,679

Net income	$56,614	57,273

Total revenues	$461,723	429,603

Operating margin (as reported)	18.8%	19.9%

Net profit margin (as reported)	12.3%	13.3%

Revenue before reimbursable items	$360,041	343,611

Adjusted operating margin	24.1%	24.9%

Adjusted net profit margin	15.7%	16.7%

Projected Outlook for 2008
     TSYS expects its 2008 net income to increase between 7-9% as compared to 2007, based on the following assumptions: (1) expenses associated with the spin-off net of tax will be $10 million; (2) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its $252 million revolving credit facility; (3) estimated total revenues will increase 7% to 9% in 2008; (4) anticipated growth levels in employment, equipment and other expenses, which are included in 2008 estimates, will be accomplished; (5) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; and (6) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles, and there will be no significant portfolio deconversions.
Financial Position, Liquidity and Capital Resources
     The Condensed Consolidated Statements of Cash Flows detail the Company’s cash flows from operating, investing and financing activities. TSYS’ primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures, acquisitions and most recently the spin-off.
Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2008	2007
Net income	$56,614	57,273
Depreciation and amortization	39,229	38,597
Other noncash items and charges, net	(37)	(3,057)
Net change in current and long-term assets and current and long-term liabilities	4,193	(26,363)

Net cash provided by operating activities	$99,999	66,450

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the three months ended March 31, 2008, the Company generated $100.0 million in cash from operating activities compared with $66.5 million for the same period last year. The increase in 2008 in net cash provided by operating activities was primarily the result of increased current and long-term liabilities.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at March 31, 2008, as compared to December 31, 2007, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2008	2007
Purchases of property and equipment, net	$(14,350)	(17,232)
Additions to licensed computer software from vendors	(2,351)	(3,884)
Additions to internally developed computer software	(2,413)	(3,039)
Cash used in acquisitions, net of cash acquired	—	(472)
Additions to contract acquisition costs	(17,168)	(7,145)

Net cash used in investing activities	$(36,282)	(31,772)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $36.3 million in cash for investing activities for the three months ended March 31, 2008, compared to $31.8 million for the same period in 2007. The major use of cash for investing activities in 2008 was for the addition to contract acquisition costs. The major use of cash for investing activities in 2007 was for the addition of equipment.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $17.2 million for the three months ended March 31, 2008, compared to $7.1 million for the three months ended March 31, 2007. The Company had cash payments for processing rights of approximately $7.0 million during the three months ended March 31, 2008, compared to $5.3 million for the same period last year.

     Conversion cost additions were $10.2 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase in the amount of conversion cost additions for 2008, as compared to 2007, is the result of increased activity related to more conversions occurring in 2008 versus 2007.
Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2008	2007
Dividends paid on common stock	$(13,858)	(13,783)
Proceeds from borrowings of long-term debt	—	6,805
Repurchase of common stock	(11,369)	—
Principal payments on long-term debt borrowings and capital lease obligations	(4,976)	(562)
Other	126	6,021

Net cash used in financing activities	$(30,077)	(1,519)

     The major use of cash for financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2008 was $30.1 million mainly as a result of the payment of dividends and repurchase of common stock. Net cash used in financing activities for the three months ended March 31, 2007 was $1.5 million mainly as a result of the payment of dividends.
Stock Repurchase Plan
     On April 20, 2006, TSYS announced that its board had approved a stock repurchase plan to purchase up to 2 million shares, which at the time represented slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares were to be purchased from time to time over a two year period and would depend on various factors including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares are to be used for general corporate purposes.
     With the completion of the spin-off, the TSYS Board of Directors extended to April 2010 TSYS’ current share repurchase program that was set to expire in April 2008 and increased the number of shares that may be repurchased under the plan from 2 million to 10 million.
     During the three months ended March 31, 2008, TSYS purchased 500,000 shares of TSYS common stock. The Company has approximately 8,398,000 shares remaining that could be repurchased under the stock repurchase plan.
Dividends
     Dividends on common stock of $13.9 million were paid during the three months ended March 31, 2008 compared to $13.8 million paid during the three months ended March 31, 2007.
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

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 1.9:1. At March 31, 2008, TSYS had working capital of $291.9 million compared to $312.8 million at December 31, 2007.
Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies".
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ plans to continue to expand its service offerings internationally and expectation that international revenues will continue to grow; (ii) TSYS’ expectation that it will maintain the card processing functions of Capital One for at least five years; (iii) management’s belief that Chase’s discontinuation of its processing agreement will not have a material adverse affect on TSYS and that TSYS will continue to support Chase in processing its commercial portfolio; (iv) TSYS’ belief that Target’s credit facility with Chase will not impact TSYS’ processing relationship with Target; (v) TSYS’ expectation with respect to spin-related costs; (vi) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (vii) TSYS’ expected net income growth for 2008; (viii) TSYS’ belief with respect to lawsuits, claims and other complaints; (ix) the expected financial impact of recent accounting pronouncements; (x) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements, including, with respect to TSYS’ expected increase in net income for 2008: (a) expenses associated with the spin-off will be approximately $10 million net of tax; (b) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its revolving credit facility; (c) estimated total revenues will increase 7% to 9% in 2008; (d) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (e) anticipated growth levels in employment, equipment and other expenses, which are included in 2008 estimates, will be accomplished; and (f) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles, and there will be no significant portfolio deconversions. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to: (i) revenues that are lower than anticipated; (ii) expenses associated with the spin-off are higher than expected; (iii) movements in LIBOR are greater than expected and draws on the revolving credit facility are greater than expected; (iv) TSYS incurs expenses associated with the signing of a significant client; (v) internal growth rates for TSYS’ existing clients are lower than anticipated; (vi) TSYS does not convert and deconvert clients’ portfolios as scheduled; (vii) adverse developments with respect to foreign currency exchange rates; (viii) adverse developments with respect to entering into contracts with new clients and retaining current clients; (ix) continued consolidation in the financial services industry, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (x) TSYS is unable to control expenses and increase market share, both domestically and internationally; (xi) adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism; (xii) TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending; (xiii) the impact of acquisitions, including their being more difficult to integrate than anticipated; (xiv) the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto; (xv) the impact of the application of and/or changes in accounting principles; (xvi) TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies; (xvii) TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce; (xviii) changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of its products; (xix) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection; (xx) no material breach of security of any of our systems; (xxi) overall market conditions; (xxii) the loss of a major supplier; (xxiii) the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiv) TSYS’ ability to manage the foregoing and other risks.
     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive gain for the three months ended March 31, 2008 and 2007, respectively:

	Three months ended March 31,
(in millions)	2008	2007
Other comprehensive gain (loss)	$4.4	(0.1)
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at March 31, 2008:

(in millions)	March 31, 2008
Europe	$142.6
China	66.6
Japan	7.0
Mexico	8.6
Canada	0.6
Other	14.2
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation gain of approximately $1.0 million for the three months ended March 31, 2008 relating to the translation of cash and other balance sheet accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2008 was approximately $16.3 million, the majority of which is denominated in Euros.
     The Company provides financing to its international operations in Europe and Japan through intercompany loans that require each operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on its financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, TSYS recorded a foreign currency translation gain on the financing with foreign operations during the three months ended March 31, 2008 of $941,000. The balance of the financing arrangements at March 31, 2008 was approximately $8.6 million.
     A summary of account balances subject to foreign currency exchange rate changes between the local currencies and the U.S. dollar follows:

		Balance at
(in millions)		March 31, 2008
Asset	Cash	$16.3
Liability	Intercompany financing arrangements	(8.6)

	Net account balances	$7.7

     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $7.7 million at March 31, 2008.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in millions)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$0.1	0.4	0.8	(0.1)	(0.4)	(0.8)
Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.
     On December 21, 2007, the Company entered into a Credit Agreement with Bank of America N.A., as Administrative Agent, The Royal Bank of Scotland plc, as Syndication Agent, and the other lenders. The Credit Agreement provides for a $168 million unsecured five year term loan to the Company and a $252 million five year unsecured revolving credit facility. The principal balance of loans outstanding under the credit facility bears interest at a rate of London Interbank Offered Rate (LIBOR) plus an applicable margin of 0.60%. Interest is paid on the last date of each interest period; however, if the period exceeds three months, interest is paid every three months after the beginning of such interest period.
     On August 3, 2007, the Company’s European operation obtained a loan of approximately £33 million or approximately $67.7 million from a third party mainly to repay the U.S. parent loan that was used for the acquisitions. The loan is payable in 18 months at a rate of the one-month LIBOR plus 45 basis points. The interest is payable monthly.
     In connection with the formation of TSYS Managed Services, both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of March 2008, the balance of the loan from Merchants was approximately £2.0 million, or approximately $3.9 million, payable in total in five years, at an interest rate of the LIBOR plus 2%, with interest payable quarterly.

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

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 1A — Risk Factors
     In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended March 31, 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased
(in thousands, except per share data)	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 2008	—	$—	1,102	8,898
February 2008	130	23.33	1,232	8,768
March 2008	370	22.53	1,602	8,398

Total	500	$22.74

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

TOTAL SYSTEM SERVICES, INC.
Date: May 7, 2008	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: May 7, 2008	by:	/s/ James B. Lipham
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