Form 10-Q
period 2008-06-30
TOTAL SYSTEM SERVICES INC
filed 2008-08-07
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     To
Commission file number 1-10254
Total System Services, Inc.
www.tsys.com
(Exact name of registrant as specified in its charter)

Georgia	58-1493818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One TSYS Way, Post Office Box 1755, Columbus, Georgia 31902
(Address of principal executive offices) (Zip Code)
(706) 649-2310
(Registrant’s telephone number, including area code)
1600 First Avenue, Post Office Box 1755, Columbus, Georgia 31902
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: August 7, 2008
Common Stock, $0.10 par value	197,678,378 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents (includes $136.4 million on deposit with a related party at 2007)	$257,803	210,518
Restricted cash (includes $8.2 million on deposit with a related party at 2007)	25,315	29,688
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $9.3 million and $10.1 million at 2008 and 2007, respectively (includes $331 due from a related party at 2007)	267,678	256,970
Deferred income tax assets	30,707	17,152
Prepaid expenses and other current assets	72,635	72,250

Total current assets	654,138	586,578
Property and equipment, net of accumulated depreciation and amortization of $281.6 million and $266.4 million at 2008 and 2007, respectively	288,159	283,138
Computer software, net of accumulated amortization of $399.9 million and $365.6 million at 2008 and 2007, respectively	189,616	205,830
Contract acquisition costs, net	159,468	151,599
Goodwill	143,172	142,545
Equity investments	85,377	80,905
Other intangible assets, net of accumulated amortization of $14.3 million and $12.8 million at 2008 and 2007, respectively	12,567	13,462
Other assets	13,582	14,963

Total assets	$1,546,079	1,479,020

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$74,050	8,648
Current portion of obligations under capital leases	3,686	3,080
Accrued salaries and employee benefits	47,315	85,142
Accounts payable (includes $12 and $281 payable to related parties at 2008 and 2007, respectively)	40,277	41,817
Other current liabilities (includes $11.2 million payable to related parties for 2007)	141,020	135,108

Total current liabilities	306,348	273,795
Long-term debt, excluding current portion	184,061	252,659
Deferred income tax liabilities	73,623	67,428
Obligations under capital leases, excluding current portion	7,963	3,934
Other long-term liabilities	31,005	28,151

Total liabilities	603,000	625,967

Minority interests in consolidated subsidiaries	9,801	8,580

Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 200,369 and 199,660 issued at 2008 and 2007, respectively; 197,685 and 197,965 outstanding at 2008 and 2007, respectively	20,037	19,966
Additional paid-in capital	120,246	104,762
Accumulated other comprehensive income, net	33,076	28,322
Treasury stock, at cost (shares of 2,684 and 1,695 at 2008 and 2007, respectively)	(57,566)	(34,138)
Retained earnings	817,485	725,561

Total shareholders’ equity	933,278	844,473

Total liabilities and shareholders’ equity	$1,546,079	1,479,020

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,
(in thousands, except per share data)	2008	2007
Revenues:
Electronic payment processing services (includes $1.5 million from related parties for 2007)	$242,420	244,750
Merchant acquiring services	65,576	64,277
Other services (includes $2.4 million from related parties for 2007)	64,379	55,067

Revenues before reimbursable items	372,375	364,094
Reimbursable items (includes $0.7 million from related parties for 2007)	110,738	96,061

Total revenues	483,113	460,155

Expenses:
Salaries and other personnel expense	147,666	145,532
Net occupancy and equipment expense	74,789	69,278
Spin related expenses	1,255	—
Other operating expenses (includes $2.4 million to related parties for 2007)	51,018	53,368

Expenses before reimbursable items	274,728	268,178
Reimbursable items	110,738	96,061

Total expenses	385,466	364,239

Operating income	97,647	95,916

Nonoperating income (expense):
Interest income (includes $3.3 million from related parties for 2007)	1,698	6,159
Interest expense	(2,887)	(366)
Gain (loss) on foreign currency translation, net	198	(845)
Other income	579	44

Total nonoperating income (expense)	(412)	4,992

Income before income taxes, minority interests and equity in income of equity investments	97,235	100,908
Income taxes	34,122	35,603

Income before minority interests and equity in income of equity investments	63,113	65,305
Minority interests in consolidated subsidiaries’ net income, net of tax	(697)	(602)
Equity in income of equity investments, net of tax	668	985

Net income	$63,084	65,688

Basic earnings per share	$0.32	0.33

Diluted earnings per share	$0.32	0.33

Weighted average common shares outstanding	196,281	196,693
Increase due to assumed issuance of shares related to common equivalent shares	689	457

Weighted average common and common equivalent shares outstanding	196,970	197,150

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Six months ended June 30,
(in thousands, except per share data)	2008	2007
Revenues:
Electronic payment processing services (includes $2.8 million from related parties for 2007)	$483,699	474,809
Merchant acquiring services	127,242	124,957
Other services (includes $4.4 million from related parties for 2007)	121,475	107,939

Revenues before reimbursable items	732,416	707,705
Reimbursable items (includes $1.2 million from related parties for 2007)	212,419	182,053

Total revenues	944,835	889,758

Expenses:
Salaries and other personnel expense	295,983	285,976
Net occupancy and equipment expense	147,676	136,627
Spin related expenses	8,150	—
Other operating expenses (includes $4.8 million to related parties for 2007)	96,186	103,507

Expenses before reimbursable items	547,995	526,110
Reimbursable items	212,419	182,053

Total expenses	760,414	708,163

Operating income	184,421	181,595

Nonoperating income (expense):
Interest income (includes $6.6 million from related parties for 2007)	4,261	11,647
Interest expense	(6,227)	(576)
Gain (loss) on foreign currency translation, net	2,141	(162)
Other income	714	58

Total nonoperating income	889	10,967

Income before income taxes, minority interests and equity in income of equity investments	185,310	192,562
Income taxes	67,157	70,494

Income before minority interests and equity in income of equity investments	118,153	122,068
Minority interests in consolidated subsidiaries’ net income, net of tax	(947)	(952)
Equity in income of equity investments, net of tax	2,492	1,845

Net income	$119,698	122,961

Basic earnings per share	$0.61	0.63

Diluted earnings per share	$0.61	0.62

Weighted average common shares outstanding	196,513	196,591
Increase due to assumed issuance of shares related to common equivalent shares	680	493

Weighted average common and common equivalent shares outstanding	197,193	197,084

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$119,698	122,961
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in consolidated subsidiaries’ net income, net of tax	947	952
(Gain) loss on foreign currency, net	(2,141)	162
Equity in income of equity investments, net of tax	(2,492)	(1,845)
Dividends received from equity investments	3,248	2,994
Depreciation and amortization	79,755	76,607
Amortization of debt issuance costs	77	—
Share-based compensation	15,675	6,596
Excess tax benefit from share-based payment arrangements	(81)	(3,869)
Asset impairments	—	620
Provisions for bad debt expenses and billing adjustments	3,201	148
Charges for transaction processing provisions	(541)	437
Deferred income tax benefit	(9,016)	(2,760)
Loss on disposal of equipment, net	159	23
(Increase) decrease in:
Accounts receivable	(14,130)	(6,150)
Prepaid expenses, other current assets and other long-term assets	870	(8,921)
Increase (decrease) in:
Accounts payable	686	(814)
Accrued salaries and employee benefits	(37,814)	(31,870)
Other current liabilities and other long-term liabilities	16,666	(35,765)

Net cash provided by operating activities	174,767	119,506

Cash flows from investing activities:
Purchases of property and equipment, net	(26,296)	(21,438)
Additions to licensed computer software from vendors	(8,598)	(4,810)
Additions to internally developed computer software	(8,332)	(7,458)
Cash used in acquisitions and equity investments	(295)	(472)
Additions to contract acquisition costs	(28,417)	(9,542)

Net cash used in investing activities	(71,938)	(43,720)

Cash flows from financing activities:
Dividends paid on common stock (includes $22.3 million paid to related parties during 2007)	$(27,768)	(27,598)
Subsidiary dividends paid to noncontrolling shareholders	(241)	—
Repurchase of common stock	(23,594)	—
Excess tax benefit from share-based payment arrangements	81	3,869
Principal payments on long-term debt borrowings and capital lease obligations	(6,870)	(1,744)
Proceeds from borrowings	2,506	6,805
Proceeds from exercise of stock options	251	5,112

Net cash used in financing activities	(55,635)	(13,556)

Effect of exchange rate changes on cash and cash equivalents	91	841

Net increase in cash and cash equivalents	47,285	63,071
Cash and cash equivalents at beginning of year	210,518	389,123

Cash and cash equivalents at end of period	$257,803	452,194

Cash paid for interest	$6,227	576

Cash paid for income taxes, net of refunds	$62,175	93,087

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
     Certain immaterial reclassifications have been made to the 2007 financial statements to conform to the presentation adopted in 2008.
Note 2 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2008	December 31, 2007
Cash and cash equivalents in domestic accounts	$213,816	171,715
Cash and cash equivalents in foreign accounts	43,987	38,803

Total	$257,803	210,518

     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2008	December 31, 2007
Prepaid expenses	$12,584	12,766
Income taxes receivable	—	10,838
Supplies inventory	8,706	8,725
Other	51,345	39,921

Total	$72,635	72,250

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2008	December 31, 2007
Payments for processing rights, net	$95,107	96,449
Conversion costs, net	64,361	55,150

Total	$159,468	151,599

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $7.4 million and $5.8 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, amortization related to payments for processing rights was $13.7 million and $11.7 million, respectively.
     Amortization expense related to conversion costs was $3.2 million and $4.2 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, amortization related to conversion costs was $6.7 million and $8.1 million, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2008	December 31, 2007
Client liabilities	$32,647	32,199
Accrued expenses	31,647	32,520
Accrued income taxes	5,980	2,657
Deferred revenues	28,468	25,733
Dividends payable	13,863	13,859
Transaction processing provisions	5,160	8,525
Client postage deposits	4,257	4,244
Other	18,998	15,371

Total	$141,020	135,108

Note 3 — Comprehensive Income
     For the three and six months ended June 30, comprehensive income is summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Net income	$63,084	65,688	119,698	122,961
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	377	2,783	4,730	2,676
Change in accumulated OCI related to postretirement healthcare plans	12	—	24	—

Total	$63,473	68,471	124,452	125,637

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2007	Amount	Tax Effect	Net-of-Tax Amount	June 30, 2008
Foreign currency translation adjustments	$29,202	$6,481	(1,751)	$4,730	$33,932
Change in accumulated OCI related to postretirement healthcare plans	(880)	38	(14)	24	(856)

Total	$28,322	$6,519	(1,765)	$4,754	$33,076

Note 4 — Segment Reporting and Major Customers
     The Company reports selected information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information.” The Company’s

segment information reflects the information that the chief operating decision maker (CODM) uses to make resource allocations and strategic decisions. The CODM at TSYS consists of the chairman of the board and chief executive officer, the president and the four senior executive vice presidents.
     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other services to card-issuing and merchant acquiring institutions in the United States and internationally. During the second quarter of 2008, TSYS reorganized and renamed its operating segments in a manner that reflects the way the CODM views the business. The new operating segments are North American Services segment, Global Services segment and Merchant Services segment. As part of the reorganization, TSYS reclassed the segment results for TSYS de Mexico from Global Services to North American Services to reflect the change.
     Effective January 1, 2008, TSYS merged the operations of TSYS Prepaid, Inc. into TSYS. Effective February 1, 2008, TSYS merged the operations of Golden Retriever, L.L.C. (Golden Retriever) with TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring). As a result, previous segment results were reclassified to move Golden Retriever from North American Services to Merchant Services to reflect the change related to the merger.
     In April 2007, TSYS’ wholly-owned subsidiary, Enhancement Services Corporation, changed its name to TSYS Loyalty, Inc. (TSYS Loyalty).
     North American Services include electronic payment processing services and other services provided from within the North American region. Global Services include electronic payment processing and other services provided from outside the North American region. Merchant Services include electronic processing and other services provided to merchant acquiring institutions.

(in thousands)	North American	Global	Merchant	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
At June 30, 2008
Identifiable assets	$1,326,230	354,861	181,556	—	$1,862,647
Intersegment eliminations	(314,768)	(1,716)	(84)	—	(316,568)

Total assets	$1,011,462	353,145	181,472	—	$1,546,079

At December 31, 2007
Identifiable assets	$1,278,403	319,279	189,956	—	$1,787,638
Intersegment eliminations	(305,847)	(1,526)	(1,245)	—	(308,618)

Total assets	$972,556	317,753	188,711	—	$1,479,020

Three months ended June 30, 2008
Revenues before reimbursables	$242,248	77,032	58,291	—	$377,571
Intersegment revenues	(4,663)	(286)	(247)	—	(5,196)

Revenues before reimbursables from external customers	$237,585	76,746	58,044	—	$372,375

Segment total revenues	$336,168	79,903	74,567	—	$490,638
Intersegment revenues	(6,992)	(286)	(247)	—	(7,525)

Revenues from external customers	$329,176	79,617	74,320	—	$483,113

Depreciation and amortization	$25,047	8,797	6,682	—	$40,526

Intersegment expenses	$2,673	(2,649)	(7,514)	—	$(7,490)

Segment operating income	$69,075	11,741	18,086	(1,255)	$97,647

Income before income taxes, minority interest and equity in income of equity investments	$69,343	10,867	18,280	(1,255)	$97,235

Income taxes	$23,634	4,299	6,637	(448)	$34,122

Equity in income of equity investments	$366	302	—	—	$668

Net income	$46,074	6,174	11,643	(807)	$63,084

(in thousands)	North American	Global	Merchant	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
Three months ended June 30, 2007
Revenues before reimbursables	$253,566	58,043	59,008	—	$370,617
Intersegment revenues	(5,754)	(372)	(397)	—	(6,523)

Revenues before reimbursables from external customers	$247,812	57,671	58,611	—	$364,094

Segment total revenues	$333,098	60,733	74,888	—	$468,719
Intersegment revenues	(7,795)	(372)	(397)	—	(8,564)

Revenues from external customers	$325,303	60,361	74,491	—	$460,155

Depreciation and amortization	$25,740	5,507	6,763	—	$38,010

Intersegment expenses	$3,061	(3,726)	(7,899)	—	$(8,564)

Segment operating income	$69,578	10,048	16,290	—	$95,916

Income before income taxes, minority interest and equity in income of equity investments	$75,107	9,053	16,748	—	$100,908

Income taxes	$27,344	2,235	6,024	—	$35,603

Equity in income of equity investments	$824	161	—	—	$985

Net income	$48,587	6,377	10,724	—	$65,688

Six months ended June 30, 2008
Revenues before reimbursables	$485,019	144,989	113,420	—	$743,428
Intersegment revenues	(9,894)	(689)	(429)	—	(11,012)

Revenues before reimbursables from external customers	$475,125	144,300	112,991	—	$732,416

Segment total revenues	$665,077	149,726	145,504	—	$960,307
Intersegment revenues	(14,354)	(689)	(429)	—	(15,472)

Revenues from external customers	$650,723	149,037	145,075	—	$944,835

Depreciation and amortization	$50,027	16,492	13,236	—	$79,755

Intersegment expenses	$5,447	(6,190)	(14,694)	—	$(15,437)

Segment operating income	$140,225	19,186	33,160	(8,150)	$184,421

Income before income taxes, minority interest and equity in income of equity investments	$140,178	19,618	33,664	(8,150)	$185,310

Income taxes	$50,271	7,212	12,045	(2,371)	$67,157

Equity in income of equity investments	$916	1,576	—	—	$2,492

Net income	$90,823	13,035	21,619	(5,779)	$119,698

Six months ended June 30, 2007
Revenues before reimbursables	$493,672	111,006	114,689	—	$719,367
Intersegment revenues	(10,529)	(595)	(538)	—	(11,662)

Revenues before reimbursables from external customers	$483,143	110,411	114,151	—	$707,705

Segment total revenues	$646,693	116,134	142,635	—	$905,462
Intersegment revenues	(14,571)	(595)	(538)	—	(15,704)

Revenues from external customers	$632,122	115,539	142,097	—	$889,758

Depreciation and amortization	$51,691	11,307	13,609	—	$76,607

Intersegment expenses	$6,537	(6,965)	(15,270)	—	$(15,698)

Segment operating income	$132,059	21,160	28,376	—	$181,595

Income before income taxes, minority interest and equity in income of equity investments	$142,720	20,431	29,411	—	$192,562

Income taxes	$53,529	6,407	10,558	—	$70,494

Equity in income of equity investments	$1,742	103	—	—	$1,845

Net income	$90,933	13,175	18,853	—	$122,961

Revenues by Geographic Area
     Revenues for North American Services and Merchant Services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues for Global Services include electronic payment processing and other services provided from facilities outside the United States to clients based predominantly outside the United States.

     The following geographic data presents revenues for the three and six months ended June 30, 2008 and 2007, respectively, based on the domicile of the Company’s customers.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
United States	$365.4	362.5	719.5	700.2
Europe	68.3	49.1	127.2	95.0
Canada	31.3	30.8	62.9	60.8
Japan	8.1	6.1	15.6	11.4
Mexico	4.0	3.3	7.7	6.5
Other	6.0	8.4	11.9	15.9

Total	$483.1	460.2	944.8	889.8

     The following table reconciles geographic revenues to revenues by reportable segment for the three months ended June 30, 2008 and 2007, respectively, based on the domicile of the Company’s customers.

	North American Services		Global Services		Merchant Services
(in millions)	2008	2007	2008	2007	2008	2007
United States	$291.4	288.2	—	0.2	74.0	74.1
Europe	0.2	0.4	68.1	48.7	—	—
Canada	31.1	30.7	—	—	0.2	0.1
Japan	—	—	8.1	6.1	—	—
Mexico	4.0	3.3	—	—	—	—
Other	2.5	2.7	3.4	5.4	0.1	0.3

Total	$329.2	325.3	79.6	60.4	74.3	74.5

     The following table reconciles geographic revenues to revenues by reportable segment for the six months ended June 30, 2008 and 2007, respectively, based on the domicile of the Company’s customers.

	North American Services		Global Services		Merchant Services
(in millions)	2008	2007	2008	2007	2008	2007
United States	$575.0	558.6	0.1	0.2	144.4	141.4
Europe	0.5	0.9	126.7	94.1	—	—
Canada	62.6	60.5	—	—	0.3	0.3
Japan	—	—	15.6	11.4	—	—
Mexico	7.7	6.5	—	—	—	—
Other	4.9	5.6	6.6	9.9	0.4	0.4

Total	$650.7	632.1	149.0	115.6	145.1	142.1

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At June 30, 2008	At December 31, 2007
United States	$210.3	208.3
Europe	72.9	70.3
Japan	2.1	1.9
Other	2.9	2.6

Total	$288.2	283.1

Major Customers
     For the three months ended June 30, 2008, the Company had three major customers which accounted for approximately 32.1%, or $155.0 million, of total revenues. For the three months ended June 30, 2007, these three major customers accounted for approximately 34.2%, or $157.3 million, of total revenues. For the six months ended June 30, 2008, the Company had three major customers which accounted for approximately 31.4%, or $297.1 million, of total revenues. For the six months ended June 30, 2007, these three major customers accounted for approximately 33.9%, or $301.9 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North American Services and Merchant Services segments.

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
(in millions)		Total		Total		Total		Total
Revenue	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Client 1	$81.3	16.8	$57.3	12.4	$150.5	15.9	$109.8	12.3
Client 2	56.5	11.7	55.5	12.1	111.3	11.8	104.3	11.7
Client 3	17.2	3.6	44.5	9.7	35.3	3.7	87.8	9.9

Totals	$155.0	32.1	$157.3	34.2	$297.1	31.4	$301.9	33.9

Note 5 — Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries and other personnel expenses and spin-related expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs. For the three months ended June 30, 2008, share-based compensation was $7.8 million, compared to $3.5 million for the same period in 2007. Included in the $7.8 million amount for 2008 and $3.5 million amount for 2007 is approximately $4.0 million and $1.7 million, respectively, related to expensing the fair value of stock options. For the six months ended June 30, 2008, share-based compensation was $15.7 million, compared to $6.6 million for the same period in 2007. Included in the $15.7 million amount for 2008 and $6.6 million amount for 2007 is approximately $9.7 million and $3.3 million, respectively, related to expensing the fair value of stock options.
Nonvested Share Awards
     During the first six months of 2008, the Company issued 695,411 shares of TSYS common stock with a market value of $15.2 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such officers, directors and employees in the future. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
     During the first six months of 2007, the Company issued 241,260 shares of TSYS common stock with a market value of $7.6 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such officers, directors and employees in the future. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
     As of June 30, 2008, there was approximately $21.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.7 years.
     During the first six months of 2008, TSYS authorized a total grant of 182,816 shares of nonvested stock to two key executives with a performance-vesting schedule (2008 performance-vesting shares). These 2008 performance-vesting shares have seven one-year performance periods (2008-2014) during which the Compensation Committee establishes an earnings per share goal. Each year’s award is 20% of the total authorized shares, up to a maximum of 100% of the total grant. Compensation expense for each year’s award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.
     During 2005, TSYS authorized a total grant of 126,087 shares of nonvested stock to two key executives with a performance-vesting schedule (2005 performance-vesting shares). These performance-vesting shares have seven one-year performance periods (2005-2011) during each of which the Compensation Committee establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance-vesting shares will vest, up to a maximum of 100% of the total grant. Compensation expense for each year’s award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.
     As of June 30, 2008, there was approximately $864,000 of total unrecognized compensation cost related to both the 2008 grant and 2005 grant of nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2008.
     On March 31, 2008, TSYS authorized performance based awards that have a market condition calculated on a combination of 2008 earnings per share growth and TSYS’ performance compared to the S&P 500 Technology Index during 2009 and 2010. Vesting of this award will occur on the last day of the three-year market condition valuation period if the participant is still employed on that date. Retirement for purposes of this award is defined as age 62 with 15 years of service, or age 65 regardless of service. The fair value of the award is based on a Monte Carlo simulation as prescribed by Statement of Financial Accounting Standards No. 123 (Revised) (SFAS No. 123R) “Share-Based Payment (Revised).” Although the TSYS Board of Directors authorized the award on March 31, 2008, the final amount of the awards cannot be known until early 2009 due to the discretion that the Compensation Committee has in determining the final terms of the award. The Company has engaged a third-party valuation specialist to ascertain the fair value of this award. The third-party specialist completed the evaluation during the second quarter of 2008 and determined the valuation of the award to be approximately $4.4 million. The award will be amortized through December 2010. Until the award is deemed granted, TSYS will exclude the issuance of these units in reporting shares outstanding and the calculation of basic and diluted EPS.
Stock Option Awards
     During the first six months of June 2008, the Company granted 768,855 stock options to key TSYS executive officers. The average fair value of the option grant was $9.73 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $23.15; risk-free interest rate of 3.42%; expected volatility of 36.57%; expected term of 8.7 years; and dividend yield of 1.21%.
     As of June 30, 2008, there was approximately $7.9 million of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.5 years.
Earnings Per Share
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 5.6 million and 5.8 million common shares for the three and six months ended June 30, 2008, respectively, and excludes 7,500 common shares for the three and six months ended June 30, 2007 because their inclusion would have been anti-dilutive.
Note 6 — Long-Term Debt
     Refer to Note 11 of the Company’s audited financial statements for the year ended December 31, 2007 which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, for a discussion regarding long-term debt.
     In June 2008, TSYS Managed Services EMEA, Ltd. borrowed £1.3 million, or approximately $2.5 million, through a short-term note. The interest rate on the note is the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly. The term of the note is one year.
Note 7 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the six months ended June 30, 2008 and 2007, respectively, are summarized as follows:

(in thousands)	June 30, 2008	June 30, 2007
Payments for processing rights	$12,401	5,843
Conversion costs	16,016	3,699

Total	$28,417	9,542

Nonvested Awards
     During the first six months of 2008 and 2007, the Company issued shares of common stock to certain key employees and non-management members of its board of directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 5 for more information.

Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $6.5 million during 2008 related to a software enterprise license agreement and storage and other peripheral hardware. The Company acquired software under capital lease obligations in the amount of $4.1 million during 2007 related to a three year software agreement.
Note 8 — Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies.”
Note 9 — Guarantees and Indemnifications
     The Company has entered into processing and licensing agreements with its clients that include intellectual property indemnification clauses. The Company generally agrees to indemnify its clients, subject to certain exceptions, against legal claims that TSYS’ services or systems infringe on certain third party patents, copyrights or other proprietary rights. In the event of such a claim, the Company is generally obligated to hold the client harmless and pay for related losses, liabilities, costs and expenses, including, without limitation, court costs and reasonable attorney’s fees. The Company has not made any indemnification payments pursuant to these indemnification clauses. In addition, the Company has indemnification obligations to Synovus Financial Corp. pursuant to the disaffiliation and related agreements entered into by the parties in connection with the spin-off.
     The Company has not recorded a liability for guarantees or indemnities in the accompanying condensed consolidated balance sheet since the maximum amount of potential future payments under such guarantees and indemnities is not determinable.
Note 10 — Income Taxes
     TSYS is a member of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2004 and with a few exceptions, the Company is no longer subject to income tax examinations from state and local authorities for years before 2001 and from foreign authorities before 2003. There are currently no Federal tax examinations in progress. However, a number of tax examinations are in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.
     TSYS adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return.
     During the three months ended June 30, 2008, TSYS decreased its liability for prior year uncertain income tax positions as a discrete item by a net amount of approximately $1.2 million. This net decrease mostly resulted from decreases in reserves for Federal and State liabilities partly offset by increases in liabilities resulting from foreign transfer pricing issues.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.4 million and $1.6 million as of March 31, 2008 and June 30, 2008, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2008 and June 30, 2008 that, if recognized, would affect the effective tax rates are $5.7 million and $4.5 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $1.0 million and $1.2 million.

Note 11 — Fair Value Measurement
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” Although this statement does not require any new fair value measurements, in certain cases its application has changed previous practice in determining fair value. SFAS No. 157 became effective for the Company beginning January 1, 2008 as it relates to fair value measurements of financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in its financial statements on a recurring basis (at least annually). It will be effective beginning January 1, 2009 for certain other non-financial assets and non-financial liabilities.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:
•	Level 1 — Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•	Level 2 — Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.
     SFAS No. 157 assigns the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159 on January 1, 2008, TSYS did not elect the fair value option for any financial instrument it did not currently report at fair value.
     The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact upon the Company’s financial position, results of operations and cash flows.

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
     A summary of the financial highlights for 2008, as compared to 2007, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and employees)	2008	2007	% Change	2008	2007	% Change
Revenues before reimbursables	$372.4	364.1	2.3%	$732.4	707.7	3.5%
Total revenues	483.1	460.2	5.0	944.8	889.8	6.2
Operating income	97.6	95.9	1.8	184.4	181.6	1.6
Net income	63.1	65.7	(4.0)	119.7	123.0	(2.7)
Basic earnings per share (EPS)	0.32	0.33	(3.8)	0.61	0.63	(2.6)
Diluted EPS	0.32	0.33	(3.9)	0.61	0.62	(2.7)
Cash flows from operating activities	74.8	53.0	41.1	174.8	119.5	46.3
Other:
Average accounts on file (AOF)	371.6	433.6	(14.3)	370.9	426.0	(12.9)
Cardholder transactions processed	1,645.3	2,392.1	(31.2)	3,150.2	4,537.6	(30.6)
Average full-time equivalent employees (FTE)	7,572	6,783	11.6	7,388	6,755	9.4
     Significant highlights for 2008 include:
Corporate
•	Announced the launch of ingenuity in action: n>genSM, a new business paradigm that makes it easy for TSYS clients to efficiently and thoroughly manage all their complex payments-related business needs with point-and-click ease. n>gen is not a new platform and use of n>gen will not require conversion to a new platform — it adds a new level of business intelligence made available through analytical-based services, giving institutions a “total” view of their portfolios to make actionable, well-informed decisions on growth opportunities and overall risk.
North American
•	Announced the signing of a payments processing agreement with Globalcard for the launch of its consumer card portfolio. Under terms of the agreement, TSYS will provide account processing services, risk management, portfolio management and reporting tools to Globalcard, a Mexican-based credit card company.

•	Announced an agreement with PartnersFirst Affinity Services, a division of Torrey Pines Bank, to process its consumer credit card portfolio. In addition to core processing, PartnersFirst will leverage TSYS’ gold-standard technology for online credit card services and instant application; card, statement and letter production; and a full suite of customer care offerings. The partnership between TSYS and PartnersFirst offers consumers a full spectrum of credit card services for the small and mid-sized affinity partner market.

•	Announced the renewal of its agreement with Canadian Tire Financial Services, a division of Canadian Tire Corporation, Limited, to exclusively process its payment cards programs. The multi-year agreement includes Canadian Tire’s MasterCard-branded and private label retail portfolios.

•	Announced the renewal of a long-term agreement with Target Corporation, the operator of Target and SuperTarget stores, to service its REDcard portfolio. The multi-year agreement will include systems processing for Target® Visa® Credit Card, Target Credit CardSM, Target Check CardSM and the Target Business Card®. Target began working with TSYS in 2000 for the launch of its Visa product. TSYS began supporting the Target Credit CardSM portfolio in 2005. Target recently announced that it had

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

•	Announced the development by TSYS Loyalty of an innovative product that calculates points and rewards for customers who subscribe to multiple products with a single financial institution, including direct deposit, credit, mortgage, insurance and Certificate of Deposit accounts. TSYS Enterprise RewardsSM (patent pending) also supports a Web interface, which allows the subscriber to manage their total relationship with a single access point.

•	Announced the successful market launch of what we believe is the industry’s most advanced benefits payments system. Fringe Benefits Management Company, the first third-party administrator to use this innovative solution, offers its subscribers the ability to pay from multiple healthcare tax-advantaged accounts, credit accounts and cash accounts through a single card.
Global
•	Completed a contract to provide Standard Bank of South Africa card issuing, merchant acquiring and related payment services for the multiple countries across Africa in which Standard Bank operates. The South African-based financial services company has a global presence, operating in 18 countries in Africa and 20 countries on other continents, including the key financial centers of Europe, the Americas and Asia.
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
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under FIN 48 at June 30, 2008 is $4.5 million. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s 2007 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2007 were estimated at $591.3 million. These contractual cash obligations include lease payments and software arrangements.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30, 2008 and 2007, respectively:

			% Change
	% of Total Revenues		in Dollar Amounts
	2008	2007	2008 vs. 2007
Revenues:
Electronic payment processing services	50.2%	53.2%	(1.0)%
Merchant acquiring services	13.6	14.0	2.0
Other services	13.3	11.9	16.9

Revenues before reimbursable items	77.1	79.1	2.3
Reimbursable items	22.9	20.9	15.3

Total revenues	100.0	100.0	5.0

Expenses:
Salaries and other personnel expense	30.6	31.6	1.5
Net occupancy and equipment expense	15.5	15.1	8.0
Spin related expenses	0.3	—	nm
Other operating expenses	10.5	11.6	(4.4)

Expenses before reimbursable items	56.9	58.3	2.4
Reimbursable items	22.9	20.9	15.3

Total expenses	79.8	79.2	5.8

Operating income	20.2	20.8	1.8
Nonoperating income	(0.1)	1.1	(108.2)

Income before income taxes, minority interest and equity in income of equity investments	20.1	21.9	(3.6)
Income taxes	7.0	7.7	(4.2)

Income before minority interest and equity in income of equity investments	13.1	14.2	(3.4)
Minority interests in consolidated subsidiaries’ net income	(0.1)	(0.1)	15.9
Equity in income of equity investments	0.1	0.2	(32.2)

Net income	13.1%	14.3%	(4.0)%

nm = not meaningful
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30, 2008 and 2007, respectively:

			% Change
	% of Total Revenues		in Dollar Amounts
	2008	2007	2008 vs. 2007
Revenues:
Electronic payment processing services	51.2%	53.4%	1.9%
Merchant acquiring services	13.5	14.0	1.8
Other services	12.8	12.1	12.5

Revenues before reimbursable items	77.5	79.5	3.5
Reimbursable items	22.5	20.5	16.7

Total revenues	100.0	100.0	6.2

Expenses:
Salaries and other personnel expense	31.3	32.1	3.5
Net occupancy and equipment expense	15.6	15.4	8.1
Spin related expenses	0.9	—	nm
Other operating expenses	10.2	11.6	(7.1)

Expenses before reimbursable items	58.0	59.1	4.2
Reimbursable items	22.5	20.5	16.7

Total expenses	80.5	79.6	7.4

Operating income	19.5	20.4	1.6
Nonoperating income	0.1	1.2	(91.9)

Income before income taxes, minority interest and equity in income of equity investments	19.6	21.6	(3.8)
Income taxes	7.1	7.9	(4.7)

Income before minority interest and equity in income of equity investments	12.5	13.7	(3.2)
Minority interests in consolidated subsidiaries’ net income	(0.1)	(0.1)	(0.4)
Equity in income of equity investments	0.3	0.2	35.1

Net income	12.7%	13.8%	(2.7)%

nm = not meaningful
Revenues
     Total revenues increased $23.0 million and $55.1 million, or 5.0% and 6.2%, respectively, during the three and six months ended June 30, 2008, compared to the same periods in 2007. The increase in revenues for the three and six months ended June 30, 2008 includes an increase of $0.6 million and $2.2 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $8.3 million and $24.7 million, or 2.3% and 3.5%, respectively, during the three and six months ended June 30, 2008, compared to the same periods in 2007.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.
     Total revenues from clients domiciled outside the United States for the three and six months ended June 30, 2008 and 2007, respectively, are summarized below:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2008	2007	% Change	2008	2007	% Change
Europe	$68.3	49.1	39.1	$127.2	95.0	33.9
Canada	31.3	30.8	1.5	62.9	60.8	3.4
Japan	8.1	6.1	34.2	15.6	11.4	36.9
Mexico	4.0	3.3	21.2	7.7	6.5	17.8
Other	6.0	8.4	(28.7)	11.9	15.9	(24.4)

Totals	$117.7	97.7	20.5	$225.3	189.6	18.8

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
Value Added Products and Services
     The Company’s revenues are impacted by the use of optional value added products and services of TSYS’ processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included primarily in electronic payment processing services revenue. For the three months ended June 30, 2008 and 2007, value added products and services represented 12.4% and 13.3%, respectively, of total revenues. For the six months ended June 30, 2008 and 2007, value added products and services represented 12.2% and 13.1%, respectively, of total revenues.
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
     Revenues from major customers for the periods reported are primarily attributable to the North American Services segment and Merchant Services segment.

AOF Data (in millions)

	2008	2007	% Change
At June 30,	372.9	439.2	(15.1)
QTD Average	371.6	433.6	(14.3)
YTD Average	370.9	426.0	(12.9)
AOF by Portfolio Type (in millions)

	2008		2007
At June 30,	AOF	%	AOF	%	% Change
Consumer	211.9	56.8	277.0	63.1	(23.5)
Retail	58.6	15.7	57.3	13.0	2.2
Stored value	31.2	8.4	42.9	9.8	(27.2)
Commercial	41.7	11.2	35.0	8.0	19.3

	2008		2007
At June 30,	AOF	%	AOF	%	% Change
Government services	24.5	6.6	21.9	5.0	11.8
Debit	5.0	1.3	5.1	1.1	(1.5)

Total	372.9	100.0	439.2	100.0	(15.1)

AOF by Geographic Area (in millions)

	2008		2007
At June 30,	AOF	%	AOF	%	% Change
Domestic	289.0	77.5	368.0	83.8	(21.5)
International	83.9	22.5	71.2	16.2	17.8

Total	372.9	100.0	439.2	100.0	(15.1)

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company’s processing clients.
Activity in AOF (in millions)

	June 2007 to	June 2006 to
	June 2008	June 2007
Beginning balance	439.2	366.5
Internal growth of existing clients	39.5	33.1
New clients	30.1	105.5
Purges/Sales	(13.3)	(14.0)
Deconversions	(122.6)	(51.9)

Ending balance	372.9	439.2

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the organic growth of TSYS’ clients and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services decreased $2.3 million, or 1.0%, and increased $8.9 million, or 1.9%, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease for the three months is attributable to deconverted portfolios and the Chase migration to licensing. The increase for the six months is attributable to new business and growth of existing clients.
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

     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring) and majority owned subsidiary GP Network Corporation. Merchant acquiring services revenues for the three and six months ended June 30, 2008 was $65.6 million and $127.2 million, respectively, compared to $64.3 million and $125.0 million for the same periods last year. The increase is attributable to internal growth of transactions of existing clients offset by client deconversions in the terminal distribution business and price compression.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services increased $9.3 million, or 16.9%, and $13.5 million, or 12.5%, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase is attributable to new call center business in the Global Services segment.
Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $14.7 million, or 15.3%, and $30.4 million, or 16.7%, for the three and six months ended June 30, 2008, respectively, compared to the same periods last year. TSYS recognized approximately $44.1 million and $78.9 million of attorney fees and court costs as additional reimbursable items for the three and six months ended June 30, 2008, respectively.
     The majority of reimbursable items relates to the Company’s domestic-based clients and is primarily costs associated with postage and court costs. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Effective May 14, 2007, and then again on May 12, 2008, the United States Postal Service increased the rate of first class mail.
Operating Expenses
     Total expenses increased 5.8% and 7.4% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The fluctuation in expense includes an increase of $1.1 million and $2.5 million for the three and six months ended June 30, 2008, respectively, related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total expenses increased 2.4% and 4.2% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The fluctuation in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three and six months ended June 30:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Salaries	$112,733	103,692	8.7%	$219,339	205,183	6.9%
Employee benefits	20,176	26,242	(23.1)	49,693	53,077	(6.4)
Nonemployee wages	16,918	13,337	26.9	30,728	23,254	32.1
Share-based compensation	5,998	3,548	69.1	9,743	6,596	47.7
Other	3,324	3,867	(14.0)	6,910	6,668	3.6
Less capitalized expenses	(11,483)	(5,154)	122.8	(20,430)	(8,802)	132.1

Total	$147,666	145,532	1.5%	$295,983	285,976	3.5%

     Salaries and other personnel expense increased $2.1 million, or 1.5%, and $10.0 million, or 3.5%, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the higher level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended June 30, 2008 and 2007, the Company accrued $200,000 and $10.7 million, respectively, for performance-based incentives. For the six months ended June 30, 2008 and 2007, the Company accrued $4.6 million and $18.2 million, respectively, for performance-based incentives.
     Prior to the spin-off by Synovus Financial Corp. (Synovus) to its shareholders of all the shares of TSYS held by Synovus, Synovus provided certain administrative services, such as human resources, legal, security and tax preparation and compliance, to TSYS in exchange for a management fee, which is included in other operating expenses, to cover TSYS’ pro rata share of services. With the spin-off, TSYS will begin recruiting employees and assuming these functions during 2008. During this transition period, TSYS will continue to utilize Synovus’ administrative services until these functions are operational within TSYS in exchange for an adjusted management fee based on utilization. As it assumes these functions, the Company expects salaries and other personnel expenses to increase, while other operating expenses decrease. TSYS’ headcount will also increase by approximately 60 people as these administrative services transition.
     Capitalized salaries and personnel expenses increased $6.3 million and $11.6 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, as a result of increased client conversion and implementation activity in the international segment.
     The Company’s salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:
Employee Data:

FTE	2008	2007	% Change
At June 30,	7,582	6,773	11.9
QTD Average	7,572	6,783	11.6
YTD Average	7,388	6,755	9.4
     The majority of the increase in the number of employees in 2008 as compared to 2007 is a result of the expansion of TSYS’ international business.
     Share-based compensation expenses include the impact of expensing the fair value of stock options, as well as expenses associated with nonvested shares. For the three months ended June 30, 2008, share-based compensation was $6.0 million, compared to $3.5 million for the same period in 2007. For the six months ended June 30, 2008, share-based compensation was $9.7 million, compared to $6.6 million for the same period in 2007. The increase is attributable to grants awarded in 2008.
Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expense for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Depreciation and amortization	$29,263	26,931	8.7%	$57,946	54,934	5.5%
Equipment and software rentals	21,164	22,294	(5.1)	41,675	43,131	(3.4)
Repairs and maintenance	12,738	11,274	13.0	25,686	21,547	19.2
Other	11,624	8,779	32.4	22,369	17,015	31.5

Totals	$74,789	69,278	8.0%	$147,676	136,627	8.1%

     Net occupancy and equipment expense increased $5.5 million, or 8.0%, and $11.0 million, or 8.1%, for the three and six months ended June 30, 2008, respectively, over the same periods in 2007.
     Repairs and maintenance increased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, as a result of support for additional software licenses and equipment.

Spin Related Expenses
     In July 2007, Synovus’ Board of Directors appointed a special committee of independent directors to make a recommendation with respect to whether to distribute Synovus’ ownership interest in TSYS to Synovus’ shareholders. As a result, the TSYS Board of Directors formed a special committee of independent TSYS directors to consider the terms of any proposed spin-off by Synovus of its ownership interest in TSYS, including the size of the pre-spin cash dividend. TSYS incurred expenses associated with advisory and legal services in connection with the spin assessment. As the spin-off was finalized and completed, TSYS also incurred expenses for the incremental fair value associated with converting Synovus stock options held by TSYS employees to TSYS options. During the three and six months ended June 30, 2008, the Company incurred approximately $1.3 million and $8.2 million, respectively, of spin related expenses. TSYS expects to incur additional spin related costs in 2008 associated with legal and advisory services, incremental fair value associated with the Synovus stock option conversion and other costs associated with unwinding the different commingled processes that Synovus and TSYS previously shared. TSYS estimates that it will incur approximately $16.0 million of spin related costs in operating expenses in 2008.
Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Third-party data processing services	$10,783	11,348	(5.0)	$20,807	20,711	0.5
Travel and business development	6,361	5,982	6.3	13,346	12,331	8.2
Supplies and stationery	5,973	5,392	10.8	11,341	10,092	12.4
Professional advisory services	7,277	6,839	6.4	10,905	12,403	(12.1)
Amortization of conversion costs	3,209	4,285	(25.1)	6,667	8,140	(18.1)
Court costs associated with debt collection services	4,574	2,647	72.8	6,655	6,917	(3.8)
Amortization of acquisition intangibles	673	928	(27.5)	1,332	1,762	(24.4)
Service level quality expenses	(806)	1,229	(165.6)	(541)	437	nm
Terminal deployment costs	105	124	(15.6)	241	124	94.7
Management fees	37	2,270	(98.4)	72	4,542	(98.4)
Bad debt (recoveries) expense	231	123	87.7	(1,331)	190	nm
Other	12,601	12,201	3.3	26,692	25,858	3.2

Totals	$51,018	53,368	(4.4)	$96,186	103,507	(7.1)

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
     Other operating expenses for the three and six months ended June 30, 2008 decreased $2.3 million, or 4.4%, and $7.3 million, or 7.1%, respectively, as compared to the same periods in 2007. The decrease in operating expenses is primarily the result of the decrease in management fees due to the transitioning away from administrative services previously supplied by Synovus. The decrease in the amount of service level quality expenses is associated with changes in estimates for processing errors and contractual contingencies as a result of the Company’s improved level of service.

Operating Income
     Operating income increased 1.8% and 1.6% for the three and six months ended June 30, 2008, respectively, over the same periods in 2007. The Company’s operating profit margin for the three and six months ended June 30, 2008 was 20.2% and 19.5%, respectively, compared to 20.8% and 20.4% for the same periods last year. TSYS’ operating margin decreased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, as the result of spin related costs.
Nonoperating Income (Expense)
     Interest income for the three months ended June 30, 2008 was $1.7 million, a decrease of $4.5 million, compared to $6.2 million for the same period in 2007. Interest income for the six months ended June 30, 2008 was $4.3 million, a decrease of $7.4 million, compared to $11.6 million for the same period in 2007. The decrease in interest income is primarily attributable to less cash available to invest primarily due to the payment of the one-time special dividend of $600 million paid in December 2007 associated with the spin-off.
     Interest expense for the three months ended June 30, 2008 was $2.9 million, an increase of $2.5 million compared to $366,000 for the same period in 2007. Interest expense for the six months ended June 30, 2008 was $6.2 million, an increase of $5.6 million compared to $576,000 for the same period in 2007. The increase in interest expense in 2008 compared to 2007 relates to the increased borrowings undertaken by the Company in 2007, primarily associated with paying the one-time special dividend.
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
     For the three months ended June 30, 2008 and 2007, the Company recorded a translation gain of approximately $198,000 and a translation loss of approximately $845,000, respectively, related to intercompany loans and foreign denominated balance sheet accounts. For the six months ended June 30, 2008 and 2007, the Company recorded a translation gain of approximately $2.1 million and a translation loss of approximately $162,000, respectively, related to intercompany loans and foreign denominated balance sheet accounts.
     Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. dollars. For its subsidiaries whose functional currency is something other than the U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S.-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, the Company recorded a foreign currency translation loss of $701,000 and a gain of $240,000 on the Company’s financing for the three and six months ended June 30, 2008, respectively. The balance of these financing arrangements at June 30, 2008 was approximately $10.9 million.
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The Company recorded a net translation gain of approximately $899,000 and $1.9 million for the three and six months ended June 30, 2008, respectively, related to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2008 was approximately $10.0 million, the majority of which is denominated in Euros.

Income Taxes
     TSYS’ effective income tax rate for the three months ended June 30, 2008 was 35.1%, compared to 35.3% for the same period in 2007. TSYS’ effective tax rate for the six months ended June 30, 2008 was 36.0%, compared to 36.6% for the same period in 2007. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has three equity investments located in the United States, Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $668,000 and $985,000 for the three months ended June 30, 2008 and 2007, respectively. TSYS’ share of income from its equity in equity investments was $2.5 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.
Net Income
     Net income for the three months ended June 30, 2008 decreased 4.0%, or $2.6 million, to $63.1 million, or basic and diluted earnings per share of $0.32, compared to $65.7 million, or basic and diluted earnings per share of $0.33, for the same period in 2007. Net income for the six months ended June 30, 2008 decreased 2.7%, or $3.3 million, to $119.7 million, or basic and diluted earnings per share of $0.61, compared to $123.0 million, or basic and diluted earnings per share of $0.63 and $0.62, respectively, for the same period in 2007.
Net Profit Margin
     The Company’s net profit margin for the three months ended June 30, 2008 was 13.1%, compared to 14.3% for the same period last year. The Company’s net profit margin for the six months ended June 30, 2008 was 12.7%, compared to 13.8% for the same period last year. TSYS’ profit margin is impacted by the consolidation of majority-owned subsidiaries. The Company recognizes only its share of net profits from these entities, while consolidating all their revenues, which has the impact of lowering overall net profit margins. TSYS’ net profit margin decreased for the quarter as the result of spin related costs.
Operating Segments
North American Services
     North American Services segment provides electronic payment processing and related services, including debt collection services, to clients primarily based in North America.
     For the second quarter of 2008, total revenues for North American Services segment were $329.2 million, an increase of 1.2%, compared to $325.3 million for the same period last year. Year-to-date total revenues for North American Services segment were $650.7 million, an increase of 2.9%, compared to $632.1 million for the same period last year. The increase is attributable to the increase in reimbursable items, primarily court costs, new clients and internal growth of existing clients, partially offset by the decline in accounts on file and transaction volumes.
     At the end of June 2008, North American Services had 340.8 million accounts on file, a decrease of 18%, compared to 416.7 million accounts on file last year. For the second quarter of 2008, North American Services processed 1.7 billion transactions, a decrease of 34%, compared to 2.6 billion for the same period last year. Excluding the impact of deconverted clients in 2007, transactions processed increased 6%. Through the first six months of 2008, North American Services processed 3.3 billion transactions, a decrease of 34%, compared to 4.9 billion for the same period last year. Excluding the impact of deconverted clients in 2007, transactions processed increased 7%.

     For the second quarter of 2008, North American Services segment’s operating income was $69.1 million, a decrease of 0.7%, compared to $69.6 million for the same period last year. For the six months ended June 30, 2008, North American Services segment’s operating income was $140.2 million, an increase of 6.2%, compared to $132.1 million for the same period last year.
Global Services
     Global Services segment provides electronic payment processing and related services, including debt collection services, to clients primarily based outside the North America region.
     For the second quarter of 2008, total revenues for Global Services segment were $79.6 million, an increase of 31.9%, compared to $60.4 million for the same period last year. Year-to-date total revenues for Global Services segment were $149.0 million, an increase of 28.9%, compared to $115.5 million for the same period last year. The increase is driven by growth in accounts and transactions processed.
     At the end of June 2008, Global Services had 32.1 million accounts on file, an increase of 42%, compared to 22.5 million accounts on file last year. For the second quarter of 2008, Global Services processed 264.5 million transactions, an increase of 28%, compared to 207.2 million for the same period last year. Through the first six months of 2008, Global Services processed 481.9 million transactions, an increase of 20%, compared to 403.2 million for the same period last year.
     For the second quarter of 2008, Global Services segment’s operating income was $11.7 million, an increase of 16.9%, compared to $10.0 million for the same period last year. For the six months ended June 30, 2008, Global Services segment’s operating income was $19.2 million, a decrease of 9.3%, compared to $21.2 million for the same period last year. The decrease in operating income for the six month period is the result of infrastructure costs incurred prior to converting new business late in the first quarter of 2008.
Merchant Services
     Merchant Services segment provides merchant processing and related services to clients primarily based in the United States.
     For the second quarter of 2008, total revenues for Merchant Services segment were $74.3 million, a decrease of 0.2%, compared to $74.5 million for the same period last year. Year-to-date total revenues for Merchant Services segment were $145.1 million, an increase of 2.1%, compared to $142.1 million for the same period last year. During the second quarter of 2008, Merchant Services processed 1.32 billion Point-of-Sale transactions, an increase of 2%, compared to 1.29 billion for the same period last year. Through the first six months of 2008, Merchant Services processed 2.53 billion Point-of-Sale transactions, an increase of 3%, compared to 2.45 billion for the same period last year. Merchant Services segment continues to be impacted by price compression and deconversions.
     For the second quarter of 2008, Merchant Services segment’s operating income was $18.1 million, an increase of 11.0%, compared to $16.3 million. For the six months ended June 30, 2008, Merchant Services segment’s operating income was $33.2 million, an increase of 16.9%, compared to $28.4 million for the same period last year.
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
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three and six months ended June 30, 2008 and 2007, respectively:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Operating income	$97,647	95,916	$184,421	181,595

Net income	$63,084	65,688	$119,698	122,961

Total revenues	$483,113	460,155	$944,835	889,758

Operating margin (as reported)	20.2%	20.8%	19.5%	20.4%

Net profit margin (as reported)	13.1%	14.3%	12.7%	13.8%

Revenue before reimbursable items	$372,375	364,094	$732,416	707,705

Adjusted operating margin	26.2%	26.3%	25.2%	25.7%

Adjusted net profit margin	16.9%	18.0%	16.3%	17.4%

Projected Outlook for 2008
     TSYS expects its 2008 net income to increase between 5-7% as compared to 2007, based on the following assumptions: (1) expenses associated with the spin-off, net of tax, will be $10 million; (2) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its $252 million revolving credit facility; (3) estimated total revenues will increase 6% to 8% in 2008; (4) anticipated growth levels in employment, equipment and other expenses, which are included in 2008 estimates, will be accomplished; (5) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; and (6) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles, and there will be no significant portfolio deconversions.
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
Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2008	2007
Net income	$119,698	122,961
Depreciation and amortization	79,755	76,607
Dividends from equity investments	3,248	2,994
Other noncash items and charges, net	5,788	464
Net change in current and long-term assets and current and long-term liabilities	(33,722)	(83,520)

Net cash provided by operating activities	$174,767	119,506

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the six months ended June 30, 2008, the Company generated $174.8 million in cash from operating activities compared with $119.5 million for the same period last year. The increase in 2008 in net cash provided by operating activities was primarily the result of increased current and long-term liabilities in the current period compared to a decrease in the prior year period.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at June 30, 2008, as compared to December 31, 2007, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.

Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2008	2007
Purchases of property and equipment, net	$(26,296)	(21,438)
Additions to licensed computer software from vendors	(8,598)	(4,810)
Additions to internally developed computer software	(8,332)	(7,458)
Cash used in acquisitions and equity investments, net of cash acquired	(295)	(472)
Additions to contract acquisition costs	(28,417)	(9,542)

Net cash used in investing activities	$(71,938)	(43,720)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $71.9 million in cash for investing activities for the six months ended June 30, 2008, compared to $43.7 million for the same period in 2007. The major uses of cash for investing activities in 2008 was for the addition of equipment and contract acquisition costs. The major use of cash for investing activities in 2007 was for the addition of equipment.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $11.2 million for the three months ended June 30, 2008, bringing the total for 2008 to $28.4 million compared to $9.5 million for the six months ended June 30, 2007. The Company had cash payments for processing rights of approximately $5.4 million and $12.4 million during the three and six months ended June 30, 2008, respectively, compared to $0.5 million and $5.8 million for the same periods last year.
     Conversion cost additions were $16.0 million and $3.7 million for the six months ended June 30, 2008 and 2007, respectively. The increase in the amount of conversion cost additions for 2008, as compared to 2007, is the result of increased activity related to more conversions occurring in 2008 versus 2007.
Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2008	2007
Dividends paid on common stock	$(27,768)	(27,598)
Proceeds from borrowings	2,506	6,805
Repurchase of common stock	(23,594)	—
Principal payments on long-term debt borrowings and capital lease obligations	(6,870)	(1,744)
Other	91	8,981

Net cash used in financing activities	$(55,635)	(13,556)

     The major use of cash for financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2008 was $55.6 million mainly as a result of the payment of dividends and repurchase of TSYS common stock. Net cash used in financing activities for the six months ended June 30, 2007 was $13.6 million mainly as a result of the payment of dividends.
Borrowings
     In June 2008, TSYS Managed Services EMEA, Ltd. borrowed £1.3 million, or approximately $2.5 million, through a short-term note. The interest rate on the note is the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly. The term of the note is one year.

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
     During the six months ended June 30, 2008, TSYS purchased 1 million shares of TSYS common stock. The Company has approximately 7,898,000 shares remaining that could be repurchased under the stock repurchase plan.
Dividends
     Dividends on common stock of $13.9 million were paid during the three months ended June 30, 2008, bringing the total for 2008 to $27.8 million compared to $27.6 million paid during the six months ended June 30, 2007.
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.1:1. At June 30, 2008, TSYS had working capital of $347.8 million compared to $312.8 million at December 31, 2007.
Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies.”

Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ plans to continue to expand its service offerings internationally and expectation that international revenues will continue to grow; (ii) TSYS’ expectation that it will maintain the card processing functions of Capital One for at least five years; (iii) management’s belief that Chase’s discontinuation of its processing agreement will not have a material adverse affect on TSYS and that TSYS will continue to support Chase in processing its commercial portfolio; (iv) TSYS’ belief that Target’s credit facility with Chase will not impact TSYS’ processing relationship with Target; (v) TSYS’ expectation with respect to spin-related costs; (vi) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (vii) TSYS’ expected net income growth for 2008; (viii) TSYS’ belief with respect to lawsuits, claims and other complaints; (ix) the expected financial impact of recent accounting pronouncements; (x) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements, including, with respect to TSYS’ expected increase in net income for 2008: (a) expenses associated with the spin-off will be approximately $10 million net of tax; (b) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its revolving credit facility; (c) estimated total revenues will increase 6% to 8% in 2008; (d) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (e) anticipated growth levels in employment, equipment and other expenses, which are included in 2008 estimates, will be accomplished; and (f) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles, and there will be no significant portfolio deconversions. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
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

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive gain for the three and six months ended June 30, 2008 and 2007, respectively:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Other comprehensive gain	$0.4	2.8	$4.8	2.7
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at June 30, 2008:

(in millions)	June 30, 2008
Europe	$147.9
China	69.0
Mexico	7.0
Japan	4.8
Canada	0.6
Other	15.3
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation gain of approximately $899,000 and $1.9 million for the three and six months ended June 30, 2008, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2008 was approximately $10.0 million, the majority of which is denominated in Euros.
     The Company provides financing to its international operations in Europe and Japan through intercompany loans that require each operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on its financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, TSYS recorded a foreign currency translation loss of $701,000 and a gain of $240,000 on the financing with foreign operations during the three and six months ended June 30, 2008, respectively. The balance of the financing arrangements at June 30, 2008 was approximately $10.9 million.
     A summary of account balances subject to foreign currency exchange rate changes between the local currencies and the U.S. dollar follows:

		Balance at
(in millions)		June 30, 2008
Asset	Cash	$10.0
Liability	Intercompany financing arrangements	(10.9)

	Net account balances	$(0.9)

     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net liability account balance of $0.9 million at June 30, 2008.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$(9)	(43)	(86)	9	43	86
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
     In connection with the formation of TSYS Managed Services EMEA, Ltd. (TSYS Managed Services), both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of June 2008, the balance of the loan from Merchants was approximately £2.0 million, or approximately $3.9 million, payable in total in five years, at an interest rate of the LIBOR plus 2%, with interest payable quarterly.
     In June 2008, TSYS Managed Services EMEA, Ltd. borrowed £1.3 million, or approximately $2.5 million, through a short-term note. The interest rate on the note is the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly. The term of the note is one year.

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2008, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also designed to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended June 30, 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased
(in thousands, except per share data)	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 2008	—	$—	1,602	8,398
May 2008	—	—	1,602	8,398
June 2008	500	24.45	2,102	7,898

Total	500	$24.45

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 4 — Submission of Matters to a Vote of Security Holders
          The annual shareholders’ meeting of Total System Services, Inc. was held April 30, 2008. There were two proposals voted on at the meeting.
          Proposal I voted on at the meeting was the election of five class I directors. Following is a tabulation of votes for each nominee:

		WITHHELD
NOMINEE	VOTES FOR	AUTHORITY TO VOTE
Kriss Cloninger III	160,740,061	8,568,688
G. Wayne Clough	165,508,426	3,800,323
H. Lynn Page	160,522,045	8,786,704
Philip W. Tomlinson	165,216,879	4,091,870
Richard W. Ussery	165,370,057	3,938,692
          Richard E. Anthony, James H. Blanchard, Richard Y. Bradley, Walter W. Driver Jr., Gardiner W. Garrard Jr., Sidney E. Harris, Alfred W. Jones III, Mason H. Lampton, W. Walter Miller Jr., John T. Turner, M. Troy Woods, James D. Yancey and Rebecca K. Yarbrough also continued to serve as directors following the annual shareholders’ meeting.
          Proposal II voted on at the meeting was the ratification of the appointment of KPMG LLP as the Independent Auditor. Following is a tabulation of votes:

FOR	165,889,635
AGAINST	1,884,727
ABSTAIN	1,534,386

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 6 — Exhibits
     a) Exhibits

Exhibit
Number	Description
10.1	Amended and Restated Total System Services, Inc. Deferred Compensation Plan

10.2	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
Date: August 7, 2008	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: August 7, 2008	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.
Exhibit Index

Exhibit Number	Description
10.1	Amended and Restated Total System Services, Inc. Deferred Compensation Plan

10.2	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002