Form 10-Q
period 2008-09-30
TOTAL SYSTEM SERVICES INC
filed 2008-11-05
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: November 5, 2008
Common Stock, $0.10 par value	196,828,728

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents (includes $136.4 million on deposit with a related party at 2007)	$309,004	210,518
Restricted cash (includes $8.2 million on deposit with a related party at 2007)	19,453	29,688
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $8.3 million and $10.1 million at 2008 and 2007, respectively (includes $331 due from a related party at 2007)	260,843	256,970
Deferred income tax assets	36,457	17,152
Prepaid expenses and other current assets	68,875	72,250

Total current assets	694,632	586,578
Property and equipment, net of accumulated depreciation and amortization of $290.5 million and $266.4 million at 2008 and 2007, respectively	283,400	283,138
Computer software, net of accumulated amortization of $414.5 million and $365.6 million at 2008 and 2007, respectively	193,083	205,830
Contract acquisition costs, net	150,845	151,599
Goodwill	141,688	142,545
Equity investments	85,187	80,905
Other intangible assets, net of accumulated amortization of $14.8 million and $12.8 million at 2008 and 2007, respectively	11,599	13,462
Other assets	26,063	14,963

Total assets	$1,586,497	1,479,020

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$70,184	8,648
Current portion of obligations under capital leases	4,030	3,080
Accrued salaries and employee benefits	51,244	85,142
Accounts payable (includes $12 and $281 payable to related parties at 2008 and 2007, respectively)	36,504	41,817
Other current liabilities (includes $11.2 million payable to related parties for 2007)	144,025	135,108

Total current liabilities	305,987	273,795
Long-term debt, excluding current portion	182,148	252,659
Deferred income tax liabilities	72,782	67,428
Obligations under capital leases, excluding current portion	7,062	3,934
Other long-term liabilities	27,707	28,151

Total liabilities	595,686	625,967

Minority interests in consolidated subsidiaries	9,554	8,580

Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 200,360 and 199,660 issued at 2008 and 2007, respectively; 197,676 and 197,965 outstanding at 2008 and 2007, respectively	20,036	19,966
Additional paid-in capital	125,801	104,762
Accumulated other comprehensive income, net	25,235	28,322
Treasury stock, at cost (shares of 2,684 and 1,695 at 2008 and 2007, respectively)	(57,554)	(34,138)
Retained earnings	867,739	725,561

Total shareholders’ equity	981,257	844,473

Total liabilities and shareholders’ equity	$1,586,497	1,479,020

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	September 30,
(in thousands, except per share data)	2008	2007
Revenues:
Electronic payment processing services (includes $1.3 million from related parties for 2007)	$250,066	240,608
Merchant acquiring services	64,540	65,163
Other services (includes $2.4 million from related parties for 2007)	68,193	53,251

Revenues before reimbursable items	382,799	359,022
Reimbursable items (includes $0.6 million from related parties for 2007)	117,593	98,543

Total revenues	500,392	457,565

Expenses:
Salaries and other personnel expense	153,263	144,990
Net occupancy and equipment expense	75,399	68,715
Spin related expenses	1,719	1,692
Other operating expenses (includes $2.4 million to related parties for 2007)	56,510	52,406

Expenses before reimbursable items	286,891	267,803
Reimbursable items	117,593	98,543

Total expenses	404,484	366,346

Operating income	95,908	91,219

Nonoperating income (expense):
Interest income (includes $4.1 million from related parties for 2007)	2,572	6,983
Interest expense	(2,737)	(916)
Gain on foreign currency translation, net	1,092	905
Other (expense) income	(992)	21

Total nonoperating income (expense)	(65)	6,993

Income before income taxes, minority interests and equity in income of equity investments	95,843	98,212
Income taxes	34,229	30,947

Income before minority interests and equity in income of equity investments	61,614	67,265
Minority interests in consolidated subsidiaries’ net income, net of tax	(374)	(484)
Equity in income of equity investments, net of tax	2,834	2,021

Net income	$64,074	68,802

Basic earnings per share	$0.33	0.35

Diluted earnings per share	$0.33	0.35

Weighted average common shares outstanding	196,000	196,740
Increase due to assumed issuance of shares related to common equivalent shares	450	349

Weighted average common and common equivalent shares outstanding	196,450	197,089

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Nine months ended
	September 30,
(in thousands, except per share data)	2008	2007
Revenues:
Electronic payment processing services (includes $4.1 million from related parties for 2007)	$733,765	715,417
Merchant acquiring services	191,806	190,120
Other services (includes $6.8 million from related parties for 2007)	189,645	161,190

Revenues before reimbursable items	1,115,216	1,066,727
Reimbursable items (includes $1.8 million from related parties for 2007)	330,012	280,597

Total revenues	1,445,228	1,347,324

Expenses:
Salaries and other personnel expense	449,246	430,966
Net occupancy and equipment expense	223,075	205,342
Spin related expenses	9,869	1,692
Other operating expenses (includes $7.1 million to related parties for 2007)	152,696	155,913

Expenses before reimbursable items	834,886	793,913
Reimbursable items	330,012	280,597

Total expenses	1,164,898	1,074,510

Operating income	280,330	272,814

Nonoperating income (expense):
Interest income (includes $10.7 million from related parties for 2007)	6,833	18,630
Interest expense	(8,964)	(1,492)
Gain on foreign currency translation, net	3,233	744
Other (expense) income	(278)	79

Total nonoperating income	824	17,961

Income before income taxes, minority interests and equity in income of equity investments	281,154	290,775
Income taxes	101,386	101,442

Income before minority interests and equity in income of equity investments	179,768	189,333
Minority interests in consolidated subsidiaries’ net income, net of tax	(1,322)	(1,435)
Equity in income of equity investments, net of tax	5,326	3,865

Net income	$183,772	191,763

Basic earnings per share	$0.94	0.98

Diluted earnings per share	$0.93	0.97

Weighted average common shares outstanding	196,342	196,641
Increase due to assumed issuance of shares related to common equivalent shares	629	429

Weighted average common and common equivalent shares outstanding	196,971	197,070

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$183,772	191,763
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in consolidated subsidiaries’ net income, net of tax	1,322	1,435
Gain on foreign currency, net	(3,233)	(744)
Equity in income of equity investments, net of tax	(5,326)	(3,865)
Dividends received from equity investments	6,421	2,994
Depreciation and amortization	120,163	114,213
Amortization of debt issuance costs	115	—
Share-based compensation	21,260	9,881
Excess tax benefit from share-based payment arrangements	(82)	(4,022)
Asset impairments	—	1,158
Provisions for bad debt expenses and billing adjustments	2,779	1,612
Charges for transaction processing provisions	1,415	531
Deferred income tax benefit	(12,471)	(6,828)
Loss on disposal of equipment, net	180	497
(Increase) decrease in:
Accounts receivable	(10,701)	(5,627)
Prepaid expenses, other current assets and other long-term assets	(14,722)	(1,041)
Increase (decrease) in:
Accounts payable	(1,150)	6,148
Accrued salaries and employee benefits	(33,770)	(9,341)
Other current liabilities and other long-term liabilities	23,428	(51,286)

Net cash provided by operating activities	279,400	247,478

Cash flows from investing activities:
Purchases of property and equipment, net	(35,502)	(36,420)
Additions to licensed computer software from vendors	(18,614)	(8,194)
Additions to internally developed computer software	(14,976)	(11,749)
Cash used in acquisitions and equity investments	(1,459)	(472)
Subsidiary repurchase of minority interest	(343)	—
Additions to contract acquisition costs	(34,612)	(20,878)

Net cash used in investing activities	(105,506)	(77,713)

Cash flows from financing activities:
Dividends paid on common stock (includes $33.5 million paid to related parties during 2007)	$(41,358)	(41,425)
Subsidiary dividends paid to noncontrolling shareholders	(241)	—
Repurchase of common stock	(23,594)	—
Excess tax benefit from share-based payment arrangements	82	4,022
Principal payments on long-term debt borrowings and capital lease obligations	(11,501)	(3,893)
Proceeds from borrowings	2,506	73,968
Proceeds from exercise of stock options	266	5,258

Net cash (used in) provided by financing activities	(73,840)	37,930

Effect of exchange rate changes on cash and cash equivalents	(1,568)	(3,984)

Net increase in cash and cash equivalents	98,486	203,711
Cash and cash equivalents at beginning of year	210,518	389,123

Cash and cash equivalents at end of period	$309,004	592,834

Cash paid for interest	$8,944	1,492

Cash paid for income taxes, net of refunds	$99,999	143,066

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Total System Services, Inc.® (TSYS® or the Company) include the accounts of TSYS and its wholly-owned subsidiaries and TSYS’ majority owned foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Note 2 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2008	December 31, 2007
Cash and cash equivalents in domestic accounts	$256,205	171,715
Cash and cash equivalents in foreign accounts	52,799	38,803

Total	$309,004	210,518

     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2008	December 31, 2007
Prepaid expenses	$9,545	12,766
Supplies inventory	10,396	8,725
Other	48,934	50,759

Total	$68,875	72,250

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2008	December 31, 2007
Payments for processing rights, net of accumulated amortization of $127.2 million and $108.0 million at 2008 and 2007, respectively	$88,580	96,449
Conversion costs, net of accumulated amortization of $55.5 million and $45.5 million at 2008 and 2007, respectively	62,265	55,150

Total	$150,845	151,599

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $7.5 million and $6.6 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, amortization related to payments for processing rights was $21.2 million and $18.3 million, respectively.
     Amortization expense related to conversion costs was $4.1 million and $3.8 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, amortization related to conversion costs was $10.8 million and $11.9 million, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2008	December 31, 2007
Accrued expenses	$40,475	32,520
Client liabilities	27,494	32,199
Deferred revenues	27,034	25,733
Dividends payable	14,094	13,859
Transaction processing provisions	6,654	8,525
Accrued income taxes	6,119	2,657
Client postage deposits	3,337	4,244
Other	18,818	15,371

Total	$144,025	135,108

Note 3 — Comprehensive Income
     For the three and nine months ended September 30, comprehensive income is summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Net income	$64,074	68,802	183,772	191,763
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(7,908)	2,259	(3,178)	4,934
Change in accumulated OCI related to postretirement healthcare plans	67	—	91	—

Total	$56,233	71,061	180,685	196,697

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2007	Amount	Tax Effect	Net-of-Tax Amount	September 30, 2008
Foreign currency translation adjustments	$29,202	$(2,923)	(255)	$(3,178)	$26,024
Change in accumulated OCI related to postretirement healthcare plans	(880)	157	(66)	91	(789)

Total	$28,322	$(2,766)	(321)	$(3,087)	$25,235

     Consistent with its overall strategy of pursuing international investment opportunities, TSYS adopted the permanent reinvestment exception under Accounting Principles Board Opinion No. 23 (APB 23) “Accounting for Income Taxes — Special Areas,” with respect to future earnings of certain foreign subsidiaries. Its decision to permanently reinvest foreign earnings offshore means TSYS will no longer allocate taxes to foreign currency translation adjustments associated with these foreign subsidiaries accumulated in other comprehensive income.

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
     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other services to card-issuing and merchant acquiring institutions in the United States and internationally. During the second quarter of 2008, TSYS reorganized and renamed its operating segments in a manner that reflects the way the CODM views the business. The new operating segments are North American Services segment, Global Services segment and Merchant Services segment. As part of the reorganization, TSYS reclassified the segment results for TSYS de Mexico from Global Services to North American Services to reflect the change.
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

,(in thousands)	North American	Global	Merchant	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
At September 30, 2008
Identifiable assets	$1,378,606	360,002	169,389	—	$1,907,997
Intersegment eliminations	(320,524)	(960)	(16)	—	(321,500)

Total assets	$1,058,082	359,042	169,373	—	$1,586,497

At December 31, 2007
Identifiable assets	$1,278,403	319,279	189,956	—	$1,787,638
Intersegment eliminations	(305,847)	(1,526)	(1,245)	—	(308,618)

Total assets	$972,556	317,753	188,711	—	$1,479,020

Three months ended September 30, 2008
Revenues before reimbursables	$245,172	85,118	58,357	—	$388,647
Intersegment revenues	(5,205)	(351)	(292)	—	(5,848)

Revenues before reimbursables from external customers	$239,967	84,767	58,065	—	$382,799

Segment total revenues	$345,881	88,090	74,613	—	$508,584
Intersegment revenues	(7,549)	(351)	(292)	—	(8,192)

Revenues from external customers	$338,332	87,739	74,321	—	$500,392

Depreciation and amortization	$23,967	9,658	6,783	—	$40,408

Intersegment expenses	$2,494	(3,012)	(7,638)	—	$(8,156)

Segment operating income	$63,786	16,751	17,090	(1,719)	$95,908

Income before income taxes, minority interest and equity in income of equity investments	$62,948	17,370	17,244	(1,719)	$95,843

Income taxes	$22,742	6,014	6,089	(616)	$34,229

Equity in income of equity investments	$670	2,164	—	—	$2,834

Net income	$40,876	13,146	11,155	(1,103)	$64,074

Three months ended September 30, 2007
Revenues before reimbursables	$242,574	64,148	59,471	—	$366,193
Intersegment revenues	(6,960)	(106)	(105)	—	(7,171)

Revenues before reimbursables from external customers	$235,614	64,042	59,366	—	$359,022

Segment total revenues	$323,973	66,779	76,185	—	$466,937
Intersegment revenues	(9,162)	(106)	(104)	—	(9,372)

Revenues from external customers	$314,811	66,673	76,081	—	$457,565

Depreciation and amortization	$24,581	6,455	6,570	—	$37,606

Intersegment expenses	$3,515	(4,996)	(7,892)	—	$(9,373)

,(in thousands)	North American	Global	Merchant	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
Segment operating income	$62,415	11,542	18,954	(1,692)	$91,219

Income before income taxes, minority interest and equity in income of equity investments	$68,514	12,130	19,260	(1,692)	$98,212

Income taxes	$19,999	4,033	6,915	—	$30,947

Equity in income of equity investments	$1,027	994	—	—	$2,021

Net income	$49,541	8,607	12,346	(1,692)	$68,802

Nine months ended September 30, 2008
Revenues before reimbursables	$730,192	230,107	171,777	—	$1,132,076
Intersegment revenues	(15,099)	(1,040)	(721)	—	(16,860)

Revenues before reimbursables from external customers	$715,093	229,067	171,056	—	$1,115,216

Segment total revenues	$1,010,958	237,816	220,117	—	$1,468,891
Intersegment revenues	(21,902)	(1,040)	(721)	—	(23,663)

Revenues from external customers	$989,056	236,776	219,396	—	$1,445,228

Depreciation and amortization	$73,994	26,150	20,019	—	$120,163

Intersegment expenses	$7,941	(9,201)	(22,332)	—	$(23,592)

Segment operating income	$204,012	35,937	50,250	(9,869)	$280,330

Income before income taxes, minority interest and equity in income of equity investments	$203,126	36,989	50,908	(9,869)	$281,154

Income taxes	$73,013	13,226	18,134	(2,987)	$101,386

Equity in income of equity investments	$1,586	3,740	—	—	$5,326

Net income	$131,700	26,180	32,774	(6,882)	$183,772

Nine months ended September 30, 2007
Revenues before reimbursables	$736,246	175,154	174,160	—	$1,085,560
Intersegment revenues	(17,490)	(701)	(642)	—	(18,833)

Revenues before reimbursables from external customers	$718,756	174,453	173,518	—	$1,066,727

Segment total revenues	$970,666	182,913	218,821	—	$1,372,400
Intersegment revenues	(23,733)	(701)	(642)	—	(25,076)

Revenues from external customers	$946,933	182,212	218,179	—	$1,347,324

Depreciation and amortization	$76,272	17,762	20,179	—	$114,213

Intersegment expenses	$10,052	(11,961)	(23,162)	—	$(25,071)

Segment operating income	$194,474	32,702	47,330	(1,692)	$272,814

Income before income taxes, minority interest and equity in income of equity investments	$211,234	32,562	48,671	(1,692)	$290,775

Income taxes	$73,529	10,441	17,472	—	$101,442

Equity in income of equity investments	$2,768	1,097	—	—	$3,865

Net income	$140,474	21,782	31,199	(1,692)	$191,763

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
     The following geographic data presents revenues for the three and nine months ended September 30, 2008 and 2007, respectively, based on the domicile of the Company’s customers.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
United States	$374.4	352.3	1,094.0	1,052.5
Europe	77.0	56.1	204.1	151.1
Canada	31.8	32.3	94.7	93.1
Japan	7.2	6.3	22.8	17.7
Mexico	3.5	3.6	11.2	10.2
Other	6.5	7.0	18.4	22.7

Total	$500.4	457.6	1,445.2	1,347.3

     The following table reconciles geographic revenues to revenues by reportable segment for the three months ended September 30, 2008 and 2007, respectively, based on the domicile of the Company’s customers.

	North American Services		Global Services		Merchant Services
(in millions)	2008	2007	2008	2007	2008	2007
United States	$300.4	276.1	—	0.5	74.0	75.7
Europe	0.2	0.4	76.8	55.7	—	—
Canada	31.7	32.1	—	—	0.1	0.2
Japan	—	—	7.2	6.3	—	—
Mexico	3.5	3.6	—	—	—	—
Other	2.5	2.6	3.8	4.2	0.2	0.2

Total	$338.3	314.8	87.8	66.7	74.3	76.1

     The following table reconciles geographic revenues to revenues by reportable segment for the nine months ended September 30, 2008 and 2007, respectively, based on the domicile of the Company’s customers.

	North American Services		Global Services		Merchant Services
(in millions)	2008	2007	2008	2007	2008	2007
United States	$875.4	834.7	0.2	0.6	218.4	217.2
Europe	0.7	1.3	203.4	149.8	—	—
Canada	94.3	92.7	—	—	0.4	0.4
Japan	—	—	22.8	17.7	—	—
Mexico	11.2	10.2	—	—	—	—
Other	7.4	8.0	10.4	14.1	0.6	0.6

Total	$989.0	946.9	236.8	182.2	219.4	218.2

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	At	At
	September 30,	December 31,
(in millions)	2008	2007
United States	$208.0	208.3
Europe	68.7	70.3
Japan	2.8	1.9
Other	3.9	2.6

Total	$283.4	283.1

Major Customers
     For the three months ended September 30, 2008, the Company had two major customers which accounted for approximately 27.9%, or $139.5 million, of total revenues. For the three months ended September 30, 2007, these two major customers accounted for approximately 26.1%, or $119.5 million, of total revenues. For the nine months ended September 30, 2008, the Company had two major customers which accounted for approximately 27.8%, or $401.3 million, of total revenues. For the nine months ended September 30, 2007, these two major customers accounted for approximately 24.8%, or $333.7 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North American Services and Merchant Services segments.

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
(in millions)		Total		Total		Total		Total
Revenue	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Client 1	$85.1	17.0	$62.7	13.7	$235.7	16.3	$172.5	12.8
Client 2	54.4	10.9	56.8	12.4	165.6	11.5	161.2	12.0

Totals	$139.5	27.9	$119.5	26.1	$401.3	27.8	$333.7	24.8

Note 5 — Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries, other personnel expenses and spin-related expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2008, share-based compensation was $5.6 million, compared to $3.3 million for the same period in 2007. Included in the $5.6 million amount for 2008 and $3.3 million amount for 2007 is approximately $1.9 million and $1.5 million, respectively, related to expensing the fair value of stock options. For the nine months ended September 30, 2008, share-based compensation was $21.3 million, compared to $9.9 million for the same period in 2007. Included in the $21.3 million amount for 2008 and $9.9 million amount for 2007 is approximately $11.6 million and $4.8 million, respectively, related to expensing the fair value of stock options.
Nonvested Share Awards
     During the first nine months of 2008, the Company issued 697,911 shares of TSYS common stock with a market value of $15.3 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
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
     As of September 30, 2008, there was approximately $18.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.6 years.
     During the first nine months of 2008, TSYS authorized a total grant of 182,816 shares of nonvested stock to two key executives with a performance-vesting schedule (2008 performance-vesting shares). These 2008 performance-vesting shares have seven one-year performance periods (2008-2014) during each of which the Compensation Committee establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance-vesting shares will vest, up to a maximum of 100% of the total grant. Compensation expense for each year’s award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.
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
     As of September 30, 2008, there was approximately $432,000 of total unrecognized compensation cost related to both the 2008 grant and 2005 grant of nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2008.
     On March 31, 2008, TSYS authorized performance based awards that have a market condition calculated on a combination of 2008 earnings per share growth and TSYS’ performance compared to a three-year Total Shareholder Return (2008-2010) versus peers. Vesting of this award will occur on the last day of the three-year market condition valuation period if the participant is still employed on that date. Retirement for purposes of this award is defined as age 62 with 15 years of service, or age 65 regardless of service. The fair value of the award is based on a Monte Carlo simulation as prescribed by Statement of Financial Accounting Standards No. 123 (Revised) (SFAS No. 123R) “Share-Based Payment (Revised).” Although the TSYS Board of Directors authorized the award on March 31, 2008, the final amount of the awards cannot be known until early 2009 due to the discretion that the Compensation Committee has in determining the final terms of the award. The Company has engaged a third-party valuation specialist to ascertain the fair value of this award. The third-party specialist completed the evaluation during the third quarter of 2008 and determined the valuation of the award to be approximately $2.7 million. The award will be amortized through December 2010. Until the award is deemed granted, TSYS will exclude the issuance of these units in reporting shares outstanding from the calculation of basic and diluted EPS (although related compensation expense on these awards are included properly in net income and related EPS calculation).
Stock Option Awards
     During the first nine months of September 2008, the Company granted 771,892 stock options to key TSYS executive officers. The average fair value of the option grant was $9.73 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $23.15; risk-free interest rate of 3.42%; expected volatility of 36.57%; expected term of 8.7 years; and dividend yield of 1.21%.

     As of September 30, 2008, there was approximately $6.9 million of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.3 years.
Earnings Per Share
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 5.9 million common shares for the three and nine months ended September 30, 2008, respectively, and excludes 17,500 and 7,500 common shares for the three and nine months ended September 30, 2007, respectively, because their inclusion would have been anti-dilutive.
Note 6 — Long-Term Debt
     Refer to Note 11 of the Company’s audited financial statements for the year ended December 31, 2007 which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, for a discussion regarding long-term debt.
     In June 2008, TSYS Managed Services EMEA, Ltd. borrowed £1.3 million, or approximately $2.5 million, through a short-term note. At the end of September 2008, the balance of the loan was approximately £1.3 million, or approximately $2.3 million. The interest rate on the note is the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly. The term of the note is one year.
Note 7 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the nine months ended September 30, 2008 and 2007, respectively, are summarized as follows:

(in thousands)	September 30, 2008	September 30, 2007
Payments for processing rights	$15,664	12,760
Conversion costs	18,948	8,118

Total	$34,612	20,878

Nonvested Awards
     During the first nine months of 2008 and 2007, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 5 for more information.
Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $8.2 million during 2008 related to a software enterprise license agreement and storage and other peripheral hardware. The Company acquired software under capital lease obligations in the amount of $4.1 million during 2007 related to a three year software agreement.
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
     The Company has not recorded a liability for guarantees or indemnities in the accompanying condensed consolidated balance sheet since neither a range nor a maximum amount of potential future payments under such guarantees and indemnities is determinable.
Note 10 — Income Taxes
     TSYS is the parent of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2005 and with a few exceptions, the Company is no longer subject to income tax examinations from state and local authorities for years before 2001 and from foreign authorities before 2003. There are currently no Federal tax examinations in progress. However, a number of tax examinations are in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.
     TSYS’ effective tax rate was 35.1% and 31.1% for the three months ended September 30, 2008 and September 30, 2007, respectively. TSYS’ effective tax rate for the nine months ended September 30, 2008 was 35.7%, compared to 34.7% for the same period in 2007. The decreased rate during the September 30, 2007 period was mostly due to the release of FIN 48 reserves as triggered by the favorable settlement of a state audit during the 2007 period.
     TSYS adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return.
     During the three months ended September 30, 2008, TSYS decreased its liability for prior year uncertain income tax positions by a net amount of approximately $0.8 million. This net decrease mostly resulted from decreases in reserves for Federal liabilities due to the expiration of a statute of limitations and decreases in State liabilities due to a recalculation of state uncertain tax positions.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.6 million and $1.3 million as of June 30, 2008 and September 30, 2008, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2008 and September 30, 2008 that, if recognized, would affect the effective tax rates are $4.5 million and $3.9 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $1.2 million and $1.0 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.
Note 11 — Fair Value Measurement
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” Although this statement does not require any new fair value measurements, in certain cases its application has changed previous practice in determining fair value. SFAS No. 157 became effective for the Company beginning January 1, 2008 as it relates to fair value measurements of financial assets and liabilities and certain non-financial assets and liabilities that are recognized at fair value in its financial statements on a recurring basis (at least annually). It will be effective beginning January 1, 2009 for certain other non-financial assets and non-financial liabilities.
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
Note 12 — Cost of Services and Selling, General and Administrative Expenses
     The Company’s operating expenses consists of cost of services and selling, general and administrative expenses. The Company presents these expenses as employment, occupancy and equipment and other expenses. Overall, the Company believes its expenses consist predominately of cost of sales type expenses, while selling, general and administrative expenses are insignificant.
Note 13 — Subsequent Events
Long-term Debt
     On October 31, 2008, the Company repaid its Global Services’ loan that it acquired in August 2007. The loan was scheduled to mature in January 2009. The Company paid £33 million, or approximately $54.1 million. The Company will provide long-term financing to its Global Services segment through an intercompany loan.
     On October 30, 2008, the Company’s Global Services segment obtained a credit agreement from a third-party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is YEN LIBOR plus 80 basis points. The Company initially made a draw of ¥1.5 billion Yen, or approximately $15.1 million.
Acquisition
     The Company acquired Infonox on the Web on November 4, 2008 for approximately $50.0 million, with contingent payments over the next three years of up to $25 million based on performance. The Company has engaged a third-party valuation firm to identify and value acquisition intangibles. Infonox provides payment products on self-service and full-service transaction touch points in the gaming, banking and retail markets. The company delivers, manages, operates and supports services for several large publicly traded companies. The acquisition will add new payment technology and acceptance capabilities. Infonox is based in Sunnyvale, California, with an office in Pune, India, and will be part of TSYS’ Merchant Services segment.

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
     A summary of the financial highlights for 2008, as compared to 2007, is provided below:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and employees)	2008	2007	% Change	2008	2007	% Change
Revenues before reimbursables	$382.8	359.0	6.6%	$1,115.2	1,066.7	4.5%
Total revenues	500.4	457.6	9.4	1,445.2	1,347.3	7.3
Operating income	95.9	91.2	5.1	280.3	272.8	2.8
Net income	64.1	68.8	(6.9)	183.8	191.8	(4.2)
Basic earnings per share (EPS)	0.33	0.35	(6.5)	0.94	0.98	(4.0)
Diluted EPS	0.33	0.35	(6.6)	0.93	0.97	(4.1)
Cash flows from operating activities	104.6	128.0	(18.2)	279.4	247.5	12.9
Other:
Average accounts on file (AOF)	365.5	384.3	(4.9)	369.1	412.1	(10.4)
Cardholder transactions processed	1,965.1	2,177.6	(9.8)	5,723.3	7,519.8	(23.9)
Average full-time equivalent employees (FTE)	7,761	6,751	15.0	7,519	6,752	11.4
     Significant highlights for 2008 include:
Corporate
•	Announced the launch of ingenuity in action: n>genSM, a new business paradigm that makes it easy for TSYS clients to efficiently and thoroughly manage all their complex payments-related business needs with point-and-click ease. n>gen is not a new platform and use of n>gen will not require conversion to a new platform — it adds a new level of business intelligence made available through analytical-based services, giving institutions a “total” view of their portfolios to make actionable, well-informed decisions on growth opportunities and overall risk.
North American
•	Signed a multi-year commercial and consumer credit card processing agreement with First Citizens Bank of Raleigh, North Carolina. TSYS also provides merchant acquiring services to First Citizens.

•	Signed a multi-year agreement with Banco Wal-Mart de México Adelante, S.A. to launch its consumer credit card that includes fraud detection and analytic services.

•	Signed an agreement with Metrofinanciera for the launch of a new credit card program in Mexico.

•	Announced a partnership with Paragon Benefits in the roll-out of the My Care CardSM to provide an “off-the-shelf” card product for flexible benefit payment processing.

•	Announced the signing of a payments processing agreement with Globalcard for the launch of its consumer card portfolio. Under terms of the agreement, TSYS will provide account processing services, risk management, portfolio management and reporting tools to Globalcard, a Mexican-based credit card company.

•	Announced an agreement with PartnersFirst Affinity Services, a division of Torrey Pines Bank, to process its consumer credit card portfolio. In addition to core processing, PartnersFirst will leverage TSYS’ gold-standard technology for online credit card services and instant application; card, statement and letter production; and a full suite of customer care offerings. The partnership between TSYS and PartnersFirst offers consumers a full spectrum of credit card services for the small and mid-sized affinity partner market.

•	Announced the renewal of its agreement with Canadian Tire Financial Services, a division of Canadian Tire Corporation, Limited, to exclusively process its payment cards programs. The multi-year agreement includes Canadian Tire’s MasterCard-branded and private label retail portfolios.

•	Announced the renewal of a long-term agreement with Target Corporation, the operator of Target and SuperTarget stores, to service its REDcard portfolio. The multi-year agreement will include systems processing for Target® Visa® Credit Card, Target Credit CardSM, Target Check CardSM and the Target Business Card®. Target recently announced that it had entered into a $3.6 billion credit facility with Chase Bank USA, N.A. secured by an undivided interest in approximately 47% of its credit card receivables. Based upon information currently available to it, TSYS believes that, even after the creation of this credit facility, Target retains control of its credit card portfolio and the creation of this credit facility does not impact its recently extended processing relationship with Target.

•	Announced the development by TSYS Loyalty of an innovative product that calculates points and rewards for customers who subscribe to multiple products with a single financial institution, including direct deposit, credit, mortgage, insurance and Certificate of Deposit accounts. TSYS Enterprise RewardsSM (patent pending) also supports a Web interface, which allows the subscriber to manage their total relationship with a single access point.

•	Announced the successful market launch of what we believe is the industry’s most advanced benefits payments system. Fringe Benefits Management Company, the first third-party administrator to use this innovative solution, offers its subscribers the ability to pay from multiple healthcare tax-advantaged accounts, credit accounts and cash accounts through a single card.
Global
•	Signed a multi-year agreement to service approximately 3 million private-label store accounts for Argos and Homebase retail brands that are part of Home Retail Group, the UK’s leading home and general goods retailer.

•	Completed a contract to provide Standard Bank of South Africa card issuing, merchant acquiring and related payment services for the multiple countries across Africa in which Standard Bank operates. The South African-based financial services company has a global presence, operating in 18 countries in Africa and 20 countries on other continents, including the key financial centers of Europe, the Americas and Asia.
Industry
•	Experienced significant market turmoil during the year, especially during the third quarter of 2008. As a result, several financial institutions were acquired or taken over in both private and brokered transactions. Two financial institutions that were acquired or are in the process of being acquired, Washington Mutual and Wachovia, are clients of the Company. The Company is monitoring both situations.
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
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under FIN 48 at September 30, 2008 is $3.9 million. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s 2007 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2007 were estimated at $591.3 million. These contractual cash obligations include lease payments and software arrangements.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended September 30, 2008 and 2007, respectively:

			% Change
	% of Total Revenues		in Dollar Amounts
	2008	2007	2008 vs. 2007
Revenues:
Electronic payment processing services	50.0%	52.6%	3.9%
Merchant acquiring services	12.9	14.2	(1.0)
Other services	13.6	11.7	28.1

Revenues before reimbursable items	76.5	78.5	6.6
Reimbursable items	23.5	21.5	19.3

Total revenues	100.0	100.0	9.4

Expenses:
Salaries and other personnel expense	30.6	31.7	5.7
Net occupancy and equipment expense	15.1	15.0	9.7
Spin related expenses	0.3	0.4	1.6
Other operating expenses	11.3	11.4	7.8

Expenses before reimbursable items	57.3	58.5	7.1
Reimbursable items	23.5	21.5	19.3

Total expenses	80.8	80.0	10.4

Operating income	19.2	20.0	5.1
Nonoperating income	0.0	1.5	(100.9)

Income before income taxes, minority interest and equity in income of equity investments	19.2	21.5	(2.4)
Income taxes	6.9	6.8	10.6

Income before minority interest and equity in income of equity investments	12.3	14.7	(8.4)
Minority interests in consolidated subsidiaries’ net income	(0.1)	(0.1)	(22.6)
Equity in income of equity investments	0.6	0.4	40.3

Net income	12.8%	15.0%	(6.9)%

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended September 30, 2008 and 2007, respectively:

			% Change
	% of Total Revenues		in Dollar Amounts
	2008	2007	2008 vs. 2007
Revenues:
Electronic payment processing services	50.8%	53.1%	2.6%
Merchant acquiring services	13.3	14.1	0.9
Other services	13.1	12.0	17.7

Revenues before reimbursable items	77.2	79.2	4.5
Reimbursable items	22.8	20.8	17.6

Total revenues	100.0	100.0	7.3

Expenses:
Salaries and other personnel expense	31.1	32.0	4.2
Net occupancy and equipment expense	15.4	15.3	8.6
Spin related expenses	0.7	0.1	nm
Other operating expenses	10.6	11.6	(2.1)

Expenses before reimbursable items	57.8	59.0	5.2
Reimbursable items	22.8	20.8	17.6

Total expenses	80.6	79.8	8.4

Operating income	19.4	20.2	2.8
Nonoperating income	0.1	1.3	(95.4)

Income before income taxes, minority interest and equity in income of equity investments	19.5	21.5	(3.3)
Income taxes	7.1	7.5	(0.1)

Income before minority interest and equity in income of equity investments	12.4	14.0	(5.1)
Minority interests in consolidated subsidiaries’ net income	(0.1)	(0.1)	(7.9)
Equity in income of equity investments	0.4	0.3	37.8

Net income	12.7%	14.2%	(4.2)%

nm = not meaningful
Revenues
     The Company generates revenues from the fees that it charges customers for providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for customers through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenue growth was moderated by currency translation impact of foreign operations, as well as doing business in a competitive landscape. Of the total revenue changes of 9.4% for the third quarter of 2008, the Company estimates revenues decreased by a net 1.7% due to foreign currency exposure and pricing, and increased 11.1% for volume changes. Of the total revenue changes of 7.3% for the first nine months of 2008, the Company estimates revenues decreased by a net 1.0% due to foreign currency exposure and pricing, and increased 8.3% for volume changes.
     Total revenues increased $42.8 million and $97.9 million, or 9.4% and 7.3%, respectively, during the three and nine months ended September 30, 2008, compared to the same periods in 2007. The increase in revenues for the three and nine months ended September 30, 2008 includes a decrease of $4.6 million and $2.4 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues increased $23.8 million and $48.5 million, or 6.6% and 4.5%, respectively, during the three and nine months ended September 30, 2008, compared to the same periods in 2007.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.
     Total revenues from clients domiciled outside the United States for the three and nine months ended September 30, 2008 and 2007, respectively, are summarized below:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2008	2007	% Change	2008	2007	% Change
Europe	$77.0	56.1	37.2	$204.1	151.1	35.1
Canada	31.8	32.3	(1.5)	94.7	93.1	1.7
Japan	7.2	6.3	13.1	22.8	17.7	28.4
Mexico	3.5	3.6	(3.8)	11.2	10.2	10.1
Other	6.5	7.0	(6.3)	18.4	22.7	(18.9)

Totals	$126.0	105.3	19.7	$351.2	294.8	19.1

Note: The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting, and therefore, TSYS does not include the revenues of its equity investments in consolidated revenues.
     The increase in revenues in 2008 from clients domiciled outside the United States was a result of acquisitions, internal growth of existing clients, the increased use of value added products and services, and the effects of currency translation. Revenues from clients in certain countries decreased as a result of pricing compression and portfolio deconversions.
     TSYS expects to continue to grow its international revenues in the future through acquisitions, business expansion, new client signings and internal growth.
Value Added Products and Services
     The Company’s revenues are impacted by the use of optional value added products and services of TSYS’ processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included primarily in electronic payment processing services revenue. For the three months ended September 30, 2008 and 2007, value added products and services represented 12.2% and 12.8%, respectively, of total revenues. For the nine months ended September 30, 2008 and 2007, value added products and services represented 12.2% and 13.0%, respectively, of total revenues.
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
AOF Data (in millions)

	2008	2007	% Change
At September 30,	355.5	357.1	(0.5)
QTD Average	365.5	384.3	(4.9)
YTD Average	369.1	412.1	(10.4)

AOF by Portfolio Type (in millions)

	2008		2007
At September 30,	AOF	%	AOF	%	% Change
Consumer	211.1	59.4	197.0	55.2	7.2
Retail	51.1	14.4	47.9	13.4	6.5
Stored value	26.1	7.3	46.3	13.0	(43.8)
Commercial	41.8	11.7	37.5	10.5	11.4
Government services	20.5	5.8	23.2	6.5	(11.5)
Debit	4.9	1.4	5.2	1.4	(5.3)

Total	355.5	100.0	357.1	100.0	(0.5)

AOF by Geographic Area (in millions)

	2008		2007
At September 30,	AOF	%	AOF	%	% Change
Domestic	272.6	76.7	284.5	79.7	(4.2)
International	82.9	23.3	72.6	20.3	14.2

Total	355.5	100.0	357.1	100.0	(0.5)

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company’s processing clients.
Activity in AOF (in millions)

	September 2007 to	September 2006 to
	September 2008	September 2007
Beginning balance	357.1	400.0
Internal growth of existing clients	38.7	32.0
New clients	27.8	71.0
Purges/Sales	(33.1)	(9.6)
Deconversions	(35.0)	(136.3)

Ending balance	355.5	357.1

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the organic growth of TSYS’ clients and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Revenues from electronic payment processing services increased $9.5 million, or 3.9%, and $18.3 million, or 2.6%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase for the three and nine months is attributable to new business and growth of existing clients.
     Two of the Company’s credit card processing clients, Washington Mutual Bank and Wachovia, have recently been acquired, or are in the process of being acquired. Washington Mutual Bank, for which TSYS provides consumer card processing services, was acquired by JP Morgan Chase Bank (Chase) from the FDIC as receiver, and Wachovia, for which TSYS provides consumer and commercial card processing services, is to be acquired by Wells Fargo.
     Chase is a licensee of the Company’s TS2 card processing software and processes its consumer credit card portfolio in-house using that software. Chase has indicated to the Company its desire to migrate the Washington Mutual Bank consumer credit card portfolio from TSYS to its in-house processing platform.
     TSYS provides selected processing services to Wells Fargo, including merchant acquiring and commercial card processing services, but TSYS does not provide consumer credit card processing services to Wells Fargo. TSYS expects to continue to provide commercial card processing services for the Wachovia commercial card portfolio to be acquired by Wells Fargo, but TSYS has had no communication with Wells Fargo about its processing plans for the Wachovia consumer card portfolio.

     Though the Company has long term processing agreements with both Washington Mutual Bank and Wachovia, the Company can not at this time predict if it will ultimately receive the full benefits of the Washington Mutual Bank or the Wachovia processing agreements. The loss of either, or both, of Washington Mutual Bank and Wachovia as processing clients is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows.
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
     Although the revenues associated with the Chase licensing arrangement are lower than the revenues associated with the Chase consumer processing arrangement, management believes the impact should not have a material adverse effect on TSYS’ financial position, results of operations or cash flows, as TSYS has planned and implemented a paring down of the resources dedicated to the consumer portfolio through employee attrition and/or redeployment, as well as through equipment lease expirations. TSYS expects to continue to support Chase in processing its commercial portfolio.
     With the migration to a licensing arrangement and the resulting reduction in revenues, TSYS believes that the revenues from Chase for periods following the migration will represent less than 10% of TSYS’ total consolidated revenues.
Merchant Acquiring Services
     Merchant acquiring services revenues are derived from providing point-of-sale solutions, acquirer systems and integrated support services for financial institutions, independent sales organizations and other merchant acquirers and service providers. Revenues from merchant acquiring services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of retail market segments. Merchant acquiring services’ products and services include: authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale equipment sales and service.
     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring) and majority owned subsidiary GP Network Corporation. Merchant acquiring services revenues for the three and nine months ended September 30, 2008 was $64.5 million and $191.8 million, respectively, compared to $65.2 million and $190.1 million for the same periods last year. The increase is attributable to internal growth of transactions of existing clients offset by client deconversions in the terminal distribution business and price compression.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services increased $14.9 million, or 28.1%, and $28.5 million, or 17.7%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase is attributable to new call center business in the Global Services segment.
Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $19.0 million, or 19.3%, and $49.4 million, or 17.6%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods last year. TSYS recognized approximately $50.8 million and $129.7 million of attorney fees and court costs as additional reimbursable items for the three and nine months ended September 30, 2008, respectively.
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
Operating Expenses
     Total expenses increased 10.4% and 8.4% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The fluctuation in expense includes a decrease of $3.1 million and $0.6 million for the three and nine months ended September 30, 2008, respectively, related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total expenses increased 7.1% and 5.2% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The fluctuation in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three and nine months ended September 30:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Salaries	$116,279	107,601	8.1%	$335,618	312,784	7.3%
Employee benefits	23,486	25,567	(8.1)	73,179	78,644	(6.9)
Nonemployee wages	14,632	12,829	14.1	45,360	36,083	25.7
Share-based compensation	5,162	3,285	57.2	14,905	9,881	50.9
Other	2,508	3,445	(27.2)	9,418	10,113	(6.9)
Less capitalized expenses	(8,804)	(7,737)	13.8	(29,234)	(16,539)	76.8

Total	$153,263	144,990	5.7%	$449,246	430,966	4.2%

     Salaries and other personnel expense increased $8.3 million, or 5.7%, and $18.3 million, or 4.2%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the higher level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended September 30, 2008 and 2007, the Company accrued $1.2 million and $10.2 million, respectively, for performance-based incentives. For the nine months ended September 30, 2008 and 2007, the Company accrued $5.7 million and $28.4 million, respectively, for performance-based incentives.
     Prior to the spin-off by Synovus Financial Corp. (Synovus) to its shareholders of all the shares of TSYS held by Synovus, Synovus provided certain administrative services, such as human resources, legal, security and tax preparation and compliance, to TSYS in exchange for a management fee, which is included in other operating expenses, to cover TSYS’ pro rata share of services. With the spin-off, TSYS began recruiting employees and assuming these functions during 2008. During this transition period, TSYS will continue to utilize Synovus’ administrative services until these functions are operational within TSYS in exchange for an adjusted management fee based on utilization. As it assumes these functions, the Company expects salaries and other personnel expenses to increase, while other operating expenses decrease. TSYS’ headcount has increased by approximately 60 people as these administrative services transition.
     Capitalized salaries and personnel expenses increased $1.1 million and $12.7 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, as a result of increased client conversion and implementation activity in the international segment.
     The Company’s salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:
Employee Data:

(FTE)	2008	2007	% Change
At September 30,	7,772	6,774	14.7
QTD Average	7,761	6,751	15.0
YTD Average	7,519	6,752	11.4
     The majority of the increase in the number of employees in 2008 as compared to 2007 is a result of the expansion of TSYS’ international business.

     Share-based compensation expenses include the impact of expensing the fair value of stock options, as well as expenses associated with nonvested shares. For the three months ended September 30, 2008, share-based compensation was $5.6 million, compared to $3.3 million for the same period in 2007. For the nine months ended September 30, 2008, share-based compensation was $21.3 million, compared to $9.9 million for the same period in 2007. The increase is attributable to grants awarded in 2008.
Net Occupancy and Equipment Expense
     Summarized below are the major components of net occupancy and equipment expense for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Depreciation and amortization	$28,075	26,530	5.8%	$86,021	81,465	5.6%
Equipment and software rentals	22,569	18,896	19.4	64,244	62,026	3.6
Repairs and maintenance	12,972	12,342	5.1	38,658	33,889	14.1
Asset impairments	—	538	nm	—	538	nm
Other	11,783	10,409	13.2	34,152	27,424	24.5

Totals	$75,399	68,715	9.7%	$223,075	205,342	8.6%

nm = not meaningful
     Net occupancy and equipment expense increased $6.7 million, or 9.7%, and $17.7 million, or 8.6%, for the three and nine months ended September 30, 2008, respectively, over the same periods in 2007.
     Repairs and maintenance increased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, as a result of support for additional software licenses and equipment.
Spin Related Expenses
     Spin related expenses consist of expenses associated with the separation from Synovus. In July 2007, Synovus’ Board of Directors appointed a special committee of independent directors to make a recommendation with respect to whether to distribute Synovus’ ownership interest in TSYS to Synovus’ shareholders. As a result, the TSYS Board of Directors formed a special committee of independent TSYS directors to consider the terms of any proposed spin-off by Synovus of its ownership interest in TSYS, including the size of the pre-spin cash dividend. TSYS incurred expenses associated with advisory and legal services in connection with the spin assessment. As the spin-off was finalized and completed, TSYS also incurred expenses for the incremental fair value associated with converting Synovus stock options held by TSYS employees to TSYS options. During the three and nine months ended September 30, 2008, the Company incurred approximately $1.7 million and $9.9 million, respectively, of spin related expenses. TSYS expects to incur additional spin related costs in 2008 associated with legal and advisory services, incremental fair value associated with the Synovus stock option conversion and other costs associated with unwinding the different commingled processes that Synovus and TSYS previously shared. TSYS estimates that it will incur approximately $16.0 million of spin related costs in operating expenses in 2008.
Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Third-party data processing services	$10,349	9,334	10.9	$31,352	30,046	4.3
Travel and business development	5,256	5,907	(11.0)	18,602	18,238	2.0
Supplies and stationery	6,439	4,729	36.2	17,780	14,821	20.0
Professional advisory services	6,017	9,310	(35.4)	16,922	21,713	(22.1)
Amortization of conversion costs	4,127	3,775	9.3	10,794	11,915	(9.4)
Court costs associated with debt collection services	5,504	2,541	nm	12,159	9,458	(28.6)
Amortization of acquisition intangibles	662	704	(6.0)	1,993	2,466	(19.2)
Service level quality expenses	1,956	93	nm	1,415	531	nm
Asset impairments	—	—	—	—	620	nm
Terminal deployment costs	—	93	nm	45	217	(79.3)
Management fees	37	2,251	(98.3)	110	6,792	(98.4)
Bad debt (recoveries) expense	(420)	318	nm	(1,751)	507	nm
Other	16,583	13,351	24.2	43,275	38,589	12.1

Totals	$56,510	52,406	7.8	$152,696	155,913	(2.1)

nm = not meaningful

     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with the Company’s debt collection business. Other operating expenses also include charges for service level quality expenses, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Form 10-K, management’s evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.
     Other operating expenses for the three and nine months ended September 30, 2008 increased $4.1 million, or 7.8%, and decreased $3.2 million, or 2.1%, respectively, as compared to the same periods in 2007. The decrease in operating expenses is primarily the result of the decrease in management fees due to the transitioning away from administrative services previously supplied by Synovus. The increase in the amount of service level quality expenses is associated with changes in estimates for processing errors and contractual contingencies.
Operating Income
     Operating income increased 5.1% and 2.8% for the three and nine months ended September 30, 2008, respectively, over the same periods in 2007. The Company’s operating profit margin for the three and nine months ended September 30, 2008 was 19.2% and 19.4%, respectively, compared to 19.9% and 20.2% for the same periods last year. TSYS’ operating margin decreased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, as the result of spin related costs.
Nonoperating Income (Expense)
     Interest income for the three months ended September 30, 2008 was $2.6 million, a decrease of $4.4 million, compared to $7.0 million for the same period in 2007. Interest income for the nine months ended September 30, 2008 was $6.8 million, a decrease of $11.8 million, compared to $18.6 million for the same period in 2007. The decrease in interest income is primarily attributable to less cash available to invest primarily due to the payment of the one-time special dividend of $600 million paid in December 2007 associated with the spin-off.
     Interest expense for the three months ended September 30, 2008 was $2.7 million, an increase of $1.8 million compared to $916,000 for the same period in 2007. Interest expense for the nine months ended September 30, 2008 was $9.0 million, an increase of $7.5 million compared to $1.5 million for the same period in 2007. The increase in interest expense in 2008 compared to 2007 relates to the increased borrowings undertaken by the Company in 2007, primarily associated with paying the one-time special dividend.
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
     For the three months ended September 30, 2008 and 2007, the Company recorded a translation gain of approximately $1.1 million and $905,000, respectively, related to intercompany loans and foreign denominated balance sheet accounts. For the nine months ended September 30, 2008 and 2007, the Company recorded a translation gain of approximately $3.2 million and $744,000, respectively, related to intercompany loans and foreign denominated balance sheet accounts.
     Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. dollars. For its subsidiaries whose functional currency is something other than the U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S.-dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, the Company recorded a foreign currency translation gain of $180,000 and $420,000 on the Company’s financing for the three and nine months ended September 30, 2008, respectively. The balance of these financing arrangements at September 30, 2008 was approximately $11.0 million.

     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling (BPS). As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The Company recorded a net translation gain of approximately $912,000 and $2.8 million for the three and nine months ended September 30, 2008, respectively, related to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2008 was approximately $20.6 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate for the three months ended September 30, 2008 was 35.1%, compared to 31.1% for the same period in 2007. TSYS’ effective tax rate for the nine months ended September 30, 2008 was 35.7%, compared to 34.7% for the same period in 2007. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has three equity investments located in the United States, Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.8 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively. TSYS’ share of income from its equity in equity investments was $5.3 million and $3.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Net Income
     Net income for the three months ended September 30, 2008 decreased 6.9%, or $4.7 million, to $64.1 million, or basic and diluted earnings per share of $0.33, compared to $68.8 million, or basic and diluted earnings per share of $0.35, for the same period in 2007. Net income for the nine months ended September 30, 2008 decreased 4.2%, or $8.0 million, to $183.8 million, or basic and diluted earnings per share of $0.94 and $0.93, respectively, compared to $191.8 million, or basic and diluted earnings per share of $0.98 and $0.97, respectively, for the same period in 2007.
Net Profit Margin
     The Company’s net profit margin for the three months ended September 30, 2008 was 12.8%, compared to 15.0% for the same period last year. The Company’s net profit margin for the nine months ended September 30, 2008 was 12.7%, compared to 14.2% for the same period last year. TSYS’ profit margin is impacted by the consolidation of majority-owned subsidiaries. The Company recognizes only its share of net profits from these entities, while consolidating all their revenues, which has the impact of lowering overall net profit margins. TSYS’ net profit margin decreased for the quarter as the result of increased interest expense due to long-term debt and decreased for the year as the result of spin related costs.
Operating Segments
North American Services
     North American Services segment provides electronic payment processing and related services, including debt collection services, to clients primarily based in North America.
     For the third quarter of 2008, total revenues for North American Services segment were $338.3 million, an increase of 7.5%, compared to $314.8 million for the same period last year. Year-to-date total revenues for North American Services segment were

$989.1 million, an increase of 4.4%, compared to $946.9 million for the same period last year. The increase is attributable to the increase in reimbursable items, primarily court costs, new clients and internal growth of existing clients, partially offset by the decline in accounts on file and transaction volumes.
     At the end of September 2008, North American Services had 322.6 million accounts on file, a decrease of 3.5%, compared to 334.1 million accounts on file last year. For the third quarter of 2008, North American Services processed 1.7 billion transactions, a decrease of 13.9%, compared to 2.0 billion for the same period last year. Excluding the impact of deconverted clients in 2007, transactions processed increased 4.0%. Through the first nine months of 2008, North American Services processed 5.0 billion transactions, a decrease of 28.0%, compared to 6.9 billion for the same period last year. Excluding the impact of deconverted clients in 2007, transactions processed increased 6.3%. This segment has two major customers.
     For the third quarter of 2008, North American Services segment’s operating income was $63.8 million, an increase of 2.2%, compared to $62.4 million for the same period last year. For the nine months ended September 30, 2008, North American Services segment’s operating income was $204.0 million, an increase of 4.9%, compared to $194.5 million for the same period last year.
Global Services
     Global Services segment provides electronic payment processing and related services to clients primarily based outside the North America region.
     For the third quarter of 2008, total revenues for Global Services segment were $87.7 million, an increase of 31.6%, compared to $66.7 million for the same period last year. Year-to-date total revenues for Global Services segment were $236.8 million, an increase of 29.9%, compared to $182.2 million for the same period last year. The increase is driven by growth in accounts and transactions processed.
     At the end of September 2008, Global Services had 32.9 million accounts on file, an increase of 43.2%, compared to 22.9 million accounts on file last year. For the third quarter of 2008, Global Services processed 272.1 million transactions, an increase of 28.3%, compared to 212.0 million for the same period last year. Through the first nine months of 2008, Global Services processed 754.0 million transactions, an increase of 22.6%, compared to 615.2 million for the same period last year. This segment has two major customers.
     For the third quarter of 2008, Global Services segment’s operating income was $16.8 million, an increase of 45.1%, compared to $11.5 million for the same period last year. For the nine months ended September 30, 2008, Global Services segment’s operating income was $35.9 million, an increase of 9.9%, compared to $32.7 million for the same period last year. The increase in operating income for the nine month period is the result of new processing and related business.
Merchant Services
     Merchant Services segment provides merchant processing and related services to clients primarily based in the United States.
     For the third quarter of 2008, total revenues for Merchant Services segment were $74.3 million, a decrease of 2.3%, compared to $76.1 million for the same period last year. Year-to-date total revenues for Merchant Services segment were $219.4 million, an increase of 0.6%, compared to $218.2 million for the same period last year. During the third quarter of 2008, Merchant Services processed 1.29 billion Point-of-Sale transactions, an increase of 2%, compared to 1.26 billion for the same period last year. Through the first nine months of 2008, Merchant Services processed 3.82 billion Point-of-Sale transactions, an increase of 3%, compared to 3.72 billion for the same period last year. Merchant Services segment continues to be impacted by price compression and deconversions. This segment has one major customer.
     For the third quarter of 2008, Merchant Services segment’s operating income was $17.1 million, a decrease of 9.8%, compared to $19.0 million. For the nine months ended September 30, 2008, Merchant Services segment’s operating income was $50.3 million, an increase of 6.2%, compared to $47.3 million for the same period last year.
Profit Margins and Reimbursable Items
     Management believes that reimbursable items distort operating and net profit margins as defined by generally accepted accounting principles (GAAP). Management evaluates the Company’s operating performance based upon operating and net profit margins excluding reimbursable items, a non-GAAP measure. The non-GAAP financial measure presented by TSYS is utilized by management to better understand and assess TSYS’ operating results and financial performance. TSYS also uses this non-GAAP financial measure to evaluate and assess TSYS’ financial performance against budget. TSYS believes that this non-GAAP financial measure is important to enable investors to understand and evaluate its ongoing operating results.
     TSYS believes that the non-GAAP financial measure is a representative measure of comparative financial performance that reflects the economic substance of TSYS’ current and ongoing business operations. Although non-GAAP financial measures are often used to measure TSYS’ operating results and assess its financial performance, they are not necessarily comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation.
     TSYS believes that its use of this non-GAAP financial measure provides investors with the same key financial performance indicators that are utilized by management to assess TSYS’ operating results, to evaluate the business and to make operational decisions on a prospective, going-forward basis. Hence, management provides disclosure of non-GAAP financial measures in order to allow shareholders and investors an opportunity to see TSYS as viewed by management, to assess TSYS with some of the same tools that management utilizes internally and to be able to compare such information with prior periods.
     Management believes that operating and net profit margins excluding reimbursable items are more useful because reimbursable items do not impact profitability as the Company receives reimbursement for expenses incurred on behalf of its clients. TSYS believes that the presentation of GAAP financial measures alone would not provide its shareholders and investors with the ability to appropriately analyze its ongoing operational results, and therefore expected future results. TSYS therefore believes that inclusion of this non-GAAP financial measure provides investors with more information to help them better understand its financial statements just as management utilizes these non-GAAP financial measures to better understand the business, manage its budget and allocate its resources.
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Operating income	$95,908	91,219	$280,330	272,814

Net income	$64,074	68,802	$183,772	191,763

Total revenues	$500,392	457,565	$1,445,228	1,347,324

Operating margin (as reported)	19.2%	19.9%	19.4%	20.2%

Net profit margin (as reported)	12.8%	15.0%	12.7%	14.2%

Revenue before reimbursable items	$382,799	359,022	$1,115,216	1,066,727

Adjusted operating margin	25.1%	25.4%	25.1%	25.6%

Adjusted net profit margin	16.7%	19.2%	16.5%	18.0%

Projected Outlook for 2008
     TSYS expects its 2008 net income to increase between 5-7% as compared to 2007, based on the following assumptions: (1) expenses associated with the spin-off, net of tax, will be approximately $10 million; (2) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its $252 million revolving credit facility; (3) estimated total revenues will increase 6% to 8% in 2008; (4) anticipated growth levels in employment, equipment and other expenses, which are included in 2008 estimates, will be accomplished; (5) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; and (6) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles, and there will be no significant portfolio deconversions.
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

Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2008	2007
Net income	$183,772	191,763
Depreciation and amortization	120,163	114,213
Dividends from equity investments	6,421	2,994
Other noncash items and charges, net	5,959	(345)
Net change in current and long-term assets and current and long-term liabilities	(36,915)	(61,147)

Net cash provided by operating activities	$279,400	247,478

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the nine months ended September 30, 2008, the Company generated $279.4 million in cash from operating activities compared with $247.5 million for the same period last year. The increase in 2008 in net cash provided by operating activities was primarily the result of increased current and long-term liabilities in the current period compared to a decrease in the prior year period.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at September 30, 2008, as compared to December 31, 2007, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Dividends Received from Equity Investments
     During the first nine months of 2008, the Company received a dividend payment of $3.2 million from TSYS de Mexico, compared to $3.0 million for the same period last year. The Company also received a dividend payment of $3.2 million from CUP Data, its joint venture with China UnionPay Co., Ltd., during the first nine months of 2008.
Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2008	2007
Purchases of property and equipment, net	$(35,502)	(36,420)
Additions to licensed computer software from vendors	(18,614)	(8,194)
Additions to internally developed computer software	(14,976)	(11,749)
Cash used in acquisitions and equity investments, net of cash acquired	(1,459)	(472)
Additions to contract acquisition costs	(34,612)	(20,878)
Other	(343)	—

Net cash used in investing activities	$(105,506)	(77,713)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $105.5 million in cash for investing activities for the nine months ended September 30, 2008, compared to $77.7 million for the same period in 2007. The major uses of cash for investing activities in 2008 was for the addition of equipment and contract acquisition costs. The major use of cash for investing activities in 2007 was for the addition of equipment.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $6.2 million for the three months ended September 30, 2008, bringing the total for 2008 to $34.6 million compared to $20.9 million for the nine months ended September 30, 2007. The Company had cash payments for processing rights of approximately $3.3 million and $15.7 million during the three and nine months ended September 30, 2008, respectively, compared to $6.9 million and $12.8 million for the same periods last year.
     Conversion cost additions were $18.9 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the amount of conversion cost additions for 2008, as compared to 2007, is the result of increased activity related to more conversions occurring in 2008 versus 2007.

Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2008	2007
Dividends paid on common stock	$(41,358)	(41,425)
Proceeds from borrowings	2,506	73,968
Repurchase of common stock	(23,594)	—
Principal payments on long-term debt borrowings and capital lease obligations	(11,501)	(3,893)
Other	107	9,280

Net cash (used in) provided by financing activities	$(73,840)	37,930

     The major use of cash for financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2008 was $73.8 million mainly as a result of the payment of dividends and repurchase of TSYS common stock. Net cash provided by financing activities for the nine months ended September 30, 2007 was $37.9 million mainly as a result of the proceeds from borrowings.
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
     During the nine months ended September 30, 2008, TSYS purchased 1 million shares of TSYS common stock. The Company has approximately 7,898,000 shares remaining that could be repurchased under the stock repurchase plan.
Dividends
     Dividends on common stock of $13.6 million were paid during the three months ended September 30, 2008, bringing the total for 2008 to $41.4 million compared to $41.4 million paid during the nine months ended September 30, 2007.
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

Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.3:1. At September 30, 2008, TSYS had working capital of $388.6 million compared to $312.8 million at December 31, 2007.
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
     In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in Emerging Issues Task Force (EITF) 03-6 (EITF 03-6), “Participating Securities and the Two-Class Method under FASB Statement No. 128, ‘Earnings per Share,’” and therefore should be included in computing earnings per share (EPS) using the two-class method.
     The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes two or more classes of common stock or common stock and participating securities. It determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for reporting periods beginning after December 15, 2008, and it requires restatement of prior periods. The Company is in the process of evaluating the impact of adopting FSP EITF 03-6-1, and the potential impact of adopting FSP EITF 03-6-1 is not yet determinable, but it is not expected to be material.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3 (FSP FAS 142-3), “Determination of the Useful Life of Intangible Assets.” The guidance in FSP FAS 142-3 is to clarify the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Historical experience (adjusted for entity-specific factors) should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. In the absence of historical experience, market participant assumptions should be used consistent with the highest and best use of the asset (adjusted for entity-specific factors). FSP FAS 142-3 is effective for reporting periods beginning after December 15, 2008. The Company is in the process of evaluating the impact of adopting FSP FAS 142-3, and the potential impact of adopting FSP FAS 142-3 is not yet determinable, but it is not expected to be material.
     In December 2007, the FASB issued an Emerging Issues Task Force No. 07-1(EITF 07-1), “Collaborative Arrangements.” The guidance in EITF 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity and involves two or more parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 is effective for reporting periods beginning after December 15, 2008, and it requires restatement of prior periods for all collaborative arrangements existing as of the effective date. The Company is in the process of evaluating the impact of adopting EITF 07-1, and the potential impact of adopting EITF 07-1 is not yet determinable, but it is not expected to be material.

Forward-Looking Statements
Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that it will continue to provide commercial card processing services for the Wachovia commercial card portfolio to be acquired by Wells Fargo; (ii) TSYS’ expectation that the loss of either, or both, of Washington Mutual Bank and Wachovia as processing clients will not have a material adverse affect on TSYS; (iii) TSYS’ plans to continue to expand its service offerings internationally and expectation that international revenues will continue to grow; (iv) TSYS’ expectation that it will maintain the card processing functions of Capital One for at least five years; (v) management’s belief that Chase’s discontinuation of its processing agreement will not have a material adverse affect on TSYS and that TSYS will continue to support Chase in processing its commercial portfolio; (vi) TSYS’ belief that Target’s credit facility with Chase will not impact TSYS’ processing relationship with Target; (vii) TSYS’ expectation with respect to spin-related costs; (viii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (ix) TSYS’ expected net income growth for 2008; (x) TSYS’ belief with respect to lawsuits, claims and other complaints; (xi) the expected financial impact of recent accounting pronouncements; (xii) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements, including, with respect to TSYS’ expected increase in net income for 2008: (a) expenses associated with the spin-off will be approximately $10 million net of tax; (b) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its revolving credit facility; (c) estimated total revenues will increase 6% to 8% in 2008; (d) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (e) anticipated growth levels in employment, equipment and other expenses, which are included in 2008 estimates, will be accomplished; and (f) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, or any significant impairment of goodwill or other intangibles, and there will be no significant portfolio deconversions. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:
•	revenues that are lower than anticipated;

•	expenses associated with the spin-off are higher than expected;

•	movements in LIBOR are greater than expected and draws on the revolving credit facility are greater than expected;

•	TSYS incurs expenses associated with the signing of a significant client;

•	internal growth rates for TSYS’ existing clients are lower than anticipated;

•	TSYS does not convert and deconvert clients’ portfolios as scheduled;

•	adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	continued consolidation and turmoil in the financial services industry, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and the seizure by federal banking regulators of TSYS clients;

•	TSYS is unable to control expenses and increase market share, both domestically and internationally;

•	adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism;

•	TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending;

•	the impact of potential and completed acquisitions, including the costs associated therewith and their being more difficult to integrate than anticipated;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce;

•	changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of its products;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	no material breach of security of any of our systems;

•	overall market conditions;

•	the loss of a major supplier;

•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and

•	TSYS’ ability to manage the foregoing and other risks.
     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive (loss) gain for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Other comprehensive (loss) gain	$(7.9)	2.3	$(3.1)	4.9
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at September 30, 2008:

(in millions)	September 30, 2008
Europe	$150.5
China	69.0
Mexico	7.1
Japan	3.4
Canada	0.9
Other	16.0
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and BPS. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation gain of approximately $912,000 and $2.8 million for the three and nine months ended September 30, 2008, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2008 was approximately $20.6 million, the majority of which is denominated in Euros.
     The Company provides financing to its international operations in Europe and Japan through intercompany loans that require each operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on its financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation. As a result of these financing arrangements, TSYS recorded a foreign currency translation gain of $180,000 and $420,000 on the financing with foreign operations during the three and nine months ended September 30, 2008, respectively. The balance of the financing arrangements at September 30, 2008 was approximately $11.0 million.
     A summary of account balances subject to foreign currency exchange rate changes between the local currencies and the U.S. dollar follows:

		Balance at
(in millions)		September 30, 2008
Asset	Cash	$20.6
Liability	Intercompany financing arrangements	(11.0)

	Net account balances	$9.6

     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $9.6 million at September 30, 2008.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$96	479	958	(96)	(479)	(958)
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
     In connection with the formation of TSYS Managed Services EMEA, Ltd. (TSYS Managed Services), both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of September 2008, the balance of the loan from Merchants was approximately £2.0 million, or approximately $3.7 million, payable in total in five years, at an interest rate of the LIBOR plus 2%, with interest payable quarterly.
     In June 2008, TSYS Managed Services borrowed £1.3 million, or approximately $2.5 million, through a short-term note. At the end of September 2008, the balance of the loan was approximately £1.3 million, or approximately $2.3 million. The interest rate on the note is the London Interbank Offered Rate (LIBOR) plus 2%, with interest payable quarterly. The term of the note is one year.

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2008, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also designed to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Other than as set forth in the paragraph below, no change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The Company’s TSYS Acquiring subsidiary converted to the Company’s enterprise resource planning system. This new system was implemented for TSYS Acquiring in August 2008. The implementation is expected to materially impact the Company’s internal control over financial reporting by providing more timely financial and accounting information, reducing manual processes and providing a flexible architecture to easily interface with other systems to reduce data entry.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended September 30, 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased
(in thousands, except per share data)	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 2008	—	$—	2,102	7,898
August 2008	—	—	2,102	7,898
September 2008	—	—	2,102	7,898

Total	—	$—

Item 6 — Exhibits
     a) Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
Date: November 5, 2008	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: November 5, 2008	by:	/s/ James B. Lipham
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