Form 10-K
period 2008-12-31
TOTAL SYSTEM SERVICES INC
filed 2009-02-27
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008
Commission file number 1-10254
TOTAL SYSTEM SERVICES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1493818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One TSYS Way Columbus, Georgia (Address of principal executive offices)	31901 (Zip Code)
(Registrant’s telephone number, including area code) (706) 649-2310
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	New York Stock Exchange
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
     YES ☐                                                                                NO ☑
     As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,163,750,000 based on the closing sale price as reported on the New York Stock Exchange.
     As of February 19, 2009, there were 197,273,497 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2008 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2009 Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2009 (“Proxy Statement”)	Part III

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

     The services we provide are divided into three operating segments, North America Services, which accounted for 68.7% of our revenues in 2008, Global Services, which accounted for 16.2% of our revenues in 2008, and Merchant Services, which accounted for 15.2% of our revenues in 2008. In addition, a new cost center, spin-related costs, was added for 2007 and 2008 to include information regarding the spin-off by Synovus Financial Corp. (“Synovus”) to its shareholders of all of the shares of TSYS stock formerly owned by Synovus on December 31, 2007. See Note 23 of Notes to Consolidated Financial Statements on pages 81 and 82 of the Annual Report which is incorporated in this document by reference for additional information about the spin-off.
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
     Major Customers. A significant amount of our revenues is derived from long-term contracts with large clients, including our major customers during 2008, Bank of America Corporation and Capital One Financial Corporation. For the year ended December 31, 2008, Bank of America Corporation and Capital One Financial Corporation accounted for approximately 11.4% and 16.8%, respectively, of our total revenues. As a result, the loss of Bank of America Corporation or Capital One Financial Corporation, or other large clients, could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customers” and “Operating Segments” under the “Financial Review” Section on pages 28 through 30, and page 38, respectively, and Note 20 on pages 76 through 79 of the Annual Report which are incorporated in this document by reference.
     Competition. We encounter vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately three vendors. We believe that as of December 31, 2008 we are the largest third party card processor in the United States. In addition, we compete with in house processors and software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing and bankcard computer service firms and other such third party vendors located throughout the United States and from certain international processors with respect to our Global Services segment. In addition, the card associations and payments networks such as Visa, MasterCard and Discover are increasingly offering products and services that compete with our products and services. Based upon available market share data that includes cards processed in house, we believe that during 2008 42% of the domestic consumer credit card processing market was processed on a

TSYS system (includes licensed TSYS software). We also believe that during 2008 we held an 85% share of the Visa and MasterCard domestic commercial card processing market. With respect to merchant services, we believe that TSYS Acquiring Solutions is the second largest processor of merchant accounts and holds an approximately 27% market share of all bankcard accepting merchant locations in the U.S.
     Our major competitor in the card processing industry is First Data Resources, LLC, a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between us and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and servicing capability. Certain other subsidiaries of First Data Corporation also compete with us with respect to the provision of merchant services.
     Backlog of Accounts. As of December 31, 2008, we had a pipeline of approximately 8.9 million accounts associated with new clients. All but approximately 1.2 million of these accounts are expected to be converted during 2009.
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
     Aspects of our business are also subject to privacy regulation in the United States, the European Union and elsewhere. For example, in the United States, we and our financial institution clients are respectively subject to the Federal Trade Commission’s and the federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking agencies. As part of their compliance with these requirements, each of our U.S. financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers. In addition, one of our subsidiaries, TSYS Total Debt Management, Inc., is subject to the Fair Debt Collection Practices Act and various similar state laws in connection with its collections activity on behalf of certain of our clients.
     As are all U.S. citizens and U.S. entities, we are subject to regulations imposed by the

U.S. Treasury Office Department of Foreign Assets Control (“OFAC”) which prohibit or restrict financial and other transactions with specified countries, and designated individuals and entities such as terrorists and narcotics traffickers. We have procedures and controls in place which are designed to protect against having direct business dealings with such prohibited countries, individuals or entities. We also have procedures and controls in place which are designed to allow our processing clients to protect against having direct business dealings with such prohibited countries, individuals or entities. However, due to the complexity of the payments systems to which our clients belong, such as MasterCard and Visa, it is possible our computer systems may be used in the processing of transactions involving countries or parties subject to OFAC administered sanctions.
     Employees. As of December 31, 2008, we had 8,110 full-time equivalent employees.
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
     We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance section of our website at www.tsys.com/ir/governance. Copies of these documents are also available in print upon written request to the Corporate Secretary, Total System Services, Inc., One TSYS Way, Columbus, Georgia 31901.
     For more information about our business see the “Financial Overview” Section on pages 18 through 20, the “Financial Review” Section on pages 20 through 45 and Note 1, Note 6, Note 17, Note 20 and Note 22 of Notes to Consolidated Financial Statements on pages 50 through 57, pages 60 and 61, pages 72 and 73, pages 76 through 79, and pages 80 and 81 of the Annual Report which are incorporated in this document by reference.
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

Consolidation among financial institutions, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, or the nationalization or seizure by banking regulators of TSYS clients, could materially impact our financial position and results of operation.
     Consolidation among financial institutions, particularly in the area of credit card operations, continues to be a major risk. Specifically, we face the risk that our clients may merge with entities that are not our clients, our clients may sell portfolios to entities that are not our clients and, based on current economic conditions, our clients may be seized by banking regulators or nationalized, thereby impacting our existing agreements and projected revenues with these clients. Examples of recent consolidations involving TSYS clients include the acquisition by JPMorgan Chase Bank of the assets of Washington Mutual Bank from the FDIC as receiver and the acquisition by Wells Fargo of Wachovia. In addition, consolidation among financial institutions has led to an increasingly concentrated client base at TSYS which results in a changing client mix toward larger clients. Continued consolidations among financial institutions could increase the bargaining power of our current and future clients. Consolidation among financial institutions, the nationalization of financial institutions or the seizure by banking regulators of financial institutions and the resulting loss of any significant client by us could have a material adverse effect on our financial position and results of operations.
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
Deterioration in economic conditions could adversely affect our business.
     A significant portion of our revenues is derived from the number of consumer transactions that we process which may be affected by, among other things, overall economic conditions. General economic conditions in the United States and certain other national economies where we operate continue to show signs of weakening. A reduction in consumer spending through credit and debit card usage could have a material adverse affect on our financial position and results of operations.
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
     We provide services to our clients worldwide and plan to continue to expand our service offerings internationally in the future. As a result, our business and revenues derived from international operations are subject to risk of loss from foreign currency exchange rates, social instability, changes in government policies, unfavorable political or diplomatic developments and changes in legislation related to non-U.S. ownership. We have not entered into foreign exchange forward contracts to mitigate the risks associated with our foreign operations. Any adverse change in one of the factors listed above could impact our plans to continue to expand our business internationally and adversely affect our financial position and results of operations.
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

If we do not anticipate and respond to technological change or changes in industry standards, our services could become obsolete and we could lose our clients.
     Our success depends, in part, on our ability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies. The widespread adoption of new technologies could require us to make substantial expenditures to modify or adopt our existing products and services, and we may not be successful in improving and implementing our processing systems or in achieving market acceptance of these new technologies. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, proprietary technology and systems may become obsolete. Further, if we fail to adopt or develop these new technologies or to adapt our products and services to emerging industry standards, we may lose current and future clients, which could have a material adverse effect on our financial position and results of operations. Our industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our processing systems, products, services and technologies.
Changes in the laws, regulations, credit card association rules or other industry standards affecting our business may impose costly compliance burdens and negatively impact our business.
     There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. A number of regulations impacting the credit card industry were issued during 2008. We cannot predict whether new legislation will be enacted or whether any credit card association rule or other industry standard will change, and if enacted or changed, the effect that it would have on our financial position or results of operations. These changes may require us to incur significant expenses to redevelop our products. Also, failure to comply with laws, rules and regulations or standards to which we are subject could result in fines, sanctions or other penalties, which could have a material adverse affect on our financial position and results of operations, as well as damage our reputation.
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
Security and privacy breaches in our systems and system failures may damage client relations and our reputation.
     The uninterrupted operation of our processing systems and the confidentiality of the client information that resides on our systems is critical to our business. We have security, backup and recovery systems in place, as well as business continuity plans to ensure our systems will not be inoperable. We also have what we believe to be sufficient security around our systems to prevent unauthorized access. Any failures in our security and privacy measures could have a material adverse effect on our financial position and results of operations. We electronically store personal information, such as credit card numbers, about consumers who are customers of our clients. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth could be materially adversely affected. A security or privacy breach or a system failure may:
•	cause our clients to lose confidence in our services;

•	harm our reputation;

•	expose us to financial liability; and

•	increase our expenses from potential remediation costs.
     While we believe we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential client information or our intellectual property or assurance that our use of these applications will be sufficient to address the security and privacy concerns of existing and potential clients.
If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected.
     We are dependent upon the ability and experience of a number of highly skilled technical, management and sales and marketing personnel who have substantial experience with our operations, the rapidly changing transaction processing industry and markets in which we offer our services. It is possible that the loss of the services of one or a combination of our key personnel would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain additional qualified management and technical personnel. Competition for the best people, particularly those individuals with technology experience, is intense. We cannot guarantee that we will continue to attract or retain such personnel.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2008, we and our subsidiaries owned 14 facilities encompassing approximately 1,445,546 square feet and leased 45 facilities encompassing approximately 716,325 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	9	1,345,800	12	290,078
Global Services	2	96,368	26	197,754
Merchant Services	3	3,378	7	228,493
     We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.
     See Note 1, Note 5, Note 17 and Note 20 of Notes to Consolidated Financial Statements on pages 50 through 57, page 60, pages 72 and 73, and pages 76 through 79 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on pages 34 through 36, and page 41, respectively, of the Annual Report which are incorporated in this document by reference.

Item 3. Legal Proceedings
     See Note 17 of Notes to Consolidated Financial Statements on pages 72 and 73 of the Annual Report which is incorporated in this document by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     The “Quarterly Financial Data, Stock Price, Dividend Information” Section under the “Financial Review” Section on page 86, Note 15 of Notes to Consolidated Financial Statements on page 71 and “Stock Performance Graph” on page 87 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 6. Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page 17 of the Annual Report is incorporated in this document by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Financial Overview” and “Financial Review” Sections which are set forth on pages 18 through 45 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income.” The amount of other comprehensive loss, net of tax, related to foreign currency translation for the year ended December 31, 2008 was $35.1 million. The amount of other comprehensive income net of tax, related to foreign currency translation for the years ended December 31, 2007 and 2006 was $7.6 million and $15.9 million, respectively. Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2008:

(in millions)	December 31, 2008

Europe	$146.9
China	68.9
Japan	4.9
Mexico	8.1
Canada	0.8
Other	21.0
     We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on pages 36 and 37 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in Euros and GBP. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation gain of approximately $8.3 million for the year ended December 31, 2008 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2008 was approximately $16.3 million, the majority of which is denominated in Euros.
     We provide financing to our international operation in Europe through an intercompany loan that requires the operation to repay the financing in U.S. dollars. The functional currency of each operation is the respective local currency. As we translate the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on our financial statements. We consider the nature of this loan to be a long-term investment, and as such any upward or downward adjustment is recorded as a gain or loss on foreign currency translation in other comprehensive income.
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2008 was $16.3 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $16.3 million at December 31, 2008.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$163	816	1,633	(163)	(816)	(1,633)
     The foreign currency risks associated with other currencies is not significant.
     Interest Rate Risk. We are also exposed to interest rate risk associated with the investing of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in the short-term interest rates.
     The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The debt obligation’s actual cash flows are denominated in U.S. dollars (US), British Pounds (GBP) and Japanese YEN (YEN), as indicated in parentheses.

At December 31, 2008	Expected maturity date
Liabilities	2009	2010	2011	2012	2013	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate (US)	$6.7	7.0	1.8	—	—	$15.5
Average interest rate	3.95%	3.95%	3.95%			3.9%
Variable Rate (US)	$—	—	—	168.0	—	$168.0
Average interest rate				2.51%		2.51%
Variable Rate (GBP)	$1.9	—	2.9	—	—	$4.8
Average interest rate	8.18%		8.18%			8.18%
Variable Rate (YEN)	$—	—	16.6	—	—	$16.6
Average interest rate			1.81%			1.81%
Item 8. Financial Statements and Supplementary Data
     The “Quarterly Financial Data, Stock Price, Dividend Information” Section, which is set forth on page 86, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Income, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)” Sections, which are set forth on pages 46 through 85 of the Annual Report are incorporated in this document by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that as of December 31, 2008, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also designed to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 84 of the Annual Report, and “Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting),” which is set forth on page 85 of the Annual Report, are incorporated in this document by reference.
     Changes in Internal Control Over Financial Reporting. Other than as set forth in the paragraph below, no change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We transitioned to a new service provider for pay and benefits processing during the fourth quarter of 2008. This new system was implemented in October 2008. The transition is expected to materially impact our internal control over financial reporting by providing more timely financial and accounting information, reducing manual processes and providing a flexible architecture to reduce data entry.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON” — “PROPOSAL 1: ELECTION OF DIRECTORS,”

•	“EXECUTIVE OFFICERS,”

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Committees of the Board.”
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
     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 14, 2008. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION”; and

•	“EXECUTIVE COMPENSATION” – “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table” and the compensation tables and related information which follow the Summary Compensation Table.
     The information included under the heading “Compensation Committee Report” in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information pertaining to equity compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements on page 64 of the Annual Report and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS,” and

•	“PRINCIPAL SHAREHOLDERS.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Independence.”
Item 14. Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT” – “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and “Policy on Audit Committee Pre-Approval.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
          The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 46 through 85 of the Annual Report.
          Consolidated Balance Sheets — December 31, 2008 and 2007.
          Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006.
          Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006.
          Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2008, 2007 and 2006.
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
     2. Financial Statement Schedules
     The following report of independent registered public accounting firm and consolidated financial statement schedule of TSYS are included:
          Report of Independent Registered Public Accounting Firm.
          Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2008, 2007 and 2006.
     All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

          3. Exhibits
          The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.9 through 10.41 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of TSYS, incorporated by reference to Exhibit 3.1 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated October 30, 2008.

10.1	Credit Agreement of TSYS with Bank of America N.A., as Administrative Agent, the Royal Bank of Scotland plc, as Syndication Agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated December 27, 2007.

10.2	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated October 25, 2007.

10.3	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.4	Transition Services Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.5	Employee Matters Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.6	Indemnification and Insurance Matters Agreement by and among

Exhibit
Number	Description

Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.7	Master Confidential Disclosure Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.8	Tax Sharing Agreement by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.9	Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 16, 2000.

10.10	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.11	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

10.12	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.13	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

10.14	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

Exhibit
Number	Description

10.15	Agreement in Connection With Personal Use of Company Aircraft.

10.16	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.17	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.18	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.19	Form of Stock Option Agreement for the Total System Services, Inc. 1992 (renamed 2000) and 2002 Long-Term Incentive Plans, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.20	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.21 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on February 28, 2007.

10.21	Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.22	Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.23	Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.24	Form of Stock Option Agreement for stock option awards under

Exhibit
Number	Description

the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.25	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.26	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.27	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.28	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.29	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.30	Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.30 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.31	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

Exhibit
Number	Description

10.32	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.33	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.34	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.35	Form of Performance-Based Retention Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.36	Form of Revised Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.37	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.38	Form of Performance Share Agreement for performance share awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans.

10.39	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.40	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans for grants made subsequent to January 26, 2009.

10.41	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007.

Exhibit
Number	Description

13.1	Certain specified pages of TSYS’ 2008 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2008 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2008 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

99.2	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2008 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)
     We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Total System Services, Inc.:
Under date of February 26, 2009, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, as contained in the 2008 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
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
/s/ KPMG LLP
Atlanta, Georgia
February 26, 2009

TOTAL SYSTEM SERVICES, INC.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
		Changes in
		allowances, charges to
	Balance at	expenses and changes
	beginning	to other accounts —		Deductions —		Balance at end
	of period	describe		describe		of period
Year ended December 31, 2006:

Provision for doubtful accounts	$7,044	(164	)(1)	(1,209	)(3)	$5,671

	$7,044	(164)		(1,209)		$5,671

Provision for billing adjustments	$5,570	1,779	(1)	(2,046	)(3)	$5,303

	$5,570	1,779		(2,046)		$5,303

Transaction processing provisions — contractual contingencies	$—	1,250	(2)	—	(3)	$1,250

	$—	1,250		—		$1,250

Transaction processing accruals — processing errors	$9,453	9,731	(2)	(7,789	)(3)	$11,395

	$9,453	9,731		(7,789)		$11,395

Year ended December 31, 2007:

Provision for doubtful accounts	$5,671	900	(1)	(1,209	)(3)	$5,362

	$5,671	900		(1,209)		$5,362

Provision for billing adjustments	$5,303	332	(1)	(851	)(3)	$4,784

	$5,303	332		(851)		$4,784

Transaction processing provisions — contractual contingencies	$1,250	(1,250	)(2)	—	(3)	$—

	$1,250	(1,250)		—		$—

Transaction processing accruals — processing errors	$11,395	1,285	(2)	(4,155	)(3)	$8,525

	$11,395	1,285		(4,155)		$8,525

Year ended December 31, 2008:

Provision for doubtful accounts	$5,362	(1,336	)(1), (4)	(1,038	)(3)	$2,988

	$5,362	(1,336)		(1,038)		$2,988

Provision for billing adjustments	$4,784	2,205	(1)	(1,648	)(3)	$5,341

	$4,784	2,205		(1,648)		$5,341

Transaction processing provisions — contractual contingencies	$—	—	(2)	—	(3)	$—

	$—	—		—		$—

Transaction processing accruals — processing errors	$8,525	3,172	(2)	(6,280	)(3)	$5,417

	$8,525	3,172		(6,280)		$5,417

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.

(2)	Amount reflected is the change in transaction processing accruals reflected in other operating expenses.

(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

(4)	Includes $0.3 million of doubtful accounts on November 3, 2008 related to consolidating the financial results of Infonox.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC. (Registrant)
February 26, 2009	By:	/s/ Philip W. Tomlinson
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

/s/ Philip W. Tomlinson	Date: February 26, 2009
Philip W. Tomlinson,
Principal Executive Officer and Chairman of the Board

/s/ M. Troy Woods	Date: February 26, 2009
M. Troy Woods,
President and Director

/s/ James B. Lipham	Date: February 26, 2009
James B. Lipham,
Senior Executive Vice President and Principal Financial Officer

/s/ Dorenda K. Weaver	Date: February 26, 2009
Dorenda K. Weaver,
Chief Accounting Officer

/s/ Richard E. Anthony	Date: February 26, 2009
Richard E. Anthony,
Director

/s/ James H. Blanchard	Date: February 26, 2009
James H. Blanchard,
Director and Chairman of the Executive Committee

/s/ Richard Y. Bradley	Date: February 26, 2009
Richard Y. Bradley,
Director

/s/ Kriss Cloninger III	Date: February 26, 2009
Kriss Cloninger III,
Director

/s/ Walter W. Driver, Jr.	Date: February 26, 2009
Walter W. Driver, Jr.,
Director

/s/ Gardiner W. Garrard, Jr.	Date: February 26, 2009
Gardiner W. Garrard, Jr.,
Director

/s/ Sidney E. Harris	Date: February 26, 2009
Sidney E. Harris,
Director

Date: , 2009
Alfred W. Jones III, Director

/s/ Mason H. Lampton	Date: February 26, 2009
Mason H. Lampton,
Director

/s/ H. Lynn Page	Date: February 26, 2009
H. Lynn Page,
Director

/s/ W. Walter Miller, Jr.	Date: February 26, 2009
W. Walter Miller, Jr.,
Director

/s/ John T. Turner	Date: February 26, 2009
John T. Turner,
Director

/s/ Richard W. Ussery	Date: February 26, 2009
Richard W. Ussery,
Director

/s/ James D. Yancey	Date: February 26, 2009
James D. Yancey,
Director

Date: , 2009
Rebecca K. Yarbrough,
Director