Form 10-Q
period 2009-03-31
TOTAL SYSTEM SERVICES INC
filed 2009-05-07
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AS OF: May 7, 2009 197,160,976 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$271,043	211,365
Restricted cash	32,892	31,128
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $6.6 million and $8.0 million at 2009 and 2008, respectively	240,421	246,767
Deferred income tax assets	14,777	29,615
Prepaid expenses and other current assets	90,826	88,612
Current assets of discontinued operations	28,985	24,570

Total current assets	678,944	632,057
Property and equipment, net of accumulated depreciation and amortization of $286.2 million and $285.9 million at 2009 and 2008, respectively	273,028	279,653
Computer software, net of accumulated amortization of $436.4 million and $423.7 million at 2009 and 2008, respectively	198,504	202,038
Contract acquisition costs, net	129,912	131,568
Goodwill	165,413	165,995
Equity investments	75,027	74,012
Other intangible assets, net of accumulated amortization of $16.4 million and $15.6 million at 2009 and 2008, respectively	16,491	17,452
Other assets	45,136	40,768
Long-term assets of discontinued operations	6,697	7,245

Total assets	$1,589,152	1,550,788

Liabilities
Current liabilities:
Current portion of long-term debt	$8,619	8,575
Current portion of obligations under capital leases	6,954	6,344
Accrued salaries and employee benefits	20,861	46,696
Accounts payable (includes $12 payable to related parties at 2008)	29,177	32,440
Other current liabilities	170,711	131,515
Current liabilities of discontinued operations	18,911	10,998

Total current liabilities	255,233	236,568
Long-term debt, excluding current portion	195,920	196,295
Deferred income tax liabilities	49,674	60,578
Obligations under capital leases, excluding current portion	15,186	13,576
Other long-term liabilities	40,004	40,709
Long-term liabilities of discontinued operations	1,600	2,212

Total liabilities	557,617	549,938

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 200,813 and 200,356 issued at 2009 and 2008, respectively; 197,161 and 196,704 outstanding at 2009 and 2008, respectively	20,080	20,036
Additional paid-in capital	129,074	126,889
Accumulated other comprehensive income, net	(10,383)	(6,627)
Treasury stock, at cost (shares of 3,678 and 3,652 at 2009 and 2008, respectively)	(69,970)	(69,641)
Retained earnings	953,005	920,292

Total shareholders’ equity	1,021,806	990,949

Noncontrolling interests in consolidated subsidiaries	9,729	9,901

Total equity	1,031,535	1,000,850

Total liabilities and equity	$1,589,152	1,550,788

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2009	2008
Revenues:
Electronic payment processing services	$232,119	245,669
Merchant acquiring services	65,477	61,714
Other services	47,850	45,747

Revenues before reimbursable items	345,446	353,130
Reimbursable items	63,487	66,696

Total revenues	408,933	419,826

Expenses:
Salaries and other personnel expense	144,342	145,225
Net technology and facilities expense	73,986	72,255
Spin related expenses	—	6,895
Other operating expenses	49,004	42,659

Expenses before reimbursable items	267,332	267,034
Reimbursable items	63,487	66,696

Total expenses	330,819	333,730

Operating income	78,114	86,096
Nonoperating (expense) income	(1,458)	1,280

Income from continuing operations before income taxes and equity in income of equity investments	76,656	87,376
Income taxes	27,415	32,907

Income from continuing operations before equity in income of equity investments	49,241	54,469
Equity in income of equity investments, net of tax	1,043	2,162

Income from continuing operations, net of tax	50,284	56,631
(Loss) income from discontinued operations, net of tax	(3,343)	233

Net income	46,941	56,864
Net income attributable to noncontrolling interests	(415)	(250)

Net income attributable to TSYS	$46,526	56,614

Basic earnings per share:
Income from continuing operations	$0.26	0.29
(Loss) income from discontinued operations	(0.02)	0.00

Net income	$0.24	0.29

Diluted earnings per share:
Income from continuing operations	$0.26	0.29
(Loss) income from discontinued operations	(0.02)	0.00

Net income	$0.24	0.29

Weighted average common shares outstanding	195,461	196,745
Increase due to assumed issuance of shares related to common equivalent shares	355	561

Weighted average common and common equivalent shares outstanding	195,816	197,306

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$49,869	56,381
(Loss) income from discontinued operations	(3,343)	233

Net income	$46,526	56,614

     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income attributable to TSYS	$46,526	56,614
Adjustments to reconcile net income attributable to TSYS to net cash provided by operating activities:
Net income attributable to the noncontrolling interests in consolidated subsidiaries’ net income, net of tax	415	250
Net loss (gain) on foreign currency	883	(1,943)
Equity in income of equity investments, net of tax	(1,043)	(2,162)
Depreciation and amortization	39,850	39,229
Amortization of debt issuance costs	38	38
Share-based compensation	5,297	7,895
Excess tax benefit from share-based payment arrangements	—	(67)
(Recoveries of) provisions for bad debt expenses and billing adjustments	(394)	2,101
Charges for transaction processing provisions	1,537	265
Deferred income tax benefit	(2,329)	(6,875)
Loss on disposal of equipment, net	7	161
(Increase) decrease in:
Accounts receivable	1,166	(6,140)
Prepaid expenses, other current assets and other long-term assets	(1,743)	2,492
Increase (decrease) in:
Accounts payable	(3,779)	3,426
Accrued salaries and employee benefits	(25,567)	(34,401)
Other current liabilities and other long-term liabilities	37,806	39,116

Net cash provided by operating activities	98,670	99,999

Cash flows from investing activities:
Purchases of property and equipment, net	(2,181)	(14,350)
Additions to licensed computer software from vendors	(5,932)	(2,351)
Additions to internally developed computer software	(5,828)	(2,413)
Cash used in acquisitions	(205)	—
Additions to contract acquisition costs	(10,992)	(17,168)

Net cash used in investing activities	(25,138)	(36,282)

Cash flows from financing activities:
Dividends paid on common stock	(13,779)	(13,858)
Repurchase of common stock	(329)	(11,369)
Excess tax benefit from share-based payment arrangements	—	67
Principal payments on long-term debt borrowings and capital lease obligations	(3,622)	(4,976)
Proceeds from borrowings	2,809	—
Proceeds from exercise of stock options	—	59

Net cash used in financing activities	(14,921)	(30,077)

Effect of exchange rate changes on cash and cash equivalents	(1,084)	(1,509)

Net increase in cash and cash equivalents	57,527	32,131
Cash and cash equivalents at beginning of period	220,018	210,518

Cash and cash equivalents at end of period	$277,545	242,649

Supplemental cash flow information:
Interest paid	$998	3,340

Income taxes (refunds received) paid, net	$(467)	1,095

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Total System Services, Inc.® (TSYS® or the Company) include the accounts of TSYS and its wholly-owned subsidiaries as well as TSYS’ majority owned foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s 2008 Annual Report previously filed on Form 10-K. Results of interim periods are not necessarily indicative of results to be expected for the year.
     As a result of the pending sale of TSYS Total Debt Management, Inc. (TDM) as discussed in Note 2, the Company’s financial statements reflect TDM as discontinued operations. The Company has segregated the net assets, net liabilities and operating results from continuing operations on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Income for all periods presented.
     Certain reclassifications have been made to the 2008 financial statements to conform to the presentation adopted in 2009.
Note 2 — Discontinued Operations
     The Company is in the process of selling TDM. The decision to sell the TDM business was the result of management’s decision to divest non-strategic businesses and focus resources on core products and services. TDM was part of the North America Services segment.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that the TDM business became a discontinued operation in the first quarter of 2009.
     The following table presents the summarized results of discontinued operations for the three months ended March 31, 2009, as compared to 2008:

	Three months ended March 31,
(in millions)	2009	2008	Percent Change
Revenues before reimbursable items	$7.4	6.9	6.4%
Total revenues	66.8	41.9	59.4
Operating (loss) income	(5.3)	0.3	nm
Income taxes	(1.9)	0.1	nm
(Loss) income from discontinued operations, net of tax	(3.3)	0.2	nm

nm = not meaningful
     The Unaudited Condensed Consolidated Statements of Cash Flows will include TDM through the date of disposition.
     The following table presents the quarterly and year-to-date summary of 2008 consolidated financial results for TSYS with TDM classified as discontinued operations:

	Three Months Ended				Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands)	2008	2008	2008	2008	2008

Revenues before reimbursable items	$353,130	363,055	372,703	367,866	$1,456,754
Reimbursable items	66,696	66,575	66,742	64,879	264,892

Total revenues	419,826	429,630	439,445	432,745	1,721,646

Total expenses	333,730	332,782	344,155	342,304	1,352,971

Operating income	86,096	96,848	95,290	90,441	368,675

Nonoperating income	1,280	(429)	(82)	5,003	5,772

Income before income taxes	87,376	96,419	95,208	95,444	374,447

Income taxes	32,907	33,981	34,091	30,227	131,206

Income before equity income	54,469	62,438	61,117	65,217	243,241
Equity income	2,162	1,109	3,062	1,064	7,397

Income from continuing operations, net of tax	56,631	63,547	64,179	66,281	250,638
(Loss) income from discontinued operations, net of tax	233	234	269	302	1,038

Net income	56,864	63,781	64,448	66,583	251,676
Noncontrolling interests	(250)	(697)	(374)	(255)	(1,576)

Net income attributable to TSYS common shareholders	$56,614	63,084	64,074	66,328	$250,100

Note 3 — Fair Value Measurement
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” Although this statement does not require any new fair value measurements, in certain cases its application has changed previous practice in determining fair value. SFAS No. 157 became effective for the Company beginning January 1, 2008 as it relates to fair value measurements of financial assets and liabilities and certain non-financial assets and liabilities that are recognized at fair value in its financial statements on a recurring basis (at least annually). It became effective beginning January 1, 2009 for certain other non-financial assets and non-financial liabilities.
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

     Goodwill and certain intangible assets not subject to amortization are assessed annually for impairment in the second quarter of each year using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
     The estimate of fair value of the Company’s goodwill reporting units is determined using various valuation techniques including using the combination of the income approach and the market approach. The market approach, which contains Level 2 inputs, utilizes readily available market valuation multiples to estimate fair value. The income approach is a valuation technique that utilizes the discounted cash flow (DCF) method which includes Level 3 inputs. Under the DCF method, the fair value of the asset reflects the present value of the projected earnings that will be generated by each asset after taking into account the revenues and expenses associated with the asset, the relative risk that the cash flows will occur, the contribution of other assets, and an appropriate discount rate to reflect the value of the invested capital. Cash flows are estimated for future periods based upon historical data and projections by management.
Note 4 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2009	December 31, 2008
Cash and cash equivalents in domestic accounts	$233,429	149,047
Cash and cash equivalents in foreign accounts	37,614	62,318

Total	$271,043	211,365

     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2009	December 31, 2008
Income taxes receivable	$21,774	23,752
Prepaid expenses	15,260	14,079
Supplies inventory	10,079	9,586
Other	43,713	41,195

Total	$90,826	88,612

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2009	December 31, 2008
Payments for processing rights, net of accumulated amortization of $134.1 million and $126.5 million at 2009 and 2008, respectively	$67,631	73,201
Conversion costs, net of accumulated amortization of $60.0 million and $56.1 million at 2009 and 2008, respectively	62,281	58,367

Total	$129,912	131,568

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $134.1 million and $114.5 million for the three months ended March 31, 2009 and 2008, respectively.
     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $60.0 million and $48.7 million for the three months ended March 31, 2009 and 2008, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2009	December 31, 2008
Client liabilities	$37,294	35,423
Accrued income taxes	34,236	2,808
Deferred revenues	27,793	22,619
Accrued expenses	26,904	27,510
Dividends payable	13,813	13,780
Transaction processing provisions	6,134	5,417
Client postage deposits	3,819	3,772
Other	20,718	20,186

Total	$170,711	131,515

Note 5 — Long-Term Debt
     Refer to Note 11 of the Company’s audited financial statements for the year ended December 31, 2008 which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, for a discussion regarding long-term debt.
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third-party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is London Interbank Offered Rate (LIBOR) plus 80 basis points. In 2008, the Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made another draw down of ¥250 million, or approximately $2.8 million.
Note 6 — Equity and Noncontrolling Interests
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest.
     Below is a summary of the changes in the statement of equity as a result of the adoption of SFAS No. 160 through three months ended March 31, 2009:

	TSYS Shareholders
				Accumulated
				Other
			Additional	Comprehensive			Non-
(in thousands, except	Common Stock		paid-in	Income (Loss)	Treasury	Retained	controlling	Total
per share data)	Shares	Dollars	Capital	(OCI)	Stock	Earnings	Interests	Equity
Balance, December 31, 2008	200,356	$20,036	126,889	(6,627)	(69,641)	920,292	9,901	$1,000,850
Comprehensive income:
Net income						46,526	415	46,941
Other comprehensive income, net of tax:

	TSYS Shareholders
				Accumulated
				Other
			Additional	Comprehensive			Non-
(in thousands, except	Common Stock		paid-in	Income (Loss)	Treasury	Retained	controlling	Total
per share data)	Shares	Dollars	Capital	(OCI)	Stock	Earnings	Interests	Equity
Foreign currency translation				(3,777)			(587)	(4,364)
Change in accumulated OCI related to postretirement healthcare plans				21			—	21

Other comprehensive income				(3,756)			(587)	(4,343)

Comprehensive income								42,598

Common stock issued for nonvested awards	457	44	(44)					—
Share-based compensation			5,281					5,281
Cash dividends and dividend equivalents declared ($0.07 per share)						(13,813)		(13,813)
Purchase of treasury shares					(329)			(329)
Tax shortfalls associated with share-based payment arrangements			(3,052)					(3,052)

Balance, March 31, 2009	200,813	$20,080	129,074	(10,383)	(69,970)	953,005	9,729	$1,031,535

Note 7 — Comprehensive Income
     Comprehensive income is summarized below:

	For the three months ended March 31, 2009			For the three months ended March 31, 2008
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$46,526	415	$46,941	$56,614	250	$56,864
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(3,777)	(587)	(4,364)	4,353	962	5,315
Change in accumulated OCI related to postretirement healthcare plans	21	—	21	12	—	12

Total	$42,770	(172)	$42,598	$60,979	1,212	$62,191

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2008	Amount	Tax Effect	Net-of-Tax Amount	March 31, 2009
Foreign currency translation adjustments	$(5,858)	$(4,308)	531	$(3,777)	$(9,635)
Change in accumulated OCI related to postretirement healthcare plans	(769)	38	(17)	21	(748)

Total	$(6,627)	$(4,270)	514	$(3,756)	$(10,383)

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
Note 8 — Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries, other personnel expenses and spin-related expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended March 31, 2009, share-based compensation was $5.3 million, compared to $7.9 million for the same period in 2008. Included in the $5.3 million amount for 2009 and $7.9 million amount for 2008 is approximately $2.4 million and $5.7 million, respectively, related to expensing the fair value of stock options.
Nonvested Share Awards
     During the first three months of 2009, the Company issued 457,220 shares of TSYS common stock with a market value of $6.0 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
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
     As of March 31, 2009, there was approximately $19.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.4 years.
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
     As of March 31, 2009, there was approximately $846,000 of total unrecognized compensation cost related to both the 2008 grant and 2005 grant of nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2009.

Performance Based Awards
     During the first quarters of 2009 and 2008, respectively, TSYS authorized performance based awards that have a market condition calculated on a combination of earnings per share growth and TSYS’ performance compared to a three-year Total Shareholder Return versus peers. Vesting of the awards will occur on the last day of the three-year market condition valuation period if the participant is still employed on that date. The fair value of these awards is based on a Monte Carlo simulation as prescribed by Statement of Financial Accounting Standards No. 123 (Revised) (SFAS No. 123R) “Share-Based Payment (Revised).” Although authorized by the TSYS Board, the final amount of the awards is not known until the Compensation Committee has determined the final terms of the awards, at which time the award is deemed granted. The March 2008 award was authorized in 2008, however it was not deemed granted until the Compensation Committee determined the final terms of the award in January 2009. Likewise, the January 2009 award was authorized in 2009, however the award will not be deemed granted until the Compensation Committee determines the final terms of the award, which is expected to be in January 2010. The Company engaged a third-party valuation specialist to ascertain the fair value of these awards. The awards will be amortized through the end of the respective three-year periods.
     A summary of the awards authorized in each year is below:

Fair Value
Grant Date
Month	Primary	Secondary		Estimated	Amortized	Retirement	Terms
Authorized	Measure	Measure	Method	Valuation	through	Provision	Determined

February 2009	2009 EPS Growth	Three-year Total Shareholder Return (2009-2012)	Monte Carlo simulation	$4.0 million	December 2011	Age 62 with 15 years of service, or age 65 regardless of service	To be determined (January 2010)

March 2008	2008 EPS Growth	Three-year Total Shareholder Return (2008-2011)	Monte Carlo simulation	$1.0 million	December 2010	Age 62 with 15 years of service, or age 65 regardless of service	January 2009
     Until the awards were deemed granted, TSYS excluded the issuance of these awards in reporting shares outstanding from the calculation of basic and diluted EPS (although related compensation expense on these awards are included properly in net income and related EPS calculation).
Stock Option Awards
     During the first three months of March 2009, the Company granted 1,047,949 stock options to key TSYS executive officers. The average fair value of the option grant was $5.31 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $13.11; risk-free interest rate of 3.19%; expected volatility of 42.00%; expected term of 8.6 years; and dividend yield of 2.14%.
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
     As of March 31, 2009, there was approximately $7.9 million of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.3 years.

Note 9 — Cost of Services and Selling, General and Administrative Expenses
     The Company’s operating expenses consists of cost of services and selling, general and administrative expenses. The Company presents these expenses as employment, technology and facilities and other expenses. Overall, the Company believes its expenses consist predominately of cost of sales type expenses, while selling, general and administrative expenses are insignificant.
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
     TSYS’ effective tax rate was 35.6% and 36.9% for the three months ended March 31, 2009 and March 31, 2008, respectively. The increased rate during the March 31, 2008 period was mostly due to discrete items charged during the 2008 period.
     TSYS adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2009.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.4 million and $1.3 million as of and March 31, 2009 and December 31, 2008, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2009 and December 31, 2008 that, if recognized, would affect the effective tax rates are $4.4 million and $4.3 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $1.1 million and $1.1 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.
Note 11 — Segment Reporting and Major Customers
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
     Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other services to card-issuing and merchant acquiring institutions in the United States and internationally. During the second quarter of 2008, TSYS reorganized and renamed its operating segments in a manner that reflects the way the CODM views the business. The new operating segments are North America Services segment, International Services segment and Merchant Services segment. As part of the reorganization, TSYS reclassified the segment results for TSYS de Mexico from International Services to North America Services to reflect the change.
     During the first quarter of 2009, the Company decided to sell TDM. As a result, TDM is classified as discontinued operations for all periods. TDM was included in the North America Services segment. Refer to Note 2 for more information.
     North America Services includes electronic payment processing services and other services provided from within the North America region. International Services includes electronic payment processing and other services provided from outside the North America region. Merchant Services includes electronic processing and other services provided to merchant acquiring institutions.

(in thousands)	North America	International	Merchant	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
At March 31, 2009
Identifiable assets	$1,451,129	310,787	215,584	—	$1,977,500
Intersegment eliminations	(387,340)	(1,007)	(1)	—	(388,348)

Total assets	$1,063,789	309,780	215,583	—	$1,589,152

(in thousands)	North America	International	Merchant	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
At December 31, 2008
Identifiable assets	$1,416,724	324,313	212,779	—	$1,953,816
Intersegment eliminations	(402,051)	(977)	—	—	(403,028)

Total assets	$1,014,673	323,336	212,779	—	$1,550,788

Three months ended March 31, 2009
Revenues before reimbursable items	$223,782	70,584	58,206	—	$352,572
Intersegment revenues	(5,888)	(845)	(393)	—	(7,126)

Revenues before reimbursable items from external customers	$217,894	69,739	57,813	—	$345,446

Segment total revenues	$268,789	73,802	75,498	—	$418,089
Intersegment revenues	(7,918)	(845)	(393)	—	(9,156)

Revenues from external customers	$260,871	72,957	75,105	—	$408,933

Depreciation and amortization	$23,509	7,706	8,087	—	$39,302

Intersegment expenses	$1,311	(3,062)	(7,405)	—	$(9,156)

Segment operating income	$58,033	6,004	14,077	—	$78,114

Income from continuing operations before income taxes, noncontrolling interest and equity in income of equity investments	$58,055	4,787	13,814	—	$76,656

Income taxes	$19,594	2,877	4,944	—	$27,415

Equity in income of equity investments	$666	377	—	—	$1,043

Income from continuing operations, net of tax	$39,127	2,287	8,870	—	$50,284

Three months ended March 31, 2008
Revenues before reimbursable items	$235,860	67,957	55,129	—	$358,946
Intersegment revenues	(5,231)	(403)	(182)	—	(5,816)

Revenues before reimbursable items from external customers	$230,629	67,554	54,947	—	$353,130

Segment total revenues	$287,012	69,824	70,937	—	$427,773
Intersegment revenues	(7,362)	(403)	(182)	—	(7,947)

Revenues from external customers	$279,650	69,421	70,755	—	$419,826

Depreciation and amortization	$24,732	7,695	6,554	—	$38,981

Intersegment expenses	$2,774	(3,541)	(7,180)	—	$(7,947)

Segment operating income	$70,471	7,446	15,074	(6,895)	$86,096

Income from continuing operations before income taxes, noncontrolling interest and equity in income of equity investments	$70,137	8,750	15,384	(6,895)	$87,376

Income taxes	$26,509	2,914	5,408	(1,924)	$32,907

Equity in income of equity investments	$888	1,274	—	—	$2,162

Income from continuing operations, net of tax	$44,516	7,111	9,976	(4,972)	$56,631

Revenues by Geographic Area
     Revenues for North America Services and Merchant Services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues for International Services include electronic payment processing and other services provided from facilities outside the United States to clients based predominantly outside the United States.
     The following geographic data presents revenues for the three months ended March 31, 2009 and 2008, respectively, based on the domicile of the Company’s customers.

	Three months ended March 31,
(in millions)	2009	2008
United States	$300.4	312.2
Europe	57.8	58.9
Canada	30.6	31.7
Japan	11.1	7.4
Mexico	2.2	3.7
Other	6.8	5.9

Total	$408.9	419.8

     The following table reconciles geographic revenues to revenues by reportable segment for the three months ended March 31, 2009 and 2008, respectively, based on the domicile of the Company’s customers.

	North America Services		International Services		Merchant Services
(in millions)	2009	2008	2009	2008	2009	2008
United States	$225.6	241.7	—	0.1	74.8	70.4
Europe	0.2	0.3	57.6	58.6	—	—
Canada	30.5	31.5	—	—	0.1	0.2
Japan	—	—	11.1	7.4	—	—
Mexico	2.2	3.7	—	—	—	—
Other	2.4	2.4	4.2	3.3	0.2	0.2

Total	$260.9	279.6	72.9	69.4	75.1	70.8

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At March 31, 2009	At December 31, 2008
United States	$207.8	215.5
Europe	55.6	54.1
Japan	3.3	3.5
Other	6.3	6.6

Total	$273.0	279.7

Major Customers
     For the three months ended March 31, 2009, the Company had one major customer which accounted for approximately 12.5%, or $51.3 million, of total revenues. For the three months ended March 31, 2008, this major customer accounted for approximately 13.1%, or $54.8 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.
Note 12 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the three months ended March 31, 2009 and 2008, respectively, are summarized as follows:

(in thousands)	March 31, 2009	March 31, 2008
Payments for processing rights	$2,769	6,984
Conversion costs	8,223	10,184

Total	$10,992	17,168

Nonvested Awards
     During the first three months of 2009 and 2008, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 8 for more information.
Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $4.3 million during 2009 related to storage and other peripheral hardware. The Company acquired software under capital lease obligations in the amount of $5.4 million for the three months ended March 31, 2008 related to a software enterprise license agreement and storage and other peripheral hardware.
Note 13 — Legal Proceedings
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
Note 14 — Guarantees and Indemnifications
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
Note 15 — Business Combinations
Infonox on the Web
     The Company acquired Infonox on the Web (Infonox) on November 4, 2008 for approximately $50.5 million, with contingent payments over the next three years of up to $25 million based on performance. The Company engaged a third-party valuation firm to identify and value acquisition intangibles. Infonox provides payment products on self-service and full-service transaction touch points in the gaming, banking and retail markets. The company delivers, manages, operates and supports services for several large publicly traded companies. The acquisition will add new payment technology and acceptance capabilities. Infonox is based in Sunnyvale, California, with an office in Pune, India.
     The preliminary purchase price allocation is presented below:

(in thousands)
Cash and cash equivalents	$899
Intangible assets	21,500
Goodwill	28,694
Other assets	3,222

Total assets acquired	54,315
Liabilities assumed	3,831

Net assets acquired	$50,484

     Revenues associated with Infonox are included in merchant acquiring services and are included in Merchant Services for segment reporting purposes.
Note 16 — Collaborative Arrangement
     In January 2009, TSYS adopted the Financial Accounting Standards Board (FASB) Emerging Issue Task Force No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements.” EITF 07-1 is effective for reporting periods beginning after December 15, 2008, and it requires restatement of prior periods for all collaborative arrangements existing as of the effective date. Prior to the adoption of EITF 07-1, TSYS used the equity method of accounting for the joint ownership of the aircraft enterprise.
     In December 2007, TSYS acquired for approximately $12.1 million a 45% ownership interest in an enterprise jointly owned with two other entities which operates aircraft for the owners’ internal use. The arrangement allows each entity access to the aircraft and each entity pays for its usage of the aircraft. Each quarter, the net operating results of the enterprise are shared among the owners based on their respective ownership percentage.

     TSYS records its usage of the aircraft and its share of net operating results of the enterprise in Other Operating Expenses. The amounts of expense the Company recorded that is attributable to the collaborative arrangement for the three months ended March 31, 2009 and 2008 is $295,087 and $300,000, respectively.
     The following table illustrates the effect of the retrospective application on its Expenses and Equity income for its collaborative arrangements existing as of the effective date:

	Three Months Ended March 31, 2008
	As
	Previously	Effect of Adoption	Currently
(in thousands)	Reported	of EITF 07-1	Reported
Other operating expenses	$—	300	$300

Total operating expenses	$—	300	$300

Operating profit	$—	$(300)	$(300)
Equity in income of equity investments, net of tax	(300)	300	—

Net income	$(300)	—	$(300)

Note 17 — Earnings Per Share
     In June 2008, the FASB issued a FASB Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, ‘Earnings per Share,’” and therefore should be included in computing EPS using the two-class method. The impact on first quarter 2009 and 2008 EPS (as recast to show retroactive adoption of FSP EITF 03-6-1) does not change basic or diluted EPS.
     The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes two or more classes of common stock or common stock and participating securities. It determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 was effective for reporting periods beginning after December 15, 2008, and it requires restatement of prior periods.
     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 6.8 million common shares for the three months ended March 31, 2009 and excludes 6.3 million common shares for the three months ended March 31, 2008 because their inclusion would have been anti-dilutive.

TOTAL SYSTEM SERVICES, INC.
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Financial Overview
     Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS Total Debt Management, Inc. (TDM) was reported under the North America Services operating segment prior to the Company reflecting it in discontinued operations.
     For a detailed discussion regarding the Company’s Operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     A summary of the financial highlights for 2009, as compared to 2008, is provided below:

	Three months ended March 31,
(in millions, except per share data and employees)	2009	2008	Percent Change
Revenues before reimbursable items	$345.4	353.1	(2.2)%
Total revenues	408.9	419.8	(2.6)
Operating income	78.1	86.1	(9.3)
Net income attributable to TSYS	46.5	56.6	(17.8)

Basic earnings per share (EPS)(1):
Income from continuing operations	0.26	0.29	(10.3)
Net income	0.24	0.29	(17.3)
Diluted EPS(1):
Income from continuing operations	0.26	0.29	(10.2)
Net income	0.24	0.29	(20.0)
Cash flows from operating activities	98.7	100.0	(1.3)
Other:
Average accounts on file (AOF)	349.9	370.2	(5.5)
Cardholder transactions processed	1,481.0	1,589.6	(6.8)
Average full-time equivalent employees (FTE)	8,062	7,245	11.3

(1)	Basic and diluted EPS is computed based on the two-class method in accordance with FSP EITF 03-6-1. The impact on first quarter 2009 and 2008 EPS (as recast to show retroactive adoption of FSP EITF 03-6-1) does not change basic or diluted EPS.
     Significant highlights for 2009 include:
Corporate
•	Announced that TDM, a wholly owned subsidiary involved in the late stage collection and bankruptcy business, was moved from continuing operations to discontinued operations pending the closing of the sale of this subsidiary.
North America
•	Renewed a longstanding relationship with Navy Federal Credit Union to continue offering credit card processing products to members, as a major component of Navy Federal’s consumer and credit card lending operation.

•	Signed an agreement with Unicard Mexico, a wholly owned subsidiary of Unibanco Brasil, one of the world’s top 20 banks and TSYS’ first TS2 card issuing client in Mexico.

•	Incurred a one-time expense related to resolution of a client issue at TDM.
International
•	Announced that TSYS has signed a multi-year contract with Banco Carrefour S.A., to process its hybrid and private label card business in Brazil. The agreement includes an initial launch of a new MasterCard hybrid card in June 2009 which will be followed by the conversion of the existing six million private label cards in early 2010. TSYS will process the cards on its TS Prime multi-client payments processing platform.

•	Reached an agreement with Travel Bank, Inc., a financial services company that is a part of the JTB Group, to process Japan’s first Visa branded Prepaid card in July 2009. Consumers can use the cards to make payments at Visa merchants when traveling overseas or to withdraw cash from Visa ATMs.

•	Began offering merchant payment services to PaySquare in the Benelux, which is TSYS’ first acquirer-processing client to go live in Europe.

•	Announced China UnionPay Data Services Co., Ltd. (CUP Data) (TSYS’ joint venture with China UnionPay) signed two processing agreements. One agreement was with China Postal Savings Bank, China’s fifth largest bank. The other agreement was with Bank of East Asia, Hong Kong’s largest local independent bank and the first foreign bank to launch a card program in China.

•	Introduced its market-leading CentreSuite product to Europe. The commercial card management tool was first launched in North America in 2002 and is now employed by more than 140,000 businesses.
Merchant
•	Announced availability of two new all-in-one point-of-sale (POS) solutions to help small- and mid-sized retailers integrate store operations with the point of purchase. Offered as a complete business-in-a-box, each solution includes quality hardware components and award winning Microsoft software to help retailers manage every aspect of their business.

•	Agreed to partner with mPay Gateway(TM) and Nova Libra to provide point-of-sale payment solutions that meet the needs of healthcare providers and their patients, as well as pharmacies and drug stores.
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
     Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations are set forth in the Company’s forward-looking statements. Negative developments in these or other risk factors could have a material adverse effect on the Company’s financial position, results of operations and cash flows. For a detailed discussion regarding the Company’s risk factors, see “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     For a detailed discussion regarding the Company’s critical accounting policies and estimates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2009.
Related Party Transactions
     The Company believes the terms and conditions of transactions between the Company and its equity investments, Total System Services de México, S.A. de. C.V. (TSYS de México) and CUP Data, are comparable to those which could have been obtained in transactions with unaffiliated parties. The Company’s margins with respect to related party transactions are comparable to margins recognized in transactions with unrelated third parties.

Off-Balance Sheet Arrangements
     Operating Leases: As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.
     Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under FIN 48 at March 31, 2009 is $3.4 million. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s 2008 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2008 were estimated at $458.0 million. These contractual cash obligations include lease payments and software arrangements.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended March 31, 2009 and 2008, respectively:

			Percent Change
	% of Total Revenues		in Dollar Amounts
	2009	2008	2009 vs. 2008
Revenues:
Electronic payment processing services	56.8%	58.5%	(5.5)%
Merchant acquiring services	16.0	14.7	6.1
Other services	11.7	10.9	4.6

Revenues before reimbursable items	84.5	84.1	(2.2)
Reimbursable items	15.5	15.9	(4.8)

Total revenues	100.0	100.0	(2.6)

Expenses:
Salaries and other personnel expense	35.3	34.6	(0.6)
Net technology and facilities expense	18.1	17.2	2.4
Spin related expenses	—	1.6	(100.0)
Other operating expenses	12.0	10.2	14.9

Expenses before reimbursable items	65.4	63.6	0.1
Reimbursable items	15.5	15.9	(4.8)

Total expenses	80.9	79.5	(0.9)

Operating income	19.1	20.5	(9.3)
Nonoperating (expense) income	(0.4)	0.3	nm

Income from continuing operations before income taxes and equity in income of equity investments	18.7	20.8	(12.3)
Income taxes	6.7	7.8	(16.7)

Income from continuing operations before equity in income of equity investments	12.0	13.0	(9.6)
Equity in income of equity investments	0.3	0.5	(51.8)

Income from continuing operations, net of tax	12.3	13.5	(11.2)
(Loss) income from discontinued operations, net of tax	(0.8)	0.1	nm

Net income	11.5	13.6	(17.5)
Net income attributable to the noncontrolling interests	(0.1)	(0.1)	(66.0)

Net income attributable to TSYS	11.4%	13.5%	(17.8)%

nm = not meaningful
Revenues
     The Company generates revenues from the fees that it charges customers for providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for customers through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenue growth was moderated by currency translation impact of foreign operations, as well as doing business in a competitive landscape. Of the total revenue changes of 2.6% for the first quarter of 2009, the Company estimates revenues decreased by a net 6.5% due to foreign currency exposure and pricing, and increased 3.9% for volume changes.
     Total revenues decreased $10.9 million, or 2.6%, during the three months ended March 31, 2009, compared to the same period in 2008. The decrease in revenues for the three months ended March 31, 2009 includes a decrease of $22.6 million related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues decreased $7.7 million, or 2.2%, during the three months ended March 31, 2009, compared to the same period in 2008.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.
     Total revenues from clients domiciled outside the United States for the three months ended March 31, 2009 and 2008 are summarized below:

	Three months ended March 31,
(in millions)	2009	2008	Percent Change
Europe	$57.8	58.9	(1.8)
Canada	30.6	31.7	(3.2)
Japan	11.1	7.4	49.2
Mexico	2.2	3.7	(41.2)
Other	6.8	5.9	14.4

Totals	$108.5	107.6	0.8

Note: The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting, and therefore, TSYS does not include the revenues of its equity investments in consolidated revenues.
     The increase in revenues in 2009 from clients domiciled outside the United States was a result of acquisitions, internal growth of existing clients, the increased use of value added products and services, and the effects of currency translation. Revenues from clients in certain countries decreased as a result of pricing compression and portfolio deconversions.
     TSYS expects to continue to grow its international revenues in the future through acquisitions, business expansion, new client signings and internal growth.
Value Added Products and Services
     The Company’s revenues are impacted by the use of optional value added products and services of TSYS’ processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; revenue enhancement tools and customer retention programs; and data warehouse services. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included primarily in electronic payment processing services revenue. For the three months ended March 31, 2009 and 2008, value added products and services represented 11.7% and 12.2%, respectively, of total revenues.
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
     Revenues from major customers for the periods reported are primarily attributable to the North America Services segment and Merchant Services segment.

AOF Data (in millions)

			Percent
	2009	2008	Change
At March 31,	340.4	364.9	(6.7)
Year-to-date (YTD) Average	349.9	370.2	(5.5)
AOF by Portfolio Type (in millions)

	2009		2008		Percent
At March 31,	AOF	%	AOF	%	Change
Consumer	186.5	54.8	211.4	57.9	(11.8)
Retail	56.5	16.6	57.9	15.9	(2.6)
Stored value	26.1	7.7	26.0	7.1	0.4
Commercial	44.4	13.0	40.1	11.0	10.8
Government services	21.7	6.4	24.1	6.6	(9.9)
Debit	5.2	1.5	5.4	1.5	(3.1)

Total	340.4	100.0	364.9	100.0	(6.7)

AOF by Geographic Area (in millions)

	2009		2008		Percent
At March 31,	AOF	%	AOF	%	Change
Domestic	252.0	74.0	283.4	77.7	(11.1)
International	88.4	26.0	81.5	22.3	8.5

Total	340.4	100.0	364.9	100.0	(6.7)

Note: The accounts on file distinction between domestic and international is based on the geographic domicile of the Company’s processing clients.
Activity in AOF (in millions)

	March 2008 to	March 2007 to
	March 2009	March 2008
Beginning balance	364.9	422.7
Internal growth of existing clients	32.0	53.9
New clients	20.0	18.2
Purges/Sales	(35.9)	(25.3)
Deconversions	(40.6)	(104.6)

Ending balance	340.4	364.9

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Revenues from electronic payment processing services decreased $13.5 million, or 5.5%, for the three months ended March 31, 2009 compared to the same period in 2008. The decrease for the three months is attributable to negative foreign currency translation, the loss of clients through portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized, partially offset by new clients.
Merchant Acquiring Services
     Merchant acquiring services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to financial institutions and other merchant acquirers. Revenues from merchant acquiring services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of retail market segments. Merchant acquiring services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale equipment sales and service.
     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring) and majority owned subsidiary GP Network Corporation. Merchant acquiring services revenues for the three months ended March 31, 2009 was $65.5 million compared to $61.7 million for the same period last year. The increase is attributable to the addition of Infonox, internal growth of transactions of existing clients offset by client deconversions and price compression.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
     TSYS Acquiring also expanded its offerings during 2008 to include the Infonox solution set, a host of new point-of-sale terminals and software applications including solutions for the health care industry, PCI scanning and assessment services. These offerings compliment the existing enhanced Dynamic Currency Conversion and multi-currency processing services, Spanish language telephone processing, improved Internet-based research and portfolio reporting capabilities and new Merchant Boarding and Maintenance capabilities.
Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services increased $2.1 million, or 4.6%, for the three months ended March 31, 2009 compared to the same period in 2008. The increase is attributable to new call center business in the International Services segment.
Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items decreased $3.2 million, or 4.8%, for the three months ended March 31, 2009 compared to the same period last year due to negative currency translation and less postage as a result of client portfolio deconversions.
     The majority of reimbursable items relates to the Company’s domestic-based clients and is primarily costs associated with postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. The U.S. Postal Service announced that the price of a first-class stamp will rise to $0.44 on May 11, 2009. On May 12, 2008, the U.S. Postage Service increased the price of a first-class stamp $0.01 to $0.42.
Operating Expenses
     Total expenses decreased 0.9% for the three months ended March 31, 2009 compared to the same period in 2008. The fluctuation in expense includes a decrease of $19.3 million for the three months ended March 31, 2009 related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total expenses increased 0.1% for the three months ended March 31, 2009 compared to the same period in 2008. The fluctuation in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expense
     Summarized below are the major components of salaries and other personnel expense for the three months ended March 31:

	Three months ended March 31,
			Percent
(in thousands)	2009	2008	Change
Salaries	$111,887	104,091	7.5%
Employee benefits	23,622	29,043	(18.7)
Nonemployee wages	12,250	13,738	(10.8)
Share-based compensation	5,268	3,715	41.8
Other	2,374	3,500	(32.2)
Less capitalized expenses	(11,059)	(8,862)	24.8

Total	$144,342	145,225	(0.6)%

     Salaries and other personnel expense decreased $0.9 million, or 0.6%, for the three months ended March 31, 2009 compared to the same period in 2008. The change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the higher level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended March 31, 2008, the Company accrued $4.5 million for performance-based incentives.
     Prior to the spin-off by Synovus Financial Corp. (Synovus) to its shareholders of all the shares of TSYS held by Synovus, Synovus provided certain administrative services, such as human resources, legal, security and tax preparation and compliance, to TSYS in exchange for a management fee, which is included in other operating expenses, to cover TSYS’ pro rata share of services. With the spin-off, TSYS began recruiting employees and assumed these functions during 2008. During the 2008 transition period, TSYS continued to utilize Synovus’ administrative services until these functions were operational within TSYS in exchange for an adjusted management fee based on utilization. As it assumed these functions, salaries and other personnel expenses increased, while other operating expenses decreased. TSYS’ headcount increased by approximately 60 people as these administrative services transitioned to TSYS.
     Capitalized salaries and personnel expenses increased $2.2 million for the three months ended March 31, 2009 as compared to the same period in 2008, as a result of increased client conversion and implementation activity in the International Services segment.
     The Company’s salaries and other personnel expense is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:
Employee Data:

			Percent
(FTE)	2009	2008	Change
At March 31,	8,068	7,547	6.9%
YTD Average	8,061	7,245	11.3
     The majority of the increase in the number of employees in 2009 as compared to 2008 is a result of the expansion of TSYS’ international business.
     Share-based compensation expenses include the impact of expensing the fair value of stock options, as well as expenses associated with nonvested shares. For the three months ended March 31, 2009, share-based compensation was $5.3 million, compared to $3.7 million for the same period in 2008.
Net Technology and Facilities Expense
     Summarized below are the major components of net technology and facilities expense for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
			Percent
(in thousands)	2009	2008	Change
Depreciation and amortization	$26,413	28,436	(7.1)%
Equipment and software rentals	22,230	20,478	8.6
Repairs and maintenance	13,906	12,934	7.5
Other	11,437	10,407	9.9

Totals	$73,986	72,255	2.4%

     Net technology and facilities expense increased $1.7 million, or 2.4%, for the three months ended March 31, 2009 over the same period in 2008.
     Repairs and maintenance increased for the three months ended March 31, 2009, as compared to the same period in 2008, as a result of support for additional software licenses and equipment.
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
Other Operating Expenses
     Summarized below are the major components of other operating expenses for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
			Percent
(in thousands)	2009	2008	Change
Third-party data processing services	$11,134	10,125	10.0%
Professional advisory services	7,524	3,337	125.5
Supplies and stationery	5,975	5,336	12.0
Travel and business development	5,885	7,247	(18.8)
Amortization of conversion costs	4,019	3,458	16.2
Service level quality expenses	1,537	244	nm
Amortization of acquisition intangibles	824	659	25.1
Bad debt (recoveries) expense	180	(1,578)	nm
Management fees	37	36	3.1
Other	11,889	13,795	(13.8)

Totals	$49,004	42,659	14.9

nm = not meaningful
     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, and professional advisory fees. Other operating expenses also include charges for service level quality expenses, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K, management’s evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.
     Other operating expenses for the three months ended March 31, 2009 increased $6.3 million, or 14.9% as compared to the same period in 2008. The increase in operating expenses is primarily the result of the use of more professional advisory services, increased service level quality expenses and a recovery of a bad debt expense in 2008. The increase in the amount of service level quality expenses is associated with changes in estimates for processing errors and contractual contingencies.
Operating Income
     Operating income decreased 9.3% for the three months ended March 31, 2009 over the same period in 2008. The Company’s operating profit margin for the three months ended March 31, 2009 was 19.1% compared to 20.5% for the same period last year. TSYS’ operating margin decreased for the three months ended March 31, 2009, as compared to the same period in 2008, as the result of the loss of revenues associated with deconverted portfolios.

Nonoperating Income (Expense)
     Interest income for the three months ended March 31, 2009 was $0.8 million, a decrease of $1.8 million, compared to $2.6 million for the same period in 2008. The decrease in interest income is primarily attributable to the decline in interest rates.
     Interest expense for the three months ended March 31, 2009 was $1.1 million, a decrease of $2.2 million compared to $3.3 million for the same period in 2008. The decrease in interest expense in 2009 compared to 2008 relates to the decline in interest rates.
     For the three months ended March 31, 2009 and 2008, the Company recorded a translation loss of approximately $0.9 million and a translation gain of approximately $1.9 million, respectively, related to intercompany loans and foreign denominated balance sheet accounts.
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
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The Company recorded a net translation loss of approximately $0.9 million for the three months ended March 31, 2009 related to the translation of foreign denominated balance sheet accounts, most of which were cash.
     The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2009 was approximately $11.1 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate for the three months ended March 31, 2009 was 35.6%, compared to 36.9% for the same period in 2008. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $1.0 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively.
(Loss)/Income from Discontinued Operations, net of tax
     Loss from discontinued operations, net of tax for the three months ended March 31, 2009 increased $3.6 million, compared to the same period in 2008 mainly as the result of a one-time expense related to resolution of a client issue at TDM.
Net Income Attributable to TSYS
     Net income attributable to TSYS for the three months ended March 31, 2009 decreased 17.8%, or $10.1 million, to $46.5 million, or basic and diluted earnings per share of $0.24, compared to $56.6 million, or basic and diluted earnings per share of $0.29, for the same period in 2008.

Net Profit Margin
     The Company’s net profit margin for the three months ended March 31, 2009 was 11.4%, compared to 13.5% for the same period last year. TSYS’ profit margin is impacted by the consolidation of majority-owned subsidiaries. The Company recognizes only its share of net profits from these entities, while consolidating all their revenues, which has the impact of lowering overall net profit margins. TSYS’ net profit margin decreased for the quarter as the result of increased interest expense due to long-term debt and the loss of revenues associated with deconverted portfolios.
Operating Segments
North America Services
     North America Services segment provides electronic payment processing and related services to clients primarily based in North America. This segment has three major customers.
     Below is a summary of the North America Services segment:

	Three months ended March 31,
(in millions)	2009	2008	Percent Change
Total revenues	$260.9	279.7	(6.7)%
Operating income	58.0	70.5	(17.7)
Accounts on file (AOF)	303.2	334.1	(9.2)
Transactions	1,481.0	1,589.6	(6.8)
     The decline in total segment revenues for the three months ended March 31, 2009, as compared to the same period in 2008, is the result of a decrease in revenues associated with client portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized.
International Services
     International Services segment provides electronic payment processing and related services to clients primarily based outside the North America region. This segment has one major customer.
     Below is a summary of the International Services segment:

	Three months ended March 31,
(in millions)	2009	2008	Percent Change
Total revenues	$73.0	69.4	5.2%
Operating income	6.0	7.4	(18.9)
AOF	37.2	30.9	20.4
Transactions	247.9	217.4	14.0
     The increase in total segment revenues for the three months ended March 31, 2009, as compared to the same period in 2008, is the result of revenues associated with new clients as a result of portfolio conversions, partially offset by negative foreign currency translation and overall economic conditions causing existing clients to be selective in the services being utilized.
Merchant Services
     Merchant Services segment provides merchant processing and related services to clients primarily based in the United States. This segment has one major customer.
     Below is a summary of the Merchant Services segment:

	Three months ended March 31,
(in millions)	2009	2008	Percent Change
Total revenues	$75.1	70.8	6.1%
Operating income	14.1	15.1	(6.6)
Point-of-sale transactions	1,226.1	1,218.0	0.7
     The increase in total segment revenues is the result of the acquisition of Infonox, a new client and increase in processing volumes.
Non-GAAP Financial Measures
     The non-generally accepted accounting principles (GAAP) financial measure of reimbursable items presented by TSYS is utilized by management to better understand and assess TSYS’ operating results and financial performance. Management evaluates the Company’s operating performance based upon operating and net profit margins excluding reimbursable items, a non-GAAP measure. TSYS also uses this non-GAAP financial measure to evaluate and assess TSYS’ financial performance against budget. TSYS believes that this non-GAAP financial measure is important to enable investors to understand and evaluate its ongoing operating results.
     TSYS believes that this non-GAAP financial measure is a representative measure of comparative financial performance that reflect the economic substance of TSYS’ current and ongoing business operations. Although non-GAAP financial measures are often used to measure TSYS’ operating results and assess its financial performance, they are not necessarily comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation.
     TSYS believes that its use of this non-GAAP financial measure provides investors with the same key financial performance indicators that are utilized by management to assess TSYS’ operating results, to evaluate the business and to make operational decisions on a prospective, going-forward basis. Hence, management provides disclosure of non-GAAP financial measures in order to allow shareholders and potential investors an opportunity to see TSYS as viewed by management, assess TSYS with some of the same tools that management utilizes internally and compare such information with prior periods.
Profit Margins and Reimbursable Items
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
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three months ended March 31, 2009 and 2008, respectively:

	Three months ended March 31,
(in thousands)	2009	2008
Operating income	$78,114	86,096

Net income attributable to TSYS	$46,526	56,614

Total revenues	$408,933	419,826

Operating margin (as reported)	19.1%	20.5%

Net profit margin (as reported)	11.4%	13.5%

Revenue before reimbursable items	$345,446	353,130

Adjusted operating margin	22.6%	24.4%

Adjusted net profit margin	13.5%	16.0%

Projected Outlook for 2009
     TSYS expects its 2009 net income to decline by 13%-11% as compared to 2008, based on the following assumptions: (1) the sale of TDM will close in the second quarter; (2) there will be no significant movements in LIBOR and TSYS will not make any significant draws on the remaining balance of the revolving credit facility; (3) anticipated levels in employment, technology and other expenses will be accomplished; (4) there will be no significant movement in foreign currency exchange rates related to TSYS’ business subsequent to March 31, 2009; (5) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, other than those already identified, or any significant impairment of goodwill or other intangibles; (6) there will be no significant portfolio deconversions other than as previously announced; and (7) estimated total revenues will decline by 5%-3%.
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
Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2009	2008
Net income attributable to TSYS	$46,526	56,614
Depreciation and amortization	39,850	39,229
Other noncash items and charges, net	4,411	(337)
Net change in current and long-term assets and current and long-term liabilities	7,883	4,493

Net cash provided by operating activities	$98,670	99,999

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the three months ended March 31, 2009, the Company generated $98.7 million in cash from operating activities compared with $100.0 million for the same period last year. The decrease in 2009 in net cash provided by operating activities was primarily the result of TSYS’ decreased net income.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at March 31, 2009, as compared to December 31, 2008, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2009	2008
Purchases of property and equipment, net	$(2,181)	(14,350)
Additions to licensed computer software from vendors	(5,932)	(2,351)
Additions to internally developed computer software	(5,828)	(2,413)
Cash used in acquisitions, net of cash acquired	(205)	—
Additions to contract acquisition costs	(10,992)	(17,168)

Net cash used in investing activities	$(25,138)	(36,282)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $25.1 million in cash for investing activities for the three months ended March 31, 2009, compared to $36.3 million for the same period in 2008. The major uses of cash for investing activities in 2009 was for the additions to contract acquisition costs, licensed computer software from vendors and internally developed computer software. The major uses of cash for investing activities in 2008 was for the additions of equipment and contract acquisition costs.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $11.0 million for the three months ended March 31, 2009, compared to $17.2 million for the three months ended March 31, 2008. The

Company had cash payments for processing rights of approximately $2.8 million during the three months ended March 31, 2009, compared to $7.0 million for the same period last year.
     Conversion cost additions were $8.2 million and $10.2 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in the amount of conversion cost additions for 2009, as compared to 2008, is the result of the timing of conversion activity in 2009 versus 2008.
Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2009	2008
Dividends paid on common stock	$(13,779)	(13,858)
Proceeds from borrowings of long-term debt	2,809	—
Repurchase of common stock	(329)	(11,369)
Principal payments on long-term debt borrowings and capital lease obligations	(3,622)	(4,976)
Other	—	126

Net cash used in financing activities	$(14,921)	(30,077)

     The major use of cash for financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2009 was $14.9 million mainly as a result of the payment of dividends. Net cash used in financing activities for the three months ended March 31, 2008 was $30.1 million mainly as a result of the payment of dividends and the repurchase of common stock.
Borrowings
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third-party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made another draw down of ¥250 million, or approximately $2.8 million.
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
     The Company has approximately 6,928,000 shares remaining that could be repurchased under the stock repurchase plan.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended March 31, 2009 compared to $13.9 million paid during the three months ended March 31, 2008.
Significant Noncash Transactions
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.7:1. At March 31, 2009, TSYS had working capital of $423.7 million compared to $395.5 million at December 31, 2008.
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
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ plans to continue to expand its service offerings internationally and expectation that international revenues will continue to grow; (ii) TSYS’ expectation that it will maintain the card processing functions of Capital One for at least five years; (iii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iv) TSYS’ expected decline in net income for 2009; (v) TSYS’ belief with respect to lawsuits, claims and other complaints; and (vi) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements, including, with respect to TSYS’ expected decline in net income for 2009: (a) the sale of TDM will close in the second quarter; (b) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its revolving credit facility; (c) estimated total revenues will decline by 5% to 3% in 2009; (d) there will be no significant movement in foreign currency exchange rates related to TSYS’ business subsequent to March 31, 2009; (e) anticipated levels in employment, technology and other expenses will be accomplished; (f) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, other than as previously identified, or any significant impairment of goodwill or other intangibles; and (g) there will be no significant portfolio deconversions during the year other than as previously identified. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,”

“targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:
•	revenues that are lower than anticipated;

•	expenses associated with the spin-off are higher than expected;

•	movements in LIBOR are greater than expected and draws on the revolving credit facility are greater than expected;

•	TSYS incurs expenses associated with the signing of a significant client;

•	internal growth rates for TSYS’ existing clients are lower than anticipated;

•	TSYS does not convert and deconvert clients’ portfolios as scheduled;

•	adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	continued consolidation and turmoil in the financial services industry, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and the seizure by federal banking regulators of TSYS clients;

•	TSYS is unable to control expenses and increase market share, both domestically and internationally;

•	adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism;

•	TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending;

•	the impact of potential and completed acquisitions, including the costs associated therewith and their being more difficult to integrate than anticipated;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce;

•	changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of its products;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	no material breach of security of any of our systems;

•	overall market conditions;

•	the loss of a major supplier;

•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;

•	the sale of TDM does not take place as expected; and

•	TSYS’ ability to manage the foregoing and other risks.
     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive (loss) gain for the three months ended March 31, 2009 and 2008, respectively:

	Three months ended March 31,
(in millions)	2009	2008
Other comprehensive (loss) gain	$(3.8)	4.4
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at March 31, 2009:

(in millions)	March 31, 2009
Europe	$138.6
China	66.7
Mexico	8.6
Japan	2.6
Canada	0.7
Other	17.7
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation loss of approximately $0.9 million for the three months ended March 31, 2009 relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2009 was approximately $11.1 million, the majority of which is denominated in Euros.
     The Company provides financing to its international operation in Europe through an intercompany loan that requires the operation to repay the financing in U.S. dollars. The functional currency of the operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on its financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation.
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at March 31, 2009 was $11.1 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $11.1 million at March 31, 2009.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$111	553	1,106	(111)	(553)	(1,106)

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
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third-party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made another draw down of ¥250 million, or approximately $2.8 million.
     In connection with the formation of TSYS Managed Services EMEA Ltd. (TSYS Managed Services), both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of March 2009, the balance of the loan from Merchants was approximately £2.0 million, or approximately $2.9 million, payable in total in five years, at an interest rate of LIBOR plus 2%, with interest payable quarterly.
     In June 2008, TSYS Managed Services borrowed £1.3 million, or approximately $2.5 million, through a short-term note. At the end of March 2009, the balance of the loan was approximately £1.3 million, or approximately $1.8 million. The interest rate on the note is LIBOR plus 2%, with interest payable quarterly. The term of the note is eleven months.

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2009, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also designed to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 1A — Risk Factors
     In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended March 31, 2009:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased
(in thousands, except per share data)	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs	or Programs
January 2009	25	(1)	$12.91	3,072	6,928
February 2009	—		—	3,072	6,928
March 2009	—		—	3,072	6,928

Total	25	(1)	$12.91

(1)	Consists of delivery of shares to TSYS on vesting of restricted shares to pay taxes.
Item 6 — Exhibits
     a) Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: May 7, 2009	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: May 7, 2009	by:	/s/ James B. Lipham
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