Form 10-Q
period 2009-06-30
TOTAL SYSTEM SERVICES INC
filed 2009-08-07
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: August 7, 2009
Common Stock, $0.10 par value	197,146,311 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$344,443	211,365
Restricted cash	26,418	31,128
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $7.0 million and $8.0 million at 2009 and 2008, respectively	227,583	246,767
Deferred income tax assets	16,949	29,615
Prepaid expenses and other current assets	80,096	88,612
Current assets of discontinued operations	19,931	24,570

Total current assets	715,420	632,057
Property and equipment, net of accumulated depreciation and amortization of $300.3 million and $285.9 million at 2009 and 2008, respectively	280,336	279,653
Computer software, net of accumulated amortization of $454.1 million and $423.7 million at 2009 and 2008, respectively	200,785	202,038
Contract acquisition costs, net	132,567	131,568
Goodwill	168,104	165,995
Equity investments	71,706	74,012
Other intangible assets, net of accumulated amortization of $14.9 million and $15.6 million at 2009 and 2008, respectively	15,739	17,452
Other assets	43,417	40,768
Long-term assets of discontinued operations	6,705	7,245

Total assets	$1,634,779	1,550,788

Liabilities
Current liabilities:
Current portion of long-term debt	$6,851	8,575
Current portion of obligations under capital leases	5,814	6,344
Accrued salaries and employee benefits	25,439	46,696
Accounts payable	29,627	32,440
Other current liabilities	152,052	131,515
Current liabilities of discontinued operations	13,222	10,998

Total current liabilities	233,005	236,568
Long-term debt, excluding current portion	197,495	196,295
Deferred income tax liabilities	51,456	60,578
Obligations under capital leases, excluding current portion	14,293	13,576
Other long-term liabilities	43,654	40,709
Long-term liabilities of discontinued operations	416	2,212

Total liabilities	540,319	549,938

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 200,828 and 200,356 issued at 2009 and 2008, respectively; 197,151 and 196,704 outstanding at 2009 and 2008, respectively	20,083	20,036
Additional paid-in capital	133,082	126,889
Accumulated other comprehensive income (loss), net	8,062	(6,627)
Treasury stock, at cost (shares of 3,677 and 3,652 at 2009 and 2008, respectively)	(69,950)	(69,641)
Retained earnings	992,638	920,292

Total shareholders’ equity	1,083,915	990,949

Noncontrolling interests in consolidated subsidiaries	10,545	9,901

Total equity	1,094,460	1,000,850

Total liabilities and equity	$1,634,779	1,550,788

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,
(in thousands, except per share data)	2009	2008
Revenues:
Electronic payment processing services	$235,936	247,455
Merchant acquiring services	69,694	65,607
Other services	45,091	49,993

Revenues before reimbursable items	350,721	363,055
Reimbursable items	61,272	66,575

Total revenues	411,993	429,630

Expenses:
Salaries and other personnel expenses	148,509	144,304
Net technology and facilities expenses	72,935	74,225
Spin-related expenses	—	1,255
Other operating expenses	46,498	46,423

Expenses before reimbursable items	267,942	266,207
Reimbursable items	61,272	66,575

Total expenses	329,214	332,782

Operating income	82,779	96,848
Nonoperating expenses	(2,278)	(429)

Income from continuing operations before income taxes and equity in income of equity investments	80,501	96,419
Income taxes	29,229	33,981

Income from continuing operations before equity in income of equity investments	51,272	62,438
Equity in income of equity investments, net of tax	1,626	1,109

Income from continuing operations, net of tax	52,898	63,547
Income from discontinued operations, net of tax	1,120	234

Net income	54,018	63,781
Net income attributable to noncontrolling interests	(571)	(697)

Net income attributable to TSYS	$53,447	63,084

Basic earnings per share (EPS) (Note 17)*:
Income from continuing operations	$0.27	0.32
Income from discontinued operations	0.01	0.00

Net income	$0.27	0.32

Diluted EPS*:
Income from continuing operations	$0.27	0.32
Income from discontinued operations	0.01	0.00

Net income	$0.27	0.32

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$52,327	62,850
Income from discontinued operations	1,120	234

Net income	$53,447	63,084

*	Note: Basic and diluted EPS amounts for continuing operations and net income do not total due to rounding.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Six months ended June 30,
(in thousands, except per share data)	2009	2008
Revenues:
Electronic payment processing services	$468,056	493,124
Merchant acquiring services	135,171	127,321
Other services	92,941	95,740

Revenues before reimbursable items	696,168	716,185
Reimbursable items	124,759	133,270

Total revenues	820,927	849,455

Expenses:
Salaries and other personnel expenses	292,851	289,529
Net technology and facilities expenses	146,921	146,481
Spin-related expenses	—	8,150
Other operating expenses	95,502	89,082

Expenses before reimbursable items	535,274	533,242
Reimbursable items	124,759	133,270

Total expenses	660,033	666,512

Operating income	160,894	182,943
Nonoperating (expenses) income	(3,737)	852

Income from continuing operations before income taxes and equity in income of equity investments	157,157	183,795
Income taxes	56,644	66,888

Income from continuing operations before equity in income of equity investments	100,513	116,907
Equity in income of equity investments, net of tax	2,669	3,271

Income from continuing operations, net of tax	103,182	120,178
(Loss) income from discontinued operations, net of tax	(2,223)	467

Net income	100,959	120,645
Net income attributable to noncontrolling interests	(986)	(947)

Net income attributable to TSYS	$99,973	119,698

Basic EPS (Note 17)*:
Income from continuing operations	$0.52	0.60
(Loss) income from discontinued operations	(0.01)	0.00

Net income	$0.51	0.60

Diluted EPS*:
Income from continuing operations	$0.52	0.60
(Loss) income from discontinued operations	(0.01)	0.00

Net income	$0.51	0.60

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$102,196	119,231
(Loss) income from discontinued operations	(2,223)	467

Net income	$99,973	119,698

*	Note: Basic and diluted EPS amounts for continuing operations and net income do not total due to rounding.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$100,959	120,645
Adjustments to reconcile net income attributable to TSYS to net cash provided by operating activities:
Net loss (gain) on foreign currency	3,953	(2,141)
Equity in income of equity investments, net of tax	(2,669)	(3,271)
Dividends received from equity investments	4,718	3,248
Depreciation and amortization	77,967	79,755
Amortization of debt issuance costs	77	77
Share-based compensation	9,237	15,675
Excess tax benefit from share-based payment arrangements	(6)	(81)
Provisions for bad debt expenses and billing adjustments	646	3,201
Charges for transaction processing provisions	4,014	(541)
Deferred income tax benefit	(6,502)	(9,016)
Loss on disposal of equipment, net	9	159
(Increase) decrease in:
Accounts receivable	22,198	(14,130)
Prepaid expenses, other current assets and other long-term assets	18,830	870
Increase (decrease) in:
Accounts payable	(7,376)	686
Accrued salaries and employee benefits	(20,218)	(37,814)
Other current liabilities and other long-term liabilities	13,258	17,150

Net cash provided by operating activities	219,095	174,472

Cash flows from investing activities:
Purchases of property and equipment, net	(13,784)	(26,296)
Additions to licensed computer software from vendors	(12,709)	(8,598)
Additions to internally developed computer software	(12,918)	(8,332)
Cash used in acquisitions	(293)	—
Additions to contract acquisition costs	(17,105)	(28,417)

Net cash used in investing activities	(56,809)	(71,643)

Cash flows from financing activities:
Dividends paid on common stock	(27,595)	(27,768)
Repurchase of common stock	(329)	(23,594)
Subsidiary dividends paid to noncontrolling shareholders	(235)	(241)
Excess tax benefit from share-based payment arrangements	6	81
Principal payments on long-term debt borrowings and capital lease obligations	(9,786)	(6,870)
Proceeds from borrowings	5,334	2,506
Proceeds from exercise of stock options	2	251

Net cash used in financing activities	(32,603)	(55,635)

Effect of exchange rate changes on cash and cash equivalents	(3,422)	91

Net increase in cash and cash equivalents	126,261	47,285
Cash and cash equivalents at beginning of period	220,019	210,518

Cash and cash equivalents at end of period	$346,280	257,803

Supplemental cash flow information:
Interest paid	$1,753	6,227

Income taxes paid, net	$35,511	62,175

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
     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that the TDM business became a discontinued operation in the first quarter of 2009.
     The following table presents the summarized results of discontinued operations for the three and six months ended June 30, 2009, as compared to 2008:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Revenues before reimbursable items	$7.6	9.3	(18.3)%	$15.0	16.2	(7.8)%
Total revenues	60.7	53.5	13.5	127.5	95.4	33.7
Operating (loss) income	1.8	0.4	nm	(3.5)	0.7	nm
Income taxes	0.7	0.1	nm	(1.2)	0.2	nm
(Loss) income from discontinued operations, net of tax	1.1	0.2	nm	(2.2)	0.4	nm

nm	= not meaningful
     The Unaudited Condensed Consolidated Statements of Cash Flows will include TDM through the date of disposition.

     The following table presents the quarterly and year-to-date summary of 2008 consolidated financial results for TSYS with TDM classified as discontinued operations:

	Three Months Ended				Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands)	2008	2008	2008	2008	2008

Revenues before reimbursable items	$353,130	363,055	372,703	367,866	$1,456,754
Reimbursable items	66,696	66,575	66,742	64,879	264,892

Total revenues	419,826	429,630	439,445	432,745	1,721,646
Total expenses	333,730	332,782	344,155	342,304	1,352,971

Operating income	86,096	96,848	95,290	90,441	368,675
Nonoperating income (loss)	1,280	(429)	(82)	5,003	5,772

Income before income taxes	87,376	96,419	95,208	95,444	374,447
Income taxes	32,907	33,981	34,091	30,227	131,206

Income before equity income	54,469	62,438	61,117	65,217	243,241
Equity income	2,162	1,109	3,062	1,064	7,397

Income from continuing operations, net of tax	56,631	63,547	64,179	66,281	250,638
Income from discontinued operations, net of tax	233	234	269	302	1,038

Net income	56,864	63,781	64,448	66,583	251,676
Noncontrolling interests	(250)	(697)	(374)	(255)	(1,576)

Net income attributable to TSYS common shareholders	$56,614	63,084	64,074	66,328	$250,100

Note 3 — Fair Value Measurement
     SFAS No. 157, “Fair Value Measurements,” requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant level of inputs. The three-tier fair value hierarchy , which prioritizes the inputs used in the valuation methodologies is as follows:
Level 1 – Quoted prices for identical assets and liabilities in active markets.
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Unobservable inputs for the asset of liability.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159 on January 1, 2008, TSYS did not elect the fair value option for any financial instrument it did not currently report at fair value.
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
     At June 30, 2009, the Company had unamortized goodwill in the amount of $168.1 million. The Company performed its annual impairment analyses of its unamortized goodwill balance as of May 31, 2009, and this test did not indicate any impairment.
Note 4 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2009	December 31, 2008
Cash and cash equivalents in domestic accounts	$295,329	149,047
Cash and cash equivalents in foreign accounts	49,114	62,318

Total	$344,443	211,365

     At June 30, 2009 and December 31, 2008, the Company on a consolidated basis had approximately $327.3 million and $197.7 million, respectively, of cash balances and cash equivalents of $17.1 million and $13.7 million in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. The Company purchased $67.5 million of 90-day certificates of deposit through nine of its companies as of June 30, 2009. The Company insured $271.1 million of its funds through December 31, 2009 by the Federal Deposit Insurance Corporation.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2009	December 31, 2008
Prepaid expenses	$16,032	14,079
Supplies inventory	9,654	9,586
Income taxes receivable	13	23,752
Other	54,397	41,195

Total	$80,096	88,612

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2009	December 31, 2008
Payments for processing rights, net of accumulated amortization of $144.1 million and $126.5 million at 2009 and 2008, respectively	$65,117	73,201
Conversion costs, net of accumulated amortization of $65.9 million and $56.1 million at 2009 and 2008, respectively	67,450	58,367

Total	$132,567	131,568

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $5.6 million and $6.9 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, amortization related to payments for processing rights was $13.7 million and $13.2 million, respectively.
     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $4.2 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, amortization related to conversion costs was $8.2 million and $6.7 million, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2009	December 31, 2008
Deferred revenues	$36,320	22,619
Accrued expenses	26,655	27,510
Client liabilities	26,062	30,723
Dividends payable	13,811	13,780
Accrued income taxes	9,926	2,808
Transaction processing provisions	8,883	5,417
Client postage deposits	4,040	3,772
Other	26,355	24,886

Total	$152,052	131,515

Note 5 — Long-Term Debt
     Refer to Note 11 of the Company’s audited financial statements for the year ended December 31, 2008 which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, for a discussion regarding long-term debt.
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third-party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is London Interbank Offered Rate (LIBOR) plus 80 basis points. In 2008, the Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million.
Note 6 — Equity and Noncontrolling Interests
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest.
     Below is a summary of the changes in the statement of equity as a result of the adoption of SFAS No. 160 through six months ended June 30, 2009:

	TSYS Shareholders
	Common Stock
				Accumulated
				Other
			Additional	Comprehensive			Non-
(in thousands, except			paid-in	Income (Loss)	Treasury	Retained	controlling	Total
per share data)	Shares	Dollars	Capital	(OCI)	Stock	Earnings	Interests	Equity

Balance, December 31, 2008	200,356	$20,036	126,889	(6,627)	(69,641)	920,292	9,901	$1,000,850
Comprehensive income:
Net income						99,973	986	100,959
Other comprehensive income, net of tax:
Foreign currency translation				14,622			(342)	14,280
Change in accumulated OCI related to postretirement healthcare plans				67			—	67

Other comprehensive income				14,689			(342)	14,347

Comprehensive income								115,306

Common stock issued from treasury shares for exercise of stock options			(18)		20			2
Common stock issued for nonvested awards	472	47	(47)					—
Share-based compensation			9,323					9,323
Cash dividends and dividend equivalents declared ($0.14 per share)						(27,627)		(27,627)
Purchase of treasury shares					(329)			(329)
Tax shortfalls associated with share-based payment arrangements			(3,065)					(3,065)

Balance, June 30, 2009	200,828	$20,083	133,082	8,062	(69,950)	992,638	10,545	$1,094,460

Note 7 — Comprehensive Income
     For the three months ended June 30, comprehensive income is summarized below:

	For the three months ended June 30, 2009			For the three months ended June 30, 2008
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$53,447	571	$54,018	$63,084	697	$63,781
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	18,398	245	18,643	377	(688)	(311)
Change in accumulated OCI related to postretirement healthcare plans	46	—	46	13	—	13

Total	$71,891	816	$72,707	$63,474	9	$63,483

     For the six months ended June 30, comprehensive income is summarized below:

	For the six months ended June 30, 2009			For the six months ended June 30, 2008
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$99,973	986	$100,959	$119,698	947	$120,645
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	14,622	(342)	14,280	4,730	274	5,004
Change in accumulated OCI related to postretirement healthcare plans	67	—	67	25	—	25

Total	$114,662	644	$115,306	$124,453	1,221	$125,674

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2008	Amount	Tax Effect	Net-of-Tax Amount	June 30, 2009
Foreign currency translation adjustments	$(5,858)	$17,939	(3,317)	$14,622	$8,764
Change in accumulated OCI related to postretirement healthcare plans	(769)	98	(31)	67	(702)

Total	$(6,627)	$18,037	(3,348)	$14,689	$8,062

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
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries, other personnel expenses and spin-related expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended June 30, 2009, share-based compensation was $4.0 million, compared to $6.0 million for the same period in 2008. Included in the $4.0 million amount for 2009 and $6.0 million amount for 2008 is approximately $1.0 million and $2.2 million, respectively, related to expensing the fair value of stock options. For the six months ended June 30, 2009, share-based compensation was $9.2 million, compared to $9.7 million for the same period in 2008. Included in the $9.2 million amount for 2009 and $9.7 million amount for 2008 is approximately $3.4 million and $3.7 million, respectively, related to expensing the fair value of stock options.
Nonvested Share Awards
     During the first six months of 2009, the Company issued 457,220 shares of TSYS common stock with a market value of $6.0 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
     During the first six months of 2008, the Company issued 697,911 shares of TSYS common stock with a market value of $15.3 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.

     As of June 30, 2009, there was approximately $16.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.3 years.
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
     As of June 30, 2009, there was approximately $564,000 of total unrecognized compensation cost related to both the 2008 grant and 2005 grant of nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2009.
Performance Based Awards
     During the first quarters of 2009 and 2008, respectively, TSYS authorized performance based awards that have a market condition calculated on a combination of earnings per share growth and TSYS’ performance compared to a three-year Total Shareholder Return versus peers. Vesting of the awards will occur on the last day of the three-year market condition valuation period if the participant is still employed on that date. The fair value of these awards is based on a Monte Carlo simulation as prescribed by SFAS No. 123 (Revised), “Share-Based Payment (Revised).” Although authorized by the TSYS Board, the final amount of the awards is not known until the Compensation Committee has determined the final terms of the awards, at which time the award is deemed granted. The March 2008 award was authorized in 2008, however it was not deemed granted until the Compensation Committee determined the final terms of the award in January 2009. Likewise, the January 2009 award was authorized in 2009, however the award will not be deemed granted until the Compensation Committee determines the final terms of the award, which is expected to be in January 2010. The awards will be amortized through the end of the respective three-year periods.
     A summary of the awards authorized in each year is below:

Fair Value
Grant Date
Month	Primary	Secondary		Estimated	Amortized	Retirement	Terms
Authorized	Measure	Measure	Method	Valuation	through	Provision	Determined

January 2009	2009 EPS Growth	Three-year Total Shareholder Return (2009-2011)	Monte Carlo simulation	$4.0 million	December 2011	Age 62 with 15 years of service, or age 65 regardless of service	To be determined (January 2010)

March 2008	2008 EPS Growth	Three-year Total Shareholder Return (2008-2010)	Monte Carlo simulation	$1.0 million	December 2010	Age 62 with 15 years of service, or age 65 regardless of service	January 2009

     Until the awards were deemed granted, TSYS excluded the issuance of these awards in reporting shares outstanding from the calculation of basic and diluted EPS (although related compensation expense on these awards are included properly in net income and related EPS calculation).
     In March 2009, the Company determined that its was no longer probable that the specified performance measures associated with performance based awards issued in 2009 would be achieved. As a result, the performance based awards issued during 2009 are not expected to vest, and the Company has not recognized any share-based compensation expense related to these awards.
Stock Option Awards
     During the first six months of June 2009, the Company granted 1,047,949 stock options to key TSYS executive officers. The average fair value of the option grant was $5.31 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $13.11; risk-free interest rate of 3.19%; expected volatility of 42.00%; expected term of 8.6 years; and dividend yield of 2.14%.
     During the first six months of June 2008, the Company granted 771,892 stock options to key TSYS executive officers. The average fair value of the option grant was $9.73 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $23.15; risk-free interest rate of 3.42%; expected volatility of 36.57%; expected term of 8.7 years; and dividend yield of 1.21%.
     As of June 30, 2009, there was approximately $6.9 million of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.1 years.
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
     TSYS’ effective tax rate was 35.9% and 35.1% for the three months ended June 30, 2009 and June 30, 2008, respectively. TSYS’ effective tax rate was 35.8% and 36.0% for the six months ended June 30, 2009 and June 30, 2008, respectively. The rate differences during the June 30, 2008 period was mostly due to discrete items charged during the 2008 period.
     TSYS adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change significantly during the six months ended June 30, 2009.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.4 million and $1.3 million as of June 30, 2009 and December 31, 2008, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2009 and December 31, 2008 that, if recognized, would affect the effective tax rates are $4.6 million and $4.3 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $1.1 million and $1.1 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.
Note 11 — Segment Reporting and Major Customers
     The Company reports selected information about operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s segment information reflects the information that the chief operating decision maker (CODM) uses to make resource allocations and strategic decisions. The CODM at TSYS consists of the chairman of the board and chief executive officer, the president and the four senior executive vice presidents.
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

(in thousands)	North America	International	Merchant	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
At June 30, 2009
Identifiable assets	$1,471,374	353,547	219,179	—	$2,044,100
Intersegment eliminations	(408,939)	(352)	(30)	—	(409,321)

Total assets	$1,062,435	353,195	219,149	—	$1,634,779

At December 31, 2008
Identifiable assets	$1,416,724	324,313	212,779	—	$1,953,816
Intersegment eliminations	(402,051)	(977)	—	—	(403,028)

Total assets	$1,014,673	323,336	212,779	—	$1,550,788

Three months ended June 30, 2009
Revenues before reimbursable items	$222,949	73,283	62,153	—	$358,385
Intersegment revenues	(6,707)	(591)	(366)	—	(7,664)

Revenues before reimbursable items from external customers	$216,242	72,692	61,787	—	$350,721

Total revenues	$264,984	76,432	80,338	—	$421,754
Intersegment revenues	(8,804)	(591)	(366)	—	(9,761)

Revenues from external customers	$256,180	75,841	79,972	—	$411,993

Depreciation and amortization	$21,192	8,776	8,149	—	$38,117

Intersegment expenses	$1,633	(3,584)	(7,809)	—	$(9,760)

Operating income	$58,177	9,219	15,383	—	$82,779

Income from continuing operations before income taxes, noncontrolling interest and equity in income of equity investments	$59,341	5,890	15,270	—	$80,501

Income taxes	$21,489	2,513	5,227	—	$29,229

Equity in income of equity investments	$601	1,025	—	—	$1,626

Income from continuing operations, net of tax	$38,453	4,402	10,043	—	$52,898

Three months ended June 30, 2008
Revenues before reimbursable items	$232,928	77,032	58,291	—	$368,251
Intersegment revenues	(4,663)	(286)	(247)	—	(5,196)

Revenues before reimbursable items from external customers	$228,265	76,746	58,044	—	$363,055

Total revenues	$282,686	79,902	74,567	—	$437,155
Intersegment revenues	(6,992)	(286)	(247)	—	(7,525)

Revenues from external customers	$275,694	79,616	74,320	—	$429,630

Depreciation and amortization	$24,358	8,797	6,682	—	$39,837

Intersegment expenses	$2,639	(2,648)	(7,514)	—	$(7,523)

Operating income	$68,276	11,741	18,086	(1,255)	$96,848

Income from continuing operations before income taxes, noncontrolling interest and equity in income of equity investments	$68,527	10,867	18,280	(1,255)	$96,419

Income taxes	$23,494	4,298	6,637	(448)	$33,981

Equity in income of equity investments	$807	302	—	—	$1,109

Income from continuing operations, net of tax	$45,840	6,871	11,643	(807)	$63,547

Six months ended June 30, 2009
Revenues before reimbursable items	$446,732	143,867	120,359	—	$710,958
Intersegment revenues	(12,595)	(1,436)	(759)	—	(14,790)

Revenues before reimbursable items from external customers	$434,137	142,431	119,600	—	$696,168

(in thousands)	North America	International	Merchant	Spin-Related
Operating Segments	Services	Services	Services	Costs	Consolidated
Total revenues	$533,773	150,235	155,836	—	$839,844
Intersegment revenues	(16,722)	(1,436)	(759)	—	(18,917)

Revenues from external customers	$517,051	148,799	155,077	—	$820,927

Depreciation and amortization	$44,701	16,483	16,235	—	$77,419

Intersegment expenses	$2,944	(6,647)	(15,214)	—	$(18,917)

Operating income	$116,211	15,223	29,460	—	$160,894

Income from continuing operations before income taxes, noncontrolling interest and equity in income of equity investments	$117,396	10,678	29,083	—	$157,157

Income taxes	$41,082	5,391	10,171	—	$56,644

Equity in income of equity investments	$1,267	1,402	—	—	$2,669

Income from continuing operations, net of tax	$77,581	6,689	18,912	—	$103,182

Six months ended June 30, 2008
Revenues before reimbursable items	$468,788	144,989	113,420	—	$727,197
Intersegment revenues	(9,894)	(689)	(429)	—	(11,012)

Revenues before reimbursable items from external customers	$458,894	144,300	112,991	—	$716,185

Total revenues	$569,697	149,726	145,504	—	$864,927
Intersegment revenues	(14,354)	(689)	(429)	—	(15,472)

Revenues from external customers	$555,343	149,037	145,075	—	$849,455

Depreciation and amortization	$49,090	16,492	13,236	—	$78,818

Intersegment expenses	$5,413	(6,189)	(14,694)	—	$(15,470)

Operating income	$138,747	19,186	33,160	(8,150)	$182,943

Income from continuing operations before income taxes, noncontrolling interest and equity in income of equity investments	$138,664	19,618	33,663	(8,150)	$183,795

Income taxes	$50,002	7,212	12,045	(2,371)	$66,888

Equity in income of equity investments	$1,695	1,576	—	—	$3,271

Income from continuing operations, net of tax	$90,357	13,982	21,618	(5,779)	$120,178

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
     The following geographic data presents revenues for the three and six months ended June 30, 2009 and 2008, respectively, based on the domicile of the Company’s customers.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
United States	$297.4	311.9	$597.9	624.2
Europe*	60.7	68.3	118.5	127.2
Canada	33.5	31.3	64.1	62.9
Japan*	11.1	8.1	22.2	15.6
Mexico	2.0	4.0	4.2	7.7
Other	7.3	6.0	14.0	11.9

Total	$412.0	429.6	$820.9	849.5

*	Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.
     The following table reconciles geographic revenues to revenues by reportable segment for the three months ended June 30, 2009 and 2008, respectively, based on the domicile of the Company’s customers.

	North America Services		International Services		Merchant Services
(in millions)	2009	2008	2009	2008	2009	2008
United States	$217.7	237.9	—	—	79.7	74.0
Europe	0.2	0.2	60.5	68.1	—	—
Canada	33.4	31.1	—	—	0.1	0.2
Japan	—	—	11.1	8.1	—	—
Mexico	2.0	4.0	—	—	—	—
Other	2.9	2.5	4.2	3.4	0.2	0.1

Total	$256.2	275.7	75.8	79.6	80.0	74.3

     The following table reconciles geographic revenues to revenues by reportable segment for the six months ended June 30, 2009 and 2008, respectively, based on the domicile of the Company’s customers.

	North America Services		International Services		Merchant Services
(in millions)	2009	2008	2009	2008	2009	2008
United States	$443.4	479.7	—	0.1	154.5	144.4
Europe	0.4	0.5	118.1	126.7	—	—
Canada	63.9	62.6	—	—	0.2	0.3
Japan	—	—	22.2	15.6	—	—
Mexico	4.2	7.7	—	—	—	—
Other	5.1	4.9	8.5	6.6	0.4	0.4

Total	$517.0	555.4	148.8	149.0	155.1	145.1

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At June 30, 2009	At December 31, 2008
United States	$203.4	215.5
Europe	62.7	54.1
Japan	4.6	3.5
Other	9.6	6.6

Total	$280.3	279.7

Major Customers
     For the three months ended June 30, 2009, the Company had one major customer which accounted for approximately 12.6%, or $51.7 million, of total revenues. For the three months ended June 30, 2008, this major customer accounted for approximately 11.7%, or $56.5 million, of total revenues. For the six months ended June 30, 2009, the Company had one major customer which accounted for approximately 12.8%, or $104.9 million, of total revenues. For the six months ended June 30, 2008, this major customer accounted for approximately 12.3%, or $111.3 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.
Note 12 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs for the six months ended June 30, 2009 and 2008, respectively, are summarized as follows:

(in thousands)	June 30, 2009	June 30, 2008
Payments for processing rights	$2,711	12,401
Conversion costs	14,394	16,016

Total	$17,105	28,417

Nonvested Awards
     During the first six months of 2009 and 2008, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 8 for more information.

Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $4.3 million during 2009 related to storage and other peripheral hardware. The Company acquired software under capital lease obligations in the amount of $6.5 million during 2008 related to a software enterprise license agreement and storage and other peripheral hardware.
Note 13 — Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”
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
     The Company has not recorded a liability for guarantees or indemnities in the accompanying condensed consolidated balance sheets since neither a range nor a maximum amount of potential future payments under such guarantees and indemnities is determinable.
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
     The preliminary purchase price allocation is presented below:

(in thousands)
Cash and cash equivalents	$899
Intangible assets	21,500
Goodwill	29,141
Other assets	3,222

Total assets acquired	54,762
Liabilities assumed	4,190

Net assets acquired	$50,572

     Revenues associated with Infonox are included in merchant acquiring services and are included in Merchant Services for segment reporting purposes.

Note 16 — Collaborative Arrangement
     In January 2009, TSYS adopted the FASB Emerging Issue Task Force No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements.” EITF 07-1 is effective for reporting periods beginning after December 15, 2008, and it requires restatement of prior periods for all collaborative arrangements existing as of the effective date. Prior to the adoption of EITF 07-1, TSYS used the equity method of accounting for the joint ownership of the aircraft enterprise.
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
     TSYS records its usage of the aircraft and its share of net operating results of the enterprise in Other Operating Expenses. The amounts of expense the Company recorded that is attributable to the collaborative arrangement for the three and six months ended June 30, 2008 is $479,252 and $779,252, respectively.
     The following table illustrates the effect of the retrospective application on its Expenses and Equity income for its collaborative arrangements existing as of the effective date:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As			As
	Previously	Effect of Adoption	Currently	Previously	Effect of Adoption	Currently
(in thousands)	Reported	of EITF 07-1	Reported	Reported	of EITF 07-1	Reported

Other operating expenses	$—	479	$479	$—	779	$779

Total operating expenses	$—	479	$479	$—	779	$779

Operating profit	$—	(479)	$(479)	$—	(779)	$(779)
Equity in income of equity investments, net of tax	$(479)	479	—	$(779)	779	—

Net income	$(479)	—	$(479)	$(779)	—	$(779)

Note 17 — Earnings Per Share
     In June 2008, the FASB issued a FASB Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, ‘Earnings per Share,’” and therefore should be included in computing EPS using the two-class method. The impact on the first six months of 2009 and 2008 EPS (as recast to show retroactive adoption of FSP EITF 03-6-1) does not change basic or diluted EPS.
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

     The following table illustrates basic and diluted EPS under the guidance of EITF 03-6-1 for the three months ended June 30, 2009 and 2008:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	Common	Participating	Common	Participating
	Stock	Securities	Stock	Securities
Basic Earnings per share:
Net income	$53,447		63,084
Less income allocated to nonvested awards	(413)	413	(566)	566

Net income allocated to common stock for EPS calculation ( a )	$53,034	413	62,518	566

Average common shares outstanding ( b )	195,634	1,530	196,281	1,781

Basic Earnings per share ( a )/( b )	$0.27	0.27	0.32	0.32

Diluted Earnings per share:
Net income	$53,447		63,084
Less income allocated to nonvested awards	(413)	413	(565)	565

Net income allocated to common stock for EPS calculation ( c )	$53,034	413	62,519	565

Average common shares outstanding	195,634	1,530	196,281	1,781
Increase due to assumed issuance of shares related to common equivalent shares outstanding	351		689

Average common and common equivalent shares outstanding ( d )	195,985	1,530	196,970	1,781

Diluted Earnings per share ( c )/( d )	$0.27	0.27	0.32	0.32

     The following table illustrates basic and diluted EPS under the guidance of EITF 03-6-1 for the six months ended June 30, 2009 and 2008:

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
	Common	Participating	Common	Participating
	Stock	Securities	Stock	Securities
Basic Earnings per share:
Net income	$99,973		119,698
Less income allocated to nonvested awards	(816)	816	(1,003)	1,003

Net income allocated to common stock for EPS calculation ( a )	$99,157	816	118,695	1,003

Average common shares outstanding ( b )	195,466	1,614	196,513	1,665

Basic Earnings per share ( a )/( b )	$0.51	0.51	0.60	0.60

Diluted Earnings per share:
Net income	$99,973		119,698
Less income allocated to nonvested awards	(815)	815	(1,000)	1,000

Net income allocated to common stock for EPS calculation ( c )	$99,158	815	118,698	1,000

Average common shares outstanding	195,466	1,614	196,513	1,665

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
	Common	Participating	Common	Participating
	Stock	Securities	Stock	Securities
Increase due to assumed issuance of shares related to common equivalent shares outstanding	357		680

Average common and common equivalent shares outstanding ( d )	195,823	1,614	197,193	1,665

Diluted Earnings per share ( c )/( d )	$0.51	0.51	0.60	0.60

     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 6.8 million common shares for the three and six months ended June 30, 2009 and excludes 5.6 million and 5.8 million common shares for the three and six months ended June 30, 2008, respectively, because their inclusion would have been anti-dilutive.
Note 18 — Subsequent Events
     Management performed an evaluation of the Company’s activity through August 7, 2009, the date these unaudited financial statements were issued, and has concluded that there are no significant subsequent events requiring disclosure.

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
     A summary of the financial highlights for 2009, as compared to 2008, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and employees)	2009	2008	Percent Change	2009	2008	Percent Change
Revenues before reimbursable items	$350.7	363.1	(3.4)%	$696.2	716.2	(2.8)%
Total revenues	412.0	429.6	(4.1)	820.9	849.5	(3.4)
Operating income	82.8	96.8	(14.5)	160.9	182.9	(12.1)
Net income attributable to TSYS	53.4	63.1	(15.3)	100.0	119.7	(16.5)

Basic earnings per share (EPS)(1):
Income from continuing operations	0.27	0.32	(16.4)	0.52	0.60	(13.8)
Net income	0.27	0.32	(14.9)	0.51	0.60	(16.0)
Diluted EPS(1):
Income from continuing operations	0.27	0.32	(16.2)	0.52	0.60	(13.7)
Net income	0.27	0.32	(14.8)	0.51	0.60	(15.9)
Cash flows from operating activities	120.4	74.5	61.6	219.1	174.5	25.6
Other:
Average accounts on file	347.9	371.6	(6.4)	348.9	370.9	(5.9)
Cardholder transactions processed	1,793.5	1,951.2	(8.1)	3,522.3	3,758.2	(6.3)
Average full-time equivalent employees (FTE)	8,040	7,572	6.2	8,048	7,388	8.9

(1)	Basic and diluted EPS is computed based on the two-class method in accordance with FSP EITF 03-6-1. The impact on the first six months of 2009 and 2008 EPS (as recast to show retroactive adoption of FSP EITF 03-6-1) does not change basic or diluted EPS.
     Significant highlights for 2009 include:
Corporate
•	Announced that TDM, a wholly owned subsidiary involved in the late stage collection and bankruptcy business, was moved from continuing operations to discontinued operations pending the closing of the sale of this subsidiary.
North America
•	Renewed a longstanding relationship with Navy Federal Credit Union to continue offering credit card processing products to members, as a major component of Navy Federal’s consumer and credit card lending operation.
•	Signed an agreement with Unicard Mexico, a wholly owned subsidiary of Unibanco Brasil, one of the world’s top 20 banks and TSYS’ first TS2 card issuing client in Mexico.
•	Incurred a one-time expense related to resolution of a client issue at TDM.
International
•	Announced that TSYS has signed a multi-year contract with Banco Carrefour S.A., to process its hybrid and private label card business in Brazil. The agreement includes an initial launch of a new MasterCard hybrid card in June 2009 which will be followed by the conversion of the existing six million private label cards in early 2010. TSYS will process the cards on its TS Prime multi-client payments processing platform.

•	Reached an agreement with Travel Bank, Inc., a financial services company that is a part of the JTB Group, to process Japan’s first Visa branded Prepaid card in July 2009. Consumers can use the cards to make payments at Visa merchants when traveling overseas or to withdraw cash from Visa ATMs.
•	Began offering merchant payment services to PaySquare in the Benelux, which is TSYS’ first acquirer-processing client to go live in Europe.
•	Announced China UnionPay Data Services Co., Ltd. (CUP Data) (TSYS’ joint venture with China UnionPay) signed two processing agreements. One agreement was with China Postal Savings Bank, China’s fifth largest bank. The other agreement was with Bank of East Asia, Hong Kong’s largest local independent bank and the first foreign bank to launch a card program in China.
•	Introduced its market-leading CentreSuite product to Europe. The commercial card management tool was first launched in North America in 2002 and is now employed by more than 140,000 businesses.
Merchant
•	Responded to Bank of America’s announcement on June 29, 2009 that Bank of America and other parties are forming a new joint venture that will provide merchant processing services. TSYS provides accounting, settlement, authorization and other services to Bank of America pursuant to a contract that will expire in April 2010. Bank of America has indicated to TSYS that it is in the process of formulating its plans with respect to changes in its merchant processing relationship with TSYS but has not yet communicated to TSYS the timing or extent of the deconversion from TSYS’ systems.

•	Announced availability of two new all-in-one point-of-sale (POS) solutions to help small- and mid-sized retailers integrate store operations with the point of purchase. Offered as a complete business-in-a-box, each solution includes quality hardware components and award winning Microsoft software to help retailers manage every aspect of their business.

•	Agreed to partner with mPay Gateway(TM) and Nova Libra to provide point-of-sale payment solutions that meet the needs of healthcare providers and their patients, as well as pharmacies and drug stores.
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
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under FIN 48 at June 30, 2009 is $4.6 million. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s 2008 Annual Report on Form 10-K, total contractual cash obligations at December 31, 2008 were estimated at $458.0 million. These contractual cash obligations include lease payments and software arrangements.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended June 30, 2009 and 2008, respectively:

			Percent Change
	% of Total Revenues		in Dollar Amounts
	2009	2008	2009 vs. 2008
Revenues:
Electronic payment processing services	57.3%	57.6%	(4.7)%
Merchant acquiring services	16.9	15.3	6.2
Other services	10.9	11.6	(9.8)

Revenues before reimbursable items	85.1	84.5	(3.4)
Reimbursable items	14.9	15.5	(8.0)

Total revenues	100.0	100.0	(4.1)

Expenses:
Salaries and other personnel expenses	36.0	33.6	2.9
Net technology and facilities expenses	17.7	17.3	(1.7)
Spin-related expenses	—	0.3	(100.0)
Other operating expenses	11.3	10.8	0.2

Expenses before reimbursable items	65.0	62.0	0.7
Reimbursable items	14.9	15.5	(8.0)

Total expenses	79.9	77.5	(1.1)

Operating income	20.1	22.5	(14.5)
Nonoperating expenses	(0.6)	(0.1)	nm

Income from continuing operations before income taxes and equity in income of equity investments	19.5	22.4	(16.5)
Income taxes	7.1	7.9	(14.0)

Income from continuing operations before equity in income of equity investments	12.4	14.5	(17.9)
Equity in income of equity investments	0.4	0.3	46.7

Income from continuing operations, net of tax	12.8	14.8	(16.8)
Income from discontinued operations, net of tax	0.3	0.1	nm

Net income	13.1	14.9	(15.3)
Net income attributable to the noncontrolling interests	(0.1)	(0.2)	(18.1)

Net income attributable to TSYS	13.0%	14.7%	(15.3)%

nm	= not meaningful

     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended June 30, 2009 and 2008, respectively:

			Percent Change
	% of Total Revenues		in Dollar Amounts
	2009	2008	2009 vs. 2008
Revenues:
Electronic payment processing services	57.0%	58.1%	(5.1)%
Merchant acquiring services	16.5	15.0	6.2
Other services	11.3	11.3	(2.9)

Revenues before reimbursable items	84.8	84.4	(2.8)
Reimbursable items	15.2	15.6	(6.4)

Total revenues	100.0	100.0	(3.4)

Expenses:
Salaries and other personnel expenses	35.7	34.1	1.1
Net technology and facilities expenses	17.9	17.2	0.3
Spin-related expenses	—	1.0	(100.0)
Other operating expenses	11.6	10.5	7.2

Expenses before reimbursable items	65.2	62.8	0.4
Reimbursable items	15.2	15.7	(6.4)

Total expenses	80.4	78.5	(1.0)

Operating income	19.6	21.5	(12.1)
Nonoperating (expenses) income	(0.5)	0.1	nm

Income from continuing operations before income taxes and equity in income of equity investments	19.1	21.6	(14.5)
Income taxes	6.9	7.9	(15.3)

Income from continuing operations before equity in income of equity investments	12.2	13.7	(14.0)
Equity in income of equity investments	0.3	0.4	(18.4)

Income from continuing operations, net of tax	12.5	14.1	(14.1)
(Loss) income from discontinued operations, net of tax	(0.3)	0.1	nm

Net income	12.2	14.2	(16.3)
Net income attributable to the noncontrolling interests	(0.1)	(0.1)	4.0

Net income attributable to TSYS	12.1%	14.1%	(16.5)%

nm = not meaningful
Revenues
     The Company generates revenues from the fees that it charges customers for providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for customers through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenue growth was moderated by currency translation impact of foreign operations, as well as doing business in a competitive landscape. Of the total revenue changes of 4.1% for the second quarter of 2009, the Company estimates revenues decreased by a net 4.6% due to foreign currency exposure and pricing, and increased 0.5% for volume changes. Of the total revenue changes of 3.4% for the first six months of 2009, the Company estimates revenues decreased by a net 5.5% due to foreign currency exposure and pricing, and increased 2.2% for volume changes.
     Total revenues decreased $17.6 million and $28.5 million, or 4.1% and 3.4%, during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in revenues for the three and six months ended June 30, 2009 includes a decrease of $17.8 million and $40.4 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues decreased $12.3 million and $20.0 million, or 3.4% and 2.8%, during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.

     Total revenues from clients domiciled outside the United States for the three and six months ended June 30, 2009 and 2008 are summarized below:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Europe	$60.7	68.3	(11.1)	$118.5	127.2	(6.8)
Canada	33.5	31.3	7.1	64.1	62.9	1.9
Japan	11.1	8.1	36.0	22.2	15.6	42.3
Mexico	2.0	4.0	(49.3)	4.2	7.7	(45.4)
Other	7.3	6.0	21.4	14.0	11.9	17.9

Totals	$114.6	117.7	(2.6)	$223.0	225.3	(1.0)

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
Value Added Products and Services
     The Company’s revenues are impacted by the use of optional value added products and services of TSYS’ processing systems. Value added products and services are optional features to which each client can choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; revenue enhancement tools and customer retention programs; and data warehouse services. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included primarily in electronic payment processing services revenue. For the three months ended June 30, 2009 and 2008, value added products and services represented 11.9% and 12.8%, respectively, of total revenues. For the six months ended June 30, 2009 and 2008, value added products and services represented 11.8% and 12.5%, respectively, of total revenues.
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
     On June 29, 2009, Bank of America announced that it and other parties are forming a new joint venture that will provide merchant processing services. TSYS provides accounting, settlement, authorization and other services to Bank of America pursuant to a contract that will expire in April 2010, which services accounted for approximately 4.0% of TSYS’ total revenues for 2008 and approximately 4.8% of TSYS’ total revenues for the second quarter of 2009.
     Bank of America has indicated to TSYS that it is in the process of formulating its plans with respect to changes in its merchant processing relationship with TSYS but has not yet communicated to TSYS the timing or extent of the deconversion from TSYS’ systems. TSYS provides a number of additional services to Bank of America, including commercial card processing, small business card processing and card production services.
     Approximately 29% and 31% of the total revenues derived from providing merchant processing services to Bank of America are attributable to reimbursable items for 2008 and the second quarter of 2009, respectively.
     TSYS will operate under the current contract until Bank of America informs TSYS of the changes to the merchant processing relationships. TSYS expects that the merchant processing business associated with Bank of America will contribute approximately $0.02 per share to TSYS’ projected earnings per share in 2009. The potential loss of Bank of America as a merchant processing client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows.

     Revenues from major customers for the periods reported are primarily attributable to the North America Services segment and Merchant Services segment.
Accounts on File (AOF) Data

	At June 30,		Percent
(in millions)	2009	2008	Change
	349.5	372.9	(6.3)
Quarter-to-date (QTD) Average	347.9	371.6	(6.4)
Year-to-date (YTD) Average	348.9	370.9	(5.9)
AOF by Portfolio Type

	At June 30,
	2009		2008		Percent
(in millions)	AOF	%	AOF	%	Change
Consumer	191.2	54.7	211.9	56.8	(9.8)
Retail	51.7	14.8	58.6	15.7	(11.6)
Stored value	34.4	9.9	31.2	8.4	10.1
Commercial	44.4	12.7	41.7	11.2	6.4
Government services	22.4	6.4	24.5	6.6	(8.6)
Debit	5.4	1.5	5.0	1.3	7.7

Total	349.5	100.0	372.9	100.0	(6.3)

AOF by Geographic Area

	At June 30,
	2009		2008		Percent
(in millions)	AOF	%	AOF	%	Change
U.S.	261.2	74.7	289.0	77.5	(9.6)
Outside U.S.	88.3	25.3	83.9	22.5	5.2

Total	349.5	100.0	372.9	100.0	(6.3)

Note: The accounts on file distinction between U.S. and outside U.S. is based on the geographic domicile of the Company’s processing clients.
Activity in AOF

	June 2008 to	June 2007 to
(in millions)	June 2009	June 2008
Beginning balance	372.9	439.2
Internal growth of existing clients	30.6	39.5
New clients	23.1	30.1
Purges/Sales	(37.0)	(13.3)
Deconversions	(40.1)	(122.6)

Ending balance	349.5	372.9

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Revenues from electronic payment processing services decreased $11.5 million and $25.1 million, or 4.7% and 5.1%, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease for the three and six months is attributable to negative foreign currency translation, the loss of clients through portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized, partially offset by new clients.
     TSYS’ electronic payment processing revenues are influenced by several factors, including volumes related to AOF and transactions. TSYS estimates that approximately 49% of total electronic payment processing revenues is AOF and transaction volume driven — primarily processing services. The remaining 51% of electronic payment processing revenues are not AOF and transaction volume driven, and are derived from production and optional services TSYS considers to be value added products and services, custom programming and licensing arrangements.
     Active accounts are accounts that have had monetary activity either during the current month or in the past 90 days based on contractual definition. Inactive accounts are accounts that have not had a monetary transaction (purchase, payment, etc.) in the past 90 days. The more active an account is, the more revenue generated for TSYS (items such as transaction and authorizations processed, and statements billed).
     Occasionally a client will purge inactive accounts from its portfolio. An inactive account typically will only generate an AOF charge. A processing client will periodically review its cardholder portfolio based upon activity and usage. Each client, based upon criteria individually set by the client, will flag an account to be “purged” from TSYS’ system and deactivated.
     A deconversion involves a client migrating all of its accounts to an in-house solution or another processor. Account deconversions include active and inactive accounts and can impact the Company’s revenues significantly more than an account purge.
     A sale of a portfolio involves a client typically selling a portion of its accounts to another party. A sale of a portfolio and a deconversion impact the Company’s financial statements in a similar fashion, although a sale usually has a smaller financial impact due to the number of accounts typically involved.
Merchant Acquiring Services
     Merchant acquiring services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to financial institutions and other merchant acquirers. Revenues from merchant acquiring services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of retail market segments. Merchant acquiring services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale equipment sales and service. Merchant acquiring services revenues also include revenues derived from Infonox, a Silicon Valley-based technology firm acquired in November 2008. Infonox extends our payment capabilities and brings innovative, cutting-edge technology to the payments marketplace by enhancements with mobile, virtual terminal, ATM, BillPay and self-service kiosk solutions among others.
     Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring) and majority owned subsidiary GP Network Corporation. Merchant acquiring services revenues for the three and six months ended June 30, 2009 was $69.7 million and $135.2 million, respectively, compared to $65.6 million and $127.3 million for the same periods last year. Approximately $2.0 million of the change in merchant acquiring revenues in the second quarter of 2009 compared to the second quarter of 2008 was the result of new business and $2.1 million was the result of an acquisition. Approximately $3.0 million of the change in merchant acquiring revenues in the first six months of 2009 compared to the same period last year was the result of new business and $3.9 million was the result of an acquisition.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
     TSYS Acquiring also expanded its offerings during 2008 to include the Infonox solution set, a host of new point-of-sale terminals and software applications including solutions for the health care industry, PCI scanning and assessment services. These offerings complement the existing enhanced Dynamic Currency Conversion and multi-currency processing services, Spanish language telephone processing, improved Internet-based research and portfolio reporting capabilities and new Merchant Boarding and Maintenance capabilities.

Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services decreased $4.9 million, or 9.8%, and $2.8 million, or 2.9%, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Approximately $4.2 million of the change in the second quarter of 2009 compared to the second quarter of 2008 other services revenues was the result of currency translation. Approximately $2.8 million of the change for the first six months of 2009 compared to the same period last year in other services revenues was the result of call center business being taken in-house by a client.
Reimbursable Items
     As a result of the FASB’s Emerging Issues Task Force No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items decreased $5.3 million, or 8.0%, and $8.5 million, or 6.4%, for the three and six months ended June 30, 2009, respectively, compared to the same periods last year due to negative currency translation and less postage as a result of client portfolio deconversions.
     The majority of reimbursable items relates to the Company’s domestic-based clients and is primarily costs associated with postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. On May 11, 2009, the U.S. Postage Service increased the price of a first-class stamp $0.02 to $0.44. On May 12, 2008, the U.S. Postage Service increased the price of a first-class stamp $0.01 to $0.42.
Operating Expenses
     Total expenses decreased 1.1% and 1.0% for the three and six months ended June 30, 2009 compared to the same periods in 2008. The fluctuation in expense includes a decrease of $14.8 million and $34.2 million for the three and six months ended June 30, 2009, respectively, related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total expenses increased 0.7% and 0.4% for the three and six months ended June 30, 2009 compared to the same periods in 2008. The fluctuation in operating expenses is attributable to changes in each of the expense categories as described below.
Salaries and Other Personnel Expenses
     Summarized below are the major components of salaries and other personnel expenses:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(in thousands)	2009	2008	Change	2009	2008	Change
Salaries	$113,000	110,174	2.6%	$224,398	214,264	4.7%
Employee benefits	26,117	19,728	32.4	50,228	48,772	3.0
Nonemployee wages	12,420	16,564	(25.0)	24,670	30,302	(18.6)
Share-based compensation	3,965	5,967	(33.5)	9,233	9,682	(4.6)
Other	3,492	3,297	5.9	5,866	6,797	(13.7)
Less capitalized expenses	(10,485)	(11,426)	(8.2)	(21,544)	(20,288)	6.2

Total	$148,509	144,304	2.9%	$292,851	289,529	1.1%

     Salaries and other personnel expenses increased $4.2 million, or 2.9%, and $3.3 million, or 1.1%, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The change in salaries and other personnel expenses is associated with the normal salary increases and related benefits, offset by the higher level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expenses include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended June 30, 2008, the Company accrued $200,000 for performance-based incentives. For the six months ended June 30, 2008, the Company accrued $4.7 million for performance-based incentives.
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

     Capitalized salaries and personnel expenses decreased $941,000 and increased $1.3 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, as a result of increased client conversion and implementation activity in the International Services segment.
     The Company’s salaries and other personnel expenses is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:
Employee Data:

(FTE)	2009	2008	Percent Change
At June 30,	8,001	7,582	5.5%
QTD Average	8,040	7,572	6.2
YTD Average	8,048	7,388	8.9
     The majority of the increase in the number of employees in 2009 as compared to 2008 is a result of the expansion of TSYS’ international business.
     Share-based compensation expenses include the impact of expensing the fair value of stock options, as well as expenses associated with nonvested shares. For the three months ended June 30, 2009, share-based compensation was $4.0 million, compared to $6.0 million for the same period in 2008. For the six months ended June 30, 2009, share-based compensation was $9.2 million, compared to $9.7 million for the same period in 2008.
Net Technology and Facilities Expenses
     Summarized below are the major components of net technology and facilities expenses:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(in thousands)	2009	2008	Change	2009	2008	Change
Depreciation and amortization	$27,405	29,040	(5.6)%	$53,818	57,475	(6.4)%
Equipment and software rentals	20,920	21,125	(1.0)	43,149	41,604	3.7
Repairs and maintenance	13,854	12,725	8.9	27,760	25,659	8.2
Other	10,756	11,335	(5.1)	22,194	21,743	2.1

Total	$72,935	74,225	(1.7)%	$146,921	146,481	0.3%

     Net technology and facilities expenses decreased $1.3 million, or 1.7%, and increased $0.4 million, or 0.3%, for the three and six months ended June 30, 2009, respectively, over the same periods in 2008.
     Repairs and maintenance increased for the three and six months ended June 30, 2009, as compared to the same periods in 2008, as a result of support for additional software licenses and equipment.
Spin-Related Expenses
     Spin-related expenses consist of expenses associated with the separation from Synovus. In July 2007, Synovus’ Board of Directors appointed a special committee of independent directors to make a recommendation with respect to whether to distribute Synovus’ ownership interest in TSYS to Synovus’ shareholders. As a result, the TSYS Board of Directors formed a special committee of independent TSYS directors to consider the terms of any proposed spin-off by Synovus of its ownership interest in TSYS, including the size of the pre-spin cash dividend. TSYS incurred expenses associated with advisory and legal services in connection with the spin assessment. As the spin-off was finalized and completed, TSYS also incurred expenses for the incremental fair value associated with converting Synovus stock options held by TSYS employees to TSYS options.

Other Operating Expenses
     Summarized below are the major components of other operating expenses:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(in thousands)	2009	2008	Change	2009	2008	Change
Third-party data processing services	$12,607	10,879	15.9%	$23,741	21,004	13.0%
Travel and business development	5,975	6,724	(11.1)	11,859	13,972	(15.1)
Supplies and stationery	4,081	5,947	(31.4)	10,056	11,284	(10.9)
Professional advisory services	2,144	7,192	(70.2)	9,667	10,529	(8.2)
Amortization of conversion costs	4,184	3,209	30.4	8,203	6,667	23.0
Amortization of acquisition intangibles	851	673	26.5	1,675	1,332	25.8
Service level quality expenses	(23)	(806)	(97.2)	1,514	(562)	nm
Bad debt (recoveries) expense	235	304	(22.5)	416	(1,275)	(132.6)
Management fees	37	37	0.4	74	72	1.7
Other	16,407	12,264	33.8	28,297	26,059	8.6

Total	$46,498	46,423	0.2%	$95,502	89,082	7.2%

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
     Other operating expenses for the three and six months ended June 30, 2009 increased $75,000, or 0.2%, and $6.4 million, or 7.2%, respectively, as compared to the same periods in 2008. The increase in operating expenses is primarily the result of the use of more professional advisory services, increased service level quality expenses and a recovery of a bad debt expense in 2008. The increase in the amount of service level quality expenses is associated with changes in estimates for processing errors and contractual contingencies.
Operating Income
     Operating income decreased 14.5% and 12.1% for the three and six months ended June 30, 2009, respectively, over the same periods in 2008. The Company’s operating profit margin for the three and six months ended June 30, 2009 was 20.1% and 19.6%, respectively, compared to 22.5% and 21.5% for the same periods last year. TSYS’ operating margin decreased for the three and six months ended June 30, 2009, as compared to the same periods in 2008, as the result of the loss of revenues associated with deconverted portfolios.
Nonoperating Income (Expense)
     Interest income for the three months ended June 30, 2009 was $0.5 million, a decrease of $1.2 million, compared to $1.7 million for the same period in 2008. Interest income for the six months ended June 30, 2009 was $1.2 million, a decrease of $3.0 million, compared to $4.2 million for the same period in 2008. The decrease in interest income is primarily attributable to the decline in interest rates.
     Interest expense for the three months ended June 30, 2009 was $1.1 million, a decrease of $1.8 million compared to $2.9 million for the same period in 2008. Interest expense for the six months ended June 30, 2009 was $2.2 million, a decrease of $4.0 million compared to $6.2 million for the same period in 2008. The decrease in interest expense in 2009 compared to 2008 relates to the decline in interest rates.
     For the three months ended June 30, 2009 and 2008, the Company recorded a translation loss of approximately $3.1 million and a translation gain of approximately $198,000, respectively, related to intercompany loans and foreign denominated balance sheet accounts. For the six months ended June 30, 2009 and 2008, the Company recorded a translation loss of approximately $4.0 million and a translation gain of approximately $2.1 million, respectively, related to intercompany loans and foreign denominated balance sheet accounts.

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
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The Company recorded a net translation loss of approximately $3.1 million and $4.0 million for the three and six months ended June 30, 2009, respectively, related to the translation of foreign denominated balance sheet accounts, most of which were cash.
     The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2009 was approximately $12.7 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate for the three months ended June 30, 2009 was 35.9%, compared to 35.1% for the same period in 2008. TSYS’ effective income tax rate for the six months ended June 30, 2009 was 35.8%, compared to 36.0% for the same period in 2008. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and pre-tax equity earnings of its equity investments. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $1.6 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively. TSYS’ share of income from its equity in equity investments was $2.7 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.
(Loss)/Income from Discontinued Operations, net of tax
     Income from discontinued operations, net of tax for the three months ended June 30, 2009 increased $0.9 million compared to the same period in 2008. Loss from discontinued operations, net of tax for the six months ended June 30, 2009 increased $2.7 million compared to the same period in 2008 mainly as the result of a one-time expense related to resolution of a client issue at TDM.
Net Income Attributable to TSYS
     Net income attributable to TSYS for the three months ended June 30, 2009 decreased 15.3%, or $9.6 million, to $53.5 million, or basic and diluted earnings per share of $0.27, compared to $63.1 million, or basic and diluted earnings per share of $0.32, for the same period in 2008. Net income attributable to TSYS for the six months ended June 30, 2009 decreased 16.5%, or $19.7 million, to $100.0 million, or basic and diluted earnings per share of $0.51, compared to $119.7 million, or basic and diluted earnings per share of $0.60, for the same period in 2008.
Net Profit Margin
     The Company’s net profit margin for the three months ended June 30, 2009 was 13.0%, compared to 14.7% for the same period last year. The Company’s net profit margin for the six months ended June 30, 2009 was 12.2%, compared to 14.1% for the same period last year. TSYS’ profit margin is impacted by the consolidation of majority-owned subsidiaries. The Company recognizes only its share of net profits from these entities, while consolidating all their revenues, which has the impact of lowering overall net profit margins. TSYS’ net profit margin decreased for the quarter as the result of increased interest expense due to long-term debt and the loss of revenues associated with deconverted portfolios.
Operating Segments
North America Services
     North America Services segment provides electronic payment processing and related services to clients primarily based in North America. This segment has two major customers.
     Below is a summary of the North America Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Total revenues	$256.2	275.7	(7.1)%	$517.1	555.3	(6.9)%
Operating income	58.2	68.3	(14.8)	116.2	138.7	(16.2)
AOF	311.7	340.8	(8.5)	311.7	340.8	(8.5)
Transactions	1,522.3	1,686.7	(9.7)	3,003.3	3,276.3	(8.3)
     The decline in total segment revenues for the three and six months ended June 30, 2009, as compared to the same periods in 2008, is the result of a decrease in revenues associated with client portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized.
International Services
     International Services segment provides electronic payment processing and related services to clients primarily based outside the North America region. This segment has one major customer.
     Below is a summary of the International Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Total revenues	$75.8	79.6	(4.7)%	$148.8	149.0	(0.2)%
Operating income	9.2	11.7	(21.5)	15.2	19.2	(20.7)
AOF	37.8	32.1	17.5	37.8	32.1	17.5
Transactions	271.2	264.5	2.5	519.1	481.9	7.7
     The increase in total segment revenues for the three and six months ended June 30, 2009, as compared to the same periods in 2008, is the result of revenues associated with new clients as a result of portfolio conversions, partially offset by negative foreign currency translation and overall economic conditions causing existing clients to be selective in the services being utilized.
Merchant Services
     Merchant Services segment provides merchant processing and related services to clients primarily based in the United States. This segment has one major customer.
     Below is a summary of the Merchant Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Total revenues	$80.0	74.3	7.6%	$155.1	145.1	6.9%
Operating income	15.4	18.1	(14.9)	29.5	33.2	(11.2)
Point-of-sale transactions	1,313.0	1,307.2	0.4	2,539.1	2,525.2	0.6

     The increase in total segment revenues is the result of the acquisition of Infonox, a new client and increase in processing volumes.
     Refer to the discussion of Bank of America under “Major Customers.”
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
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Operating income	$82,779	96,848	$160,894	182,943

Net income attributable to TSYS	$53,447	63,084	$99,973	119,698

Total revenues	$411,993	429,630	$820,927	849,455

Operating margin (as reported)	20.1%	22.5%	19.6%	21.5%

Net profit margin (as reported)	13.0%	14.7%	12.2%	14.1%

Revenue before reimbursable items	$350,721	363,055	$696,168	716,185

Adjusted operating margin	23.6%	26.7%	23.1%	25.5%

Adjusted net profit margin	15.2%	17.4%	14.4%	16.7%

Projected Outlook for 2009
     TSYS expects its 2009 revenues to decline by 5%-3% as compared to 2008 and expects its 2009 net income to decline by 13%-11% as compared to 2008, based on the following assumptions: (1) the sale of TDM will close in the third quarter; (2) there will be no significant movements in LIBOR and TSYS will not make any significant draws on the remaining balance of the revolving credit facility; (3) anticipated levels in employment, technology and other expenses will be accomplished; (4) there will be no significant movement in foreign currency exchange rates related to TSYS’ business subsequent to June 30, 2009; (5) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, other than those already identified, or any significant impairment of goodwill or other intangibles; and (6) there will be no significant portfolio deconversions other than as previously announced.

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
Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2009	2008
Net income attributable to TSYS	$99,973	119,698
Depreciation and amortization	77,967	79,755
Dividends from equity investments	4,718	3,248
Other noncash items and charges, net	9,745	5,009
Net change in current and long-term assets and current and long-term liabilities	26,692	(33,238)

Net cash provided by operating activities	$219,095	174,472

     TSYS’ main source of funds is derived from operating activities, specifically net income. During the six months ended June 30, 2009, the Company generated $219.1 million in cash from operating activities compared with $174.5 million for the same period last year. The increase in 2009 in net cash provided by operating activities was primarily the result of the net change in current and long-term assets and current and long-term liabilities.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at June 30, 2009, as compared to December 31, 2008, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2009	2008
Purchases of property and equipment, net	$(13,784)	(26,296)
Additions to licensed computer software from vendors	(12,709)	(8,598)
Additions to internally developed computer software	(12,918)	(8,332)
Cash used in acquisitions, net of cash acquired	(293)	—
Additions to contract acquisition costs	(17,105)	(28,417)

Net cash used in investing activities	$(56,809)	(71,643)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The Company used $56.8 million in cash for investing activities for the six months ended June 30, 2009, compared to $71.6 million for the same period in 2008. The major uses of cash for investing activities in 2009 was for the additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software. The major uses of cash for investing activities in 2008 was for the additions of equipment and contract acquisition costs.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $6.1 million for the three months ended June 30, 2009, bringing the total for 2009 to $17.1 million compared to $28.4 million for the six months ended June 30, 2008.

     The Company had cash payments for processing rights of approximately $2.7 million during the six months ended June 30, 2009, compared to $5.4 million and $12.4 million for the three and six months last year, respectively.
     Conversion cost additions were $14.4 million and $16.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in the amount of conversion cost additions for 2009, as compared to 2008, is the result of the timing of conversion activity in 2009 versus 2008.
Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2009	2008
Dividends paid on common stock	$(27,595)	(27,768)
Proceeds from borrowings of long-term debt	5,334	2,506
Repurchase of common stock	(329)	(23,594)
Principal payments on long-term debt borrowings and capital lease obligations	(9,786)	(6,870)
Other	(227)	91

Net cash used in financing activities	$(32,603)	(55,635)

     The major use of cash for financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2009 was $32.6 million mainly as a result of the payment of dividends. Net cash used in financing activities for the six months ended June 30, 2008 was $55.6 million mainly as a result of the payment of dividends and the repurchase of common stock.
Borrowings
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third-party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million.
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
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended June 30, 2009, bringing the total for 2009 to $27.6 million compared to $27.8 million paid during the six months ended June 30, 2008.
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.1:1. At June 30, 2009, TSYS had working capital of $482.4 million compared to $395.5 million at December 31, 2008.
Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the impact of adopting SFAS No. 168 on its financial position, results of operations and cash flows to be material.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the impact of adopting SFAS No. 167 on its financial position, results of operations and cash flows to be material.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements ; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The impact of adopting SFAS No. 165 was not material to the Company’s financial position, results of operations and cash flows.
     In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations.” The guidance in EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the impact of adopting 08-6 on its financial position, results of operations and cash flows to be material.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ plans to continue to expand its service offerings internationally and expectation that international revenues will continue to grow; (ii) the expected contribution of Bank of America’s merchant processing business to TSYS’ projected earnings per share for 2009; (iii) TSYS’ expectation that the loss of Bank of America’s merchant processing business will not have a material adverse affect on TSYS; (iv) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (v) TSYS’ expected decline in revenues and net income for 2009; (vi) TSYS’ belief with respect to lawsuits, claims and other complaints; and (vii) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements, including, with respect to TSYS’ expected decline in net income for 2009: (a) the sale of TDM will close in the third quarter; (b) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its revolving credit facility; (c) there will be no significant movement in foreign currency exchange rates related to TSYS’ business subsequent to June 30, 2009; (d) anticipated levels in employment, technology and other expenses will be accomplished; (e) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, other than as previously identified, or any significant impairment of goodwill or other intangibles; and (f) there will be no significant portfolio deconversions during the year other than as previously identified. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:
•	expenses associated with the spin-off are higher than expected;
•	movements in LIBOR are greater than expected and draws on the revolving credit facility are greater than expected;
•	TSYS incurs expenses associated with the signing of a significant client;
•	internal growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise;
•	TSYS does not convert and deconvert clients’ portfolios as scheduled;
•	adverse developments with respect to foreign currency exchange rates;
•	adverse developments with respect to entering into contracts with new clients and retaining current clients;
•	continued consolidation and turmoil in the financial services industry, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and the seizure by federal banking regulators of TSYS clients;
•	TSYS is unable to control expenses and increase market share, both domestically and internationally;

•	adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism;
•	TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending;
•	the impact of potential and completed acquisitions, including the costs associated therewith and their being more difficult to integrate than anticipated;
•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;
•	the impact of the application of and/or changes in accounting principles;
•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;
•	TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce;
•	changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of our products;
•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;
•	the material breach of security of any of our systems;
•	overall market conditions;
•	the loss of a major supplier;
•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
•	the sale of TDM does not take place as expected;
•	other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other filings with the Securities and Exchange Commission; and
•	TSYS’ ability to manage the foregoing and other risks.
     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive (loss) gain for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Other comprehensive gain	$18.4	0.4	$14.6	4.8
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at June 30, 2009:

(in millions)	June 30, 2009
Europe	$167.4
China	65.8
Mexico	6.3
Japan	1.0
Canada	0.9
Other	18.1
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation loss of approximately $3.1 million and $4.0 million for the three and six months ended June 30, 2009, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2009 was approximately $12.7 million, the majority of which is denominated in Euros.
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
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at June 30, 2009 was $12.7 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $12.7 million at June 30, 2009.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$127	635	1,270	(127)	(635)	(1,270)

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
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third-party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million.
     In connection with the formation of TSYS Managed Services EMEA Ltd. (TSYS Managed Services), both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of June 2009, the balance of the loan from Merchants was approximately £2.0 million, or approximately $3.2 million, payable in total in five years, at an interest rate of LIBOR plus 2%, with interest payable quarterly.
     In April 2009, TSYS Managed Services repaid its short-term note of £1.3 million, or approximately $1.8 million, that it acquired in June 2008.

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2009, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Other than as set forth in the paragraph below, no change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     In April 2009, the Company converted to a new billing system. The implementation is expected to materially impact the Company’s internal control over financial reporting by providing more timely financial and accounting information and reducing manual processes.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     No purchases of TSYS stock were made pursuant to TSYS’ stock repurchase plan or otherwise during the three months ended June 30, 2009. In addition, during the same period, no shares of TSYS stock were delivered to it in payment of the exercise price of stock options or withheld to cover taxes on vesting for non-vested shares granted.
Item 4 — Submission of Matters to a Vote of Security Holders
     The annual shareholders’ meeting of Total System Services, Inc. was held April 29, 2009. There were three proposals voted on at the meeting.
     Proposal I voted on at the meeting was the election of five class II directors. Following is a tabulation of votes for each nominee:

NOMINEE	FOR	AGAINST	ABSTAIN
James H. Blanchard	157,243,338	9,274,814	371,146
Richard Y. Bradley	162,804,098	3,468,397	616,804
Walter W. Driver, Jr.	158,983,883	7,281,131	624,286
Gardiner W. Garrard, Jr.	156,887,020	9,235,852	766,427
W. Walter Miller, Jr.	160,054,799	6,270,220	564,280
     Richard E. Anthony, Kriss Cloninger III, Sidney E. Harris, Alfred W. Jones III, Mason H. Lampton, H. Lynn Page, Philip W. Tomlinson, John T. Turner, Richard W. Ussery, M. Troy Woods, James D. Yancey and Rebecca K. Yarbrough also continued to serve as directors following the annual shareholders’ meeting although Alfred W. Jones III subsequently resigned.
     Proposal II voted on at the meeting was the approval of the amendment of TSYS’ Articles of Incorporation to declassify the Board of Directors. Following is a tabulation of votes:

FOR	164,158,836
AGAINST	1,798,196
ABSTAIN	932,267
     Proposal III voted on at the meeting was the ratification of KPMG LLP as the Independent Auditor for the fiscal year ending December 31, 2009. Following is a tabulation of votes:

FOR	163,531,088
AGAINST	2,824,204
ABSTAIN	534,008

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information (continued)
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

TOTAL SYSTEM SERVICES, INC.
Date: August 7, 2009	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: August 7, 2009	by:	/s/ James B. Lipham
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