Form 10-Q
period 2009-09-30
TOTAL SYSTEM SERVICES INC
filed 2009-11-09
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: November 9, 2009
Common Stock, $0.10 par value	197,184,497 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$420,141	211,365
Restricted cash	26,317	31,128
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $6.8 million and $8.0 million at 2009 and 2008, respectively	240,753	246,767
Deferred income tax assets	16,440	29,615
Prepaid expenses and other current assets	74,678	88,612
Current assets of discontinued operations	—	24,570

Total current assets	778,329	632,057
Property and equipment, net of accumulated depreciation and amortization of $312.7 million and $286.7 million at 2009 and 2008, respectively	286,554	291,341
Computer software, net of accumulated amortization of $468.6 million and $423.7 million at 2009 and 2008, respectively	198,249	202,038
Contract acquisition costs, net	127,021	131,568
Goodwill	168,423	165,995
Equity investments	72,936	74,012
Other intangible assets, net of accumulated amortization of $16.0 million and $15.6 million at 2009 and 2008, respectively	15,082	17,452
Other assets	29,673	28,316
Long-term assets of discontinued operations	—	7,245

Total assets	$1,676,267	1,550,024

Liabilities
Current liabilities:
Current portion of long-term debt	$6,919	8,575
Current portion of obligations under capital leases	5,423	6,344
Accrued salaries and employee benefits	28,529	46,701
Accounts payable	36,387	32,440
Other current liabilities	150,042	130,751
Current liabilities of discontinued operations	—	10,993

Total current liabilities	227,300	235,804
Long-term debt, excluding current portion	196,156	196,295
Deferred income tax liabilities	52,757	60,573
Obligations under capital leases, excluding current portion	12,827	13,576
Other long-term liabilities	47,073	40,709
Long-term liabilities of discontinued operations	—	2,217

Total liabilities	536,113	549,174

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 200,863 and 200,356 issued at 2009 and 2008, respectively; 197,187 and 196,704 outstanding at 2009 and 2008, respectively	20,086	20,036
Additional paid-in capital	137,052	126,889
Accumulated other comprehensive income (loss), net	7,975	(6,627)
Treasury stock, at cost (shares of 3,676 and 3,652 at 2009 and 2008, respectively)	(69,950)	(69,641)
Retained earnings	1,033,851	920,292

Total shareholders’ equity	1,129,014	990,949

Noncontrolling interests in consolidated subsidiaries	11,140	9,901

Total equity	1,140,154	1,000,850

Total liabilities and equity	$1,676,267	1,550,024

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenues:
Electronic payment processing services	$238,448	254,558	706,503	747,682
Merchant acquiring services	71,834	64,567	207,005	191,888
Other services	48,684	53,579	141,625	149,319

Revenues before reimbursable items	358,966	372,704	1,055,133	1,088,889
Reimbursable items	73,330	66,742	198,089	200,013

Total revenues	432,296	439,446	1,253,222	1,288,902

Expenses:
Salaries and other personnel expenses	148,180	150,262	441,031	439,791
Net technology and facilities expenses	76,903	75,042	224,176	221,875
Spin-related expenses	—	1,719	—	9,869
Other operating expenses	46,027	50,391	141,177	139,120

Expenses before reimbursable items	271,110	277,414	806,384	810,655
Reimbursable items	73,330	66,742	198,089	200,013

Total expenses	344,440	344,156	1,004,473	1,010,668

Operating income	87,856	95,290	248,749	278,234
Nonoperating income (expenses)	574	(82)	(3,162)	770

Income from continuing operations before income taxes and equity in income of equity investments	88,430	95,208	245,587	279,004
Income taxes	31,795	34,091	88,439	100,979

Income from continuing operations before equity in income of equity investments	56,635	61,117	157,148	178,025
Equity in income of equity investments, net of tax	1,623	3,062	4,291	6,333

Income from continuing operations, net of tax	58,258	64,179	161,439	184,358
(Loss) income from discontinued operations, net of tax	(2,932)	269	(5,155)	736

Net income	55,326	64,448	156,284	185,094
Net income attributable to noncontrolling interests	(300)	(374)	(1,285)	(1,322)

Net income attributable to TSYS	$55,026	64,074	154,999	183,772

Basic earnings per share (EPS) (Note 17)*:
Income from continuing operations	$0.29	0.32	0.81	0.92
(Loss) income from discontinued operations	(0.01)	0.00	(0.03)	0.00

Net income	$0.28	0.32	0.79	0.93

Diluted EPS*:
Income from continuing operations	$0.29	0.32	0.81	0.92
(Loss) income from discontinued operations	(0.01)	0.00	(0.03)	0.00

Net income	$0.28	0.32	0.79	0.93

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$57,958	63,805	160,154	183,036
(Loss) income from discontinued operations	(2,932)	269	(5,155)	736

Net income	$55,026	64,074	154,999	183,772

*	Note: Basic and diluted EPS amounts for continuing operations and net income may not total due to rounding.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,284	185,094
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on foreign currency	2,857	(3,233)
Equity in income of equity investments, net of tax	(4,291)	(6,333)
Dividends received from equity investments	4,942	6,421
Depreciation and amortization	117,514	124,852
Amortization of debt issuance costs	115	115
Share-based compensation	13,245	21,260
Excess tax benefit from share-based payment arrangements	(6)	(82)
Provisions for bad debt expenses and billing adjustments	3,855	2,779
Charges for transaction processing provisions	4,993	1,415
Deferred income tax benefit	(3,716)	(12,471)
(Gain) loss on disposal of equipment, net	(20)	180
Loss on disposal of subsidiary	5,701	—
(Increase) decrease in:
Accounts receivable	6,095	(10,701)
Prepaid expenses, other current assets and other long-term assets	23,770	(14,722)
Increase (decrease) in:
Accounts payable	(331)	(1,150)
Accrued salaries and employee benefits	(16,166)	(33,770)
Other current liabilities and other long-term liabilities	18,215	19,252

Net cash provided by operating activities	333,056	278,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(21,344)	(35,502)
Additions to licensed computer software from vendors	(18,710)	(18,614)
Additions to internally developed computer software	(19,367)	(14,976)
Proceeds from disposition, net of expenses paid and cash disposed	1,991	—
Cash used in acquisitions	(294)	(965)
Subsidiary repurchase of noncontrolling interest	—	(343)
Additions to contract acquisition costs	(23,711)	(34,612)

Net cash used in investing activities	(81,435)	(105,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(41,406)	(41,358)
Repurchase of common stock	(329)	(23,594)
Subsidiary dividends paid to noncontrolling shareholders	(235)	(241)
Excess tax benefit from share-based payment arrangements	6	82
Principal payments on long-term debt borrowings and capital lease obligations	(13,178)	(11,501)
Proceeds from borrowings	5,334	2,506
Proceeds from exercise of stock options	2	266

Net cash used in financing activities	(49,806)	(73,840)

CASH AND CASH EQUIVALENTS:
Effect of exchange rate changes on cash and cash equivalents	(1,693)	(1,568)

Net increase in cash and cash equivalents	200,122	98,486
Cash and cash equivalents at beginning of period	220,019	210,518

Cash and cash equivalents at end of period	$420,141	309,004

Supplemental cash flow information:
Interest paid	$2,481	8,944

Income taxes paid, net	$59,142	99,999

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Total System Services, Inc.® (TSYS® or the Company) include the accounts of TSYS and its wholly owned subsidiaries as well as TSYS’ majority-owned foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results of interim periods are not necessarily indicative of results to be expected for the year.
     As a result of the sale of TSYS Total Debt Management, Inc. (TDM), as discussed in Note 2, the Company’s financial statements reflect TDM as discontinued operations. The Company segregated the net assets, net liabilities and operating results from continuing operations on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Income for all periods presented.
     Certain reclassifications have been made to the 2008 financial statements to conform to the presentation adopted in 2009.
Note 2 — Discontinued Operations
     The Company sold TDM on August 31, 2009. Final adjustments related to the sale, if any, are expected to be included in fourth quarter results. The decision to sell the TDM business was the result of management’s decision to divest non-strategic businesses and focus resources on core products and services. TDM was part of the North America Services segment.
     In accordance with the provisions of Accounting Standards Codification (ASC) 205, “Presentation of Financial Statements” (previously referred to as Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company determined that the TDM business became a discontinued operation in the first quarter of 2009.
     The following table presents the summarized results of discontinued operations:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Revenues before reimbursable items	$5.3	10.1	(48.0)%	$20.2	26.3	(23.2)%
Total revenues	43.0	60.9	(29.4)	170.5	156.3	9.1
Operating (loss) income	0.6	0.4	47.2	(2.9)	1.1	nm
Income taxes	0.2	0.1	42.4	(1.0)	0.4	nm
(Loss) income from discontinued operations, net of tax	0.4	0.3	43.4	(1.8)	0.7	nm
Loss on disposition	(5.7)	—	nm	(5.7)	—	nm

nm =	not meaningful
     The Unaudited Condensed Consolidated Statements of Cash Flows include TDM through the date of disposition.

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

Note 3 — Fair Value Measurement
     ASC 820, “Fair Value Measurements and Disclosure,” previously referred to as SFAS No. 157, “Fair Value Measurements,” requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant level of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:
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
Level 3 – Unobservable inputs for the asset or liability.
     In February 2007, the FASB issued authoritative guidance under ASC 825, “Financial Instruments,” previously referred to as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” ASC 825 permits the Company to choose to measure many financial instruments and certain other items at fair value. Upon adoption of the guidance on January 1, 2008, TSYS did not elect the fair value option for any financial instrument it did not currently report at fair value.
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

     The estimate of fair value of the Company’s reporting units is determined using various valuation techniques, including using the combination of the income approach and the market approach. The market approach, which contains Level 2 inputs, utilizes readily available market valuation multiples to estimate fair value. The income approach is a valuation technique that utilizes the discounted cash flow (DCF) method, which includes Level 3 inputs. Under the DCF method, the fair value of the asset reflects the present value of the projected earnings that will be generated by each asset after taking into account the revenues and expenses associated with the asset, the relative risk that the cash flows will occur, the contribution of other assets, and an appropriate discount rate to reflect the value of the invested capital. Cash flows are estimated for future periods based upon historical data and projections by management.
     At September 30, 2009, the Company had unamortized goodwill in the amount of $168.4 million. The Company performed its annual impairment analyses of its unamortized goodwill balance as of May 31, 2009, and this test did not indicate any impairment.
     The fair value of the Company’s long-term debt and obligations under capital leases is not significantly different from its carrying value.
Note 4 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2009	December 31, 2008
Cash and cash equivalents in domestic accounts	$371,000	149,047
Cash and cash equivalents in foreign accounts	49,141	62,318

Total	$420,141	211,365

     At September 30, 2009 and December 31, 2008, the Company on a consolidated basis had approximately $381.6 million and $197.7 million, respectively, of cash and cash equivalents of which $38.5 million and $13.7 million was in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates. The Company purchased $67.5 million of 90-day certificates of deposit through nine of its subsidiaries as of July 31, 2009.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2009	December 31, 2008
Prepaid expenses	$13,269	14,079
Supplies inventory	9,567	9,586
Income taxes receivable	13	23,752
Other	51,829	41,195

Total	$74,678	88,612

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2009	December 31, 2008
Payments for processing rights, net of accumulated amortization of $148.9 million and $126.5 million at 2009 and 2008, respectively	$60,779	73,201
Conversion costs, net of accumulated amortization of $70.8 million and $56.1 million at 2009 and 2008, respectively	66,242	58,367

Total	$127,021	131,568

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $5.8 million and $7.2 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, amortization related to payments for processing rights was $19.4 million and $20.4 million, respectively.
     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $5.2 million and $4.1 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, amortization related to conversion costs was $13.4 million and $10.8 million, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2009	December 31, 2008
Deferred revenues	$34,644	22,619
Accrued expenses	28,485	26,746
Client liabilities	25,959	30,723
Dividends payable	13,815	13,780
Accrued income taxes	12,902	2,808
Transaction processing provisions	7,483	5,417
Client postage deposits	4,152	3,772
Other	22,602	24,886

Total	$150,042	130,751

Note 5 — Long-Term Debt
     Refer to Note 11 of the Company’s audited financial statements for the year ended December 31, 2008, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, for a discussion regarding long-term debt.
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three-year loan to finance activities in Japan. The rate is London Interbank Offered Rate (LIBOR) plus 80 basis points. In 2008, the Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million.
Note 6 — Equity and Noncontrolling Interests
     In December 2007, the FASB issued authoritative guidance under ASC 810, “Consolidation,” previously referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51. ASC 810 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest.
     Below is a summary of the changes in the statement of equity as a result of the adoption of the guidance under ASC 810 through the nine months ended September 30, 2009:

	TSYS Shareholders
				Accumulated
				Other
			Additional	Comprehensive			Non-
(in thousands, except per	Common Stock		paid-in	Income (Loss)	Treasury	Retained	controlling	Total
share data)	Shares	Dollars	Capital	(OCI)	Stock	Earnings	Interests	Equity

Balance, December 31, 2008	200,356	$20,036	126,889	(6,627)	(69,641)	920,292	9,901	$1,000,850
Comprehensive income:
Net income						154,999	1,285	156,284
Other comprehensive income, net of tax:
Foreign currency translation				14,485			(46)	14,439

	TSYS Shareholders
				Accumulated
				Other
			Additional	Comprehensive			Non-
(in thousands, except per	Common Stock		paid-in	Income (Loss)	Treasury	Retained	controlling	Total
share data)	Shares	Dollars	Capital	(OCI)	Stock	Earnings	Interests	Equity

Change in accumulated OCI related to postretirement healthcare plans				117			—	117

Other comprehensive income				14,602			(46)	14,556

Comprehensive income								170,840

Common stock issued from treasury shares for exercise of stock options			(18)		20			2
Common stock issued for nonvested awards	507	50	(50)					—
Share-based compensation			13,316					13,316
Cash dividends and dividend equivalents declared ($0.21 per share)						(41,440)		(41,440)
Purchase of treasury shares					(329)			(329)
Tax shortfalls associated with share-based payment arrangements			(3,085)					(3,085)

Balance, September 30, 2009	200,863	$20,086	137,052	7,975	(69,950)	1,033,851	11,140	$1,140,154

Note 7 — Comprehensive Income
     For the three months ended September 30, comprehensive income is summarized below:

	Three months ended September 30, 2009			Three months ended September 30, 2008
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$55,026	300	$55,326	$64,074	374	$64,448
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(137)	296	159	(7,908)	(622)	(8,530)
Change in accumulated OCI related to postretirement healthcare plans	50	—	50	66	—	66

Total	$54,939	596	$55,535	$56,232	(248)	$55,984

     For the nine months ended September 30, comprehensive income is summarized below:

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$154,999	1,285	$156,284	$183,772	1,322	$185,094
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	14,485	(46)	14,439	(3,178)	(348)	(3,526)
Change in accumulated OCI related to postretirement healthcare plans	117	—	117	91	—	91

Total	$169,601	1,239	$170,840	$180,685	974	$181,659

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2008	Amount	Tax Effect	Net-of-Tax Amount	September 30, 2009
Foreign currency translation adjustments	$(5,858)	$16,809	(2,324)	$14,485	$8,627
Change in accumulated OCI related to postretirement healthcare plans	(769)	176	(59)	117	(652)

Total	$(6,627)	$16,985	(2,383)	$14,602	$7,975

     Consistent with its overall strategy of pursuing international investment opportunities, TSYS adopted the permanent reinvestment exception under ASC 740, “Income Taxes,” previously referred to as Accounting Principles Board Opinion No. 23 (APB 23) “Accounting for Income Taxes — Special Areas,” with respect to future earnings of certain foreign subsidiaries. Its decision to permanently reinvest foreign earnings offshore means TSYS will no longer allocate taxes to foreign currency translation adjustments associated with these foreign subsidiaries accumulated in other comprehensive income.
Note 8 — Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as salaries, other personnel expenses and spin-related expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2009, share-based compensation was $4.0 million, compared to $5.1 million for the same period in 2008. Included in the $4.0 million amount for 2009 and $5.1 million amount for 2008 is approximately $1.0 million and $1.5 million, respectively, related to expensing the fair value of stock options. For the nine months ended September 30, 2009, share-based compensation was $13.3 million, compared to $14.8 million for the same period in 2008. Included in the $13.3 million amount for 2009 and $14.8 million amount for 2008 is approximately $4.4 million and $5.2 million, respectively, related to expensing the fair value of stock options.
Nonvested Share Awards
     During the first nine months of 2009, the Company issued 513,920 shares of TSYS common stock with a market value of $6.8 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
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

     As of September 30, 2009, there was approximately $14.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.3 years.
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
     As of September 30, 2009, there was approximately $230,000 of total unrecognized compensation cost related to both the 2008 grant and 2005 grant of nonvested performance-vesting share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2009.
Performance-Based Awards
     During the first quarters of 2009 and 2008, respectively, TSYS authorized performance-based awards that have a market condition calculated on a combination of earnings per share growth and TSYS’ performance compared to a three-year Total Shareholder Return versus peers. Vesting of the awards will occur on the last day of the three-year market condition valuation period if the participant is still employed on that date. The fair value of these awards is based on a Monte Carlo simulation as prescribed by ASC 718, “Compensation – Stock Compensation,” previously referred to as SFAS No. 123 (Revised), “Share-Based Payment (Revised).” Although authorized by the TSYS Board, the final amount of the awards is not known until the Compensation Committee has determined the final terms of the awards, at which time the award is deemed granted. The March 2008 award was authorized in 2008; however, it was not deemed granted until the Compensation Committee determined the final terms of the award in January 2009. Likewise, the January 2009 award was authorized in 2009; however, the award will not be deemed granted until the Compensation Committee determines the final terms of the award, which is expected to be in January 2010. The awards will be amortized through the end of the respective three-year periods.
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
     In March 2009, the Company determined that it was no longer probable that the specified performance measures associated with performance-based awards issued in 2009 would be achieved. As a result, the performance-based awards issued during 2009 are not expected to vest, and the Company has not recognized any share-based compensation expense related to these awards.
Stock Option Awards
     During the first nine months of September 2009, the Company granted 1,047,949 stock options to key TSYS executive officers. The average fair value of the option grant was $5.31 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $13.11; risk-free interest rate of 3.19%; expected volatility of 42.00%; expected term of 8.6 years; and dividend yield of 2.14%.
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
     As of September 30, 2009, there was approximately $6.0 million of total unrecognized compensation expense cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.8 years.
Note 9 — Cost of Services and Selling, General and Administrative Expenses
     The Company’s operating expenses consists of cost of services and selling, general and administrative expenses. The Company presents these expenses as employment, technology and facilities and other expenses. Overall, the Company believes its expenses consist predominantly of cost of sales type expenses, while selling, general and administrative expenses are insignificant.
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
     TSYS’ effective tax rate was 35.6% and 35.1% for the three months ended September 30, 2009 and September 30, 2008, respectively. TSYS’ effective tax rate was 35.7% and 35.7% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The rate difference caused by discrete charges was offset by changes in the jurisdictional sources of income.
     TSYS adopted the authoritative guidance under ASC 740, previously referred to as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change significantly during the nine months ended September 30, 2009.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.3 million and $1.3 million as of September 30, 2009 and December 31, 2008, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2009 and December 31, 2008 that, if recognized, would affect the effective tax rates are $4.3 million and $4.3 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $1.0 million and $1.1 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.
Note 11 — Segment Reporting and Major Customers
     The Company reports selected information about operating segments in accordance with ASC 280, “Segment Reporting,” previously referred to as SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s segment information reflects the information that the chief operating decision maker (CODM) uses to make resource allocations and strategic decisions. The CODM at TSYS consists of the chairman of the board and chief executive officer, the president and the four senior executive vice presidents.

     TSYS provides electronic payment processing and other services to card-issuing and merchant acquiring institutions in the United States and internationally through online accounting and electronic payment processing systems. During the second quarter of 2008, TSYS reorganized and renamed its operating segments in a manner that reflects the way the CODM views the business. The new operating segments are North America Services segment, International Services segment and Merchant Services segment. As part of the reorganization, TSYS reclassified the segment results for TSYS de Mexico from International Services to North America Services to reflect the change.
     During the first quarter of 2009, the Company decided to sell TDM. As a result, TDM was classified as discontinued operations for all periods. TDM was included in the North America Services segment. Refer to Note 2 for more information.
     North America Services includes electronic payment processing services and other services provided from within the North America region. International Services includes electronic payment processing and other services provided from outside the North America region. Merchant Services includes electronic processing and other services provided to merchant acquiring institutions.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Segments			Change				Change
(in thousands)	2009	2008	$	%	2009	2008	$	%

Revenues before reimbursable items
North America Services	$219,910	235,076	(15,166)	(6.5)%	$666,641	703,865	(37,224)	(5.3)%
International Services	82,566	85,119	(2,553)	(3.0)%	226,433	230,107	(3,674)	(1.6)%
Merchant Services	63,805	58,357	5,448	9.3%	184,165	171,777	12,388	7.2%
Intersegment revenues	(7,315)	(5,848)	(1,467)	25.1%	(22,106)	(16,860)	(5,246)	31.1%

Revenues before reimbursable items from external customers	$358,966	372,704	(13,738)	(3.7)%	$1,055,133	1,088,889	(33,756)	(3.1)%

Total revenues
North America Services	$261,580	284,935	(23,355)	(8.2)%	$795,354	854,632	(59,278)	(6.9)%
International Services	86,172	88,090	(1,918)	(2.2)%	236,406	237,816	(1,410)	(0.6)%
Merchant Services	93,834	74,613	19,221	25.8%	249,670	220,117	29,553	13.4%
Intersegment revenues	(9,290)	(8,192)	(1,098)	13.4%	(28,208)	(23,663)	(4,545)	19.2%

Revenues from external customers	$432,296	439,446	(7,150)	(1.6)%	$1,253,222	1,288,902	(35,680)	(2.8)%

Depreciation and amortization
North America Services	$20,757	23,550	(2,793)	(11.9)%	$65,810	72,992	(7,182)	(9.8)%
International Services	10,278	9,658	620	6.4%	26,761	26,150	611	2.3%
Merchant Services	8,159	6,783	1,376	20.3%	24,394	20,019	4,375	21.9%

Total depreciation and amortization	$39,194	39,991	(797)	(2.0)%	$116,965	119,161	(2,196)	(1.8)%

Segment operating income
North America Services	$60,703	63,168	(2,465)	(3.9)%	$176,914	201,916	(25,002)	(12.4)%
International Services	9,691	16,751	(7,060)	(42.1)%	24,913	35,937	(11,024)	(30.7)%
Merchant Services	17,462	17,090	372	2.2%	46,922	50,250	(3,328)	(6.6)%
Spin-related costs	—	(1,719)	1,719	(100.0)%	—	(9,869)	9,869	(100.0)%

Operating income	$87,856	95,290	(7,434)	(7.8)%	$248,749	278,234	(29,485)	(10.6)%

Total assets
North America Services	$1,502,435	1,378,651	123,784	9.0%	$1,502,435	1,378,651	123,784	9.0%
International Services	363,257	360,002	3,255	0.9%	363,257	360,002	3,255	0.9%
Merchant Services	228,944	169,388	59,556	35.2%	228,944	169,388	59,556	35.2%
Intersegment assets	(418,369)	(321,499)	(96,870)	30.1%	(418,369)	(321,499)	(96,870)	30.1%

Total assets	$1,676,267	1,586,542	89,725	5.7%	$1,676,267	1,586,542	89,725	5.7%

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
     The following geographic data presents revenues based on the domicile of the Company’s customers.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
United States	$304.9	313.4	902.8	937.7
Europe*	70.4	77.0	188.9	204.1
Canada	36.5	31.8	100.7	94.7
Japan*	11.5	7.2	33.6	22.8
Mexico	2.1	3.5	6.3	11.2
Other	6.9	6.5	20.9	18.4

Total	$432.3	439.4	1,253.2	1,288.9

*	Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.
     The following table reconciles geographic revenues to revenues by reportable segment based on the domicile of the Company’s customers.

	Three months ended September 30,
	North America Services		International Services		Merchant Services
(in millions)	2009	2008	2009	2008	2009	2008
United States	$211.8	239.4	—	—	93.1	74.0
Europe	0.2	0.2	70.2	76.8	—	—
Canada	36.4	31.7	—	—	0.1	0.1
Japan	—	—	11.5	7.2	—	—
Mexico	2.1	3.5	—	—	—	—
Other	2.5	2.5	4.2	3.8	0.2	0.2

Total	$253.0	277.3	85.9	87.8	93.4	74.3

     The following table reconciles geographic revenues to revenues by reportable segment based on the domicile of the Company’s customers.

	Nine months ended September 30,
	North America Services		International Services		Merchant Services
(in millions)	2009	2008	2009	2008	2009	2008
United States	$655.2	719.1	—	0.2	247.6	218.4
Europe	0.6	0.7	188.3	203.4	—	—
Canada	100.3	94.3	—	—	0.4	0.4
Japan	—	—	33.6	22.8	—	—
Mexico	6.3	11.2	—	—	—	—
Other	7.6	7.4	12.8	10.4	0.5	0.6

Total	$770.0	832.7	234.7	236.8	248.5	219.4

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At September 30, 2009	At December 31, 2008
United States	$206.7	227.2
Europe	59.8	54.1
Japan	5.0	3.4
Other	15.0	6.6

Total	$286.5	291.3

Major Customers
     For the three months ended September 30, 2009, the Company had one major customer which accounted for approximately 13.6%, or $58.6 million, of total revenues. For the three months ended September 30, 2008, this major customer accounted for approximately 12.4%, or $54.4 million, of total revenues. For the nine months ended September 30, 2009, the Company had one major customer which accounted for approximately 13.1%, or $163.6 million, of total revenues. For the nine months ended September 30, 2008, this major customer accounted for approximately 12.9%, or $165.6 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.
Note 12 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs are summarized as follows:

	Nine months ended September 30,
(in thousands)	2009	2008
Payments for processing rights	$4,722	15,664
Conversion costs	18,989	18,948

Total	$23,711	34,612

Nonvested Awards
     During the first nine months of 2009 and 2008, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 8 for more information.
Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $4.3 million during 2009 related to storage and other peripheral hardware. The Company acquired software under capital lease obligations in the amount of $8.2 million during 2008 related to a software enterprise license agreement and to storage and other peripheral hardware.
Note 13 — Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies,” previously referred to as SFAS No. 5, “Accounting for Contingencies.”
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
     The Company has not recorded a liability for guarantees or indemnities in the accompanying condensed consolidated balance sheets, since neither a range nor a maximum amount of potential future payments under such guarantees and indemnities is determinable.
Note 15 — Business Combinations
Infonox on the Web
     The Company acquired Infonox on the Web (Infonox) on November 4, 2008 for approximately $50.5 million, with contingent payments over the next three years of up to $25 million based on performance. Infonox provides payment products on self-service and full-service transaction touch points in the gaming, banking and retail markets. The company delivers, manages, operates and supports services for several large publicly traded companies. The acquisition added new payment technology and acceptance capabilities. Infonox is based in Sunnyvale, California, with an office in Pune, India.
     The final purchase price allocation is presented below:

(in thousands)
Cash and cash equivalents	$899
Intangible assets	21,500
Goodwill	29,142
Other assets	3,222

Total assets acquired	54,763
Liabilities assumed	4,190

Net assets acquired	$50,573

     Revenues associated with Infonox are included in merchant acquiring services and are included in Merchant Services for segment reporting purposes.
Note 16 — Collaborative Arrangement
     In January 2009, TSYS adopted the authoritative guidance under ASC 808, “Collaborative Arrangements,” previously referred to as the FASB Emerging Issue Task Force (EITF) No. 07-1, “Accounting for Collaborative Arrangements.” The guidance under ASC 808 is effective for reporting periods beginning after December 15, 2008, and it requires restatement of prior periods for all collaborative arrangements existing as of the effective date. Prior to the adoption of ASC 808, TSYS used the equity method of accounting for the joint ownership of an aircraft enterprise.
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
     TSYS records its usage of the aircraft and its share of net operating results of the enterprise in Net Technology and Facilities Expenses and Other Operating Expenses. The amounts of expense the Company recorded that is attributable to the collaborative arrangement for the three and nine months ended September 30, 2008 is approximately $227,000 and $1.0 million, respectively.
     The following table illustrates the effect of the retrospective application on TSYS’ Expenses and Equity income for its collaborative arrangements existing as of the effective date:

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As			As
	Previously	Effect of Adoption	Currently	Previously	Effect of Adoption	Currently
(in thousands)	Reported	of ASC 808	Reported	Reported	of ASC 808	Reported

Technology and facilities expense	$—	176	$176	$—	529	$529
Other operating expenses	—	227	227	—	1,007	1,007

Total operating expenses	$—	403	$403	$—	1,536	$1,536

Operating profit	$—	(403)	$(403)	$—	(1,536)	$(1,536)
Equity in income of equity investments, net of tax	$(403)	403	—	$(1,536)	1,536	—

Net income	$(403)	—	$(403)	$(1,536)	—	$(1,536)

Note 17 — Earnings Per Share
     In June 2008, the FASB issued authoritative guidance under ASC 260, “Earnings Per Share,” previously referred to as FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The guidance under ASC 260 holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in ASC 260, previously referred to as EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, ‘Earnings per Share,’” and therefore should be included in computing EPS using the two-class method. The impact on 2008 EPS (as recast to show retroactive adoption of ASC 260) caused quarterly basic and diluted EPS to be lower by $0.01, and year to date basic EPS to be lower by $0.01.
     The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes two or more classes of common stock or common stock and participating securities. It determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings. The guidance under ASC 260 was effective for reporting periods beginning after December 15, 2008, and it requires restatement of prior periods.
     The following table illustrates basic and diluted EPS under the guidance of ASC 260:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
(in thousands, except	Common	Participating	Common	Participating	Common	Participating	Common	Participating
per share data)	Stock	Securities	Stock	Securities	Stock	Securities	Stock	Securities

Basic earnings per share:
Net income	$55,026		64,074		$154,999		183,772
Less income allocated to nonvested awards	(407)	407	(543)	543	(1,225)	1,225	(1,546)	1,546

Net income allocated to common stock for EPS calculation (a)	$54,619	407	63,531	543	$153,774	1,225	182,226	1,546

Average common shares outstanding (b)	195,721	1,465	196,000	1,680	195,552	1,564	196,342	1,670

Basic earnings per share (a)/(b)	$0.28	0.28	0.32	0.32	$0.79	0.78	0.93	0.93

Diluted earnings per share:
Net income	$55,026		64,074		$154,999		183,772
Less income allocated to nonvested awards	(407)	407	(543)	543	(1,225)	1,225	(1,546)	1,546

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
(in thousands, except	Common	Participating	Common	Participating	Common	Participating	Common	Participating
per share data)	Stock	Securities	Stock	Securities	Stock	Securities	Stock	Securities

Net income allocated to common stock for EPS calculation (c)	$54,619	407	63,531	543	$153,774	1,225	182,226	1,546

Average common shares outstanding	195,721	1,465	196,000	1,680	195,552	1,564	196,342	1,670
Increase due to assumed issuance of shares related to common equivalent shares outstanding	63		22		63		71

Average common and common equivalent shares outstanding (d)	195,784	1,465	196,022	1,680	195,615	1,564	196,413	1,670

Diluted earnings per share (c)/(d)	$0.28	0.28	0.32	0.32	$0.79	0.78	0.93	0.93

     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 7.0 million common shares for the three and nine months ended September 30, 2009 and excludes 5.9 million common shares for the three and nine months ended September 30, 2008 because their inclusion would have been anti-dilutive.
Note 18 — Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
Accounting Standards Update 2009-14, “Certain Revenue Arrangements that Include Software Elements”
     In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-14, “Certain Revenue Arrangements that Include Software Elements,” an update to ASC 985-605, “Software-Revenue Recognition,” and formerly known as EITF 09-3, “Revenue Arrangements that Include Software Elements.” ASU 2009-14 amends ASC Subtopic 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Accounting Standards Update 2009-13, “Multiple Deliverable Revenue Arrangements”
     In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements,” an update to ASC Topic 605, “Revenue Recognition,” and formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 amends ASC 650-25 to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”
     In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements.” The update addresses practice difficulties caused by tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by GAAP. No new fair-value requirements are required by the standard. The Company does not expect the impact of adopting ASU 2009-05 on its financial position, results of operations and cash flows to be material.
Accounting Standards Codification 105, “Generally Accepted Accounting Principles”
     In June 2009, the FASB issued an update to ASC 105, previously referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the update to ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The update to ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the impact of adopting the update to ASC 105 on its financial position, results of operations and cash flows to be material.
Accounting Standards Codification 810, “Consolidation”
     In June 2009, the FASB issued an update to ASC 810, previously referred to as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The update to ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the impact of adopting the update to ASC 810 on its financial position, results of operations and cash flows to be material.
Accounting Standards Codification 855, “Subsequent Events”
     In May 2009, the FASB issued an update to ASC 855, previously referred to as SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The update to ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The impact of adopting the update to ASC 855 was not material to the Company’s financial position, results of operations and cash flows.
Accounting Standards Codification 323, “Investments – Equity Method and Joint Ventures”
     In November 2008, the FASB issued an update to ASC 323, previously referred to as EITF No. 08-6, “Equity Method Investment Accounting Considerations.” The guidance in the update to ASC 323 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. The update to ASC 323 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the impact of adopting the update to ASC 323 on its financial position, results of operations and cash flows to be material.
Note 19 — Subsequent Events
     Management performed an evaluation of the Company’s activity through November 9, 2009, the date these unaudited financial statements were issued, and has concluded that there are no significant subsequent events requiring disclosure.

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
     A summary of the financial highlights for 2009, as compared to 2008, is provided below:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and employees)	2009	2008	Percent Change	2009	2008	Percent Change
Revenues before reimbursable items	$359.0	372.7	(3.7)%	$1,055.1	1,088.9	(3.1)%
Total revenues	432.3	439.4	(1.6)	1,253.2	1,288.9	(2.8)
Operating income	87.9	95.3	(7.8)	248.7	278.2	(10.6)
Net income attributable to TSYS	55.0	64.1	(14.1)	155.0	183.8	(15.7)

Basic earnings per share (EPS)(1):
Income from continuing operations	0.29	0.32	(9.0)	0.81	0.92	(12.1)
Net income	0.28	0.32	(13.9)	0.79	0.93	(15.3)
Diluted EPS(1):
Income from continuing operations	0.29	0.32	(8.9)	0.81	0.92	(12.1)
Net income	0.28	0.32	(13.9)	0.79	0.93	(15.3)
Cash flows from operating activities	114.0	104.4	9.2	333.1	278.9	19.4
Other:
Average accounts on file	351.7	365.5	(3.8)	349.8	369.1	(5.2)
Cardholder transactions processed	1,855.5	1,965.1	(5.6)	5,377.9	5,723.3	(6.0)
Average full-time equivalent employees (FTE)	7,893	7,761	1.7	7,991	7,519	6.3

(1)	Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under ASC 260. The impact on 2008 EPS (as recast to show retroactive adoption of ASC 260) caused quarterly basic and diluted EPS to be lower by $0.01, and year to date basic EPS to be lower by $0.01.
     Significant highlights for 2009 include:
Corporate
•	Sold TDM, a wholly owned subsidiary involved in the late stage collection and bankruptcy business.
North America
•	Renewed a longstanding relationship with Navy Federal Credit Union to continue offering credit card processing products to members, as a major component of Navy Federal’s consumer and credit card lending operation.
•	Signed an agreement with Unicard Mexico, a wholly owned subsidiary of Unibanco Brasil, one of the world’s top 20 banks and TSYS’ first TS2 card issuing client in Mexico.
International
•	Announced that TSYS has signed a multi-year contract with Banco Carrefour S.A., to process its hybrid and private label card business in Brazil. The agreement includes an initial launch of a new MasterCard hybrid card in the third quarter 2009 which will be followed by the conversion of the existing six million private label cards in early 2010. TSYS will process the cards on its TS Prime multi-client payments processing platform.
•	Reached an agreement with Travel Bank, Inc., a financial services company that is a part of the JTB Group, to process Japan’s first Visa branded Prepaid card in July 2009. Consumers can use the cards to make payments at Visa merchants when traveling overseas or to withdraw cash from Visa ATMs.

•	Began offering merchant payment services to PaySquare in the Benelux, which is TSYS’ first acquirer-processing client to go live in Europe.
•	Announced China UnionPay Data Services Co., Ltd. (CUP Data) (TSYS’ joint venture with China UnionPay) signed two processing agreements. One agreement was with China Postal Savings Bank, China’s fifth largest bank. The other agreement was with Bank of East Asia, Hong Kong’s largest local independent bank and the first foreign bank to launch a card program in China.
•	Introduced its market-leading CentreSuite product to Europe. The commercial card management tool was first launched in North America in 2002 and is now employed by more than 140,000 businesses.
Merchant
•	Signed a client agreement during the third quarter to use TSYS’ processing services to connect associations and electronic transfer networks to complete ATM cash withdrawals, credit card cash advances and point-of-sale (POS) debit card transactions initiated by the patrons of client’s casino customers. The client provides cash access services in over 1100 casinos to millions of gaming patrons worldwide.
•	Responded to Bank of America’s announcement on June 29, 2009 that Bank of America and other parties are forming a new joint venture that will provide merchant processing services. TSYS provides accounting, settlement, authorization and other services to Bank of America pursuant to a contract that will expire in April 2010. Bank of America has indicated to TSYS that it is in the process of formulating its plans with respect to changes in its merchant processing relationship with TSYS but has not yet communicated to TSYS the timing or extent of the deconversion from TSYS’ systems.
•	Announced availability of two new all-in-one POS solutions to help small- and mid-sized retailers integrate store operations with the point of purchase. Offered as a complete business-in-a-box, each solution includes quality hardware components and award winning Microsoft software to help retailers manage every aspect of their business.
•	Agreed to partner with mPay Gateway(TM) and Nova Libra to provide point-of-sale payment solutions that meet the needs of healthcare providers and their patients, as well as pharmacies and drug stores.
Economic Conditions
     General economic conditions in the U.S. and other areas of the world weakened in the second half of 2008 with a dramatic acceleration in the fourth quarter which generally continued through the first nine months of 2009. Many of TSYS’ businesses rely in part on the number of consumer transactions which have been challenged by a weakened U.S. and world economy and difficult credit markets.
     General reduction in consumer spending did negatively impact the Company’s revenues through the first nine months of 2009. In addition, the Company’s revenues and operating profit during 2009 as compared to 2008 were adversely impacted by shifts from credit card transactions to personal identification number (“PIN”) debit card transactions. Also as a result of the current economic conditions in the U.S., credit card issuers have been reducing credit limits and closing accounts and are more selective with regard to whom they issue credit cards. This reduction in the number of accounts and account activity adversely impacted the results for the North America Services segment during the three and nine months ended September 30, 2009 as compared to the same periods last year. A continuation of the economic slowdown could adversely impact future revenues and profits of the Company.
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
Critical Accounting Policies and Estimates
     There have been no material changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2009. For a detailed discussion regarding the Company’s critical accounting policies and estimates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” and for a detailed discussion regarding the Company’s risk factors, see “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under ASC 740 at September 30, 2009 is $4.3 million. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, total contractual cash obligations at December 31, 2008 were estimated at $458.0 million. These contractual cash obligations include lease payments and software arrangements.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items:

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	% of Total Revenues		in Dollar Amounts	% of Total Revenues		in Dollar Amounts
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Revenues:
Electronic payment processing services	55.2%	57.9%	(6.3)%	56.4%	58.0%	(5.5)%
Merchant acquiring services	16.6	14.7	11.3	16.5	14.9	7.9
Other services	11.2	12.2	(9.1)	11.3	11.6	(5.2)

Revenues before reimbursable items	83.0	84.8	(3.7)	84.2	84.5	(3.1)
Reimbursable items	17.0	15.2	9.9	15.8	15.5	(1.0)

Total revenues	100.0	100.0	(1.6)	100.0	100.0	(2.8)

Expenses:
Salaries and other personnel expenses	34.3	34.2	(1.4)	35.2	34.1	0.3
Net technology and facilities expenses	17.8	17.1	2.5	17.9	17.2	1.0
Spin-related expenses	—	0.3	(100.0)	—	0.8	(100.0)
Other operating expenses	10.6	11.5	(8.7)	11.3	10.8	1.5

Expenses before reimbursable items	62.7	63.1	(2.3)	64.4	62.9	(0.5)
Reimbursable items	17.0	15.2	9.9	15.8	15.5	(1.0)

Total expenses	79.7	78.3	0.1	80.2	78.4	(0.6)

Operating income	20.3	21.7	(7.8)	19.8	21.6	(10.6)
Nonoperating expenses	0.1	0.0	nm	(0.2)	0.1	nm

Income from continuing operations before income taxes and equity in income of equity investments	20.4	21.7	(7.1)	19.6	21.7	(12.0)
Income taxes	7.3	7.8	(6.7)	7.1	7.9	(12.4)

Income from continuing operations before equity in income of equity investments	13.1	13.9	(7.3)	12.5	13.8	(11.7)
Equity in income of equity investments	0.4	0.7	(47.0)	0.4	0.5	(32.2)

Income from continuing operations, net of tax	13.5	14.6	(9.2)	12.9	14.3	(12.4)
(Loss) income from discontinued operations, net of tax	(0.7)	0.1	nm	(0.4)	0.1	nm

Net income	12.8	14.7	(14.2)	12.5	14.4	(15.6)
Net income attributable to the noncontrolling interests	(0.1)	(0.1)	19.8	(0.1)	(0.1)	2.8

Net income attributable to TSYS	12.7%	14.6%	(14.1)%	12.4%	14.3%	(15.7)%

nm =	not meaningful

Revenues
     The Company generates revenues from the fees that it charges customers for providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for customers through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenue growth was moderated by the currency translation impact of foreign operations, as well as by doing business in a competitive landscape. Of the total revenue changes of 1.6% for the third quarter of 2009, the Company estimates revenues decreased by a net 2.8% due to foreign currency exposure and pricing, and increased 1.1% for volume changes. Of the total revenue changes of 2.8% for the first nine months of 2009, the Company estimates revenues decreased by a net 4.6% due to foreign currency exposure and pricing, and increased 1.9% for volume changes.
     Total revenues decreased $7.2 million and $35.7 million, or 1.6% and 2.8%, during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in revenues for the three and nine months ended September 30, 2009 includes a decrease of $10.3 million and $50.7 million, respectively, related to the effects of currency translation of its foreign-based subsidiaries and branches. Excluding reimbursable items, revenues decreased $13.7 million and $33.8 million, or 3.7% and 3.1%, during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.
International Revenues
     TSYS provides services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.
     Total revenues from clients domiciled outside the United States are summarized below:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Europe	$70.4	77.0	(8.6)	$188.9	204.1	(7.5)
Canada	36.5	31.8	14.7	100.7	94.7	6.2
Japan	11.5	7.2	60.0	33.6	22.8	47.9
Mexico	2.1	3.5	(39.0)	6.3	11.2	(43.4)
Other	6.9	6.5	5.9	20.9	18.4	13.6

Totals	$127.4	126.0	1.1	$350.4	351.2	(0.2)

Note:	The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting, and therefore, TSYS does not include the revenues of its equity investments in consolidated revenues.
     Revenues from clients in certain countries decreased as a result of pricing compression and portfolio deconversions.
     TSYS expects to continue to grow its international revenues in the future through acquisitions, business expansion, new client signings and internal growth.
Value Added Products and Services
     The Company’s revenues are impacted by client use of TSYS’ processing systems’ optional value added products and services. Value added products and services are optional features to which each client may choose to subscribe in order to potentially increase the financial performance of its portfolio. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention, and behavior analysis tools; revenue enhancement tools and customer retention programs; and data warehouse services. These revenues can increase or decrease from period to period as clients subscribe to or cancel these services. Value added products and services are included primarily in electronic payment processing services revenue. For the three months ended September 30, 2009 and 2008, value added products and services represented 11.4% and 12.8%, respectively, of total revenues. For the nine months ended September 30, 2009 and 2008, value added products and services represented 11.7% and 12.6%, respectively, of total revenues.

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
     On June 29, 2009, Bank of America announced that it and other parties are forming a new joint venture that will provide merchant processing services. TSYS provides accounting, settlement, authorization and other services to Bank of America pursuant to a contract that will expire in April 2010, which services accounted for approximately 4.0% of TSYS’ total revenues for 2008 and approximately 5.7% of TSYS’ total revenues for the third quarter of 2009.
     Bank of America has indicated to TSYS that it is in the process of formulating its plans with respect to changes in its merchant processing relationship with TSYS, but has not yet communicated to TSYS the timing or extent of the deconversion from TSYS’ systems. TSYS provides a number of additional services to Bank of America, including commercial card processing, small business card processing and card production services.
     Approximately 29% and 46% of the total revenues derived from providing merchant processing services to Bank of America are attributable to reimbursable items for 2008 and the third quarter of 2009, respectively.
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
     Revenues from major customers for the periods reported are primarily attributable to the North America Services segment and Merchant Services segment.
Accounts on File (AOF) Data

	At September 30,		Percent
(in millions)	2009	2008	Change
At September 30,	342.1	355.5	(3.8)
Quarter-to-date (QTD) Average	351.7	365.5	(3.8)
Year-to-date (YTD) Average	349.8	369.1	(5.2)
AOF by Portfolio Type

	At September 30,
	2009		2008		Percent
(in millions)	AOF	%	AOF	%	Change
Consumer	189.2	55.3	211.1	59.4	(10.4)
Retail	39.2	11.4	51.1	14.4	(23.4)
Stored value	37.8	11.1	26.1	7.3	45.0
Commercial	46.0	13.4	41.8	11.7	10.1
Government services	24.6	7.2	20.5	5.8	19.9
Debit	5.3	1.6	4.9	1.4	8.8

Total	342.1	100.0	355.5	100.0	(3.8)

AOF by Geographic Area

	At September 30,
	2009		2008		Percent
(in millions)	AOF	%	AOF	%	Change
U.S.	253.2	74.0	272.6	76.7	(7.1)
Outside U.S.	88.9	26.0	82.9	23.3	7.3

Total	342.1	100.0	355.5	100.0	(3.8)

Note:	The accounts on file distinction between U.S. and outside U.S. is based on the geographic domicile of the Company’s processing clients.
Activity in AOF

	September 2008 to	September 2007 to
(in millions)	September 2009	September 2008
Beginning balance	355.5	357.1
Internal growth of existing clients	29.6	38.7
New clients	25.7	27.8
Purges/Sales	(31.3)	(33.1)
Deconversions	(37.4)	(35.0)

Ending balance	342.1	355.5

Electronic Payment Processing Services
     Electronic payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Revenues from electronic payment processing services decreased $16.1 million and $41.2 million, or 6.3% and 5.5%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease for the three and nine months is attributable to negative foreign currency translation, the loss of clients through portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized, which decrease was partially offset by new clients.
     TSYS’ electronic payment processing revenues are influenced by several factors, including volumes related to AOF and transactions. TSYS estimates that approximately 49% of total electronic payment processing revenues is AOF and transaction volume driven, and are driven primarily from processing services. The remaining 51% of electronic payment processing revenues are not AOF and transaction volume driven, and are derived from production and optional services TSYS considers to be value added products and services, custom programming and licensing arrangements.
     Active accounts are accounts that have had monetary activity either during the current month or in the past 90 days based on contractual definition. Inactive accounts are accounts that have not had a monetary transaction (such as a purchase or payment) in the past 90 days. The more active an account is, the more revenue is generated for TSYS (items such as transaction and authorizations processed and statements billed).
     Occasionally, a client will purge inactive accounts from its portfolio. An inactive account typically will only generate an AOF charge. A processing client will periodically review its cardholder portfolio based upon activity and usage. Each client, based upon criteria individually set by the client, will flag an account to be “purged” from TSYS’ system and deactivated.
     A deconversion involves a client migrating all of its accounts to an in-house solution or another processor. Account deconversions include active and inactive accounts and can impact the Company’s revenues significantly more than an account purge.
     A sale of a portfolio typically involves a client selling a portion of its accounts to another party. A sale of a portfolio and a deconversion impact the Company’s financial statements in a similar fashion, although a sale usually has a smaller financial impact due to the number of accounts typically involved.

Merchant Acquiring Services
     Merchant acquiring services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to financial institutions and other merchant acquirers. Revenues from merchant acquiring services include processing all payment forms, including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of retail market segments. Merchant acquiring services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale equipment sales and service. Merchant acquiring services revenues also include revenues derived from Infonox, a Silicon Valley-based technology firm acquired in November 2008. Infonox extends TSYS’ payment capabilities and brings innovative, cutting-edge technology to the payments marketplace by enhancements with mobile, virtual terminal, ATM, BillPay and self-service kiosk solutions, among others.
     Revenues from merchant acquiring services are generated mainly by TSYS’ wholly owned subsidiary, TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring), and majority-owned subsidiary, GP Network Corporation. Merchant acquiring services revenues for the three and nine months ended September 30, 2009 were $71.8 million and $207.0 million, respectively, compared to $64.6 million and $191.9 million for the same periods last year. Approximately $3.6 million of the change in merchant acquiring revenues in the third quarter of 2009 compared to the third quarter of 2008 was the result of new business and $1.8 million was the result of an acquisition. Approximately $6.3 million of the change in merchant acquiring revenues in the first nine months of 2009 compared to the same period last year was the result of new business and $5.7 million was the result of an acquisition.
     TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. TSYS Acquiring’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
     TSYS Acquiring also expanded its offerings during 2008 to include the Infonox solution set, a host of new point-of-sale terminals and software applications, including solutions for the health care industry, PCI scanning and assessment services. These offerings complement the existing enhanced Dynamic Currency Conversion and multi-currency processing services, Spanish language telephone processing, improved Internet-based research and portfolio reporting capabilities and new Merchant Boarding and Maintenance capabilities.
Other Services
     Revenues from other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other services decreased $4.9 million, or 9.1%, and $7.7 million, or 5.2%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Approximately $2.7 million of the change in other services revenues in the third quarter of 2009 compared to the third quarter of 2008 was the result of currency translation. Approximately $4.4 million of the change in other services revenues for the first nine months of 2009 compared to the same period last year was the result of call center business being taken in-house by a client.
Reimbursable Items
     As a result of ASC 605, “Revenue Recognition,” previously referred to as the FASB’s Emerging Issues Task Force (EITF) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. Reimbursable items increased $6.6 million, or 9.9%, and decreased $1.9 million, or 1.0%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods last year, due to negative currency translation and less postage as a result of client portfolio deconversions.
     The majority of reimbursable items relates to the Company’s domestic-based clients and consists primarily of costs associated with postage. The Company’s reimbursable items are impacted by changes in postal rates and changes in the volumes of all mailing activities by its clients. On May 11, 2009, the U.S. Postal Service increased the price of a first-class stamp $0.02 to $0.44. On May 12, 2008, the U.S. Postal Service increased the price of a first-class stamp $0.01 to $0.42.
Operating Expenses
     Total expenses increased 0.1% and decreased 0.6% for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The fluctuation in expense includes a decrease of $8.7 million and $42.8 million for the three and nine months ended September 30, 2009, respectively, related to the effects of currency translation of its foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total expenses decreased 2.3% and 0.5% for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The fluctuation in operating expenses is attributable to changes in each of the expense categories as described below.

Salaries and Other Personnel Expenses
     Salaries and other personnel expenses decreased $2.1 million, or 1.4%, and increased $1.2 million, or 0.3%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Salaries and other personnel expenses decreased for the three months ended September 30, 2009 primarily due to a decrease in contractor expenses and lower share-based compensation expense. The change in salaries and other personnel expenses is associated with the normal salary increases and related benefits, offset by the higher level of employment costs capitalized as software development and contract acquisition costs. Salaries and other personnel expenses include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended September 30, 2009 and 2008, the Company accrued approximately $457,000 and $1.2 million, respectively, for performance-based incentives. For the nine months ended September 30, 2009 and 2008, the Company accrued approximately $42,000 and $5.8 million, respectively, for performance-based incentives.
     Prior to the spin-off by Synovus Financial Corp. (Synovus) to its shareholders of all the shares of TSYS held by Synovus, Synovus provided certain administrative services, such as human resources, legal, security and tax preparation and compliance, to TSYS in exchange for a management fee, which is included in other operating expenses, to cover TSYS’ pro rata share of services. With the spin-off, TSYS began recruiting employees and assumed these functions during 2008. During the 2008 transition period, TSYS continued to utilize Synovus’ administrative services until these functions were operational within TSYS in exchange for an adjusted management fee based on utilization. As TSYS assumed these functions, salaries and other personnel expenses increased, while other operating expenses decreased. TSYS’ headcount increased by approximately 60 people as these administrative services transitioned to TSYS.
     Capitalized salaries and personnel expenses increased $2.6 million and $3.9 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, as a result of increased client conversion and implementation activity in the International Services segment.
     The Company’s salaries and other personnel expenses is greatly influenced by the number of employees. Below is a summary of the Company’s employee data:
Employee Data:

			Percent
(FTE)	2009	2008	Change
At September 30,	7,720	7,772	(0.7)%
QTD Average	7,893	7,761	1.7
YTD Average	7,991	7,519	6.3
     At September 30, 2009, as compared to 2008, the majority of the increase in the number of employees is a result of the expansion of TSYS’ international business, offset by the decrease in number of employees associated with discontinued operations.
     Share-based compensation expenses include the impact of expensing the fair value of stock options, as well as expenses associated with nonvested shares. For the three months ended September 30, 2009, share-based compensation was $4.0 million, compared to $5.1 million for the same period in 2008. For the nine months ended September 30, 2009, share-based compensation was $13.3 million, compared to $14.8 million for the same period in 2008.
Net Technology and Facilities Expenses
     Net technology and facilities expenses increased $1.9 million, or 2.5%, and $2.3 million, or 1.0%, for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008.
     Repairs and maintenance increased for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, as a result of support for additional software licenses and equipment.
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
Other Operating Expenses
     Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, and professional advisory fees. Other operating expenses also include charges for service level quality expenses, contractual commitments and bad debt expense. As described in the Critical Accounting Policies section set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management’s evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses.
     Other operating expenses for the three and nine months ended September 30, 2009 decreased $4.4 million, or 8.7%, and increased $2.1 million, or 1.5%, respectively, as compared to the same periods in 2008. The decrease in other operating expenses for the three months is primarily the result of the use of less professional advisory services, less supplies and stationery and decreased service level quality expenses.
Operating Income
     Operating income decreased 7.8% and 10.6% for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008. The Company’s operating profit margin for the three and nine months ended September 30, 2009 was 20.3% and 19.8%, respectively, compared to 21.7% and 21.6% for the same periods last year. TSYS’ operating margin decreased for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, as the result of the loss of revenues associated with deconverted portfolios.
Nonoperating Income (Expense)
     Interest income for the three months ended September 30, 2009 was $0.4 million, a decrease of $2.2 million, compared to $2.6 million for the same period in 2008. Interest income for the nine months ended September 30, 2009 was $1.6 million, a decrease of $5.2 million, compared to $6.8 million for the same period in 2008. The decrease in interest income is primarily attributable to the decline in interest rates.
     Interest expense for the three months ended September 30, 2009 was $0.9 million, a decrease of $1.8 million compared to $2.7 million for the same period in 2008. Interest expense for the nine months ended September 30, 2009 was $3.1 million, a decrease of $5.9 million compared to $9.0 million for the same period in 2008. The decrease in interest expense in 2009 compared to 2008 relates to the decline in interest rates.
     For the three months ended September 30, 2009 and 2008, the Company recorded a translation gain of approximately $1.1 million and $1.1 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the nine months ended September 30, 2009 and 2008, the Company recorded a translation loss of approximately $2.9 million and a translation gain of approximately $3.2 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.
     Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. dollars. For its subsidiaries whose functional currency is something other than the U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation.
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The Company recorded a net translation gain of approximately $1.1 million and a net translation loss of $2.9 million for the three and nine months ended September 30, 2009, respectively, related to the translation of foreign-denominated balance sheet accounts, most of which were cash.

     The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2009 was approximately $14.6 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate for the three months ended September 30, 2009 was 35.6%, compared to 35.1% for the same period in 2008. TSYS’ effective income tax rate for the nine months ended September 30, 2009 was 35.7%, compared to 35.7% for the same period in 2008. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and pre-tax equity earnings of its equity investments. Refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $1.6 million and $3.1 million for the three months ended September 30, 2009 and 2008, respectively. TSYS’ share of income from its equity in equity investments was $4.3 million and $6.3 million for the nine months ended September 30, 2009 and 2008, respectively.
Loss from Discontinued Operations, net of tax
     Loss from discontinued operations, net of tax for the three months ended September 30, 2009, increased $3.2 million compared to the same period in 2008. Loss from discontinued operations, net of tax for the nine months ended September 30, 2009, increased $5.9 million compared to the same period in 2008, mainly as the result of a one-time expense related to resolution of a client issue at TDM.
Loss from Disposition, net
     Loss from disposition, net for the three and nine months ended September 30, 2009, was $3.3 million, net of tax. Final adjustments related to the sale, if any, are expected to be included in fourth quarter results.
Net Income Attributable to TSYS
     Net income attributable to TSYS for the three months ended September 30, 2009 decreased 14.1%, or $9.1 million, to $55.0 million, or basic and diluted earnings per share of $0.28, compared to $64.1 million, or basic and diluted earnings per share of $0.32, for the same period in 2008. Net income attributable to TSYS for the nine months ended September 30, 2009 decreased 15.7%, or $28.8 million, to $155.0 million, or basic and diluted earnings per share of $0.79, compared to $183.8 million, or basic and diluted earnings per share of $0.93, for the same period in 2008.
Net Profit Margin
     The Company’s net profit margin for the three months ended September 30, 2009 was 12.7%, compared to 14.6% for the same period last year. The Company’s net profit margin for the nine months ended September 30, 2009 was 12.4%, compared to 14.3% for the same period last year. TSYS’ profit margin is impacted by the consolidation of majority-owned subsidiaries. The Company recognizes only its share of net profits from these entities, while consolidating all their revenues, which has the impact of lowering overall net profit margins. TSYS’ net profit margin decreased for the quarter as the result of the loss of revenues associated with deconverted portfolios.
Operating Segments
North America Services
     The North America Services segment provides electronic payment processing and related services to clients based primarily in North America. This segment has two major customers.

     Below is a summary of the North America Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Total revenues	$261.6	284.9	(8.2)%	$795.4	854.6	(6.9)%
Operating income	60.7	63.2	(3.9)	176.9	201.9	(12.4)
Operating margin	23.2%	22.2%		22.2%	23.6%
Key indicators:
AOF	302.2	322.6	(6.3)	302.2	322.6	(6.3)
Transactions	1,555.8	1,693.1	(8.1)	4,559.1	4,969.4	(8.3)
     The decline in total segment revenues for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, is the result of a decrease in revenues associated with client portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized.
International Services
     The International Services segment provides electronic payment processing and related services to clients based primarily outside the North America region. This segment has one major customer.
     Below is a summary of the International Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Total revenues	$86.2	88.1	(2.2)%	$236.4	237.8	(0.6)%
Operating income	9.7	16.8	(42.1)	24.9	35.9	(30.7)
Operating margin	11.3%	19.1%		10.5%	15.1%
Key indicators:
AOF	39.9	32.9	21.3	39.9	32.9	21.3
Transactions	299.7	272.1	10.2	881.7	754.0	8.6
     The decrease in total segment revenues for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, is the result of increased revenues associated with new clients as a result of portfolio conversions, offset by negative foreign currency translation and overall economic conditions causing existing clients to be selective in the services being utilized.
Merchant Services
     The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. This segment has one major customer.
     Below is a summary of the Merchant Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Percent Change	2009	2008	Percent Change
Total revenues	$93.8	74.6	25.8%	$249.7	220.1	13.4%
Operating income	17.5	17.1	2.2	46.9	50.3	(6.6)
Operating margin	18.7%	22.9%		18.8%	22.9%
Key indicator:
Point-of-sale transactions	1,338.5	1,289.2	3.8	3,876.3	3,814.4	1.6
     The increase in total segment revenues is the result of the acquisition of Infonox, a new client and an increase in processing volumes.

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
     Below is the reconciliation between reported margins and adjusted margins excluding reimbursable items:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Operating income	$87,856	95,290	$248,749	278,234

Net income attributable to TSYS	$55,026	64,074	$154,999	183,772

Total revenues	$432,296	439,446	$1,253,222	1,288,902

Operating margin (as reported)	20.3%	21.7%	19.8%	21.6%

Net profit margin (as reported)	12.7%	14.6%	12.4%	14.3%

Revenues before reimbursable items	$358,966	372,704	$1,055,133	1,088,889

Adjusted operating margin	24.5%	25.6%	23.6%	25.6%

Adjusted net profit margin	15.3%	17.2%	14.7%	16.9%

Projected Outlook for 2009
     TSYS expects its 2009 revenues to decline by 5%-3% as compared to 2008 and expects its 2009 net income to decline by 13%-11% as compared to 2008, based on the following assumptions: (1) there will be no significant movements in LIBOR and TSYS will not make any significant draws on the remaining balance of the revolving credit facility; (2) anticipated levels in employment, technology and other expenses will be accomplished; (3) there will be no significant movement in foreign currency exchange rates related to TSYS’ business subsequent to September 30, 2009; (4) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, other than those already identified, or any significant impairment of goodwill or other intangibles; and (5) there will be no significant portfolio deconversions other than as previously announced.
Financial Position, Liquidity and Capital Resources
     The Condensed Consolidated Statements of Cash Flows detail the Company’s cash flows from operating, investing and financing activities. TSYS’ primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures, acquisitions and, most recently, the spin-off.

Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2009	2008
Net income	$156,284	185,094
Depreciation and amortization	117,514	124,852
Loss on disposal of subsidiary	5,701	—
Dividends from equity investments	4,942	6,421
Other noncash items and charges, net	17,033	3,631
Net change in current and long-term assets and current and long-term liabilities	31,582	(41,092)

Net cash provided by operating activities	$333,056	278,906

     TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2009 in net cash provided by operating activities was primarily the result of the net change in current and long-term assets and current and long-term liabilities.
     Net change in current and long-term assets and current and long-term liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at September 30, 2009, as compared to December 31, 2008, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2009	2008
Purchases of property and equipment, net	$(21,344)	(35,502)
Additions to licensed computer software from vendors	(18,710)	(18,614)
Additions to internally developed computer software	(19,367)	(14,976)
Proceeds from disposition, net of expenses paid and cash disposed	1,991	—
Cash used in acquisitions	(294)	(965)
Subsidiary repurchase of noncontrolling interest	—	(343)
Additions to contract acquisition costs	(23,711)	(34,612)

Net cash used in investing activities	$(81,435)	(105,012)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The major uses of cash for investing activities in 2009 was for additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software. The major uses of cash for investing activities in 2008 was for additions of equipment and contract acquisition costs.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $6.6 million for the three months ended September 30, 2009, bringing the total for 2009 to $23.7 million compared to $34.6 million for the nine months ended September 30, 2008.
     The Company had cash payments for processing rights of approximately $2.0 million and $4.7 million during the three and nine months ended September 30, 2009, respectively, compared to $3.3 million and $15.7 million for the three and nine months last year, respectively.

     Conversion cost additions were $19.0 million and $18.9 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in the amount of conversion cost additions for 2009, as compared to 2008, is the result of the timing of conversion activity in 2009 versus 2008.
Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2009	2008
Dividends paid on common stock	$(41,406)	(41,358)
Proceeds from borrowings of long-term debt	5,334	2,506
Repurchase of common stock	(329)	(23,594)
Principal payments on long-term debt borrowings and capital lease obligations	(13,178)	(11,501)
Other	(227)	107

Net cash used in financing activities	$(49,806)	(73,840)

     The major use of cash from financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. The major use of cash from financing activities in 2009 was for the payment of dividends. The major uses of cash from financing activities in 2008 was for the payment of dividends and the repurchase of common stock.
Borrowings
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three-year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million.
Stock Repurchase Plan
     On April 20, 2006, TSYS announced that its Board had approved a stock repurchase plan to purchase up to 2 million shares, which at the time represented slightly more than five percent of the shares of TSYS stock held by shareholders other than Synovus. The shares were to be purchased from time to time over a two-year period and would depend on various factors, including price, market conditions, acquisitions and the general financial position of TSYS. Repurchased shares are to be used for general corporate purposes.
     With the completion of the spin-off, the TSYS Board of Directors extended to April 2010 TSYS’ current share repurchase program that was set to expire in April 2008 and increased the number of shares that may be repurchased under the plan from 2 million to 10 million.
     The Company has approximately 6,928,000 shares remaining that could be repurchased under the stock repurchase plan.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended September 30, 2009, bringing the total for 2009 to $41.4 million compared to $41.4 million paid during the nine months ended September 30, 2008.
Significant Noncash Transactions
     Refer to Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about supplementary cash flow information.
Foreign Exchange
     TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. Since December 2000, TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

Impact of Inflation
     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.4:1. At September 30, 2009, TSYS had working capital of $551.0 million compared to $396.3 million at December 31, 2008.
Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450.
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
Accounting Standards Update 2009-14, “Certain Revenue Arrangements that Include Software Elements”
     In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-14, “Certain Revenue Arrangements that Include Software Elements,” an update to ASC 985-605, “Software-Revenue Recognition,” and formerly known as EITF 09-3, “Revenue Arrangements that Include Software Elements.” ASU 2009-14 amends ASC Subtopic 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Accounting Standards Update 2009-13, “Multiple Deliverable Revenue Arrangements”
     In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements,” an update to ASC Topic 605, “Revenue Recognition,” and formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 amends ASC 650-25 to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”
     In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements.” The update addresses practice difficulties caused by tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by GAAP. No new fair-

value requirements are required by the standard. The Company does not expect the impact of adopting ASU 2009-05 on its financial position, results of operations and cash flows to be material.
Accounting Standards Codification 105, “Generally Accepted Accounting Principles”
     In June 2009, the FASB issued an update to ASC 105, previously referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the update to ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The update to ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the impact of adopting the update to ASC 105 on its financial position, results of operations and cash flows to be material.
Accounting Standards Codification 810, “Consolidation”
     In June 2009, the FASB issued an update to ASC 810, previously referred to as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The update to ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the impact of adopting the update to ASC 810 on its financial position, results of operations and cash flows to be material.
Accounting Standards Codification 855, “Subsequent Events”
     In May 2009, the FASB issued an update to ASC 855, previously referred to as SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The update to ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The impact of adopting the update to ASC 855 was not material to the Company’s financial position, results of operations and cash flows.
Accounting Standards Codification 323, “Investments — Equity Method and Joint Ventures”
     In November 2008, the FASB issued an update to ASC 323, previously referred to as EITF No. 08-6, “Equity Method Investment Accounting Considerations.” The guidance in the update to ASC 323 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. The update to ASC 323 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the impact of adopting the update to ASC 323 on its financial position, results of operations and cash flows to be material.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ plans to continue to expand its service offerings internationally and expectation that international revenues will continue to grow; (ii) the expected contribution of Bank of America’s merchant processing business to TSYS’ projected earnings per share for 2009; (iii) TSYS’ expectation that the loss of Bank of America’s merchant processing business will not have a material adverse affect on TSYS; (iv) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (v) TSYS’ expected decline in revenues and net income for 2009; (vi) TSYS’ belief with respect to lawsuits, claims and other complaints; and (vii) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements, including, with respect to TSYS’ expected decline in net income for 2009: (a) there will be no significant movements in LIBOR and TSYS will not make any significant draws on its revolving credit facility; (b) there will be no significant movement in foreign currency exchange rates related to TSYS’ business subsequent to September 30, 2009; (c) anticipated levels in employment, technology and other expenses will be accomplished; (d) TSYS will not incur significant expenses associated with the conversion of new large clients and/or acquisitions, other than as previously identified, or any significant impairment of goodwill or other intangibles; and (e) there will be no significant portfolio deconversions during the year other than as previously identified. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
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

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive gain (loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Other comprehensive gain (loss)	$(0.1)	(7.9)	$14.5	(3.1)
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at September 30, 2009:

(in millions)	September 30, 2009
Europe	$175.5
China	66.6
Mexico	6.8
Canada	1.0
Japan	0.1
Other	22.1
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation gain of approximately $1.1 million and a translation loss of approximately $2.9 million for the three and nine months ended September 30, 2009, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2009 was approximately $14.6 million, the majority of which was denominated in Euros.
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
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at September 30, 2009 was $14.6 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $14.6 million at September 30, 2009.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$146	732	1,464	(146)	(732)	(1,464)

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk (continued)
Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.
     On December 21, 2007, the Company entered into a Credit Agreement with Bank of America N.A., as Administrative Agent, The Royal Bank of Scotland plc, as Syndication Agent, and other lenders. The Credit Agreement provides for a $168 million unsecured five-year term loan to the Company and a $252 million five-year unsecured revolving credit facility. The principal balance of loans outstanding under the credit facility bears interest at a rate of London Interbank Offered Rate (LIBOR) plus an applicable margin of 0.60%. Interest is paid on the last date of each interest period; however, if the period exceeds three months, interest is paid every three months after the beginning of such interest period.
     On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million.
     In connection with the formation of TSYS Managed Services EMEA Ltd. (TSYS Managed Services), both TSYS and Merchants agreed to provide long-term financing arrangements to TSYS Managed Services to fund future growth and expansion. At the end of September 2009, the balance of the loan from Merchants was approximately £2.0 million, or approximately $3.2 million, payable in total in five years, at an interest rate of LIBOR plus 2%, with interest payable quarterly.
     In April 2009, TSYS Managed Services repaid its short-term note of £1.3 million, or approximately $1.8 million, that it acquired in June 2008.

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2009, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     No purchases of TSYS stock were made pursuant to TSYS’ stock repurchase plan or otherwise during the three months ended September 30, 2009. In addition, during the same period, no shares of TSYS stock were delivered to it in payment of the exercise price of stock options or withheld to cover taxes on vesting for non-vested shares granted.
Item 6 — Exhibits
     a) Exhibits

Exhibit
Number	Description
3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009

10.1	Summary of Board of Directors Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: November 9, 2009	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and
Chief Executive Officer

Date: November 9, 2009	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President
and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.
Exhibit Index

Exhibit Number	Description
3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009

10.1	Summary of Board of Directors Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002