Form 10-K
period 2009-12-31
TOTAL SYSTEM SERVICES INC
filed 2010-03-01
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009
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
YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES ☐ NO ☐
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
YES ☐ NO ☑
     As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,511,265,000 based on the closing sale price as reported on the New York Stock Exchange.
     As of February 11, 2010, there were 197,230,902 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2009 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2010 Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2010 (“Proxy Statement”)	Part III

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
Item 1. Business
     Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we provide electronic payment processing, merchant services and related services to financial and nonfinancial institutions throughout the United States and internationally. Electronic payment processing services include providing issuer processing services for consumer credit, retail, debit, stored value, government services and commercial card accounts. Merchant services include providing processing services, acquiring solutions, related systems and integrated support services. We also offer additional related services such as business process management, mail and correspondence processing, teleservicing, data documentation, offset printing, collections and account solicitation and client services.
     The services we provide are divided into three operating segments, North America Services, which accounted for 60.2% of our revenues in 2009, International Services, which accounted for 19.9% of our revenues in 2009, and Merchant Services, which accounted for 19.9% of our revenues in 2009.

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
     Major Customer. A significant amount of our revenues is derived from long-term contracts with large clients, including our major customer during 2009, Bank of America Corporation. For the year ended December 31, 2009, Bank of America Corporation accounted for approximately 12.9% of our total revenues. As a result, the loss of Bank of America Corporation, or other large clients, could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customer” and “Operating Segments” under the “Financial Review” Section on pages 15 and 16, and 16 and 17, respectively, and Note 22 on pages 55 through 57 of the Annual Report which are incorporated in this document by reference.
     Competition. We encounter vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately three vendors. We believe that as of December 31, 2009 we are the largest third party card processor in the United States. In addition, we compete with in house processors and software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing, bankcard computer service firms and third-party software vendors within the United States and from certain international processors and third-party software vendors with respect to our International Services segment. In addition, the card associations and payments networks such as Visa, MasterCard and Discover are increasingly offering products and services that compete with our products and services. Based upon available market share data that includes cards processed in house, we believe that during 2009 we provided issuer processing services for 19% of the domestic consumer credit card market, 44% of the Canadian credit card market and 16% of the Western European credit card market. We also believe that during 2009 we held a 75% share of the Visa and MasterCard domestic commercial card processing market. With respect to merchant services, we believe that we are the second largest processor of merchant accounts and process transactions for approximately 20% of all bankcard accepting merchant locations in the United States.
     Our major competitor in the card processing industry is First Data Resources, LLC, a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between us and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability and flexibility of infrastructure and servicing capability. Certain other subsidiaries of First Data Corporation also compete with us with respect to the provision of merchant services.
     Backlog of Accounts. As of December 31, 2009, we had a pipeline of approximately 8.2 million accounts, all of which are expected to be converted during 2010.
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
     Employees. As of December 31, 2009, we had 7,620 full-time equivalent employees.

     Available Information. Our website address is www.tsys.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports in the Investor Relations section of our website under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.
     We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance section of our website at www.tsys.com under “Investor Relations” then “Corporate Governance”.
     For more information about our business see the “Financial Overview” Section on pages 5 through 7, the “Financial Review” Section on pages 7 through 26 and Note 1, Note 2, Note 8, Note 19, Note 22, Note 24, Note 25 and Note 28 of Notes to Consolidated Financial Statements on pages 31 through 37, pages 40 and 41, pages 51 and 52, pages 55 through 57, pages 58 and 59, and page 60 of the Annual Report which are incorporated in this document by reference.
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
     A significant portion of our revenues is derived from the number of consumer credit transactions that we process which may be affected by, among other things, overall economic conditions. As a result of current economic conditions in the United States, credit card issuers have been reducing credit limits and closing accounts and are more selective with respect to whom they issue credit cards. This reduction in the number of accounts and account activity adversely impacted the results of our North America Services segment for 2009, as compared to 2008. Future reductions in consumer spending through credit card usage could have a material adverse affect on our financial position and results of operations.
Accounts on file may be lower than anticipated and internal growth rates for our existing clients may be lower than anticipated.
     Our electronic payment processing services revenues are generated from charges based on several factors, one of which is the number of accounts on file. As noted above, credit card issuers have been closing accounts and are more selective with respect to whom they issue credit cards. As a result, there is no guarantee that accounts on file will be as we anticipate and this could have a material adverse effect on our financial position and results of operations. Furthermore, a significant amount of our revenues is derived from certain large clients and internal growth rates for these existing clients may be lower than anticipated, thereby negatively impacting our business.
We may incur expenses associated with the signing of a significant client to our processing system and in connection with our efforts to grow internationally or incur other costs that may hurt our financial results.
     We incur significant up-front expenses prior to converting a significant client to our processing systems. In the event we enter into a processing contract with a significant client, these expenses will directly affect our earnings results. In addition, we provide services to our clients worldwide. We are likely to incur costs in growing our business internationally, and there is no guarantee that such international expansion will be successful. We may also incur other expenses and costs, such as operating and marketing expenses. If we are unable to successfully manage these expenses as our business develops, changes and expands, our financial position and results of operations could be negatively impacted. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.
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
We may not convert and deconvert client’s portfolios as scheduled
The timing of the conversion of card portfolios of new clients to our processing systems and the deconversion of existing clients to other systems impacts our revenues and expenses. There is no guarantee that conversions and deconversions will occur as scheduled and this may have a material adverse effect on our financial position and results of operations.
Acquisitions and integrating such acquisitions create certain risks and may affect our financial results.
     We have acquired businesses both in the United States and internationally and will continue to explore opportunities for strategic acquisitions in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including for example:
•	managing geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with foreign regulatory requirements;

•	fluctuations in currency exchange rates;

•	difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of these new markets; and

•	general economic and political conditions.

     The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the two companies’ operations could have an adverse effect on our financial position and results of operations.
Our business may be adversely affected by risks associated with foreign operations.
     We provide services to our clients worldwide. As a result, our business and revenues derived from international operations are subject to risk of loss from foreign currency exchange rates, social instability, changes in government policies, unfavorable political or diplomatic developments and changes in legislation related to non-U.S. ownership. We have not entered into foreign exchange forward contracts to mitigate the risks associated with our foreign operations. Any adverse change in one of the factors listed above could impact our plans to continue to expand our business internationally and adversely affect our financial position and results of operations.
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
     There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. Regulation of the payments industry has increased significantly in recent years. A number of regulations impacting the credit card industry were recently implemented. Additional changes may require us to incur significant expenses to redevelop our products. Also, failure to comply with laws, rules and regulations or standards to which we are subject, including with respect to privacy and data use and security, could result in fines, sanctions or other penalties, which could have a material adverse affect on our financial position and results of operations, as well as damage our reputation.
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
Security and privacy breaches in our systems and system failures may damage client relations, our reputation and expose us to liability.
     The uninterrupted operation of our processing systems and the confidentiality of the client information that resides on our systems is critical to our business. We have security, backup and recovery systems in place, as well as business continuity plans designed to ensure our systems will not be inoperable. However, there is still a risk that a system outage or data loss may occur which would not only damage our reputation but as a result of contractual commitments could also require the payment of penalties to our clients if our systems do not meet certain operating standards. We also have what we believe to be sufficient security around our systems to prevent unauthorized access. Any failures in our security and privacy measures or any system interruption could have a material adverse effect on our financial position and results of operations. We electronically store personal information, such as credit card numbers, about consumers who are customers of our clients. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth could be materially adversely affected. A security or privacy breach or a system failure may:
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
     As of December 31, 2009, we and our subsidiaries owned 14 facilities encompassing approximately 1,445,546 square feet and leased 40 facilities encompassing approximately 690,836 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	9	1,345,800	9	218,838
International Services	2	96,368	26	246,705
Merchant Services	3	3,378	5	225,293
     We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.
     See Note 1, Note 7, Note 19 and Note 22 of Notes to Consolidated Financial Statements on pages 31 through 37, page 40, pages 51 and 52, and pages 55 through 57 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on pages 17 through 19, and page 22, respectively, of the Annual Report which are incorporated in this document by reference.

Item 3.	Legal Proceedings
     See Note 19 of Notes to Consolidated Financial Statements on pages 51 and 52 of the Annual Report which is incorporated in this document by reference.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     The “Quarterly Financial Data, Stock Price, Dividend Information” Section under the “Financial Review” Section on page 64, Note 17 of Notes to Consolidated Financial Statements on page 50 and “Stock Performance Graph” on page 65 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data
     The following financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Financial Review sections of the Annual Report, which are incorporated by reference into Part II, Item 8 and Part II, Item 7, respectively, of this document. The historical trends in TSYS’ results of operations and financial position over the last five years are presented below.

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Income Statement Data:

Total revenues	$1,688,062	1,721,646	1,662,450	1,707,372	1,537,672

Operating income	$342,033	368,675	349,135	352,906	284,452

Income from continuing operations, net of tax	$224,339	250,638	236,590	247,150	193,038
(Loss) income from discontinued operations, net of tax	(5,163)	1,038	2,829	2,765	1,738

Net income	219,176	251,676	239,419	249,915	194,776
Net income attributable to noncontrolling interests	(3,963)	(1,576)	(1,976)	(752)	(256)

Net income attributable to TSYS	$215,213	250,100	237,443	249,163	194,520

Basic earnings per share (EPS)*:

Income from continuing operations	$1.12	1.26	1.19	1.25	0.98
(Loss) income from discontinued operations	(0.03)	0.01	0.01	0.01	0.01

Net income	$1.09	1.26	1.20	1.26	0.99

Diluted EPS*:

Income from continuing operations	$1.12	1.26	1.19	1.25	0.98
(Loss) income from discontinued operations	(0.03)	0.01	0.01	0.01	0.01

Net income	$1.09	1.26	1.20	1.26	0.99

Cash dividends declared per share	$0.28	0.28	3.31	0.27	0.22

	At December 31,
(in thousands)	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$1,710,954	1,550,024	1,479,081	1,634,241	1,410,897
Obligations under long-term debt and capital leases, excluding current portion	205,123	209,871	3,687	3,625	3,555

*	Note: Basic and diluted EPS amounts for continuing operations and net income do not total due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Financial Overview” and “Financial Review” Sections which are set forth on pages 5 through 26 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income.” The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2009, 2008 and 2007 was:

(in millions)	2009	2008	2007
Comprehensive income (loss), net of tax	$12.1	($35.1)	$7.6
     Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2009:

(in millions)	December 31, 2009
Europe	$184.7
China	68.4
Japan	(0.9)
Mexico	7.5
Canada	1.2
Other	24.6
     We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on pages 19 and 20 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in Euros and GBP. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation loss of approximately $2.6 million for the year ended December 31, 2009 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2009 was approximately $7.6 million, the majority of which is denominated in Euros.
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
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2009 was $6.0 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $6.0 million at December 31, 2009.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$60	300	600	(60)	(300)	(600)
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

At December 31, 2009	Expected maturity date
Liabilities	2010	2011	2012	2013	2014	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate (US)	$7.0	1.8	—	—	—	$8.8
Average interest rate	3.95%	3.95%				3.95%
Variable Rate (US)	$—	—	168.0	—	—	$168.0
Average interest rate			0.86%			0.86%
Variable Rate (GBP)	$—	0.8	—	—	—	$0.8
Average interest rate		2.61%				2.61%
Variable Rate (YEN)	$—	21.8	—	—	—	$21.8
Average interest rate		1.14%				1.14%

Item 8.	Financial Statements and Supplementary Data
     The “Quarterly Financial Data, Stock Price, Dividend Information” Section, which is set forth on page 64, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Equity and Comprehensive Income, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)” Sections, which are set forth on pages 27 through 63 of the Annual Report are incorporated in this document by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2009, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 62 of the Annual Report, and “Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting),” which is set forth on page 63 of the Annual Report, are incorporated in this document by reference.
     Changes in Internal Control Over Financial Reporting. Other than as set forth in the paragraph below, no change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We implemented a new corporate-wide budgeting and planning system during the fourth quarter of 2009. The new system is expected to materially impact our internal control over financial reporting by providing more timely financial budgeting and planning information, reducing manual processes and providing a flexible architecture to reduce data entry.

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
     We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our chief accounting officer. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.tsys.com under “Investor Relations” then “Corporate Governance”. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.

Item 11.	Executive Compensation
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION”; and
•	“EXECUTIVE COMPENSATION” — “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Tables and Narratives”.
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
     Information pertaining to equity compensation plans is contained in Note 15 of Notes to Consolidated Financial Statements on pages 44 and 45 of the Annual Report and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS,” and
•	“PRINCIPAL SHAREHOLDERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” and
•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Independence.”

Item 14.	Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT” — “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and “Policy on Audit Committee Pre-Approval.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
               (a) 1. Financial Statements
                    The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 27 through 63 of the Annual Report.
Consolidated Balance Sheets — December 31, 2009 and 2008.
Consolidated Statements of Income — Years Ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Equity and Comprehensive Income — Years Ended December 31, 2009, 2008 and 2007.
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

Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2009, 2008 and 2007.
                    All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

               3. Exhibits
                    The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.4 through 10.36 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated April 30, 2009.

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009.

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

10.3
Tax Sharing Agreement by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.4	Director Stock Purchase Plan of TSYS.

10.5
Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.6
Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

10.7	Total System Services, Inc. 1992 Long-Term Incentive Plan,

Exhibit
Number	Description

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

10.9	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.10
Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.15 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

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

10.13
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

10.15
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC on November 9, 2009.

Exhibit
Number	Description
10.16
Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.17
Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.18
Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.19
Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.20
Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.21	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.22
Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.23
Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

Exhibit
Number	Description
10.24
Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.25
Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.30 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.26
Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.27
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.28
Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.29
Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.30
Form of Performance-Based Retention Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.31
Form of Revised Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.32
Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

Exhibit
Number	Description
10.33
Form of Performance Share Agreement for performance share awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.34
Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.35
Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans for grants made subsequent to January 26, 2009, incorporated by reference to Exhibit 10.40 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.36	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007.

13.1	Certain specified pages of TSYS’ 2009 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2009 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2009 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

99.2
Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2009 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

     We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Total System Services, Inc.:
Under date of March 1, 2010, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and equity and comprehensive income, for each of the years in the three-year period ended December 31, 2009, as contained in the 2009 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Our report refers to changes in the manner in which the Company accounts for noncontrolling interests as of January 1, 2009 (note 1), earnings per share as of January 1, 2009 (notes 1 and 27) and uncertain tax positions as of January 1, 2007 (notes 1 and 20).
/s/ KPMG LLP
Atlanta, Georgia
March 1, 2010

TOTAL SYSTEM SERVICES, INC.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
		Changes in
	Balance at	allowances, charges to				Balance at
	beginning	expenses and changes				end
	of period	to other accounts		Deductions		of period
Year ended December 31, 2007:
Provision for doubtful accounts	$4,952	1,170	(1)	(1,165	)(3)	$4,957
Provision for billing adjustments	$5,169	(990	)(1)	601	(3)	$4,780
Transaction processing provisions — contractual contingencies	$1,250	(1,250	)(2)	—		$—
Transaction processing accruals — processing errors	$11,395	1,279	(2)	(4,149	)(3)	$8,525
Year ended December 31, 2008:
Provision for doubtful accounts	$4,957	(1,573	)(1),(4)	(654)	(3)	$2,730
Provision for billing adjustments	$4,780	1,331	(1)	(798)	(3)	$5,313
Transaction processing provisions — contractual contingencies	$—	—		—		$—
Transaction processing accruals — processing errors	$8,525	3,151	(2)	(6,259	)(3)	$5,417
Year ended December 31, 2009:
Provision for doubtful accounts	$2,730	985	(1),(4)	(2,077	)(3)	$1,638
Provision for billing adjustments	$5,313	5,011	(1)	(5,623	)(3)	$4,701
Transaction processing provisions — contractual contingencies	$—	—		—		$—
Transaction processing accruals — processing errors	$5,417	4,056	(2)	(3,989	)(3)	$5,484

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in other operating expenses and the charges for billing adjustments which are recorded against revenues.

(2)	Amount reflected is the change in transaction processing accruals reflected in other operating expenses.

(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

(4)	Includes $0.3 million of doubtful accounts on November 3, 2008 related to consolidating the financial results of Infonox.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC. (Registrant)
March 1, 2010	By:	/s/ Philip W. Tomlinson
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

/s/ Philip W. Tomlinson Philip W. Tomlinson, Principal Executive Officer and Chairman of the Board	Date: March 1, 2010
/s/ M. Troy Woods M. Troy Woods, President and Director	Date: March 1, 2010
/s/ James B. Lipham James B. Lipham, Senior Executive Vice President and Principal Financial Officer	Date: March 1, 2010

/s/ Dorenda K. Weaver Dorenda K. Weaver, Chief Accounting Officer	Date: March 1, 2010
/s/ Richard E. Anthony Richard E. Anthony, Director	Date: March 1, 2010
/s/ James H. Blanchard James H. Blanchard, Director and Chairman of the Executive Committee	Date: March 1, 2010
/s/ Richard Y. Bradley Richard Y. Bradley, Director	Date: March 1, 2010
/s/ Kriss Cloninger III Kriss Cloninger III, Director	Date: March 1, 2010
Walter W. Driver, Jr., Director	Date:
/s/ Gardiner W. Garrard, Jr. Gardiner W. Garrard, Jr., Director	Date: March 1, 2010
/s/ Sidney E. Harris Sidney E. Harris, Director	Date: March 1, 2010

/s/ Mason H. Lampton Mason H. Lampton, Director	Date: March 1, 2010
/s/ H. Lynn Page H. Lynn Page, Director	Date: March 1, 2010
W. Walter Miller, Jr., Director	Date:
/s/ John T. Turner John T. Turner, Director	Date: March 1, 2010
Richard W. Ussery, Director	Date:
/s/ James D. Yancey James D. Yancey, Director	Date: March 1, 2010
/s/ Rebecca K. Yarbrough Rebecca K. Yarbrough, Director	Date: March 1, 2010