Form 10-K/A
period 2009-12-31
TOTAL SYSTEM SERVICES INC
filed 2010-04-16
CIK 721683

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

EXPLANATORY NOTE
     Total System Services, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 1, 2010, to include Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2009, and to include Exhibit 99.2, the Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2009, as set forth below and in the attached exhibits. This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.
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

Exhibit
Number	Description
3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated April 30, 2009.

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009.

10.1	Credit Agreement of TSYS with Bank of America N.A., as Administrative Agent, the Royal Bank of Scotland plc, as Syndication Agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated December 27, 2007.

10.2	Indemnification and Insurance Matters Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.3	Tax Sharing Agreement by and among Synovus Financial Corp., Columbus Bank and Trust Company and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.4	Director Stock Purchase Plan of TSYS.

Exhibit
Number	Description
10.5	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.6	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

10.7	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.8	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

10.9	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.10	Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.15 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.11	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.12	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.13	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.14	Form of Stock Option Agreement for the Total System Services, Inc. 1992 (renamed 2000) and 2002 Long-Term Incentive Plans,

Exhibit
Number	Description
incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 8, 2004.

10.15	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC on November 9, 2009.

10.16	Form of Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.17	Form of Performance-Based Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 20, 2005, as filed with the SEC on January 25, 2005.

10.18	Form of Non-Employee Director Restricted Stock Award Agreement for the TSYS 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.19	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.20	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.21	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.22	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

Exhibit
Number	Description
10.23	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.24	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.25	Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.30 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.26	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.27	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.28	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.29	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.30	Form of Performance-Based Retention Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.31	Form of Revised Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

Exhibit
Number	Description
10.32	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.33	Form of Performance Share Agreement for performance share awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.34	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.35	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans for grants made subsequent to January 26, 2009, incorporated by reference to Exhibit 10.40 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.36	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007.

13.1	Certain specified pages of TSYS’ 2009 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1*	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2009 Annual Report on Form 10-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
99.1*	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2009.

99.2*	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2009.

*	Filed herewith
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

TOTAL SYSTEM SERVICES, INC.
April 16, 2010	By:	/s/ Philip W. Tomlinson
Philip W. Tomlinson,
Principal Executive Officer and Chairman of the Board