Form 10-Q
period 2010-03-31
TOTAL SYSTEM SERVICES INC
filed 2010-05-07
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AS OF: May 7, 2010 197,400,167 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

Page
Number
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited) — March 31, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Income (unaudited) — Three months ended March 31, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows (unaudited) — Three months ended March 31, 2010 and 2009	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	29
Signatures	30
Exhibit Index	31
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$534,487	449,955
Restricted cash	30,348	46,190
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $5.0 million and $6.8 million at 2010 and 2009, respectively	218,815	231,325
Deferred income tax assets	9,980	11,302
Prepaid expenses and other current assets	78,015	72,124

Total current assets	871,645	810,896
Property and equipment, net of accumulated depreciation and amortization of $303.0 million and $309.1 million at 2010 and 2009, respectively	291,400	289,198
Computer software, net of accumulated amortization of $450.7 million and $482.9 million at 2010 and 2009, respectively	192,400	197,134
Contract acquisition costs, net	123,482	128,038
Goodwill	166,370	168,121
Equity investments	76,021	75,495
Other intangible assets, net of accumulated amortization of $17.3 million and $16.7 million at 2010 and 2009, respectively	13,009	14,132
Other assets	29,716	27,940

Total assets	$1,764,043	1,710,954

Liabilities
Current liabilities:
Current portion of long-term debt	$7,057	6,988
Current portion of obligations under capital leases	9,817	6,289
Accrued salaries and employee benefits	15,336	32,457
Accounts payable	29,249	21,729
Other current liabilities	167,191	153,316

Total current liabilities	228,650	220,779
Long-term debt, excluding current portion	190,308	192,367
Deferred income tax liabilities	49,324	47,162
Obligations under capital leases, excluding current portion	36,327	12,756
Other long-term liabilities	44,507	48,443

Total liabilities	549,116	521,507

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 201,336 and 200,860 issued at 2010 and 2009, respectively; 197,598 and 197,180 outstanding at 2010 and 2009, respectively	20,130	20,086
Additional paid-in capital	141,617	139,742
Accumulated other comprehensive income (loss), net	(7,145)	5,673
Treasury stock, at cost (shares of 3,738 and 3,680 at 2010 and 2009, respectively)	(70,881)	(69,950)
Retained earnings	1,117,789	1,080,250

Total shareholders’ equity	1,201,510	1,175,801

Noncontrolling interests in consolidated subsidiaries	13,417	13,646

Total equity	1,214,927	1,189,447

Total liabilities and equity	$1,764,043	1,710,954

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2010	2009
Total revenues	$415,354	408,933

Cost of services	292,191	284,675
Selling, general and administrative expenses	44,092	46,143

Total operating expenses	336,283	330,818

Operating income	79,071	78,115
Nonoperating expenses	(262)	(1,459)

Income from continuing operations before income taxes and equity in income of equity investments	78,809	76,656
Income taxes	27,883	27,415

Income from continuing operations before equity in income of equity investments	50,926	49,241
Equity in income of equity investments, net of tax	893	1,043

Income from continuing operations, net of tax	51,819	50,284
Loss from discontinued operations, net of tax	—	(3,343)

Net income	51,819	46,941
Net income attributable to noncontrolling interests	(492)	(415)

Net income attributable to TSYS	$51,327	46,526

Basic earnings per share (EPS) (Note 13):
Income from continuing operations to TSYS common shareholders	$0.26	0.26
Loss from discontinued operations to TSYS common shareholders	0.00	(0.02)

Net income attributable to TSYS common shareholders	$0.26	0.24

Diluted EPS:
Income from continuing operations to TSYS common shareholders	$0.26	0.26
Loss from discontinued operations to TSYS common shareholders	0.00	(0.02)

Net income attributable to TSYS common shareholders	$0.26	0.24

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$51,327	49,869
(Loss) income from discontinued operations	—	(3,343)

Net income	$51,327	46,526

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,819	46,941
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain (loss) on foreign currency	(247)	883
Equity in income of equity investments, net of tax	(893)	(1,043)
Depreciation and amortization	38,564	39,850
Amortization of debt issuance costs	38	38
Share-based compensation	2,913	5,297
Excess tax benefit from share-based payment arrangements	(111)	—
Provisions for bad debt expenses and billing adjustments	(658)	(394)
Charges for transaction processing provisions	849	1,537
Deferred income tax benefit	3,665	(2,329)
Loss on disposal of equipment, net	30	7
Changes in operating assets & liabilities:
Accounts receivable	9,874	1,166
Prepaid expenses, other current assets and other long-term assets	2,892	(1,743)
Accounts payable	8,319	(3,779)
Accrued salaries and employee benefits	(32,707)	(25,567)
Other current liabilities and other long-term liabilities	49,188	37,806

Net cash provided by operating activities	133,535	98,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(9,170)	(2,181)
Additions to licensed computer software from vendors	(3,769)	(5,932)
Additions to internally developed computer software	(5,760)	(5,828)
Cash used in acquisitions, net of cash acquired	—	(205)
Additions to contract acquisition costs	(9,914)	(10,992)

Net cash used in investing activities	(28,613)	(25,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	2,809
Dividends paid on common stock	(13,797)	(13,779)
Repurchase of common stock	(1,075)	(329)
Excess tax benefit from share-based payment arrangements	111	—
Principal payments on long-term debt borrowings and capital lease obligations	(3,731)	(3,622)
Proceeds from exercise of stock options	109	—

Net cash used in financing activities	(18,383)	(14,921)

CASH AND CASH EQUIVALENTS:
Effect of exchange rate changes on cash and cash equivalents	(2,007)	(1,084)

Net increase in cash and cash equivalents	84,532	57,527
Cash and cash equivalents at beginning of period	449,955	220,018

Cash and cash equivalents at end of period	$534,487	277,545

Supplemental cash flow information:
Interest paid	$304	998

Income taxes paid, net	$3,682	(467)

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
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results of interim periods are not necessarily indicative of results to be expected for the year.
     Certain reclassifications have been made to the 2009 financial statements to conform to the presentation adopted in 2010.
Note 2 — Fair Value Measurement
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
Level 1 — Quoted prices for identical assets and liabilities in active markets.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs for the asset or liability.
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
     At March 31, 2010, the Company had recorded goodwill in the amount of $166.4 million.
     The fair value of the Company’s long-term debt and obligations under capital leases is not significantly different from its carrying value.
Note 3 — Supplementary Balance Sheet Information
Cash and Cash Equivalents
     The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2010	December 31, 2009
Cash and cash equivalents in domestic accounts	$473,930	403,421
Cash and cash equivalents in foreign accounts	60,557	46,534

Total	$534,487	449,955

     At March 31, 2010 and December 31, 2009, the Company had approximately $534.5 million and $450.0 million, respectively, of cash and cash equivalents of which $36.7 million and $32.2 million was in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2010	December 31, 2009
Prepaid expenses	$26,896	$14,071
Supplies inventory	8,246	10,285
Other	42,873	47,768

Total	$78,015	$72,124

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2010	December 31, 2009
Payments for processing rights, net of accumulated amortization of $157.5 million and $154.7 million at 2010 and 2009, respectively	$54,407	59,085
Conversion costs, net of accumulated amortization of $77.4 million and $75.0 million at 2010 and 2009, respectively	69,075	68,953

Total	$123,482	128,038

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $5.8 million and $8.0 million for the three months ended March 31, 2010 and 2009, respectively.
     Amortization expense related to conversion costs, which is recorded in other operating expenses, was $4.1 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively.

Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2010	December 31, 2009
Deferred revenues	$42,496	31,243
Accrued expenses	32,698	33,274
Client liabilities	30,017	45,824
Accrued income taxes	17,875	252
Dividends payable	13,818	13,828
Transaction processing provisions	4,244	5,483
Client postage deposits	4,231	3,736
Other	21,812	19,676

Total	$167,191	153,316

Note 4 — Long-Term Debt
     Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2009, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, for a discussion regarding long-term debt.
Note 5 — Comprehensive Income
     For the three months ended March 31, comprehensive income is summarized below:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	TSYS	Noncontrolling			Noncontrolling
(in thousands)	Shareholders	Interests	Total	TSYS Shareholders	Interests	Total

Net income	$51,327	492	$51,819	$46,526	415	$46,941
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(12,855)	(721)	(13,576)	(3,777)	(587)	(4,364)
Change in accumulated OCI related to postretirement healthcare plans	37	—	37	21	—	21

Total	$38,509	(229)	$38,280	$42,770	(172)	$42,598

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2009	Amount	Tax Effect	Net-of-Tax Amount	March 31, 2010
Foreign currency translation adjustments	$6,287	($16,762)	3,907	($12,855)	($6,568)
Change in accumulated OCI related to postretirement healthcare plans	(614)	58	(21)	37	(577)

Total	$5,673	($16,704)	3,886	($12,818)	($7,145)

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
Note 6 — Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.

Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended March 31, 2010, share-based compensation was $2.9 million, compared to $5.3 million for the same period in 2009. Included in the $2.9 million amount for 2010 and $5.3 million amount for 2009 is approximately $964,000 and $2.4 million, respectively, related to expensing the fair value of stock options.
Nonvested and Performance Share Awards
     During the first three months of 2010, the Company issued 189,934 shares of TSYS common stock with a market value of $3.0 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
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
     As of March 31, 2010, there was approximately $13.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.3 years.
     During the first three months of 2008, TSYS authorized a total grant of 182,816 shares of nonvested stock to two key executives with a performance schedule (2008 performance shares). These 2008 performance shares have seven one-year performance periods (2008-2014) during each of which the Compensation Committee establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance shares will vest, up to a maximum of 100% of the total grant. Compensation expense for each year’s award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.
     As of March 31, 2010, there was approximately $514,000 of total unrecognized compensation cost related to the 2008 grant of nonvested performance share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2010.
     On March 31, 2010, TSYS authorized a total grant of 279,831 performance shares to certain key executives with a performance based vesting schedule (2010 performance shares). These 2010 performance shares have a 2010-2012 performance period for which the Compensation Committee established two performance goals: revenues before reimbursables and income from continuing operations and, if such goals are attained in 2012, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.
     As of March 31, 2010, there was approximately $4.5 million of total unrecognized compensation cost related to the 2010 performance shares compensation arrangement. That cost is expected to be recognized until the end of 2012.
Stock Option Awards
     During the first three months of 2010, the Company granted 736,389 stock options to key TSYS executive officers. The average fair value of the option grant was $5.33 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $15.66; risk-free interest rate of 3.77%; expected volatility of 30.0%; expected term of 8.6 years; and dividend yield of 1.79%.
     During the first three months of 2009, the Company granted 1,047,949 stock options to key TSYS executive officers. The average fair value of the option grant was $5.31 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $13.11; risk-free interest rate of 3.19%; expected volatility of 42.00%; expected term of 8.6 years; and dividend yield of 2.14%.
     As of March 31, 2010, there was approximately $8.0 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.2 years.

Note 7 — Income Taxes
     TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2006 and with a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2001. There are currently no federal tax examinations in progress. However, a number of tax examinations are in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.
     TSYS’ effective tax rate attributable to continuing operations was 35.3% and 35.6% for the three months ended March 31, 2010 and March 31, 2009, respectively. The decreased rate during the March 31, 2010 period was mostly due to changes in the mix of income.
     TSYS adopted the provisions of ASC 740, “Income Taxes,” previously referred to as FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2010.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.9 million and $0.7 million as of March 31, 2010 and December 31, 2009, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2010 and December 31, 2009 that, if recognized, would affect the effective tax rates are $4.3 million and $4.2 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.8 million and $0.6 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.
Note 8 — Segment Reporting and Major Customers
     The Company reports selected information about operating segments in accordance with ASC 280, “Segment Reporting,” previously referred to as SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s segment information reflects the information that the chief operating decision maker (CODM) now uses to make resource allocations and strategic decisions. The CODM at TSYS consists of the chairman of the board and chief executive officer, the president and the four senior executive vice presidents.
     TSYS provides electronic payment processing and other services to card-issuing and merchant acquiring institutions in the United States and internationally through online accounting and electronic payment processing systems. During the first quarter of 2010, TSYS reorganized its operating segments in a manner that reflects the way the CODM now views the business. The change involved accumulating corporate administration expenses, such as finance, legal, human resources, mergers and acquisitions and investor relations, that existed in all operating segments and categorizing them as Corporate Administration.
     North America Services includes electronic payment processing services and other services provided from within the North America region. International Services includes electronic payment processing and other services provided from outside the North America region. Merchant Services includes electronic processing and other services provided to merchant acquiring institutions.

Operating Segments	Three months ended March 31,		Change
(in thousands)	2010	2009	$	%

Revenues before reimbursable items
North America Services	$215,309	223,782	(8,473)	(3.8)%
International Services	76,281	70,584	5,697	8.1%
Merchant Services	58,663	58,206	457	0.8%
Intersegment revenues	(5,702)	(7,126)	1,424	20.0%

Revenues before reimbursable items from external customers	$344,551	345,446	(895)	(0.3)%

Total revenues
North America Services	$254,228	268,789	(14,561)	(5.4)%
International Services	79,392	73,802	5,590	7.6%

Operating Segments	Three months ended March 31,		Change
(in thousands)	2010	2009	$	%
Merchant Services	89,209	75,499	13,710	18.2%
Intersegment revenues	(7,475)	(9,157)	1,682	18.4%

Revenues from external customers	$415,354	408,933	6,421	1.6%

Depreciation and amortization
North America Services	$20,403	23,230	(2,827)	(12.2)%
International Services	8,783	7,584	1,199	15.8%
Merchant Services	8,585	8,087	498	6.2%
Corporate Administration	793	577	216	37.4%

Total depreciation and amortization	$38,564	39,478	(914)	(2.3)%

Segment operating income
North America Services	$69,788	71,494	(1,706)	(2.4)%
International Services	11,283	9,532	1,751	18.4%
Merchant Services	17,325	15,519	1,806	11.6%
Corporate Administration	(19,325)	(18,430)	(895)	(4.9)%

Operating income	$79,071	78,115	956	1.2%

			Change
	At March 31, 2010	At December 31, 2009	$	%

Total assets
North America Services	$1,582,743	1,535,129	47,614	3.1%
International Services	374,072	379,606	(5,534)	(1.5)%
Merchant Services	217,625	215,855	1,770	0.8%
Intersegment assets	(410,397)	(419,636)	9,239	2.2%

Total assets	$1,764,043	1,710,954	53,089	3.1%

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
     The following geographic data presents revenues based on the domicile of the Company’s customers.

	Three months ended March 31,
(in millions)	2010	2009
United States	$295.4	300.4
Europe*	62.5	57.8
Canada	36.7	30.6
Japan*	12.2	11.1
Mexico	1.7	2.2
Other	6.9	6.8

Total	$415.4	408.9

*	Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.
     The following table reconciles geographic revenues to revenues by reportable segment based on the domicile of the Company’s customers.

	Three months ended March 31,
	North America Services		International Services		Merchant Services
(in millions)	2010	2009	2010	2009	2010	2009
United States	$206.8	225.6	—	—	88.6	74.8
Europe	0.2	0.2	62.2	57.6	0.1	—
Canada	36.5	30.5	—	—	0.2	0.1
Japan	—	—	12.2	11.1	—	—
Mexico	1.7	2.2	—	—	—	—
Other	2.2	2.4	4.5	4.2	0.2	0.2

Total	$247.4	260.9	78.9	72.9	89.1	75.1

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At March 31, 2010	At December 31, 2009
United States	$202.8	203.6
Europe	60.6	60.7
Japan	6.8	6.4
Other	21.2	18.5

Total	$291.4	289.2

Major Customers
     For the three months ended March 31, 2010, the Company had one major customer which accounted for approximately 13.1%, or $54.5 million, of total revenues. For the three months ended March 31, 2009, this major customer accounted for approximately 12.5%, or $51.3 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.
Note 9 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs are summarized as follows:

	Three months ended March 31,
(in thousands)	2010	2009
Conversion costs	$6,846	8,223
Payments for processing rights	3,068	2,769

Total	$9,914	10,992

Nonvested Awards
     During the first three months of 2010 and 2009, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 6 for more information.
Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $14.9 million during 2010 related to storage and other peripheral hardware. The Company acquired equipment and software under capital lease obligations in the amount of $4.3 million during 2009 related to storage and other peripheral hardware.
Note 10 — Legal Proceedings
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
Note 11 — Guarantees and Indemnifications
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
Note 12 — Business Combinations
First National Merchant Solutions
     On March 1, 2010, TSYS signed an Investment Agreement with First National Bank of Omaha of Omaha, Nebraska pursuant to which the parties intended to enter into a joint venture arrangement in connection with the acquisition by TSYS of 51-percent ownership of a newly formed company named First National Merchant Solutions, LLC for approximately $150.5 million. First National Merchant Solutions (“FNMS”) is the name under which First National Bank of Omaha conducts its merchant activities. The sale transaction was consummated on April 1, 2010.
     FNMS had approximately $74 billion in sales volume in 2009, serving 302,000 merchant outlets. This represents about 56,000 merchants and 246,000 processed and settled merchants. With a 57-year history, FNMS provides complete payment processing and fully customizable Visa- and MasterCard-branded prepaid products for businesses of any size. In 2009, its net revenue was $93 million. The company has 475 employees and will remain headquartered in Omaha, Nebraska.
     FNMS will be included in Merchant Services for segment reporting purposes.
Note 13 — Earnings Per Share
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

     The following table illustrates basic and diluted EPS under the guidance of ASC 260:

	Three months ended		Three months ended
	March 31, 2010		March 31, 2009
(in thousands, except	Common	Participating	Common	Participating
per share data)	Stock	Securities	Stock	Securities

Basic earnings per share:
Net income	$51,327		46,526
Less income allocated to nonvested awards	(264)	264	(361)	361

Net income allocated to common stock for EPS calculation (a)	$51,063	264	46,165	361

Average common shares outstanding (b)	196,160	1,016	195,461	1,534

Basic earnings per share (a)/(b)	$0.26	0.26	0.24	0.24

Diluted earnings per share:
Net income	$51,327		46,526
Less income allocated to nonvested awards	(263)	263	(360)	360

Net income allocated to common stock for EPS calculation (c)	$51,064	263	46,166	360

Average common shares outstanding	196,160	1,016	195,461	1,534
Increase due to assumed issuance of shares related to common equivalent shares outstanding (d)	86		67

Diluted earnings per share (c)/(d)	$0.26	0.26	0.24	0.24

     The diluted earnings per share calculation excludes stock options and nonvested awards that are convertible into 7.1 million common shares for the three months ended March 31, 2010 and excludes 6.8 million common shares for the three months ended March 31, 2009 because their inclusion would have been anti-dilutive.
Note 14 — Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
Accounting Standards Update No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)”
     In April 2010, the Task Force issued Accounting Standards Update No. 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force).” The Task Force reached a consensus that an employee share-based payment with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should be considered an equity classified award assuming all other criteria for equity classification are met. ASU 2010-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2010-13 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Note 15 — Subsequent Events
     On April 1, 2010, TSYS consummated its acquisition of 51% of FNMS. Refer to Note 12 for more information regarding the joint venture.
     On April 20, 2010, TSYS announced a new stock repurchase plan to purchase up to 10 million shares of TSYS stock.
     Management performed an evaluation of the Company’s activity through the date these unaudited financial statements were issued, and has concluded that other than as set forth above there are no significant subsequent events requiring disclosure.

TOTAL SYSTEM SERVICES, INC.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview
     Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing payment processing, merchant services and related services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company’s services are provided through three of the Company’s operating segments: North America Services, International Services and Merchant Services. Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services in the United States to clients in the United States, Canada, Mexico and the Caribbean.
     The Company’s International Services segment provides services in England, Japan and Brazil to clients in the United States, Europe, Asia Pacific and Brazil.
     The Company’s Merchant Services segment provides merchant services to financial institutions and other organizations, predominately in the United States.
     For a detailed discussion regarding the Company’s Operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     A summary of the financial highlights for 2010, as compared to 2009, is provided below:

	Three months ended March 31,
(in millions, except per share data and employees)	2010	2009	Percent Change
Total revenues	$415.4	408.9	1.6%
Operating income	79.1	78.1	1.2
Net income attributable to TSYS common shareholders	51.3	46.5	10.3

Cash flows from operating activities	133.5	98.7	35.3
Other:
Accounts on file	323.3	340.4	(5.0)
Total Cardholder transactions	1,739.5	1,728.9	0.6
Full-time equivalent employees (FTE)	7,433	8,068	(7.9)
     Significant highlights for 2010 include:
Corporate
•	Announced a partnership agreement with Serverside Group to launch TSYS Card Shop, a digital card fulfillment and marketing solution that combines ‘on-demand’ manufacturing processes with industry-leading card management and customization capabilities.
North America
•	Signed an agreement with Caterpillar Financial Services Corporation, the financial arm of Caterpillar Inc. Under terms of the agreement, TSYS’ industry leading TS2® platform will be used to process commercial credit accounts.
•	Announced the signing of a new long-term agreement with U.S. Bank to continue to support the bank’s commercial card payment services, as well as become its exclusive partner in providing card processing services for the bank’s Consumer Directed Healthcare benefit cards, issued by its Healthcare Payment Solutions business line.
•	Introduced an innovative payment card that allows consumers to choose how they want to pay through the patent-pending TSYS HybridSM product which combines credit and checking payment functionality on a single card, creating an easy-to-manage payment solution that gives consumers greater financial control.

International
•	Announced the signing of a multi-year payment services agreement with Degussa Bank of Germany to provide a broad range of products and services for its corporate and business clients.
•	Signed an agreement to provide B+S Card Service with back-office merchant acceptance services across Europe.
•	Announced it will provide card and payments services to Cedacri through its fully outsourced processing solution.
•	Announced that SBI Sumishin Net Bank, one of the leading internet-based banks in Japan, selected TSYS to process its payment card portfolio.
Merchant
•	Announced the signing of a joint venture agreement with First National Bank of Omaha (FNBO) to form a new company, First National Merchant Solutions, LLC (FNMS).
•	Announced the signing of an agreement to provide authorization and capture services to Central Payment Co. (CPC), one of the fastest-growing, transaction processing providers in the country.
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
Critical Accounting Policies and Estimates
     There have been no material changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2010. For a detailed discussion regarding the Company’s critical accounting policies and estimates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and for a detailed discussion regarding the Company’s risk factors, see “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under ASC 740, “Income Taxes,” previously referred to as FASB Interpretation No. 48 (FIN 48), at March 31, 2010 is $3.6 million. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, total contractual cash obligations at December 31, 2009 were estimated at $415.0 million. These contractual cash obligations include lease payments and software arrangements.

Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items:

	Three months ended March 31,
			Percent Change
	% of Total Revenues		in Dollar Amounts
	2010	2009	2010 vs. 2009
Total revenues	100.0%	100.0%	1.6%

Cost of services	70.3	69.6	2.6
Selling, general and administrative expenses	10.6	11.3	(4.4)

Total operating expenses	80.9	80.9	1.7

Operating income	19.1	19.1	1.2
Nonoperating expenses	(0.1)	(0.4)	nm

Income from continuing operations before income taxes and equity in income of equity investments	19.0	18.7	2.8
Income taxes	6.7	6.7	1.7

Income from continuing operations before equity in income of equity investments	12.3	12.0	3.4
Equity in income of equity investments	0.2	0.3	(14.4)

Income from continuing operations, net of tax	12.5	12.3	3.1
(Loss) income from discontinued operations, net of tax	0.0	(0.8)	nm

Net income	12.5	11.5	10.4
Net income attributable to the noncontrolling interests	(0.1)	(0.1)	nm

Net income attributable to TSYS	12.4%	11.4%	10.3%

nm = not meaningful
Revenues
     The Company generates revenues by providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for customers through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenues are impacted by currency translation of foreign operations, as well as doing business in the current economic environment.
     Total revenues increased $6.4 million, or 1.6%, during the three months ended March 31, 2010 compared to the same period in 2009. The increase in revenues for the three months ended March 31, 2010 includes an increase of $5.8 million related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the first three months of 2010 were $70.8 million, an increase of $7.3 million or 11.5%, compared to $63.5 million for the same period last year. The increase in reimbursable items was the result of increased in Visa access fees. Excluding reimbursable items, revenues decreased $895,000, or 0.3%, during the three months ended March 31, 2010 compared to the same period in 2009.
Major Customers
     A significant amount of the Company’s revenues is derived from long-term contracts with large clients, including a major customer. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of the Company’s major customer could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
     In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. TSYS provides accounting, settlement, authorization and other services to Bank of America pursuant to a contract that expired in April 2010, which services accounted for approximately 6.0% and 4.2% of TSYS’ total revenues for 2010 and 2009, respectively.

     Bank of America has indicated to TSYS that it is in the process of formulating its plans with respect to changes in its merchant relationship with TSYS, but has not yet communicated to TSYS the timing or extent of the deconversion from TSYS’ systems. TSYS provides a number of additional services to Bank of America, including commercial card processing, small business card processing and card production services.
     Approximately 48% and 31% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for 2010 and 2009, respectively, which are provided at no margin.
     The loss of Bank of America as a merchant services client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows.
     Revenues from the major customer for the periods reported are primarily attributable to the North America Services segment and Merchant Services segment.
Accounts on File (AOF) by Portfolio Type

	At March 31,
	2010		2009
(in millions)	AOF	%	AOF	%	Percent Change

Consumer	182.2	56.3	186.5	54.8	(2.3)
Commercial	44.1	13.6	44.4	13.0	(0.8)
Stored value	40.9	12.7	26.0	7.6	57.2
Government services	26.3	8.1	21.7	6.4	21.2
Retail	24.4	7.6	56.5	16.6	(56.7)
Debit	5.1	1.6	5.2	1.5	(2.9)
Healthcare	0.3	0.1	0.1	0.1	nm

Total	323.3	100.0	340.4	100.0	(5.0)

nm = not meaningful
Activity in AOF

	March 2009 to	March 2008 to
(in millions)	March 2010	March 2009
Beginning balance	340.4	364.9
Internal growth of existing clients	24.4	32.0
New clients	29.1	20.0
Purges/Sales	(43.4)	(35.9)
Deconversions	(27.2)	(40.6)

Ending balance	323.3	340.4

     TSYS’ services are provided through three of its operating segments: North America Services, International Services and Merchant Services.
     A summary of each segment’s results follows:
North America Services
     The North America Services segment provides payment processing and related services to clients based primarily in North America. This segment has three major customers.

     Below is a summary of the North America Services segment:

	Three months ended March 31,
(in millions)	2010	2009	Percent Change
Total revenues	$254.2	268.8	(5.4)%
Operating income	69.8	71.5	(2.4)
Operating margin	27.5%	26.6%
Key indicators:
AOF	283.1	303.2	(6.6)
Transactions	1,458.2	1,481.0	(1.5)
     The decline in total segment revenues for the three months ended March 31, 2010, as compared to the same period in 2009, is the result of a decrease in revenues associated with client portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized.
International Services
     The International Services segment provides payment processing and related services to clients based primarily outside the North America region. This segment has three major customers.
     Below is a summary of the International Services segment:

	Three months ended March 31,
(in millions)	2010	2009	Percent Change
Total revenues	$79.4	73.8	7.6%
Operating income	11.3	9.5	18.4
Operating margin	14.2%	12.9%
Key indicators:
AOF	40.2	37.2	8.1
Transactions	281.3	247.9	13.5
     The increase in total segment revenues for the three months ended March 31, 2010, as compared to the same period in 2009, is the result of $5.9 million positive impact of foreign currency translation.
Merchant Services
     The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. This segment has one major customer.
     Below is a summary of the Merchant Services segment:

	Three months ended March 31,
(in millions)	2010	2009	Percent Change
Total revenues	$89.2	75.5	18.2%
Operating income	17.3	15.5	11.6
Operating margin	19.4%	20.6%
Key indicator:
Point-of-sale transactions	1,320.3	1,226.1	7.7

     The increase in total segment revenues for 2010, as compared to 2009, is the result of $13.3 million increase in reimbursable items related to the increase in Visa access fees and internal growth.
     Merchant Services segment’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. This segment’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
     Refer to the discussion of Bank of America under “Major Customers.”
Operating Expenses
     The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in producing a particular service for sale, including the cost of direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, officers’ salaries, investor relations and mergers and acquisitions.
     For the first three months of 2010, the Company’s cost of services were $292.2 million, an increase of 2.6%, compared to $284.7 million for the same period last year. During the first three months of 2010, TSYS announced plans to reduce its workforce through attrition and job elimination. As part of the workforce reduction, the Company incurred approximately $2.6 million in severance payments.
     For the first three months of 2010, the Company’s selling, general and administrative expenses were $44.1 million, a decrease of $2.1 million, compared to $46.1 million for the same period last year. The decrease was the result of lower expenses associated with share-based compensation.
     As a result of the acquisition of FNMS, TSYS incurred $1.1 million of acquisition related costs.
     Federal legislation was recently enacted which makes extensive changes to the current system of health care insurance and benefits. The Company has reviewed the legislation and determined that it will not have a material impact upon the Company’s financial position, results of operations or cash flows for 2010. The Company is still in the process of reviewing the impact of the legislation on future periods.
Operating Income
     Operating income increased 1.2% for the three months ended March 31, 2010 over the same period in 2009. The Company’s operating profit margin for the three months ended March 31, 2010 was 19.1%, and was also 19.1% for the same period last year.
Nonoperating Income (Expense)
     Interest income for the three months ended March 31, 2010 was $191,000, a decrease of $578,000, compared to $769,000 for the same period in 2009. The decrease in interest income is primarily attributable to the decline in interest rates.
     Interest expense for the three months ended March 31, 2010 was $929,000, a decrease of $181,000 compared to $1.1 million for the same period in 2009. The decrease in interest expense in 2009 compared to 2008 relates to the decline in interest rates.
     For the three months ended March 31, 2010 and 2009, the Company recorded a translation gain of approximately $247,000 and a translation loss of $884,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.
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
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The Company recorded a net translation gain of approximately $247,000 for the three months ended March 31, 2010, related to the translation of foreign-denominated balance sheet accounts, most of which were cash.

     The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2010 was approximately $4.2 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate attributable to continuing operations for the three months ended March 31, 2010 was 35.3%, compared to 35.6% for the same period in 2009. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $893,000 and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.
Loss from Discontinued Operations, net of tax
     Loss from discontinued operations, net of tax, for the three months ended March 31, 2009 was $3.3 million. Final adjustments related to the sale are expected to be included in the financial results for the second quarter of 2010.
Net Income
     Net income for the three months ended March 31, 2010 increased 10.4%, or $4.9 million, to $51.8 million, compared to $46.9 million for the same period in 2009.
     Net income attributable to TSYS common shareholders for the three months ended March 31, 2010 increased 10.3%, or $4.8 million, to $51.3 million, or basic and diluted earnings per share of $0.26, compared to $46.5 million, or basic and diluted earnings per share of $0.24, for the same period in 2009.
Projected Outlook for 2010
     As compared to 2009, TSYS expects its 2010 total revenues to increase by 1% to 3%, revenues before reimbursable items to increase by 1% to 3%, income from continuing operations to decline by 14%-12%, and EPS from continuing operations to decline by 14% — 12% based on the following assumptions: (1) there will be no significant movements in LIBOR and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) anticipated levels in employment, technology and other expenses, which are included in 2010 estimates, will be accomplished; (3) there will be no significant movement in foreign currency exchange rates related to TSYS’ business during 2010; (4) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; (5) there will be no deconversions of large clients during the year other than as previously announced; and (6) the economy will not worsen during 2010.
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

Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2010	2009
Net income	$51,819	46,941
Depreciation and amortization	38,564	39,850
Other noncash items and charges, net	5,586	3,996
Net change in current and other assets and current and other liabilities	37,566	7,883

Net cash provided by operating activities	$133,535	98,670

     TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2010 in net cash provided by operating activities was primarily the result of the net change in current and other assets and current and other liabilities.
     Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at March 31, 2010, as compared to December 31, 2009, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2010	2009
Purchases of property and equipment, net	$(9,170)	(2,181)
Additions to licensed computer software from vendors	(3,769)	(5,932)
Additions to internally developed computer software	(5,760)	(5,828)
Cash used in acquisitions, net of cash acquired	—	(205)
Additions to contract acquisition costs	(9,914)	(10,992)

Net cash used in investing activities	$(28,613)	(25,138)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, and business acquisitions. The major uses of cash for investing activities in 2010 was for additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software. The major uses of cash for investing activities in 2009 was for additions of equipment and contract acquisition costs.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $9.9 million for the three months ended March 31, 2010 compared to $11.0 million for the three months ended March 31, 2009.
     The Company had cash payments for processing rights of approximately $3.1 million during the three months ended March 31, 2010 compared to $2.8 million for the same three months last year.
     Conversion cost additions were $6.8 million and $8.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase in the amount of conversion cost additions for 2010, as compared to 2009, is the result of the timing of conversion activity in 2010 versus 2009.
Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2010	2009
Dividends paid on common stock	$(13,797)	(13,779)
Proceeds from borrowings of long-term debt	—	2,809
Repurchase of common stock	(1,075)	(329)
Principal payments on long-term debt borrowings and capital lease obligations	(3,731)	(3,622)
Other	220	--

Net cash used in financing activities	$(18,383)	(14,921)

     The major use of cash from financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. The major use of cash from financing activities in 2010 was for the payment of dividends. The major uses of cash from financing activities in 2009 was for the payment of dividends and the repurchase of common stock.
Borrowings
     For a detailed discussion regarding the Company’s borrowings, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and for a detailed discussion regarding the Company’s long-term debt, see “Note 13 Long-term Debt and Capital Lease Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     With the completion of the spin-off, the TSYS Board of Directors extended to April 2010 TSYS’ current share repurchase program that was set to expire in April 2008 and increased the number of shares that may be repurchased under the plan from 2 million to 10 million. The plan expired on April 19, 2010.
     On April 20, 2010, TSYS announced a new stock repurchase plan to purchase up to 10 million shares of TSYS stock. This equates to approximately $162 million of TSYS stock based on current market prices. The shares may be purchased from time to time over the next two years at prices considered attractive to the Company.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended March 31, 2010 compared to $13.8 million paid during the three months ended March 31, 2009.
Significant Noncash Transactions
     Refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about supplementary cash flow information.
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.8:1. At March 31, 2010, TSYS had working capital of $643.0 million compared to $590.1 million at December 31, 2009.
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
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
     Accounting Standards Update No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)”
     In April 2010, the Task Force issued Accounting Standards Update No. 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force).” The Task Force reached a consensus that an employee share-based payment with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should be considered an equity classified award assuming all other criteria for equity classification are met. ASU 2010-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2010-13 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse affect on TSYS; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ earnings guidance for 2010 total revenues, revenues before reimbursable items, income from continuing operations and EPS from continuing operations; (iv)TSYS’ belief with respect to lawsuits, claims and other complaints; (v) the expected financial impact of recent accounting pronouncements; and (vi) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements, including, with respect to TSYS’ earnings guidance for 2010: (a) the economy will not worsen during 2010; (b) there will be no deconversions of large clients during the year other than as previously announced; (c) there will be no significant movement in foreign currency exchange rates related to TSYS’ business during 2010; (d) the anticipated levels in employment, technology and other expenses, which are included in 2010 estimates, will be accomplished; (e) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; and (f) there will be no significant movements in LIBOR, and no significant draws on the remaining balance of TSYS’ revolving credit facility. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
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
•	movements in LIBOR are greater than expected and draws on the revolving credit facility are greater than expected;

•	TSYS incurs expenses associated with the signing of a significant client;

•	internal growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise;

•	TSYS does not convert and deconvert clients’ portfolios as scheduled;

•	adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	continued consolidation and turmoil in the financial services and other industries during 2010, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and the nationalization or seizure by banking regulators of TSYS clients;

•	TSYS is unable to control expenses and increase market share, both domestically and internationally;

•	adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism;

•	TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending;

•	the impact of potential and completed acquisitions, including the costs associated therewith and their being more difficult to integrate than anticipated;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce;

•	changes occur in laws, regulations, credit card associations rules or other industry standards affecting TSYS’ business which require significant product redevelopment efforts or reduce the market for or value of our products;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	the material breach of security of any of our systems;

•	overall market conditions;

•	the loss of a major supplier;

•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;

•	other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.
     These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
     The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. dollar. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income, net.” The following represents the amount of other comprehensive loss:

	Three months ended March 31,
(in millions)	2010	2009
Other comprehensive loss	$(12.9)	(3.8)
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at March 31, 2010:

(in millions)	March 31, 2010
Europe	$170.1
China	68.5
Japan	10.1
Mexico	7.7
Canada	1.3
Other	29.2
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a translation gain of approximately $247,000 for the three months ended March 31, 2010 relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2010 was approximately $4.2 million, the majority of which was denominated in Euros.
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
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at March 31, 2010 was $4.2 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $4.2 million at March 31, 2010.

			Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$42	210	419	(42)	(210)	(419)

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

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2010, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.
     Other than as set forth below, no change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     During the first quarter of 2010, TSYS implemented a new corporate-wide financial consolidation and reporting system. The new system is expected to materially impact internal controls over financial reporting by providing more timely financial reporting and consolidation information, reducing manual processes and providing a flexible architecture to reduce data entry.

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 1A — Risk Factors
     In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended March 31, 2010:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased
(in thousands, except per share data)	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs	or Programs
January 2010	25	(1)	$16.59	3,072	6,928
February 2010	39	(1)	14.55	3,072	6,928
March 2010	—		—	3,072	6,928

Total	64	(1)	$15.35

(1)	Consists of delivery of shares to TSYS on vesting of restricted shares to pay taxes.
Item 6 — Exhibits
     a) Exhibits

Exhibit
Number	Description
10.1	Investment Agreement (excluding exhibits and schedules) dated March 1, 2010 by and between First National Bank of Omaha and Total System Services, Inc.

10.2	Assignment of Investment Agreement dated April 1, 2010 between Total System Services, Inc. and Columbus Depot Equipment Company, a wholly owned subsidiary of Total System Services, Inc.

10.3	Amended and Restated Limited Liability Company Agreement of FNMS Holding, LLC (excluding exhibits and schedules) dated April 1, 2010 by and between Columbus Depot Equipment Company, First National Bank of Omaha, FN Merchant Partners, Inc. and FNMS Holding, LLC.

10.4	Form of Stock Option Agreement for 2010 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan.

10.5	Form of Performance Share Agreement for 2010 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan.

10.6	Form of Performance-Based Special Stock Option Agreement for performance-based stock option awards under the Total System Services, Inc. 2008 Omnibus Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TSYS will furnish supplementally a copy of any omitted schedule to the Commission upon request.

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
Date: May 7, 2010	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: May 7, 2010	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.
Exhibit Index

Exhibit
Number	Description
10.1	Investment Agreement (excluding exhibits and schedules) dated March 1, 2010 by and between First National Bank of Omaha and Total System Services, Inc.

10.2	Assignment of Investment Agreement dated April 1, 2010 between Total System Services, Inc. and Columbus Depot Equipment Company, a wholly owned subsidiary of Total System Services, Inc.

10.3	Amended and Restated Limited Liability Company Agreement of FNMS Holding, LLC (excluding exhibits and schedules) dated April 1, 2010 by and between Columbus Depot Equipment Company, First National Bank of Omaha, FN Merchant Partners, Inc. and FNMS Holding, LLC.

10.4	Form of Stock Option Agreement for 2010 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan.

10.5	Form of Performance Share Agreement for 2010 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan.

10.6	Form of Performance-Based Special Stock Option Agreement for performance-based stock option awards under the Total System Services, Inc. 2008 Omnibus Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002