Form 10-Q
period 2010-06-30
TOTAL SYSTEM SERVICES INC
filed 2010-08-09
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: August 9, 2010
Common Stock, $0.10 par value	197,412,493 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

Page
Number
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited) — June 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Income (unaudited) — Three and six months ended June 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows (unaudited) — Six months ended June 30, 2010 and 2009	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	33
Part II. Other Information
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34
Signatures	35
Exhibit Index	36
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$387,993	449,955
Restricted cash	8,199	46,190
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $5.1 million and $6.8 million at 2010 and 2009, respectively	231,598	231,325
Deferred income tax assets	7,692	11,302
Prepaid expenses and other current assets	102,921	72,124

Total current assets	738,403	810,896
Property and equipment, net of accumulated depreciation and amortization of $297.7 million and $309.1 million at 2010 and 2009, respectively	293,046	289,198
Computer software, net of accumulated amortization of $467.4 million and $482.9 million at 2010 and 2009, respectively	215,643	197,134
Contract acquisition costs, net of accumulated amortization of $243.0 million and $229.7 million at 2010 and 2009, respectively	125,495	128,038
Goodwill	317,755	168,121
Equity investments	75,751	75,495
Other intangible assets, net of accumulated amortization of $20.6 million and $16.7 million at 2010 and 2009, respectively	92,735	14,132
Other assets	37,036	27,940

Total assets	$1,895,864	1,710,954

Liabilities
Current liabilities:
Current portion of long-term debt	$5,319	6,988
Current portion of obligations under capital leases	10,024	6,289
Accrued salaries and employee benefits	16,601	32,457
Accounts payable	48,300	21,729
Other current liabilities	128,411	153,316

Total current liabilities	208,655	220,779
Long-term debt, excluding current portion	191,097	192,367
Deferred income tax liabilities	51,145	47,162
Obligations under capital leases, excluding current portion	33,807	12,756
Other long-term liabilities	44,811	48,443

Total liabilities	529,515	521,507

Redeemable noncontrolling interest in consolidated subsidiary	113,347	—

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 201,331 and 200,860 issued at 2010 and 2009, respectively; 197,337 and 197,180 outstanding at 2010 and 2009, respectively	20,130	20,086
Additional paid-in capital	146,553	139,742
Accumulated other comprehensive income (loss), net	(11,044)	5,673
Treasury stock, at cost (shares of 3,717 and 3,680 at 2010 and 2009, respectively)	(70,519)	(69,950)
Retained earnings	1,153,670	1,080,250

Total shareholders’ equity	1,238,790	1,175,801

Noncontrolling interests in consolidated subsidiaries	14,212	13,646

Total equity	1,253,002	1,189,447

Total liabilities and equity	$1,895,864	1,710,954

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Total revenues	$433,746	411,993	849,100	820,927

Cost of services	298,485	280,111	590,677	564,787
Selling, general and administrative expenses	55,963	49,103	100,054	95,246

Total operating expenses	354,448	329,214	690,731	660,033

Operating income	79,298	82,779	158,369	160,894
Nonoperating expenses	(1,172)	(2,278)	(1,433)	(3,737)

Income from continuing operations before income taxes and equity in income of equity investments	78,126	80,501	156,936	157,157
Income taxes	28,099	29,229	55,982	56,644

Income from continuing operations before equity in income of equity investments	50,027	51,272	100,954	100,513
Equity in income of equity investments, net of tax	2,366	1,626	3,259	2,669

Income from continuing operations, net of tax	52,393	52,898	104,213	103,182
Income (loss) from discontinued operations, net of tax	84	1,120	84	(2,223)

Net income	52,477	54,018	104,297	100,959
Net income attributable to noncontrolling interests	(2,773)	(571)	(3,267)	(986)

Net income attributable to TSYS	$49,704	53,447	101,030	99,973

Basic earnings per share (EPS) (Note 15)*:
Income from continuing operations to TSYS common shareholders	$0.25	0.27	0.51	0.52
Loss from discontinued operations to TSYS common shareholders	0.00	0.01	0.00	(0.01)

Net income attributable to TSYS common shareholders	$0.25	0.27	0.51	0.51

Diluted EPS*:
Income from continuing operations to TSYS common shareholders	$0.25	0.27	0.51	0.52
Loss from discontinued operations to TSYS common shareholders	0.00	0.01	0.00	(0.01)

Net income attributable to TSYS common shareholders	$0.25	0.27	0.51	0.51

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$49,620	52,327	100,946	102,196
(Loss) income from discontinued operations	84	1,120	84	(2,223)

Net income	$49,704	53,447	101,030	99,973

*	Note: Basic and diluted EPS amounts for continuing operations and net income do not total due to rounding.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,297	100,959
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on foreign currency	136	3,953
Equity in income of equity investments, net of tax	(3,259)	(2,669)
Dividends received from equity investments	2,698	4,718
Depreciation and amortization	78,966	77,967
Amortization of debt issuance costs	77	77
Share-based compensation	7,956	9,237
Excess tax benefit from share-based payment arrangements	(111)	(6)
Provisions for (recoveries of) bad debt expenses and billing adjustments	(366)	646
Charges for transaction processing provisions	2,109	4,014
Deferred income tax expense (benefit)	7,754	(6,502)
Loss on disposal of equipment, net	11	9
Gain on disposal of subsidiary	(131)	—
Changes in operating assets & liabilities:
Accounts receivable	(2,698)	22,198
Prepaid expenses, other current assets and other long-term assets	(25,383)	18,830
Accounts payable	27,276	(7,376)
Accrued salaries and employee benefits	(14,031)	(20,218)
Other current liabilities and other long-term liabilities	10,407	13,258

Net cash provided by operating activities	195,708	219,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(17,189)	(13,784)
Additions to licensed computer software from vendors	(20,812)	(12,709)
Additions to internally developed computer software	(9,406)	(12,918)
Cash used in acquisitions, net of cash acquired	(148,531)	(293)
Additions to contract acquisition costs	(19,888)	(17,105)

Net cash used in investing activities	(215,826)	(56,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	5,334
Dividends paid on common stock	(27,605)	(27,595)
Repurchase of common stock	(1,075)	(329)
Subsidiary dividends paid to noncontrolling shareholders	(250)	(235)
Excess tax benefit from share-based payment arrangements	111	6
Principal payments on long-term debt borrowings and capital lease obligations	(7,858)	(9,786)
Proceeds from exercise of stock options	378	2

Net cash used in financing activities	(36,299)	(32,603)

CASH AND CASH EQUIVALENTS:
Effect of exchange rate changes on cash and cash equivalents	(5,545)	(3,422)

Net increase (decrease) in cash and cash equivalents	(61,962)	126,261
Cash and cash equivalents at beginning of period	449,955	220,019

Cash and cash equivalents at end of period	$387,993	346,280

Supplemental cash flow information:
Interest paid	$1,391	1,753

Income taxes paid, net	$72,192	(35,511)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Total System Services, Inc.® (TSYS® or the Company) include the accounts of TSYS and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Note 2 — Discontinued Operations
     The Company sold TSYS Debt Management, Inc. (TDM) on August 31, 2009. Final adjustments related to the sale are included in 2010 results. The decision to sell the TDM business was the result of management’s decision to divest non-strategic businesses and focus resources on core products and services. TDM was part of the North America Services segment.
     In accordance with the provisions of Accounting Standards Codification (ASC) 205, “Presentation of Financial Statements,” the Company determined that the TDM business became a discontinued operation in the first quarter of 2009.
     The following table presents the summarized results of discontinued operations for the three and six months ended June 30, 2010, as compared to 2009:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Revenues before reimbursable items	$—	7.6	—	15.0
Total revenues	—	60.7	—	127.5
Operating (loss) income	—	1.8	—	(3.5)
Income taxes	—	0.7	—	(1.2)

Income (loss) from discontinued operations, net of tax	$0.1	1.1	0.1	(2.2)
     The Unaudited Condensed Consolidated Statements of Cash Flows included TDM through the date of disposition.
Note 3 — Fair Value Measurement
     ASC 820, “Fair Value Measurements and Disclosure,” previously referred to as Statements of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant level of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:
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
     In February 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance under ASC 825, “Financial Instruments,” previously referred to as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” ASC 825 permits the Company to choose to measure many financial instruments and certain other items at fair value. Upon adoption of the guidance on January 1, 2008, TSYS did not elect the fair value option for any financial instrument it did not currently report at fair value.
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
     At June 30, 2010, the Company had recorded goodwill in the amount of $317.8 million. The Company performed its annual impairment of its unamortized goodwill balance as of May 31, 2010, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds the carrying value.
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
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2010	December 31, 2009
Cash and cash equivalents in domestic accounts	$326,740	403,421
Cash and cash equivalents in foreign accounts	61,253	46,534

Total	$387,993	449,955

     At June 30, 2010 and December 31, 2009, the Company had approximately $388.0 million and $450.0 million, respectively, of cash and cash equivalents of which $33.2 million and $32.2 million was in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates.

Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2010	December 31, 2009
Prepaid expenses	$21,618	14,071
Supplies inventory	7,975	10,285
Other	73,328	47,768

Total	$102,921	72,124

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2010	December 31, 2009
Conversion costs, net of accumulated amortization of $80.6 million and $75.0 million at 2010 and 2009, respectively	$74,717	68,953
Payments for processing rights, net of accumulated amortization of $161.4 million and $154.7 million at 2010 and 2009, respectively	50,778	59,085

Total	$125,495	128,038

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $4.6 million and $5.6 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, amortization related to payments for processing rights was $10.4 million and $13.7 million, respectively.
     Amortization expense related to conversion costs, which is recorded in cost of services, was $3.8 million and $4.2 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, amortization related to conversion costs was $7.9 million and $8.2 million, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2010	December 31, 2009
Accrued expenses	$43,800	33,274
Deferred revenues	32,044	31,243
Dividends payable	13,834	13,828
Client liabilities	7,628	45,824
Transaction processing provisions	4,720	5,483
Client postage deposits	3,459	3,736
Accrued income taxes	2,063	252
Other	20,863	19,676

Total	$128,411	153,316

Note 5 — Long-Term Debt
     Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2009, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, for a discussion regarding long-term debt.
Note 6 — Equity and Noncontrolling Interests
     Below is a summary of the changes in the equity and redeemable noncontrolling interests for the six months ended June 30, 2010:

		TSYS Shareholders
					Accumulated
	Redeemable				Other
	Non-			Additional	Comprehensive			Non-
	controlling	Common Stock		paid-in	Income (Loss)	Treasury	Retained	controlling	Total
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	(OCI)	Stock	Earnings	Interests	Equity

Balance, December 31, 2009	$—	200,860	$20,086	139,742	5,673	(69,950)	1,080,250	13,646	$1,189,447
Fair value of put option associated with acquisition of FNMS	111,000
Comprehensive income:
Net income	2,347						101,030	920	101,950
Other comprehensive income, net of tax:
Foreign currency translation					(16,350)			(104)	(16,454)
Change in accumulated OCI related to postretirement healthcare plans					(367)			—	(367)

Other comprehensive income					(16,717)			(104)	(16,821)

Comprehensive income									85,129

Common stock issued from treasury shares for exercise of stock options				(129)		506			377
Common stock issued for nonvested awards		471	44	(44)					—
Share-based compensation				7,883					7,883
Cash dividends and dividend equivalents declared ($0.14 per share)							(27,610)		(27,610)
Purchase of treasury shares						(1,075)			(1,075)
Subsidiary dividends paid to noncontrolling interests								(250)	(250)
Tax shortfalls associated with share-based payment arrangements				(899)					(899)

Balance, June 30, 2010	$113,347	201,331	$20,130	146,553	(11,044)	(70,519)	1,153,670	14,212	$1,253,002

Note 7 — Comprehensive Income
     For the three months ended June 30, comprehensive income is summarized below:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$49,704	2,773	$52,477	$53,447	571	$54,018
OCI, net of tax:
Foreign currency translation adjustments	(3,494)	(1,978)	(5,472)	18,398	245	18,643
Change in accumulated OCI related to postretirement healthcare plans	(404)	—	(404)	46	—	46

Total	$45,806	795	$46,601	$71,891	816	$72,707

     For the six months ended June 30, comprehensive income is summarized below:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$101,030	3,267	$104,297	$99,973	986	$100,959
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(16,350)	(104)	(16,454)	14,622	(342)	14,280
Change in accumulated OCI related to postretirement healthcare plans	(367)	—	(367)	67	—	67

Total	$84,313	3,163	$87,476	$114,662	644	$115,306

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2009	Amount	Tax Effect	Net-of-Tax Amount	June 30, 2010
Foreign currency translation adjustments	$6,287	$(19,256)	2,905	$(16,351)	$(10,064)
Change in accumulated OCI related to postretirement healthcare plans	(614)	(569)	203	(366)	(980)

Total	$5,673	$(19,825)	3,108	$(16,717)	$(11,044)

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
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended June 30, 2010, share-based compensation was $5.0 million, compared to $4.0 million for the same period in 2009. Included in the $5.0 million amount for 2010 and $4.0 million amount for 2009 is approximately $2.6 million and $1.0 million, respectively, related to expensing the fair value of stock options. For the six months ended June 30, 2010, share-based compensation was $8.0 million, compared to $9.2 million for the same period in 2009. Included in the $8.0 million amount for 2010 and $9.2 million amount for 2009 is approximately $3.5 million and $3.4 million, respectively, related to expensing the fair value of stock options.
Nonvested and Performance Share Awards
     During the first six months of 2010, the Company issued 189,934 shares of TSYS common stock with a market value of $3.0 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
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
     As of June 30, 2010, there was approximately $11.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.08 years.

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
     As of June 30, 2010, there was approximately $342,000 of total unrecognized compensation cost related to the 2008 grant of nonvested performance share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2010.
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
     As of June 30, 2010, there was approximately $3.9 million of total unrecognized compensation cost related to the 2010 performance shares compensation arrangement. That cost is expected to be recognized until the end of 2012.
Stock Option Awards
     On April 30, 2010, the Company granted 1.4 million stock options to key TSYS executive officers that are performance- and/or market conditions-based. The options will vest if basic EPS in 2012 is at least $1.115, or the stock price of TSYS common stock on April 30, 2013 is at least 1.25 times the grant date price. Given the market conditions component, TSYS evaluated the impact using the Monte Carlo simulation to value these awards and ultimately determined that the impact was minimal. The average fair value of the option grants was $3.48 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $16.19; risk-free interest rate of 2.07%; expected volatility of 30.0%; expected term of 4.0 years; and dividend yield of 1.79%.
     During the first six months of 2010, the Company also granted 736,389 stock options to key TSYS executive officers. The average fair value of the option grant was $5.33 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $15.66; risk-free interest rate of 3.77%; expected volatility of 30.0%; expected term of 8.6 years; and dividend yield of 1.79%. The grant will vest over a period of 3 years.
     During the first six months of 2009, the Company granted 1,047,949 million stock options to key TSYS executive officers. The average fair value of the option grant was $5.31 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $13.11; risk-free interest rate of 3.19%; expected volatility of 42.00%; expected term of 8.6 years; and dividend yield of 2.14%. The grant will vest over a period of 3 years.
     As of June 30, 2010, there was approximately $10.7 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.16 years.
Note 9 — Income Taxes
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
     TSYS’ effective tax rate attributable to continuing operations was 36.2% and 35.9% for the three months ended June 30, 2010 and June 30, 2009, respectively. TSYS’ effective tax rate attributable to continuing operations was 35.7% and 35.8% for the six months ended June 30, 2010 and June 30, 2009, respectively. The decreased rate during the June 30, 2010 period was mostly due to changes in the jurisdictional sources of income.

     TSYS adopted the provisions of ASC 740, “Income Taxes,” previously referred to as Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change significantly during the six months ended June 30, 2010.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.1 million and $0.7 million as of June 30, 2010 and December 31, 2009, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2010 and December 31, 2009 that, if recognized, would affect the effective tax rates are $4.5 million and $4.2 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.9 million and $0.6 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.
Note 10 — Segment Reporting and Major Customers
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
Operating Segments

	Three months ended June 30,				Six months ended June 30,
			Change				Change
(in thousands)	2010	2009	$	%	2010	2009	$	%

Revenues before reimbursable items
North America Services	$202,061	222,950	(20,889)	(9.4)	$417,371	446,732	(29,361)	(6.6)
International Services	74,769	73,283	1,486	2.0	151,050	143,867	7,183	5.0
Merchant Services	94,748	62,153	32,595	52.4	153,411	120,359	33,052	27.5
Intersegment revenues	(5,980)	(7,664)	1,684	(22.0)	(11,682)	(14,791)	3,109	(21.0)

Revenues before reimbursable items from external customers	$365,598	350,722	14,876	4.2	$710,150	696,167	13,983	2.0

Total revenues
North America Services	$236,810	264,984	(28,174)	(10.6)	$491,038	533,773	(42,735)	(8.0)
International Services	77,987	76,433	1,554	2.0	157,379	150,234	7,145	4.8
Merchant Services	126,765	80,338	46,427	57.8	215,974	155,836	60,138	38.6
Intersegment revenues	(7,816)	(9,762)	1,946	(19.9)	(15,291)	(18,916)	3,625	(19.2)

Revenues from external customers	$433,746	411,993	21,753	5.3	$849,100	820,927	28,173	3.4

Depreciation and amortization
North America Services	$18,891	20,799	(1,908)	(9.2)	$39,294	44,029	(4,735)	(10.8)
International Services	8,597	8,424	173	2.1	17,192	15,849	1,343	8.5
Merchant Services	12,302	8,149	4,153	51.0	20,888	16,235	4,653	28.7
Corporate Administration	612	922	(310)	(33.6)	1,592	1,658	(66)	(4.0)

Total depreciation and amortization	$40,402	38,294	2,108	5.5	$78,966	77,771	1,195	1.5

Operating Segments

	Three months ended June 30,				Six months ended June 30,
			Change				Change
(in thousands)	2010	2009	$	%	2010	2009	$	%

Segment operating income
North America Services	$66,218	70,558	(4,340)	(6.2)	$136,006	142,052	(6,046)	(4.3)
International Services	11,673	12,836	(1,163)	(9.1)	22,956	22,367	589	2.6
Merchant Services	22,928	16,690	6,238	37.4	40,253	32,209	8,044	25.0
Corporate Administration	(21,521)	(17,305)	(4,216)	24.4	(40,846)	(35,734)	(5,112)	14.3

Operating income	$79,298	82,779	(3,481)	(4.2)	$158,369	160,894	(2,525)	(1.6)

			Change
	At June 30, 2010	At December 31, 2009	$	%

Total assets
North America Services	$1,589,005	1,535,129	53,876	3.5
International Services	380,211	379,606	605	0.2
Merchant Services	504,426	215,855	288,571	133.7
Intersegment assets	(577,778)	(419,636)	(158,142)	37.7

Total assets	$1,895,864	1,710,954	184,910	10.8

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
     The following geographic data presents revenues based on the domicile of the Company’s customers.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
United States	$314.4	297.4	609.8	597.9
Europe*	57.9	60.7	120.4	118.5
Canada	37.7	33.5	74.4	64.1
Japan*	14.9	11.1	27.1	22.2
Mexico	1.7	2.0	3.5	4.2
Other	7.1	7.3	13.9	14.0

Total	$433.7	412.0	849.1	820.9

*	Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.
     The following table reconciles geographic revenues to revenues by operating segment based on the domicile of the Company’s customers.

	Three months ended June 30,
	North America Services		International Services		Merchant Services
(in millions)	2010	2009	2010	2009	2010	2009
United States	$189.2	217.7	0.4	—	124.8	79.7
Europe	0.2	0.2	57.7	60.5	—	—
Canada	37.6	33.4	—	—	0.1	0.1
Japan	—	—	14.9	11.1	—	—
Mexico	1.7	2.0	—	—	—	—
Other	2.3	2.9	4.4	4.2	0.4	0.2

Total	$231.0	256.2	77.4	75.8	125.3	80.0

	Six months ended June 30,
	North America Services		International Services		Merchant Services
(in millions)	2010	2009	2010	2009	2010	2009
United States	$396.0	443.4	0.4	—	213.4	154.5
Europe	0.4	0.4	120.0	118.1	—	—
Canada	74.1	63.9	—	—	0.3	0.2
Japan	—	—	27.1	22.2	—	—

	Six months ended June 30,
	North America Services		International Services		Merchant Services
(in millions)	2010	2009	2010	2009	2010	2009
Mexico	3.5	4.2	—	—	—	—
Other	4.5	5.1	8.8	8.5	0.6	0.4

Total	$478.5	517.0	156.3	148.8	214.3	155.1

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At June 30, 2010	At December 31, 2009
United States	$205.7	203.6
Europe	57.3	60.7
Japan	7.3	6.4
Other	22.7	18.5

Total	$293.0	289.2

Major Customers
     For the three months ended June 30, 2010, the Company had one major customer which accounted for approximately 13%, or $56.6 million, of total revenues. For the three months ended June 30, 2009, this major customer accounted for approximately 12.6%, or $51.7 million, of total revenues. For the six months ended June 30, 2010, the Company had one major customer which accounted for approximately 13%, or $111.3 million, of total revenues. For the six months ended June 30, 2009, this major customer accounted for approximately 12.8%, or $104.9 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.
Note 11 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs are summarized as follows:

	Six months ended June 30,
(in thousands)	2010	2009
Conversion costs	$15,988	14,394
Payments for processing rights	3,900	2,711

Total	$19,888	17,105

Nonvested Awards
     During the first six months of 2010 and 2009, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 8 for more information.
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
Note 12 — Legal Proceedings
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
Note 13 — Guarantees and Indemnifications
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
Note 14 — Business Combinations
First National Merchant Solutions
     On March 1, 2010, TSYS announced the signing of an Investment Agreement with First National Bank of Omaha (FNBO) to form a new joint venture company, First National Merchant Solutions, LLC (FNMS).
     FNMS offers transaction processing, merchant support and underwriting, and business and value-added services, as well as Visa®- and MasterCard®-branded prepaid cards for businesses of any size.
     Under the terms of the Investment Agreement, TSYS acquired 51 percent ownership of FNMS Holding, LLC (“FNMS Holding”), which owns 100 percent of FNMS, for approximately $150.5 million, while FNBO owns the remaining 49 percent. The transaction closed on April 1, 2010. Unless otherwise specified in this filing, references to FNMS shall include both FNMS and FNMS Holding, collectively.
     The goodwill amount of $151.8 million arising from the acquisition consists largely of synergies and economies of scale expected to be realized from combining the operations of TSYS and FNMS. FNMS is included within the Merchant Services segment, and as such, all of the goodwill was assigned to such. The goodwill recognized is expected to be deductible for income tax purposes.
     The following table summarizes the consideration paid for FNMS and the amounts of the assets acquired and liabilities assumed recognized on April 1, 2010 (the acquisition date), as well as the fair value at the acquisition date of the noncontrolling interest in FNMS. TSYS assumed no liabilities in connection with the acquisition.

(in thousands)

Consideration :
Cash	$150,450
Equity instruments	—
Contingent consideration arrangement	—

Fair value of total consideration transferred	150,450
Fair value of TSYS’ equity interest in FNMS held before the business combination	—

$150,450

Acquisition-related costs (included in selling, general, and administrative expenses in TSYS’ income statement for the six months ended June 30, 2010)	$3,621

Preliminary recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,919
Property and equipment	2,101
Identifiable intangible assets	104,400
Other assets	1,204
Financial liabilities	—
Liability arising from a contingency	—

Total identifiable net assets	$109,624
Noncontrolling interest in FNMS	(111,000)
Goodwill	151,826

$150,450

     The Investment Agreement includes a contingent right of TSYS to receive a return of consideration paid (“contingently returnable consideration”) if certain specified major customer contracts are terminated or modified prior to the first anniversary of the closing. Contingently returnable consideration is recognized as an asset and measured at fair value. Based upon the probability of outcomes, TSYS has determined the fair value of the contingently returnable consideration would approximate zero. The maximum amount of contingently returnable consideration is not significant.

     The fair value of the acquired identifiable intangible assets of $104.4 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. At the time of the acquisition, TSYS had identified certain intangible assets that are expected to generate future earnings for the Company: customer-related intangible assets (such as customer lists), contract-based intangible assets (such as referral agreements), technology, and trademarks. The useful lives of the identified intangible assets were primarily determined by forecasted cash flows, which include estimates for certain assumptions such as revenues, expenses, attrition rates, and royalty rates. The useful lives of these identified assets ranged from 3 to 10 years and are being amortized on a straight-line basis.
     This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. Key assumptions include (a) cash flow projections based on market participant and internal data, (b) a discount rate range of 4 percent to 14 percent, (c) a royalty rate range of 1.5 percent to 7 percent, (d) an attrition rate range of 10 percent to 30 percent, and (e) an effective tax rate of approximately 36 percent.
     The fair value of the noncontrolling interest in FNMS, owned by a private company, was estimated by applying the income and market approaches. In particular, a discounted cash flow method, a guideline companies method, and a recent equity transaction were employed. This fair value measurement is based on significant inputs that are both observable (Level 2) and non-observable (Level 3) in the market as defined in ASC 820. Key assumptions include (a) cash flow projections based on market participant data and developed by Company management, (b) a discount rate range of 12 percent to 14 percent, (c) a terminal value based on long-term sustainable growth rates ranging between 3 percent and 5 percent, (d) an effective tax rate of approximately 36 percent, (e) financial multiples of companies deemed to be similar to FNMS, and (f) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in FNMS
     The amounts of FNMS’ revenue and earnings included in TSYS’ consolidated income statement for the three months and six months ended June 30, 2010, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are:

(in thousands)	Revenue	Net Income

Quarter

Actual from 4/1/2010-6/30/2010	$433,746	$49,704
Actual from 4/1/2009-6/30/2009	$411,993	$53,447
Supplemental pro forma for 4/1/2009-6/30/2009	$438,070	$54,501

Year-to-Date

Actual from 1/1/2010-6/30/2010	$849,100	$101,030
Actual from 1/1/2009-6/30/2009	$820,927	$99,973
Supplemental pro forma for 1/1/2010-6/30/2010	$876,767	$104,736
Supplemental pro forma for 1/1/2009-6/30/2009	$872,793	$102,254
Note 15 – Earnings Per Share
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

     The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the three months ended June 30, 2010 and 2009:

	Three months ended		Three months ended
	June 30, 2010		June 30, 2009
(in thousands, except	Common	Participating	Common	Participating
per share data)	Stock	Securities	Stock	Securities

Basic EPS:
Net income	$49,704		53,447
Less income allocated to nonvested awards	(250)	250	(413)	413

Net income allocated to common stock for EPS calculation (a)	$49,454	250	53,034	413

Average common shares outstanding (b)	196,347	998	195,634	1,530

Basic EPS (a)/(b)	$0.25	0.25	0.27	0.27

Diluted EPS:
Net income	$49,704		53,447
Less income allocated to nonvested awards	(250)	250	(413)	413

Net income allocated to common stock for EPS calculation (c)	$49,454	250	53,034	413

Average common shares outstanding	196,347	998	195,634	1,530
Increase due to assumed issuance of shares related to common equivalent shares outstanding	85		351

Average common and common equivalent shares and participating securities (d)	196,432	998	195,985	1,530

Diluted EPS (c)/(d)	$0.25	0.25	0.27	0.27

     The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the six months ended June 30, 2010 and 2009:

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
(in thousands, except	Common	Participating	Common	Participating
per share data)	Stock	Securities	Stock	Securities

Basic EPS:
Net income	$101,030		99,973
Less income allocated to nonvested awards	(514)	514	(816)	816

Net income allocated to common stock for EPS calculation (a)	$100,516	514	99,157	816

Average common shares outstanding (b)	196,254	1,007	195,466	1,614

Basic EPS (a)/(b)	$0.51	0.51	0.51	0.51

Diluted EPS:
Net income	$101,030		99,973
Less income allocated to nonvested awards	(514)	514	(815)	815

Net income allocated to common stock for EPS calculation (c)	$100,516	514	99,158	815

Average common shares outstanding	196,254	1,007	195,466	1,614
Increase due to assumed issuance of shares related to common equivalent shares outstanding	87		358

Average common and common equivalent shares and participating securities (d)	196,341	1,007	195,824	1,614

Diluted EPS (c)/(d)	$0.51	0.51	0.51	0.51

     The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 8.6 million common shares for the three and six months ended June 30, 2010 and excludes 6.8 million common shares for the three and six months ended June 30, 2009 because their inclusion would have been anti-dilutive.

Note 16 — Redeemable Noncontrolling Interests
     In connection with the acquisition of FNMS, the Company is party to call and put arrangements with respect to the membership units that represent the remaining noncontrolling interest of FNMS Holding. The call arrangement is exercisable by TSYS and the put arrangement is exercisable by FNBO. The put arrangement is outside the control of the Company by requiring the Company to purchase FNBO’s entire equity interest in FNMS Holding at a put price at fair market value. The put arrangement is recorded on the balance sheet and is classified as redeemable noncontrolling interest outside of permanent equity.
     The call and put arrangements for FNMS Holding, representing 49% of its total outstanding equity interests, may be exercised at the discretion of TSYS or FNBO on April 1, 2015, 2016 and 2017, upon the dilution of FNBO’s equity ownership in FNMS Holding below a designated threshold and in connection with certain acquisitions by TSYS or FNMS Holding in excess of designated value thresholds.
     The Company believes the put option is not currently redeemable, but it is probable based upon the passage of time of the anniversary dates. As such, the Company has adopted the accounting policy to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date, which the Company believes to be five years. If the put option was currently redeemable, the redemption value at June 30, 2010 is estimated to be approximately $155.6 million. The Company did not accrete any changes to the redemption value due to the balance at June 30, 2010 exceeded the accretion fair value amount.
Note 17 — Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
Accounting Standards Update No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force)”
     In April 2010, the Task Force issued Accounting Standards Update No. 2010-17 (ASU 2010-17), "Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force).” The Task Force reached a consensus on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 will be effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2010-17 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
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
     Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing payment processing, merchant services and related services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company’s services are provided through three of the Company’s operating segments: North America Services, International Services and Merchant Services. Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services in the United States to clients in the United States, Canada, Mexico and the Caribbean.
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
     A summary of the financial highlights for 2010, as compared to 2009, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and employees)	2010	2009	Percent Change	2010	2009	Percent Change
Total revenues	$433.7	412.0	5.3%	$849.1	820.9	3.4%
Operating income	79.3	82.8	(4.2)	158.4	160.9	(1.6)
Net income attributable to TSYS common shareholders	49.7	53.4	(7.0)	101.0	100.0	1.1
Cash flows from operating activities	67.0	120.4	(44.4)	195.7	219.1	(10.7)
Other:
Average accounts on file	327.0	347.9	(6.0)	328.7	348.9	(5.8)
Cardholder transactions processed	1,861.5	1,793.5	3.8	3,601.0	3,522.3	2.2
Average full-time equivalent employees (FTE)	7,722	8,040	(4.0)	7,660	7,987	(4.1)
     Significant highlights for 2010 include:
Consolidated
•	Announced a partnership agreement with Serverside Group to launch TSYS Card Shop, a digital card fulfillment and marketing solution that combines ‘on-demand’ manufacturing processes with industry-leading card management and customization capabilities.
North America
•	Signed an agreement with Caterpillar Financial Services Corporation, the financial arm of Caterpillar Inc. Under terms of the agreement, TSYS’ industry leading TS2® platform will be used to process commercial credit accounts.

•	Announced the signing of a new long-term agreement with U.S. Bank to continue to support the bank’s commercial card payment services, as well as become its exclusive partner in providing card processing services for the bank’s Consumer Directed Healthcare benefit cards, issued by its Healthcare Payment Solutions business line.

•	Introduced an innovative payment card that allows consumers to choose how they want to pay through the patent-pending TSYS HybridSM product which combines credit and checking payment functionality on a single card, creating an easy-to-manage payment solution that gives consumers greater financial control.

•	Announced the signing of a multi-year strategic marketing alliance agreement with Alaska Option® to provide feature-rich VISA and MasterCard credit and signature debit card programs, PIN-based ATM/POS network services, and fraud management solutions for credit unions.

•	Announced an agreement with Lighthouse1, an industry leader in consumer-driven healthcare (CDH) administration software solutions, to provide an integrated end-to-end healthcare payment solution.
International
•	Announced the signing of a multi-year payment services agreement with Degussa Bank of Germany to provide a broad range of products and services for its corporate and business clients.

•	Signed an agreement to provide B+S Card Service with back-office merchant acceptance services across Europe.

•	Announced it will provide card and payments services to Cedacri through its fully outsourced processing solution.

•	Announced that SBI Sumishin Net Bank, one of the leading internet-based banks in Japan, selected TSYS to process its payment card portfolio.

•	Announced the extension of Canadian Imperial Bank of Commerce’s (CIBC) payment services agreement with a multi-year contract renewal for the processing of CIBC’s Visa consumer credit card portfolio.

•	Announced an agreement to support Tesco Bank’s credit card business in the UK with full customer account management services using the TS2® processing platform.
Merchant
•	Signed a joint venture agreement with First National Bank of Omaha (FNBO) to form a new company, First National Merchant Solutions, LLC (FNMS). Ranked as the 10th-largest merchant acquirer in North America by dollar volume, FNMS has a 57-year history in the acquiring industry with more than 300,000 merchant outlets in its diverse portfolio.

•	Announced the signing of an agreement to provide authorization and capture services to Central Payment Co., one of the fastest-growing, transaction processing providers in the country.

•	Announced a multi-year extension of their multi-currency processing agreement with Planet Payment®. Under the agreement, TSYS Acquiring Solutions will continue to offer Planet Payment’s Dynamic Currency Conversion and Multi-Currency Pricing solutions to its customers.

•	Announced the extension of its agreement with Sage Payment Solutions, the payments division for Sage North America, to be their exclusive provider of authorization, settlement and terminal deployment services.
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
Critical Accounting Policies and Estimates
     With the acquisition of a controlling interest in FNMS, the Company added a new critical accounting policy to the Company’s critical accounting policies, estimates and assumptions.
RESERVE FOR MERCHANT LOSSES: The Company has potential liability for losses resulting from disputes between a cardholder and a merchant that arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, FNMS must do so. FNMS also bears the risk of reject losses arising from the fact that FNMS collects fees from its merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, FNMS may be unable to collect such fees. FNMS maintains cash deposits or requires the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. Most chargeback and reject losses are charged to cost of services as they are incurred. However, the Company also maintains a loss reserve against losses, including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. TSYS only acquired liabilities as of April 1, 2010 on a go forward basis and thus, has no material merchant loss reserve recorded.
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
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under ASC 740, “Income Taxes,” previously referred to as FASB Interpretation No. 48 (FIN 48), at June 30, 2010 is $3.6 million. Refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, total contractual cash obligations at December 31, 2009 were estimated at $415.0 million. These contractual cash obligations include lease payments and software arrangements.
Redeemable Noncontrolling Interest: With the acquisition of FNMS, the Company is a party to put and call arrangements with respect to the membership units that represent the remaining noncontrolling interest of FNMS Holding. The call and put arrangements may be exercised at the discretion of TSYS or FNBO on April 1, 2015, 2016 and 2017, upon the dilution of FNBO’s equity ownership in FNMS Holding below a designated threshold and in connection with certain acquisitions by TSYS or FNMS Holding in excess of designated value thresholds. Refer to Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the acquisition of FNMS.
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,			Six months ended June 30,
			Percent Change in			Percent Change in
	% of Total Revenue		Dollar Amounts	% of Total Revenue		Dollar Amounts
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Total revenues	100.0%	100.0%	5.3%	100.0%	100.0%	3.4%
Cost of services	68.8	67.9	6.6	69.5	68.7	4.6
Selling, general and administrative expenses	12.9	12.0	14.0	11.8	11.7	5.0

Total operating expenses	81.7	79.9	7.7	81.3	80.4	4.7

Operating income	18.3	20.1	(4.2)	18.7	19.6	(1.6)
Nonoperating expenses	(0.3)	(0.6)	48.6	(0.2)	(0.5)	61.6

	Three months ended June 30,			Six months ended June 30,
			Percent Change in			Percent Change in
	% of Total Revenue		Dollar Amounts	% of Total Revenue		Dollar Amounts
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Income from continuing operations before income taxes and equity in income of equity investments	18.0	19.5	(2.9)	18.5	19.1	(0.1)
Income taxes	6.5	7.1	(0.4)	6.6	6.9	(1.2)

Income from continuing operations before equity in income of equity investments	11.5	12.4	(2.4)	11.9	12.2	0.4
Equity in income of equity investments	0.6	0.4	45.5	0.4	0.4	22.1

Income from continuing operations, net of tax	12.1	12.8	(1.0)	12.3	12.6	1.0
(Loss) income from discontinued operations, net of tax	0.0	0.3	(92.5)	0.0	(0.3)	nm

Net income	12.1	13.1	(2.9)	12.3	12.3	3.3
Net income attributable to the noncontrolling interests	(0.6)	(0.1)	nm	(0.4)	(0.1)	nm

Net income attributable to TSYS	11.5%	13.0%	(7.0)%	11.9%	12.2%	1.1%

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
     Total revenues increased $21.8 million and $28.2 million, or 5.3% and 3.4%, during the three and six months ended June 30, 2010, respectively, compared to the same period in 2009. The increase in revenues for the three and six months ended June 30, 2010 includes a decrease of $1.3 million and an increase of $4.5 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2010 were $68.1 million and $139.0 million, an increase of $6.9 million or 11.2% and $14.2 million or 11.4%, respectively, compared to $61.3 million and $124.8 million for the same periods last year. The increase in reimbursable items was the result of increased Visa access fees. Excluding reimbursable items, revenues increased $14.9 million and $14.0 million, or 4.2% and 2.0%, during the three and six months ended June 30, 2010, respectively, compared to the same period in 2009.
     The impact of the acquisition of FNMS was approximately $29.9 million in revenues for the three and six months ended June 30, 2010.
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
     In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. TSYS provides accounting, settlement, authorization and other services to Bank of America pursuant to a contract that expired in April 2010, which services accounted for approximately 6.2% and 4.2% of TSYS’ total revenues for 2010 and 2009, respectively.
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

     Approximately 47% and 31% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for 2010 and 2009, respectively, which are provided at no margin.
     The loss of Bank of America as a merchant services client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows.
     Revenues from the major customer for the periods reported are primarily attributable to the North America Services segment and Merchant Services segment.
Accounts on File (AOF) Data

			Percent
(in millions)	2010	2009	Change
At June 30, 2010	332.8	349.5	(4.8)
Quarter-to-date (QTD) Average	327.0	347.9	(6.0)
Year-to-date (YTD) Average	328.7	348.9	(5.8)
AOF by Portfolio Type

	At June 30,
	2010		2009		Percent
(in millions)	AOF	%	AOF	%	Change
Consumer	180.9	54.4	191.2	54.7	(5.4)
Commercial	48.1	14.5	44.4	12.7	8.4
Stored value	47.6	14.3	34.3	9.8	38.7
Government services	27.0	8.1	22.4	6.4	20.4
Retail	23.7	7.1	51.7	14.8	(54.3)
Debit	5.0	1.5	5.4	1.5	(6.2)
Healthcare	0.5	0.1	0.1	0.1	nm

Total	332.8	100.0	349.5	100.0	(4.8)

nm = not meaningful
Activity in AOF

	June 2009 to	June 2008 to
(in millions)	June 2010	June 2009
Beginning balance	349.5	372.9
Internal growth of existing clients	22.5	30.6
New clients	31.4	23.1
Purges/Sales	(41.2)	(37.0)
Deconversions	(29.4)	(40.1)

Ending balance	332.8	349.5

     TSYS’ services are provided through three of its operating segments: North America Services, International Services and Merchant Services.
     A summary of each segment’s results follows:
North America Services
     The North America Services segment provides payment processing and related services to clients based primarily in North America. This segment has two major customers.

     Below is a summary of the North America Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and employees)	2010	2009	Percent Change	2010	2009	Percent Change
Total revenues	$236.8	265.0	(10.6)%	$491.0	533.8	(8.0)%
Operating income	66.2	70.6	(6.2)	136.0	142.1	(4.3)
Operating Margin	28.0%	26.6%		27.7%	26.6%
Key indicators:
AOF				290.7	311.7	(6.8)
Transactions	1,563.7	1,522.3	2.7	3,021.9	3,003.3	0.6
     The decline in total segment revenues for the three and six months ended June 30, 2010, as compared to the same periods in 2009, is the result of a decrease in revenues associated with client portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized.
International Services
     The International Services segment provides payment processing and related services to clients based primarily outside the North America region. This segment has three major customers.
     Below is a summary of the International Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and employees)	2010	2009	Percent Change	2010	2009	Percent Change
Total revenues	$78.0	76.4	2.0%	$157.4	150.2	4.8%
Operating income	11.7	12.8	(9.1)	23.0	22.4	2.6
Operating Margin	15.0%	16.8%		14.6%	14.9%
Key indicators:
AOF				42.1	37.8	11.6
Transactions	297.9	271.1	9.8	579.1	519.1	11.6
     The increase in total segment revenues for the three and six months ended June 30, 2010, as compared to the same periods in 2009, is the result of internal growth and an increase of cardholder transactions.
Merchant Services
     The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. This segment has one major customer.
     Below is a summary of the Merchant Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and employees)	2010	2009	Percent Change	2010	2009	Percent Change
Total revenues	$126.8	80.3	57.8%	$216.0	155.8	38.6%
Operating income	22.9	16.7	37.4	40.3	32.2	25.0
Operating Margin	18.1%	20.8%		18.6%	20.7%
Key indicator:
POS Transactions	1,423.1	1,311.6	8.5	2,737.3	2,656.6	3.0
     The increase in total segment revenues for the three and six months ended June 30, 2010, as compared to the same periods in 2009, is the result of the acquisition of FNMS and higher transaction volumes that resulted from organic growth and slower deconversions.
     Merchant Services segment’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. This segment’s authorization and capture transactions are primarily through dial-up or Internet connectivity.
     Refer to the discussion of Bank of America under “Major Customers.”

Operating Expenses
     The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for our customers, including the cost of direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, officers’ salaries, investor relations and mergers and acquisitions.
     The Company’s cost of services were $297.4 million and $589.6 million during the three and six months ended June 30, 2010, respectively, an increase of 6.2% and 4.4%, compared to $280.1 million and $564.8 million for the same periods last year. During the first six months of 2010, TSYS implemented a plan that reduced its workforce through attrition and job elimination. As part of the workforce reduction, the Company incurred approximately $2.6 million in severance payments.
     The Company’s selling, general and administrative expenses were $57.0 million and $101.1 million during the three and six months ended June 30, 2010, respectively, an increase of 16.1% and 6.1%, compared to $49.1 million and $95.2 million for the same periods last year. The increase is the result of the impact of the acquisition of FNMS.
     As a result of the acquisition of FNMS, TSYS incurred $0.7 million and $3.6 million during the three and six months ended June 30, 2010, respectively, of acquisition related costs.
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
Operating Income
     Operating income decreased 4.2% and 1.6% for the three and six months ended June 30, 2010, respectively, over the same periods in 2009. The Company’s operating profit margin for the three and six months ended June 30, 2010 was 18.3% and 18.7%, respectively, compared to 20.1% and 19.6% for the same periods last year. TSYS’ operating margin decreased for the three and six months ended June 30, 2010, as compared to the same periods in 2009, as the result of the loss of revenues associated with deconverted clients, an increase in reimbursable items and non-recurring expenses associated with the acquisition of FNMS.
Nonoperating Income (Expense)
     Interest income for the three months ended June 30, 2010 was $0.2 million, a decrease of $0.3 million, compared to $0.5 million for the same period in 2009. Interest income for the six months ended June 30, 2010 was $0.4 million, a decrease of $0.9 million, compared to $1.3 million for the same period in 2009. The decrease in interest income is primarily attributable to the decline in interest rates.
     Interest expense for the three months ended June 30, 2010 was $0.4 million, a decrease of $0.7 million compared to $1.1 million for the same period in 2009. Interest expense for the six months ended June 30, 2010 was $1.3 million, a decrease of $0.9 million compared to $2.2 million for the same period in 2009. The decrease in interest expense in 2009 compared to 2008 relates to the decline in interest rates.
     For the three months ended June 30, 2010 and 2009, the Company recorded a translation loss of approximately $0.4 million and $3.1 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the six months ended June 30, 2010 and 2009, the Company recorded a translation loss of approximately $0.1 million and $4.0 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.
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
     The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. The Company recorded a net translation loss of approximately $0.4 million and $3.1 million for the three and six months ended June 30, 2010, respectively, related to the translation of foreign-denominated balance sheet accounts, most of which were cash.
     The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2010 was approximately $6.2 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate attributable to continuing operations for the three months ended June, 2010 was 36.2%, compared to 35.9% for the same period in 2009. TSYS’ effective income tax rate for the six months ended June 30, 2010 was 35.7%, compared to 35.8% for the same period in 2009. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 20 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.4 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively. TSYS’ share of income from its equity in equity investments was $3.3 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively.
Income (Loss) from Discontinued Operations, net of tax
     Loss from discontinued operations, net of tax, for the six months ended June 30, 2009 was $2.2 million. A final adjustment related to the sale was incurred and is included in the financial results for the second quarter of 2010. Income from discontinued operations, net of tax, for the six months ended June 30, 2010 was $84,000.
Net Income
     Net income for the three months ended June 30, 2010 decreased 2.9%, or $1.5 million, to $52.5 million, compared to $54.0 million for the same period in 2009. Net income for the six months ended June 30, 2010 increased 3.3%, or $3.3 million, to $104.3 million, compared to $101.0 million for the same period in 2009.
     Net income attributable to TSYS common shareholders for the three months ended June 30, 2010 decreased 7.0%, or $3.7 million, to $49.7 million, or basic and diluted earnings per share of $0.25, compared to $53.5 million, or basic and diluted earnings per share of $0.27, for the same period in 2009. Net income attributable to TSYS common shareholders for the six months ended June 30, 2010 increased 1.1%, or $1.1 million, to $101.0 million, or basic and diluted earnings per share of $0.51, compared to $100.0 million, or basic and diluted earnings per share of $0.51, for the same period in 2009.
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
Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2010	2009
Net income	$104,297	100,959
Depreciation and amortization	78,966	77,967
Other noncash items and charges, net	17,005	13,477
Disposal of subsidiary	(131)	—
Net change in current and other assets and current and other liabilities	(4,429)	26,692

Net cash provided by operating activities	$195,708	219,095

     TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2010 in net cash provided by operating activities was primarily the result of the net change in current and other assets and current and other liabilities.
     Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at June 30, 2010, as compared to December 31, 2009, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2010	2009
Cash used in acquisitions, net of cash acquired	$(148,531)	(293)
Additions to licensed computer software from vendors	(20,812)	(12,709)
Additions to contract acquisition costs	(19,888)	(17,105)
Purchases of property and equipment, net	(17,189)	(13,784)
Additions to internally developed computer software	(9,406)	(12,918)

Net cash used in investing activities	$(215,826)	(56,809)

     The major uses of cash for investing activities have been the business acquisitions, addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, and investments in contract acquisition costs associated with obtaining and servicing new or existing clients. The major uses of cash for investing activities in 2010 was for additions to contract acquisition costs, equipment, licensed computer software from vendors, internally developed computer software, and business acquisitions. The major uses of cash for investing activities in 2009 was for additions of equipment and contract acquisition costs.
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $9.7 million for the three months ended June 30, 2010, bringing the total for 2010 to $19.9 million compared to $17.1 million for the six months ended June 30, 2009.
     The Company had cash payments for processing rights of approximately $0.8 million and $3.9 million during the three and six months ended June 30, 2010, respectively, compared to $2.7 million during the six months ended June 30, 2009.

     Conversion cost additions were $16.0 million and $14.4 million for the six months ended June 30, 2010 and 2009, respectively. The increase in the amount of conversion cost additions for 2010, as compared to 2009, is the result of the timing of conversion activity in 2010 versus 2009.
Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2010	2009
Dividends paid on common stock	$(27,605)	(27,595)
Proceeds from borrowings of long-term debt	—	5,334
Repurchase of common stock	(1,075)	(329)
Principal payments on long-term debt borrowings and capital lease obligations	(7,858)	(9,786)
Other	239	(227)

Net cash used in financing activities	$(36,299)	(32,603)

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
     On April 20, 2010, TSYS announced a new stock repurchase plan to purchase up to 10 million shares of TSYS stock. This equates to approximately $136 million of TSYS stock based on current market prices. The shares may be purchased from time to time over the next two years at prices considered attractive to the Company.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended June 30, 2010, bringing the total for 2010 to $27.6 million compared to $27.6 million paid during the six months ended June 30, 2009.
Significant Noncash Transactions
     Refer to Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about supplementary cash flow information.
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.7:1. At June 30, 2010, TSYS had working capital of $566.7 million compared to $590.1 million at December 31, 2009.
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
Accounting Standards Update No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force)”
          In April 2010, the Task Force issued Accounting Standards Update No. 2010-17 (ASU 2010-17), “Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force).” The Task Force reached a consensus on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 will be effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2010-17 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
     Accounting Standards Update No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)”
          In April 2010, the Task Force issued Accounting Standards Update No. 2010-13 (ASU 2010-13), “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force).” The Task Force reached a consensus that an employee share-based payment with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should be considered an equity classified award assuming all other criteria for equity classification are met. ASU 2010-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2010-13 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse affect on TSYS; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ earnings guidance for 2010 total revenues, revenues before reimbursable items, income from continuing operations and EPS from continuing operations; (iv)TSYS’ belief with respect to lawsuits, claims and other complaints; (v) the expected financial impact of recent accounting pronouncements; (vi) TSYS’ expectation with respect to certain tax matters; and (vii) the synergies and economies of scale expected to be realized from combining the operations of TSYS and FNMS; and the assumptions underlying such statements, including, with respect to TSYS’ earnings guidance for 2010: (a) the economy will not worsen during 2010; (b) there will be no deconversions of large clients during the year other than as previously announced; (c) there will be no significant movement in foreign currency exchange rates related to TSYS’ business during 2010; (d) the anticipated levels in employment, technology and other expenses, which are included in 2010 estimates, will be accomplished; (e) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; and (f) there will be no significant movements in LIBOR, and no significant draws on the remaining balance of TSYS’ revolving credit facility. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Other comprehensive gain (loss)	$(3.5)	18.4	$(16.4)	14.6
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at June 30, 2010:

(in millions)	June 30, 2010
Europe	$173.1
China	70.4
Mexico	5.7
Japan	9.4
Canada	1.3
Other	31.1
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation loss of approximately $0.4 million and $3.1 million for the three and six months ended June 30, 2010, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2010 was approximately $6.2 million, the majority of which was denominated in Euros.
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
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at June 30, 2010 was $6.2 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $6.2 million at June 30, 2010.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$62	308	616	(62)	(308)	(616)

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk (continued)
Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates.
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

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2010, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended June 30, 2010:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased
(in thousands, except per share data)	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 2010	—	—	—	10,000
May 2010	—	—	—	10,000
June 2010	—	—	—	10,000

Total	—	$—

Item 6 — Exhibits
     a) Exhibits

Exhibit
Number	Description
10.1	Amended and Restated Total System Services, Inc. Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
Date: August 9, 2010	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: August 9, 2010	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.
Exhibit Index

Exhibit
Number	Description
10.1	Amended and Restated Total System Services, Inc. Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.