Form 10-Q
period 2010-09-30
TOTAL SYSTEM SERVICES INC
filed 2010-11-04
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: November 4, 2010
Common Stock, $0.10 par value	194,324,860 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$372,600	450,254
Restricted cash	498	46,190
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $5.4 million and $6.3 million at 2010 and 2009, respectively	264,775	231,162
Deferred income tax assets	7,195	11,302
Prepaid expenses and other current assets	100,980	68,527
Assets of discontinued operations	983	3,461

Total current assets	747,031	810,896
Property and equipment, net of accumulated depreciation and amortization of $308.5 million and $307.8 million at 2010 and 2009, respectively	298,766	289,069
Computer software, net of accumulated amortization of $214.3 million and $190.5 million at 2010 and 2009, respectively	213,632	196,764
Contract acquisition costs, net of accumulated amortization of $254.3 million and $229.7 million at 2010 and 2009, respectively	144,553	128,038
Goodwill	321,219	165,896
Equity investments	74,024	75,495
Other intangible assets, net of accumulated amortization of $24.4 million and $16.7 million at 2010 and 2009, respectively	86,546	14,132
Other assets	35,184	27,940
Assets of discontinued operations	—	2,724

Total assets	$1,920,955	1,710,954

Liabilities
Current liabilities:
Current portion of long-term debt	$3,563	6,988
Current portion of obligations under capital leases	21,038	32,231
Accrued salaries and employee benefits	56,733	21,487
Accounts payable	10,296	6,289
Other current liabilities	127,128	152,742
Current liabilities of discontinued operations	380	1,042

Total current liabilities	219,138	220,779
Long-term debt, excluding current portion	192,522	192,367
Deferred income tax liabilities	56,072	47,162
Obligations under capital leases, excluding current portion	32,292	12,756
Other long-term liabilities	45,531	48,443

Total liabilities	545,555	521,507

Redeemable noncontrolling interest in consolidated subsidiary	116,728	—

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 201,331 and 200,860 issued at 2010 and 2009, respectively; 194,533 and 197,180 outstanding at 2010 and 2009, respectively	20,131	20,086
Additional paid-in capital	150,329	139,742
Accumulated other comprehensive income, net	2,375	5,673
Treasury stock, at cost (shares of 6,798 and 3,680 at 2010 and 2009, respectively)	(115,449)	(69,950)
Retained earnings	1,185,590	1,080,250

Total shareholders’ equity	1,242,976	1,175,801

Noncontrolling interests in consolidated subsidiaries	15,696	13,646

Total equity	1,258,672	1,189,447

Total liabilities and equity	$1,920,955	1,710,954

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Total revenues	$433,236	428,917	1,277,586	1,244,954

Cost of services	302,692	294,596	889,110	855,480
Selling, general and administrative expenses	51,630	46,027	150,021	139,355

Total operating expenses	354,322	340,623	1,039,131	994,835

Operating income	78,914	88,294	238,455	250,119
Nonoperating income (expenses)	31	575	(1,402)	(3,162)

Income from continuing operations before income taxes and equity in income of equity investments	78,945	88,869	237,053	246,957
Income taxes	27,879	31,911	84,249	88,848

Income from continuing operations before equity in income of equity investments	51,066	56,958	152,804	158,109
Equity in income of equity investments, net of tax	1,103	1,623	4,363	4,292

Income from continuing operations, net of tax	52,169	58,581	157,167	162,401
Loss from discontinued operations, net of tax	(2,463)	(3,255)	(3,164)	(6,116)

Net income	49,706	55,326	154,003	156,285
Net income attributable to noncontrolling interests	(3,963)	(300)	(7,230)	(1,286)

Net income attributable to TSYS common shareholders	$45,743	55,026	146,773	154,999

Basic earnings per share (EPS) (Note 15)*:
Income from continuing operations to TSYS common shareholders	$0.25	0.30	0.76	0.82
Loss from discontinued operations to TSYS common shareholders	(0.01)	(0.02)	(0.02)	(0.03)

Net income attributable to TSYS common shareholders	$0.23	0.28	0.74	0.79

Diluted EPS*:
Income from continuing operations to TSYS common shareholders	$0.25	0.30	0.76	0.82
Loss from discontinued operations to TSYS common shareholders	(0.01)	(0.02)	(0.02)	(0.03)

Net income attributable to TSYS common shareholders	$0.23	0.28	0.74	0.79

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$48,206	58,281	149,937	161,115
Loss from discontinued operations	(2,463)	(3,255)	(3,164)	(6,116)

Net income	$45,743	55,026	146,773	154,999

*	Note: Basic and diluted EPS amounts for continuing operations and net income do not total due to rounding.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154,003	156,285
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on foreign currency	34	2,857
Equity in income of equity investments, net of tax	(4,363)	(4,292)
Dividends received from equity investments	6,572	4,942
Depreciation and amortization	119,107	117,514
Amortization of debt issuance costs	115	115
Share-based compensation	11,727	13,245
Excess tax benefit from share-based payment arrangements	(111)	(6)
Provisions for (recoveries of) bad debt expenses and billing adjustments	(162)	3,855
Charges for transaction processing provisions	2,860	4,993
Deferred income tax expense (benefit)	13,022	(3,716)
Loss (gain) on disposal of equipment, net	224	(20)
Loss on disposal of subsidiary	1,641	5,701
Changes in operating assets & liabilities:
Accounts receivable	(33,997)	6,095
Prepaid expenses, other current assets and other long-term assets	(22,352)	23,770
Accounts payable	34,340	(331)
Accrued salaries and employee benefits	(27,616)	(16,166)
Other current liabilities and other long-term liabilities	24,858	18,215

Net cash provided by operating activities	279,902	333,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(29,848)	(21,344)
Additions to licensed computer software from vendors	(27,224)	(18,710)
Additions to internally developed computer software	(15,220)	(19,367)
Proceeds from disposition, net of expense paid and cash disposed	4,224	1,991
Cash used in acquisitions, net of cash acquired	(148,531)	(294)
Additions to contract acquisition costs	(42,774)	(23,711)

Net cash used in investing activities	(259,373)	(81,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	5,334
Dividends paid on common stock	(41,432)	(41,406)
Repurchase of common stock	(46,228)	(329)
Subsidiary dividends paid to noncontrolling shareholders	(250)	(235)
Excess tax benefit from share-based payment arrangements	111	6
Principal payments on long-term debt borrowings and capital lease obligations	(11,938)	(13,178)
Proceeds from exercise of stock options	543	2

Net cash used in financing activities	(99,194)	(49,806)

CASH AND CASH EQUIVALENTS:
Effect of exchange rate changes on cash and cash equivalents	1,310	(1,693)

Net increase (decrease) in cash and cash equivalents	(77,355)	200,122
Cash and cash equivalents at beginning of period	449,955	220,019

Cash and cash equivalents at end of period	$372,600	420,141

Supplemental cash flow information:
Interest paid	$1,867	2,481

Income taxes paid, net	$102,922	59,142

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
     As a result of the sale of certain assets and liabilities of TSYS POS Systems and Services, LLC (TPOS), which was involved in the third-party POS terminal deployment business, as discussed in Note 2, the Company’s financial statements reflect TPOS as discontinued operations. The Company segregated the net assets, net liabilities and operating results from continuing operations on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Income for all periods presented.
     Certain reclassifications have been made to the 2009 financial statements to conform to the presentation adopted in 2010.
Note 2 — Discontinued Operations
     The Company sold certain assets and liabilities of TPOS on September 30, 2010. The sale of certain assets and liabilities of TPOS was the result of management’s decision during the third quarter of 2010 to divest non-strategic businesses and focus resources on core products and services. The Company had a pre-tax goodwill impairment of $2.2 million (approximately $1.5 million after-tax) related to TPOS, which was included in discontinued operations as part of the sale. TPOS was part of the Merchant Services segment and was not considered a significant component of the segment. This transaction resulted in the assumed lease of its Sacramento, California, facility and the closure of its Columbus, Georgia-based distribution center.
     TSYS will continue to use the buyer in a referral arrangement for customers who approach TSYS Acquiring Solutions for terminal services, and will also subcontract existing relationships to the buyer for a period no longer than two years.
     TPOS was not a significant component of the Merchant Services segment, nor TSYS’ consolidated results.
     The Company sold TSYS Total Debt Management, Inc. (TDM) on August 31, 2009. The sale of the TDM business was the result of management’s decision to divest non-strategic businesses and focus resources on core products and services. TDM was part of the North America Services segment.
     In accordance with the provisions of Accounting Standards Codification (ASC) 205, “Presentation of Financial Statements,” the Company determined the TPOS business became a discontinued operation in the third quarter of 2010.
     The following table presents the summarized results of discontinued operations for the three and nine months ended September 30, 2010, as compared to 2009:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Revenues before reimbursable items	$2,757	8,631	$7,506	28,492
Total revenues	2,757	46,378	7,506	178,749
Operating (loss) income	(499)	137	(1,671)	(4,266)
Income taxes	(168)	82	(556)	(1,423)

(Loss) income from discontinued operations, net of tax	(331)	63	(1,116)	(2,799)
Loss on disposition, net of tax	(2,132)	(3,317)	(2,048)	(3,317)

nm = not meaningful
     The Unaudited Condensed Consolidated Statements of Cash Flows include TPOS through the date of disposition and are not considered material.
     The following table presents the quarterly and year-to-date summary of 2009 consolidated financial results for TSYS with TPOS and TDM classified as discontinued operations:

	Three months ended				Twelve months ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands)	2009	2009	2009	2009	2009

Total revenues	$406,795	409,242	428,917	432,529	$1,677,483
Cost of services	282,910	277,974	294,596	294,403	1,149,883
Selling, general and administrative expenses	45,114	48,214	46,027	44,218	183,573

Total operating expenses	328,024	326,188	340,623	338,621	1,333,456

Operating income	78,771	83,054	88,294	93,908	344,027
Nonoperating income (loss)	(1,458)	(2,279)	575	(279)	(3,441)

Income from continuing operations before income taxes and equity in income of equity investments	77,313	80,775	88,869	93,629	340,586
Income taxes	27,657	29,280	31,911	33,002	121,850

Income from continuing operations before equity in income of equity investments	49,656	51,495	56,958	60,627	218,736
Equity in income of equity investments, net of tax	1,043	1,626	1,623	2,694	6,986

Income from continuing operations, net of tax	50,699	53,121	58,581	63,321	225,722
Income (loss) from discontinued operations, net of tax	(3,758)	897	(3,255)	(429)	(6,545)

Net income	46,941	54,018	55,326	62,892	219,177
Net income attributable to noncontrolling interests	(415)	(571)	(300)	(2,678)	(3,964)

Net income attributable to TSYS common shareholders	$46,526	53,447	55,026	60,214	$215,213

Income from continuing operations, net of tax attributable to TSYS common shareholders	$50,284	52,550	58,281	60,643	$221,758

     The following table presents the quarterly and year-to-date summary of 2010 consolidated financial results for TSYS with TPOS and TDM classified as discontinued operations:

	Three months ended			Nine months ended
	March 31,	June 30,	September 30,	September 30,
(in thousands)	2010	2010	2010	2010

Total revenues	$413,464	430,886	433,236	$1,277,586
Cost of services	290,538	295,880	302,692	889,110
Selling, general and administrative expenses	43,213	55,178	51,630	150,021

Total operating expenses	333,751	351,058	354,322	1,039,131

Operating income	79,713	79,828	78,914	238,455
Nonoperating income (loss)	(261)	(1,172)	31	(1,402)

Income from continuing operations before income taxes and equity in income of equity investments	79,452	78,656	78,945	237,053
Income taxes	28,097	28,273	27,879	84,249

Income from continuing operations before equity in income of equity investments	51,355	50,383	51,066	152,804
Equity in income of equity investments, net of tax	894	2,366	1,103	4,363

Income from continuing operations, net of tax	52,249	52,749	52,169	157,167
Loss from discontinued operations, net of tax	(428)	(273)	(2,463)	(3,164)

Net income	51,821	52,476	49,706	154,003
Net income attributable to noncontrolling interests	(493)	(2,774)	(3,963)	(7,230)

Net income attributable to TSYS common shareholders	$51,328	49,702	45,743	$146,773

Income from continuing operations, net of tax attributable to TSYS common shareholders	$51,756	49,975	48,206	$149,937

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
     The estimate of fair value of the Company’s reporting units is determined using various valuation techniques, including using the combination of the market approach and the income approach. The market approach, which contains Level 2 inputs, utilizes readily available market valuation multiples to estimate fair value. The income approach is a valuation technique that utilizes the discounted cash flow (DCF) method, which includes Level 3 inputs. Under the DCF method, the fair value of the asset reflects the present value of the projected earnings that will be generated by each asset after taking into account the revenues and expenses associated with the asset, the relative risk that the cash flows will occur, the contribution of other assets, and an appropriate discount rate to reflect the value of the invested capital. Cash flows are estimated for future periods based upon historical data and projections by management.
     The Company performed its annual impairment of its unamortized goodwill balance as of May 31, 2010, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds the carrying value.
     With the sale of certain assets and liabilities of TPOS, the Company incurred a pre-tax goodwill impairment of $2.2 million (approximately $1.5 million after-tax), which is included in loss on discontinued operations, net of tax. TPOS was not a significant component to the Merchant Services segment. At September 30, 2010, the Company had recorded goodwill in the amount of $321.2 million.
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
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2010	December 31, 2009
Cash and cash equivalents in domestic accounts	$324,677	403,720
Cash and cash equivalents in foreign accounts	47,923	46,534

Total	$372,600	450,254

     At September 30, 2010 and December 31, 2009, the Company had approximately $372.6 million and $450.3 million, respectively, of cash and cash equivalents of which $40.2 million and $32.2 million was in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of change in interest rates.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2010	December 31, 2009
Prepaid income taxes	$29,732	72
Prepaid expenses	18,078	14,071
Supplies inventory	5,662	7,668
Other	47,508	46,716

Total	$100,980	68,527

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2010	December 31, 2009
Conversion costs, net of accumulated amortization of $86.8 million and $75.0 million at 2010 and 2009, respectively	$81,033	68,953
Payments for processing rights, net of accumulated amortization of $167.5 million and $154.7 million at 2010 and 2009, respectively	63,520	59,085

Total	$144,553	128,038

     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.6 million and $5.8 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, amortization related to payments for processing rights was $14.0 million and $19.4 million, respectively.
     Amortization expense related to conversion costs, which is recorded in cost of services, was $4.6 million and $5.2 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, amortization related to conversion costs was $12.6 million and $13.4 million, respectively.
Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2010	December 31, 2009
Accrued expenses	$45,331	32,909
Deferred revenues	38,953	31,244
Dividends payable	13,829	13,828
Transaction processing provisions	4,866	5,483
Client postage deposits	4,025	3,736
Accrued income taxes	277	252
Client liabilities	29	45,824
Other	19,818	19,466

Total	$127,128	152,742

Note 5 — Long-Term Debt
     Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2009, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, for a discussion regarding long-term debt.

Note 6 — Equity and Noncontrolling Interests
     Below is a summary of the changes in the equity and redeemable noncontrolling interests for the nine months ended September 30, 2010:

		TSYS Shareholders
					Accumulated
	Redeemable				Other
	Non-			Additional	Comprehensive			Non-
	controlling	Common Stock		paid-in	Income (Loss)	Treasury	Retained	controlling	Total
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	(OCI)	Stock	Earnings	Interests	Equity
Balance, December 31, 2009	$—	200,860	$20,086	139,742	5,673	(69,950)	1,080,250	13,646	$1,189,447
Fair value of non-controlling interest in FNMS	111,000
Comprehensive income:
Net income	5,728						146,773	1,502	148,275
Other comprehensive income, net of tax:
Foreign currency translation					(2,750)			798	(1,952)
Change in accumulated OCI related to postretirement healthcare plans					(548)			—	(548)

Other comprehensive income					(3,298)			798	(2,500)

Comprehensive income									145,775

Common stock issued from treasury shares for exercise of stock options				(186)		729			543
Common stock issued for nonvested awards		471	45	(45)					—
Share-based compensation				11,741					11,741
Cash dividends and dividend equivalents declared ($0.21 per share)							(41,433)		(41,433)
Purchase of treasury shares						(46,228)			(46,228)
Subsidiary dividends paid to noncontrolling interests								(250)	(250)
Tax shortfalls associated with share-based payment arrangements				(923)					(923)

Balance, September 30, 2010	$116,728	201,331	$20,131	150,329	2,375	(115,449)	1,185,590	15,696	$1,258,672

Note 7 — Comprehensive Income
     For the three months ended September 30, comprehensive income is summarized below:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$45,743	3,963	$49,706	$55,026	300	$55,326
OCI, net of tax:
Foreign currency translation adjustments	13,600	903	14,503	(137)	296	159
Change in accumulated OCI related to postretirement healthcare plans	(181)	—	(181)	50	—	50

Total	$59,162	4,866	$64,028	$54,939	596	$55,535

     For the nine months ended September 30, comprehensive income is summarized below:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total

Net income	$146,773	7,230	$154,003	$154,999	1,286	$156,285
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(2,750)	798	(1,952)	14,485	(46)	14,439
Change in accumulated OCI related to postretirement healthcare plans	(548)	—	(548)	117	—	117

Total	$143,475	8,028	$151,503	$169,601	1,240	$170,841

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2009	Amount	Tax Effect	Net-of-Tax Amount	September 30, 2010
Foreign currency translation adjustments	$6,287	$(2,697)	53	$(2,750)	$3,537
Change in accumulated OCI related to postretirement healthcare plans	(614)	(854)	(306)	(548)	(1,162)

Total	$5,673	$(3,551)	(253)	$(3,298)	$2,375

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
Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2010, share-based compensation was $3.8 million, compared to $4.0 million for the same period in 2009. Included in the $3.8 million amount for 2010 and $4.0 million amount for 2009 is approximately $1.4 million and $1.0 million, respectively, related to expensing the fair value of stock options. For the nine months ended September 30, 2010, share-based compensation was $11.7 million, compared to $13.3 million for the same period in 2009. Included in the $11.7 million amount for

2010 and $13.3 million amount for 2009 is approximately $4.9 million and $4.4 million, respectively, related to expensing the fair value of stock options.
Nonvested and Performance Share Awards
     During the first nine months of 2010, the Company issued 197,186 shares of TSYS common stock with a market value of $3.1 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
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
     As of September 30, 2010, there was approximately $9.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 1.9 years.
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
     As of September 30, 2010, there was approximately $171,200 of total unrecognized compensation cost related to the 2008 grant of nonvested performance share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2010.
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
     As of September 30, 2010, there was approximately $3.4 million of total unrecognized compensation cost related to the 2010 performance shares compensation arrangement. That cost is expected to be recognized until the end of 2012.
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
     During the first nine months of 2010, the Company also granted 736,389 stock options to key TSYS executive officers. The average fair value of the option grant was $5.33 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $15.66; risk-free interest rate of 3.77%; expected volatility of 30.0%; expected term of 8.6 years; and dividend yield of 1.79%. The grant will vest over a period of 3 years.
     During the first nine months of 2009, the Company granted 1,047,949 stock options to key TSYS executive officers. The average fair value of the option grant was $5.31 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $13.11; risk-free interest rate of 3.19%; expected volatility of 42.00%; expected term of 8.6 years; and dividend yield of 2.14%. The grant will vest over a period of 3 years.

     As of September 30, 2010, there was approximately $8.8 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.0 years.
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
     TSYS’ effective tax rate attributable to continuing operations was 36.5% and 35.5% for the three months ended September 30, 2010 and September 30, 2009, respectively. TSYS’ effective tax rate attributable to continuing operations was 36.0% and 35.7% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The increased rate during the September 30, 2010 period was primarily due to differences in discrete charges and to changes in the jurisdictional sources of income.
     TSYS adopted the provisions of ASC 740, “Income Taxes,” previously referred to as FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change significantly during the nine months ended September 30, 2010.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.3 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2010 and December 31, 2009 that, if recognized, would affect the effective tax rates are $4.8 million and $4.2 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $1.2 million and $0.6 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.
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
     During the third quarter of 2010, the Company sold certain assets and liabilities of TPOS. As a result, TPOS was classified as discontinued operations for all periods. TPOS was included in the Merchant Services segment. Refer to Note 2 for more information.
     North America Services includes electronic payment processing services and other services provided from within the North America region. International Services includes electronic payment processing and other services provided from outside the North America region. Merchant Services includes electronic processing and other services provided to merchant acquiring institutions.

Operating Segments

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
(in thousands)	2010	2009	$	%	2010	2009	$	%

Revenues before reimbursable items
North America Services	$192,900	219,909	(27,009)	(12.3)	$610,271	666,641	(56,370)	(8.5)
International Services	82,249	82,566	(317)	(0.4)	233,299	226,433	6,866	3.0
Merchant Services	95,034	60,427	34,607	57.3	243,695	175,896	67,799	38.5
Intersegment revenues	(6,991)	(7,315)	324	4.4	(18,673)	(22,105)	3,432	15.5

Revenues before reimbursable items from external customers	$363,192	355,587	7,605	2.1	$1,068,592	1,046,865	21,727	2.1

Total revenues
North America Services	$231,547	261,580	(30,033)	(11.5)	$722,585	795,354	(72,769)	(9.1)
International Services	85,327	86,172	(845)	(1.0)	242,706	236,406	6,300	2.7
Merchant Services	125,178	90,455	34,723	38.4	336,402	241,402	95,000	39.4
Intersegment revenues	(8,816)	(9,290)	474	5.1	(24,107)	(28,208)	4,101	14.5

Revenues from external customers	$433,236	428,917	4,319	1.0	$1,277,586	1,244,954	32,632	2.6

Depreciation and amortization
North America Services	$19,523	20,189	(666)	(3.3)	$58,817	64,218	(5,401)	(8.4)
International Services	10,143	9,860	283	2.9	27,335	25,709	1,626	6.3
Merchant Services	9,725	8,111	1,614	19.9	30,516	24,167	6,349	26.3
Corporate Administration	663	986	(323)	(32.8)	2,255	2,644	(389)	(14.7)

Total depreciation and amortization	$40,054	39,146	908	2.3	$118,923	116,738	2,185	1.9

Segment operating income
North America Services	$52,645	72,173	(19,528)	(27.1)	$188,650	214,224	(25,574)	(11.9)
International Services	12,305	14,047	(1,742)	(12.4)	35,260	36,415	(1,155)	(3.2)
Merchant Services	31,439	19,198	12,241	63.8	72,662	51,981	20,681	39.8
Corporate Administration	(17,475)	(17,124)	(351)	(2.0)	(58,117)	(52,501)	(5,616)	(10.7)

Operating income	$78,914	88,294	(9,380)	(10.6)	$238,455	250,119	(11,664)	(4.7)

			Change
	At September 30, 2010	At December 31, 2009	$	%

Total assets
North America Services	$1,569,728	1,535,129	34,599	2.3
International Services	416,066	379,606	36,460	9.6
Merchant Services	519,806	215,855	303,951	140.8
Intersegment assets	(584,645)	(419,636)	(165,009)	(39.3)

Total assets	$1,920,955	1,710,954	210,001	12.3

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

     The following geographic data presents revenues based on the domicile of the Company’s customers.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
United States	$302.5	301.5	907.7	894.5
Europe*	62.8	70.4	183.2	188.9
Canada	42.5	36.5	116.9	100.7
Japan*	16.1	11.5	43.1	33.6
Mexico	2.0	2.1	5.5	6.3
Other	7.3	6.9	21.2	21.0

Total	$433.2	428.9	1,277.6	1,245.0

*	Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.
     The following table reconciles geographic revenues to revenues by operating segment based on the domicile of the Company’s customers.

	Three months ended September 30,
	North America Services		International Services		Merchant Services
(in millions)	2010	2009	2010	2009	2010	2009
United States	$253.0	212.8	—	—	49.5	88.7
Europe	0.2	0.2	62.6	70.2	—	—
Canada	42.4	36.4	—	—	0.1	0.1
Japan	—	—	16.1	11.5	—	—
Mexico	2.0	2.1	—	—	—	—
Other	2.4	2.5	4.7	4.2	0.2	0.2

Total	$300.0	254.0	83.4	85.9	49.8	89.0

	Nine months ended September 30,
	North America Services		International Services		Merchant Services
(in millions)	2010	2009	2010	2009	2010	2009
United States	$645.6	658.5	0.5	—	261.6	236.0
Europe	0.6	0.6	182.6	188.3	—	—
Canada	116.5	100.3	—	—	0.4	0.4
Japan	—	—	43.1	33.6	—	—
Mexico	5.5	6.3	—	—	—	—
Other	6.8	7.6	13.6	12.8	0.8	0.6

Total	$775.0	773.3	239.8	234.7	262.8	237.0

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At September 30, 2010	At December 31, 2009
United States	$206.4	203.5
Europe	60.1	60.7
Japan	7.3	6.4
Other	25.0	18.5

Total	$298.8	289.1

Major Customers
     For the three months ended September 30, 2010, the Company had one major customer which accounted for approximately 12.9%, or $55.7 million, of total revenues. For the three months ended September 30, 2009, this major customer accounted for approximately 13.6%, or $58.6 million, of total revenues. For the nine months ended September 30, 2010, the Company had one major customer which accounted for approximately 13.1%, or $167.0 million, of total revenues. For the nine months ended September 30, 2009, this major customer accounted for approximately 13.1%, or $163.6 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.

Note 11 — Supplementary Cash Flow Information
Contract Acquisition Costs
     Cash used for contract acquisition costs are summarized as follows:

	Nine months ended September 30,
(in thousands)	2010	2009
Conversion costs	$23,972	18,989
Payments for processing rights	18,802	4,722

Total	$42,774	23,711

Nonvested Awards
     During the first nine months of 2010 and 2009, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 8 for more information.
Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $15.5 million during 2010 related to storage and other peripheral hardware. The Company acquired equipment and software under capital lease obligations in the amount of $4.3 million during 2009 related to storage and other peripheral hardware.
Note 12 — Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to TSYS’ results of operations for any particular period. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies,” previously referred to as SFAS No. 5, “Accounting for Contingencies.”
     On September 22, 2010, Safwan Shah filed a lawsuit in the Superior Court of California, Santa Clara County, against Total System Services, Inc., TSYS Acquiring Solutions, LLC and Infonox, a TSYS Company (Case No. 1-10-CV-183173). The claims arise out of TSYS’ purchase of Infonox on the Web (“Infonox”) in November 2008. The Agreement and Plan of Merger in connection with the transaction provided that certain “remaining shareholders” of Infonox could receive “contingent merger consideration” if Infonox reached certain revenue targets during the three years following the closing of the transaction. Plaintiff, a former shareholder of Infonox, alleges that the defendants have wrongfully refused to pay $25 million in “contingent merger consideration” as provided for in the Agreement and Plan of Merger. Plaintiff brings the claim in his individual capacity and also as a representative of other former Infonox shareholders. Plaintiff’s claims allege fraud, fraudulent inducement, negligent misrepresentation, breach of contract, and breach of duty of good faith and fair dealing. Defendants believe that the allegations are without merit and plan to vigorously defend themselves against the allegations. Based on information that is presently available to it, TSYS’ management is unable to predict the outcome of the case and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of this case cannot be ascertained at this time, based upon current knowledge, TSYS’ management does not believe that the eventual outcome of this case will have a material adverse effect on TSYS’ financial position, results of operations or cash flows.
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
     The goodwill amount of $155.5 million arising from the acquisition consists largely of economies of scale expected to be realized from combining the operations of TSYS and FNMS. FNMS is included within the Merchant Services segment, and as such, all of the goodwill was assigned to that segment. The goodwill recognized is expected to be deductible for income tax purposes.
     The following table summarizes the consideration paid for FNMS and the amounts of the assets acquired and liabilities assumed recognized on April 1, 2010 (the acquisition date), as well as the fair value at the acquisition date of the noncontrolling interest in FNMS. TSYS assumed no liabilities in connection with the acquisition.

(in thousands)

Consideration:
Cash	$150,450
Equity instruments	—
Contingent consideration arrangement	—

Fair value of total consideration transferred	150,450
Fair value of TSYS’ equity interest in FNMS held before the business combination	—

$150,450

Acquisition-related costs (included in selling, general, and administrative expenses in TSYS’ income statement for the nine months ended September 30, 2010)	$3,858

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,919
Property and equipment	1,788
Software	243
Identifiable intangible assets	100,800
Other assets	1,204
Financial liabilities	—
Liability arising from a contingency	—

Total identifiable net assets	105,954
Noncontrolling interest in FNMS	(111,000)
Goodwill	155,496

$150,450

     During the third quarter of 2010, the Company revised its valuation of acquired intangible assets from $104.4 million to $100.8 million. The difference of $3.6 million was added to goodwill.

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
     The fair value of the acquired identifiable intangible assets of $100.8 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. At the time of the acquisition, TSYS had identified certain intangible assets that are expected to generate future earnings for the Company: customer-related intangible assets (such as customer lists), contract-based intangible assets (such as referral agreements), technology, and trademarks. The useful lives of the identified intangible assets were primarily determined by forecasted cash flows, which include estimates for certain assumptions such as revenues, expenses, attrition rates, and royalty rates. The useful lives of these identified assets ranged from 3 to 10 years and are being amortized on a straight-line basis based upon their economic pattern of consumption.
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
     The fair value of the noncontrolling interest in FNMS, owned by a private company, was estimated by applying the income and market approaches. In particular, a discounted cash flow method, a guideline companies method, and a recent equity transaction were employed. This fair value measurement is based on significant inputs that are both observable (Level 2) and non-observable (Level 3) in the market as defined in ASC 820. Key assumptions include (a) cash flow projections based on market participant data and developed by Company management, (b) a discount rate range of 12 percent to 14 percent, (c) a terminal value based on long-term sustainable growth rates ranging between 3 percent and 5 percent, (d) an effective tax rate of approximately 36 percent, (e) financial multiples of companies deemed to be similar to FNMS, and (f) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in FNMS.
     Since the acquisition of FNMS, TSYS has included approximately $32.9 million and $62.8 million in revenues associated with FNMS for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2010, TSYS has included approximately $2.1 million and $1.4 million, respectively, in income netted against acquisition related costs associated with FNMS.
     The amounts of FNMS’ revenue and earnings included in TSYS’ consolidated income statement for the three months and nine months ended September 30, 2010, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are:

(in thousands)	Revenue	Net Income	Basic EPS	Diluted EPS

Quarter

Actual from 7/1/2010-9/30/2010	$433,236	$49,706	$0.23	$0.23
Actual from 7/1/2009-9/30/2009	428,917	55,326	0.28	0.28
Supplemental pro forma for 7/1/2009-9/30/2009	456,568	58,334	0.29	0.29

Year-to-Date

Actual from 1/1/2010-9/30/2010	$1,277,586	$154,003	$0.74	$0.74
Actual from 1/1/2009-9/30/2009	1,244,954	156,285	0.79	0.79
Supplemental pro forma for 1/1/2010-9/30/2010	1,305,253	160,154	0.76	0.76
Supplemental pro forma for 1/1/2009-9/30/2009	1,324,472	165,459	0.80	0.80
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
     The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the three months ended September 30, 2010 and 2009:

	Three months ended		Three months ended
	September 30, 2010		September 30, 2009
(in thousands, except	Common	Participating	Common	Participating
per share data)	Stock	Securities	Stock	Securities

Basic EPS:
Net income	$45,743		55,026
Less income allocated to nonvested awards	(226)	226	(407)	407

Net income allocated to common stock for EPS calculation (a)	$45,517	226	54,619	407

Average common shares outstanding (b)	195,679	974	195,721	1,465

Basic EPS (a)/(b)	$0.23	0.23	0.28	0.28

Diluted EPS:
Net income	$45,743		55,026
Less income allocated to nonvested awards	(225)	225	(407)	407

Net income allocated to common stock for EPS calculation (c)	$45,518	225	54,619	407

Average common shares outstanding	195,679	974	195,721	1,465
Increase due to assumed issuance of shares related to common equivalent shares outstanding	78		63

Average common and common equivalent shares and participating securities (d)	195,757	974	195,784	1,465

Diluted EPS (c)/(d)	$0.23	0.23	0.28	0.28

     The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the nine months ended September 30, 2010 and 2009:

	Nine months ended		Nine months ended
	September 30, 2010		September 30, 2009
(in thousands, except	Common	Participating	Common	Participating
per share data)	Stock	Securities	Stock	Securities

Basic EPS:
Net income	$146,773		154,999
Less income allocated to nonvested awards	(738)	738	(1,225)	1,225

Net income allocated to common stock for EPS calculation (a)	$146,035	738	153,774	1,225

Average common shares outstanding (b)	196,060	996	195,552	1,564

Basic EPS (a)/(b)	$0.74	0.74	0.79	0.78

Diluted EPS:
Net income	$146,773		154,999
Less income allocated to nonvested awards	(739)	739	(1,225)	1,225

Net income allocated to common stock for EPS calculation (c)	$146,034	739	153,774	1,225

Average common shares outstanding	196,060	996	195,552	1,564
Increase due to assumed issuance of shares related to common equivalent shares outstanding	86		63

Average common and common equivalent shares and participating securities (d)	196,146	996	195,615	1,564

Diluted EPS (c)/(d)	$0.74	0.74	0.79	0.78

     The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 8.6 million common shares for the three and nine months ended September 30, 2010 and excludes 7.0 million common shares for the three and nine months ended September 30, 2009 because their inclusion would have been anti-dilutive.
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
     The put option is not currently redeemable, but a redemption is considered probable based upon the passage of time of the anniversary dates. As such, the Company has adopted the accounting policy to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date, which the Company believes to be five years. If the put option was currently redeemable, the redemption value at September 30, 2010 is estimated to be approximately $145.0 million. The Company did not accrete any changes to the redemption value as the balance at September 30, 2010 exceeded the accretion fair value amount.
Note 17 — Subsequent Events
     On October 29, 2010, TSYS made a cash payment of approximately $25.0 million for a contract acquisition cost (payment for processing rights) in connection with a contract signed with a new client in October 2010.
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
     The Company’s Merchant Services segment provides merchant services to financial institutions and other organizations, predominately in the United States. On September 30, 2010, TSYS sold certain assets and liabilities of TSYS POS Systems and Services, LLC (TPOS), which was reported under the Merchant Services operating segment prior to the Company reflecting it in discontinued operations.
     For a detailed discussion regarding the Company’s Operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     A summary of the financial highlights for 2010, as compared to 2009, is provided below:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2010	2009	Percent Change	2010	2009	Percent Change
Total revenues	$433.2	428.9	1.0%	$1,277.6	1,245.0	2.6%
Operating income	78.9	88.3	(10.6)	238.5	250.1	(4.7)
Net income attributable to TSYS common shareholders	45.7	55.0	(16.9)	146.8	155.0	(5.3)
     Significant highlights for 2010 include:
Consolidated
•	Announced a partnership agreement with Serverside Group to combine ‘on-demand’ manufacturing processes with card management and customization capabilities.

•	Sold certain assets and liabilities of TPOS, a wholly owned subsidiary involved in the third-party POS terminal deployment business.
North America
•	Signed an agreement with Caterpillar Financial Services Corporation, the financial arm of Caterpillar Inc. to process commercial credit accounts.

•	Announced the signing of a new long-term agreement with U.S. Bank to continue to support the bank’s commercial card payment services, as well as become its exclusive partner in providing card processing services for the bank’s Consumer Directed Healthcare benefit cards, issued by its Healthcare Payment Solutions business line.

•	Introduced an innovative payment card that allows consumers to combine credit and checking payment functionality on a single card.

•	Announced the signing of a multi-year strategic marketing alliance agreement with Alaska Option® to provide credit and signature debit card programs, PIN-based ATM/POS network services, and fraud management solutions for credit unions.

•	Announced an agreement with Lighthouse1 to provide an integrated end-to-end healthcare payment solution.

•	Announced the extension of Canadian Imperial Bank of Commerce’s (CIBC’s) payment services agreement with a multi-year contract renewal for the processing of CIBC’s Visa consumer credit card portfolio.
International
•	Announced the signing of a multi-year payment services agreement with Degussa Bank of Germany to provide a broad range of products and services for its corporate and business clients.

•	Signed an agreement to provide B+S Card Service with back-office merchant acceptance services across Europe.

•	Announced it will provide card and payments services to Cedacri through its fully outsourced processing solution.

•	Announced that SBI Sumishin Net Bank, one of the leading internet-based banks in Japan, selected TSYS to process its payment card portfolio.

•	Announced an agreement to support Tesco Bank’s credit card business in the UK with full customer account management services using the TS2® processing platform.
Merchant
•	Signed a joint venture agreement with First National Bank of Omaha (FNBO) to form a new company, First National Merchant Solutions, LLC (FNMS).

•	Announced the signing of an agreement to provide authorization and capture services to Central Payment Co., one of the fastest-growing, transaction processing providers in the country.

•	Announced a multi-year extension of their multi-currency processing agreement with Planet Payment® to continue to offer Planet Payment’s Dynamic Currency Conversion and Multi-Currency Pricing solutions.

•	Announced the extension of its agreement with Sage Payment Solutions, the payments division for Sage North America, to be their exclusive provider of authorization, settlement and terminal deployment services.
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
RESERVE FOR MERCHANT LOSSES: The Company has potential liability for losses resulting from disputes between a cardholder and a merchant that arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, FNMS must do so. FNMS also bears the risk of reject losses arising from the fact that FNMS collects fees from its merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, FNMS may be unable to collect such fees. FNMS maintains cash deposits or requires the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. Most chargeback and reject losses are charged to cost of services as they are incurred. However, the Company also maintains a loss reserve against losses, including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. TSYS only assumed liabilities as of April 1, 2010 on a go forward basis and thus, has no material merchant loss reserve recorded.
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
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under ASC 740, “Income Taxes,” previously referred to as FASB Interpretation No. 48 (FIN 48), at September 30, 2010 is $3.6 million. Refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
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
Results of Operations
     The following table sets forth certain income statement captions as a percentage of total revenues and the percentage increases or decreases in those items for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,			Nine months ended September 30,
			Percent Change in			Percent Change in
	% of Total Revenue		Dollar Amounts	% of Total Revenue		Dollar Amounts
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Total revenues	100.0%	100.0%	1.0%	100.0%	100.0%	2.6%
Cost of services	69.9	68.7	2.7	69.6	68.7	3.9
Selling, general and administrative expenses	11.9	10.7	12.2	11.7	11.2	7.7

Total operating expenses	81.8	79.4	4.0	81.3	79.9	4.5

Operating income	18.2	20.6	(10.6)	18.7	20.1	(4.7)
Nonoperating expenses	0.0	0.1	nm	(0.1)	(0.3)	nm

Income from continuing operations before income taxes and equity in income of equity investments	18.2	20.7	(11.2)	18.6	19.8	(4.0)
Income taxes	6.4	7.4	(12.6)	6.6	7.1	(5.2)

Income from continuing operations before equity in income of equity investments	11.8	13.3	(10.3)	12.0	12.7	(3.4)
Equity in income of equity investments	0.2	0.4	(32.0)	0.3	0.3	1.7

Income from continuing operations, net of tax	12.0	13.7	(10.9)	12.3	13.0	(3.2)
(Loss) income from discontinued operations, net of tax	(0.5)	(0.8)	24.3	(0.2)	(0.4)	nm

Net income	11.5	12.9	(10.2)	12.1	12.6	(1.5)
Net income attributable to noncontrolling interests	(0.9)	(0.1)	nm	(0.6)	(0.1)	nm

Net income attributable to TSYS common shareholders	10.6%	12.8%	(16.9)%	11.5%	12.5%	(5.3)%

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
     Total revenues increased $4.3 million and $32.6 million, or 1.0% and 2.6%, during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase in revenues for the three and nine months ended September 30, 2010 includes a decrease of $2.7 million and an increase of $1.8 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2010 were $70.0 million and $209.0 million, a decrease of $3.3 million or 4.5% and an increase of $10.9 million or 5.5%, respectively, compared to $73.3 million and $198.1 million for the same periods last year. The increase in reimbursable items was the result of increased Visa access fees. Excluding reimbursable items, revenues increased $7.6 million and $21.7 million, or 2.1% and 2.1%, during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.
     The impact of the acquisition of FNMS was approximately $32.9 million and $62.8 million in revenues for the three and nine months ended September 30, 2010, respectively.
AOF by Portfolio Type

	At September 30,
	2010		2009		Percent
(in millions)	AOF	%	AOF	%	Change
Consumer	180.2	53.1	189.2	55.3	(4.8)
Commercial	51.9	15.3	46.0	13.4	12.9
Stored value	51.4	15.2	37.7	11.1	36.3
Government services	26.9	7.9	24.6	7.2	9.3
Retail	23.1	6.8	39.2	11.4	(40.9)
Debit	5.1	1.5	5.3	1.6	(5.6)
Healthcare	0.6	0.2	0.1	—	nm

Total	339.2	100.0	342.1	100.0	(0.8)

nm = not meaningful
Activity in AOF

	September 2009 to	September 2008 to
(in millions)	September 2010	September 2009
Beginning balance	342.1	355.5
Internal growth of existing clients	20.8	29.6
New clients	33.2	25.7
Purges/Sales	(40.3)	(31.3)
Deconversions	(16.6)	(37.4)

Ending balance	339.2	342.1

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
     In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. TSYS provides accounting, settlement, authorization and other services to Bank of America pursuant to a contract that expired in April 2010, which services accounted for approximately 6.1% and 5.7% of TSYS’ total revenues for the three months ended September 30, 2010 and 2009, respectively. TSYS is actively engaged in discussions with BAMS to extend our relationship beyond 2010. However, a definitive agreement has not yet been reached. TSYS provides a number of additional services to Bank of America, including commercial card processing, small business card processing and card production services.
     Approximately 44% and 46% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for the three months ended September 30, 2010 and 2009, respectively, which are provided at no margin. Approximately 46% and 37% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for the nine months ended September 30, 2010 and 2009, respectively, which are provided at no margin.
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
     Below is a summary of the North America Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except employees)	2010	2009	Percent Change	2010	2009	Percent Change
Total revenues	$231,547	261,580	(11.5)%	$722,585	795,354	(9.1)%
Operating income	52,645	72,173	(27.1)	188,650	214,224	(11.9)
Operating Margin	22.7%	27.6%		26.1%	26.9%
Key indicators:
Employees				4,323	4,749	(9.0)
AOF (in millions)				293.8	302.2	(2.8)
Transactions (in millions)	1,658.3	1,555.8	6.6	4,680.2	4,559.1	2.7
     The decline in total segment revenues for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, is the result of a decrease in revenues associated with client portfolio deconversions, as well as overall economic conditions causing existing clients to be selective in the services being utilized.
International Services
     The International Services segment provides payment processing and related services to clients based primarily outside the North America region. This segment has three major customers.

     Below is a summary of the International Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except employees)	2010	2009	Percent Change	2010	2009	Percent Change
Total revenues	$85,327	86,172	(1.0)%	$242,706	236,406	2.7%
Operating income	12,305	14,047	(12.4)	35,260	36,415	(3.2)
Operating Margin	14.4%	16.3%		14.5%	15.4%
Key indicators:
Employees				2,006	1,872	7.2
AOF (in millions)				45.4	39.9	13.8
Transactions (in millions)	322.9	299.7	7.7	902.0	818.8	10.2
     The decrease in total segment revenues for the three months ended September 30, 2010, as compared to the same period in 2009, is the result of negative foreign currency translation of approximately $2.7 million. The increase in total segment revenues for the nine months ended September 30, 2010, as compared to the same period in 2009, is the result of revenues from new clients and a positive foreign currency translation of approximately $1.9 million.
Merchant Services
     The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. This segment has one major customer.
     Below is a summary of the Merchant Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except employees)	2010	2009	Percent Change	2010	2009	Percent Change
Total revenues	$125,178	90,455	38.4%	$336,402	241,402	39.4%
Operating income	31,439	19,198	63.8	72,662	51,981	39.8
Operating Margin	25.1%	21.2%		21.6%	21.5%
Key indicator:
Employees				1,110	725	53.1
     The increase in total segment revenues for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, is the result of the acquisition of FNMS and higher transaction volumes that resulted from organic growth and slower deconversions.
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
     The Company’s cost of services were $302.7 million and $889.1 million during the three and nine months ended September 30, 2010, respectively, an increase of 2.7% and 3.9%, compared to $294.6 million and $855.5 million for the same periods last year. During the first nine months of 2010, TSYS implemented a plan that reduced its workforce through attrition and job elimination. As part of the workforce reduction, the Company incurred approximately $2.6 million in severance payments.
     The Company’s selling, general and administrative expenses were $51.6 million and $150.0 million during the three and nine months ended September 30, 2010, respectively, an increase of 12.2% and 7.7%, compared to $46.0 million and $139.4 million for the same periods last year. The increase is the result of the impact of the acquisition of FNMS.
     As a result of the acquisition of FNMS, TSYS incurred $0.2 million and $3.9 million during the three and nine months ended September 30, 2010, respectively, of acquisition related costs.

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
Operating Income
     Operating income decreased 10.6% and 4.7% for the three and nine months ended September 30, 2010, respectively, over the same periods in 2009. The Company’s operating profit margin for the three and nine months ended September 30, 2010 was 18.2% and 18.7%, respectively, compared to 20.6% and 20.1% for the same periods last year. TSYS’ operating margin decreased for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, as the result of the loss of revenues associated with deconverted clients, an increase in reimbursable items and non-recurring expenses associated with the acquisition of FNMS.
Nonoperating Income (Expense)
     Interest income for the three months ended September 30, 2010 was $128,000, a decrease of $235,000, compared to $363,000 for the same period in 2009. Interest income for the nine months ended September 30, 2010 was $498,000, a decrease of $1.1 million, compared to $1.6 million for the same period in 2009. The decrease in interest income is primarily attributable to the decline in interest rates.
     Interest expense for the three months ended September 30, 2010 was $789,000, a decrease of $137,000 compared to $926,000 for the same period in 2009. Interest expense for the nine months ended September 30, 2010 was $2.1 million, a decrease of $1.0 million compared to $3.1 million for the same period in 2009. The decrease in interest expense in 2009 compared to 2008 relates to the decline in interest rates.
     For the three months ended September 30, 2010 and 2009, the Company recorded a translation gain of approximately $102,000 and $1.1 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the nine months ended September 30, 2010 and 2009, the Company recorded a translation loss of approximately $34,000 and $2.9 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.
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
     The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2010 was approximately $5.9 million, the majority of which is denominated in Euros.
Income Taxes
     TSYS’ effective income tax rate attributable to continuing operations for the three months ended September 30, 2010 was 36.5%, compared to 35.5% for the same period in 2009. TSYS’ effective income tax rate for the nine months ended September 30, 2010 was 36.0%, compared to 35.7% for the same period in 2009. The calculation of the effective tax rate is income taxes plus income taxes associated with equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 20 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $1.1 million and $1.6 million for the three months ended

September 30, 2010 and 2009, respectively. TSYS’ share of income from its equity in equity investments was $4.4 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively.
Income (Loss) from Discontinued Operations, net of tax
     Loss from discontinued operations, net of tax, for the three months ended September 30, 2010 was $2.5 million compared to $3.3 million for the same period last year. Loss from discontinued operations, net of tax, for the nine months ended September 30, 2010 was $3.2 million, compared to $6.1 million for the same period last year.
Loss on Discontinued Operations, net of tax
     Loss on discontinued operations, net of tax for the three months ended September 30, 2010, increased $394,000 compared to the same period in 2009. Loss from discontinued operations, net of tax for the nine months ended September 30, 2010, decreased $1.7 million compared to the same period in 2009.
Loss on Disposition, net of tax
     Loss on disposition, net of tax for the nine months ended September 30, 2010, was $2.0 million, compared to $3.3 million for the same periods in 2009.
Net Income
     Net income for the three months ended September 30, 2010 decreased 10.2%, or $5.6 million, to $49.7 million, compared to $55.3 million for the same period in 2009. Net income for the nine months ended September 30, 2010 decreased 1.5%, or $2.3 million, to $154.0 million, compared to $156.3 million for the same period in 2009.
     Net income attributable to TSYS common shareholders for the three months ended September 30, 2010 decreased 16.9%, or $9.3 million, to $45.7 million, or basic and diluted earnings per share of $0.23, compared to $55.0 million, or basic and diluted earnings per share of $0.28, for the same period in 2009. Net income attributable to TSYS common shareholders for the nine months ended September 30, 2010 decreased 5.3%, or $8.2 million, to $146.8 million, or basic and diluted earnings per share of $0.74, compared to $155.0 million, or basic and diluted earnings per share of $0.79, for the same period in 2009.
Projected Outlook for 2010
     As compared to 2009, TSYS expects its 2010 total revenues to increase by 1% to 3%, revenues before reimbursable items to increase by 1% to 3%, income from continuing operations to decline by 13% to 12%, and EPS from continuing operations to decline by 13% to 11% based on the following assumptions: (1) there will be no significant movements in LIBOR and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) anticipated levels in employment, technology and other expenses, which are included in 2010 estimates, will be accomplished; (3) there will be no significant movement in foreign currency exchange rates related to TSYS’ business during 2010; (4) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; (5) there will be no deconversions of large clients during the year other than as previously announced; and (6) the economy will not worsen during 2010.
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
Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2010	2009
Net income	$154,003	156,285
Depreciation and amortization	119,107	117,514
Other noncash items and charges, net	29,918	21,973
Loss on disposal of subsidiary	1,641	5,701
Net change in current and other assets and current and other liabilities	(24,767)	31,583

Net cash provided by operating activities	$(279,902)	333,056

     TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2010 in net cash provided by operating activities was primarily the result of the net change in current and other assets and current and other liabilities.
     Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at September 30, 2010, as compared to December 31, 2009, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2010	2009
Cash used in acquisitions, net of cash acquired and cash received in disposition	$(144,307)	1,697
Additions to licensed computer software from vendors	(27,224)	(18,710)
Additions to contract acquisition costs	(42,774)	(23,711)
Purchases of property and equipment, net	(29,848)	(21,344)
Additions to internally developed computer software	(15,220)	(19,367)

Net cash used in investing activities	$(259,373)	(81,435)

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
Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $22.9 million for the three months ended September 30, 2010, bringing the total for 2010 to $42.8 million compared to $23.7 million for the nine months ended September 30, 2009.
     The Company had cash payments for processing rights of approximately $18.8 million during the nine months ended September 30, 2010, respectively, compared to $4.7 million during the nine months ended September 30, 2009.
     Conversion cost additions were $24.0 million and $19.0 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in the amount of conversion cost additions for 2010, as compared to 2009, is the result of the timing of conversion activity in 2010 versus 2009.
Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2010	2009
Dividends paid on common stock	$(41,432)	(41,406)
Proceeds from borrowings of long-term debt	—	5,334
Repurchase of common stock	(46,228)	(329)
Principal payments on long-term debt borrowings and capital lease obligations	(11,938)	(13,178)
Other	404	(227)

Net cash used in financing activities	$(99,194)	(49,806)

     The major use of cash from financing activities has been the payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the occasional use of borrowed funds and the exercise of stock options. The major uses of cash from financing activities in 2010 was for the payment of dividends and the repurchase of common stock. The major use of cash from financing activities in 2009 was for the payment of dividends.
Borrowings
     For a detailed discussion regarding the Company’s borrowings, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and for a detailed discussion regarding the Company’s long-term debt, see “Note 13 Long-term Debt and Capital Lease Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Stock Repurchase Plan
     On April 20, 2010, TSYS announced a stock repurchase plan to purchase up to 10 million shares of TSYS stock. The shares may be purchased from time to time over the next two years at prices considered attractive to the Company. Through September 30, 2010, the Company purchased 3.1 million shares for approximately $45.1 million, at an average price of $14.60.
Dividends
     Dividends on common stock of $13.8 million were paid during the three months ended September 30, 2010, bringing the total for 2010 to $41.4 million compared to $41.4 million paid during the nine months ended September 30, 2009.
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
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.4:1. At September 30, 2010, TSYS had working capital of $527.9 million compared to $590.1 million at December 31, 2009.
Legal Proceedings
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to TSYS’ results of operations for any particular period. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450.
     On September 22, 2010, Safwan Shah filed a lawsuit in the Superior Court of California, Santa Clara County, against Total System Services, Inc., TSYS Acquiring Solutions, LLC and Infonox, a TSYS Company (Case No. 1-10-CV-183173). The claims arise out of TSYS’ purchase of Infonox on the Web (“Infonox”) in November 2008. The Agreement and Plan of Merger in connection with the transaction provided that certain “remaining shareholders” of Infonox could receive “contingent merger consideration” if Infonox reached certain revenue targets during the three years following the closing of the transaction. Plaintiff, a former shareholder of Infonox, alleges that the defendants have wrongfully refused to pay $25 million in “contingent merger consideration” as provided for in the Agreement and Plan of Merger. Plaintiff brings the claim in his individual capacity and also as a representative of other former Infonox shareholders. Plaintiff’s claims allege fraud, fraudulent inducement, negligent misrepresentation, breach of contract, and breach of duty of good faith and fair dealing. Defendants believe that the allegations are without merit and plan to vigorously defend themselves against the allegations. Based on information that is presently available to it, TSYS’ management is unable to predict the outcome of the case and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of this case cannot be ascertained at this time, based upon current knowledge, TSYS’ management does not believe that the eventual outcome of this case will have a material adverse effect on TSYS’ financial position, results of operations or cash flows.
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.

Accounting Standards Update No. 2010-22, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”
          In August 2010, the Task Force issued Accounting Standards Update (ASU) No. 2010-22, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” This ASU is based upon external comments received from the staff of the SEC and the issuance of Staff Accounting Bulletin No. 112, which amends or rescinds portions of certain SAB topics. ASU 2010-22 is effective immediately. The Company has determined the impact of adopting ASU 2010-22 on its financial position, results of operations and cash flows to be immaterial.
Accounting Standards Update No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules”
          In August 2010, the Task Force issued ASU No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules.” This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU 2010-21 is effective immediately. The Company has determined the impact of adopting ASU 2010-21 on its financial position, results of operations and cash flows to be immaterial.
Accounting Standards Update No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force)”
          In April 2010, the Task Force issued ASU No. 2010-17, “Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force).” The Task Force reached a consensus on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 will be effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The Company has determined the impact of adopting ASU 2010-17 on its financial position, results of operations and cash flows to be immaterial.
     Accounting Standards Update No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)”
          In April 2010, the Task Force issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force).” The Task Force reached a consensus that an employee share-based payment with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should be considered an equity classified award assuming all other criteria for equity classification are met. ASU 2010-13 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company has determined the impact of adopting ASU 2010-13 on its financial position, results of operations and cash flows to be immaterial.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse affect on TSYS; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ earnings guidance for 2010 total revenues, revenues before reimbursable items, income from continuing operations and EPS from continuing operations; (iv)TSYS’ belief with respect to lawsuits, claims and other complaints; (v) the expected financial impact of recent accounting pronouncements; (vi) TSYS’ expectation with respect to certain tax matters; and (vii) the economies of scale expected to be realized from combining the operations of TSYS and FNMS; and the assumptions underlying such statements, including, with respect to TSYS’ earnings guidance for 2010: (a) the economy will not worsen during 2010; (b) there will be no deconversions of large clients during the year other than as previously announced; (c) there will be no significant movement in foreign currency exchange rates related to TSYS’ business during 2010; (d) the anticipated levels in employment, technology and other expenses, which are included in 2010 estimates, will be accomplished; (e) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; and (f) there will be no significant movements in LIBOR, and no significant draws on the remaining balance of TSYS’ revolving credit facility. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Other comprehensive gain (loss)	$13.6	(0.1)	$(2.8)	14.5
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at September 30, 2010:

(in millions)	September 30, 2010
Europe	$195.7
China	68.1
Japan	9.0
Mexico	6.1
Canada	1.5
Other	34.6
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation gain of approximately $0.1 million and a translation loss of $34,000 for the three and nine months ended September 30, 2010, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2010 was approximately $5.9 million, the majority of which was denominated in Euros.
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
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at September 30, 2010 was $5.9 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $5.9 million at September 30, 2010.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$59	297	593	(59)	(297)	(593)

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

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2010, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.
     No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 1 — Legal Proceedings
     For information regarding TSYS’ Legal Proceedings, refer to Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended September 30, 2010:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased
(in thousands, except per share data)	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 2010	—	—	—	10,000
August 2010	—	—	—	10,000
September 2010	3,093	$14.60	3,093	6,907

Total	3,093	$14.60

Item 6 — Exhibits
     a) Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: November 4, 2010	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson Chairman of the Board and Chief Executive Officer

Date: November 4, 2010	by:	/s/ James B. Lipham
James B. Lipham Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.
Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from TSYS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.