Form 10-K
period 2010-12-31
TOTAL SYSTEM SERVICES INC
filed 2011-02-28
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
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
     YES ☐                      NO ☑
     As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,565,112,000 based on the closing sale price as reported on the New York Stock Exchange.
     As of February 23, 2011, there were 193,409,543 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2010 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2011 Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2011 (“Proxy Statement”)	Part III

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
     Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides services to financial and nonfinancial institutions. The services we provide are divided into three operating segments, North America Services, which accounted for 54.0% of our revenues in 2010, International Services, which accounted for 19.3% of our revenues in 2010, and Merchant Services, which accounted for 26.7% of our revenues in 2010.
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
     Major Customer. A significant amount of our revenues is derived from long-term contracts with large clients, including our major customer during 2010, Bank of America Corporation. For the year ended December 31, 2010, Bank of America Corporation accounted for approximately 12.9% of our total revenues. As a result, the loss of Bank of America Corporation, or other large clients, could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customer” and “Operating Segments” under the “Financial Review” Section on page 16, and 16 through 19, respectively, and Note 22 on pages 56 through 58 of the Annual Report which are incorporated in this document by reference.
     Competition. We encounter vigorous competition in providing electronic payment services from several different sources. TSYS’ core business is derived from third-party processing for issuers and merchant acquirers. Most of the national market in third party processors is presently being provided by approximately three vendors. We believe that as of December 31, 2010 we are the largest third party card processor in the United States. In addition, we compete with banks and acquirers who choose to process payments in house through proprietary systems and with software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing, bankcard computer service firms and third-party software vendors within the United States and from certain international processors, in-country providers and third-party software vendors with respect to our International Services segment. In addition, payments networks such as Visa, MasterCard and Discover are increasingly offering products and services that compete with our products and services.
     Based upon available market share data that includes cards processed in house, we believe that during 2010 we provided issuer processing services for 21% of the domestic consumer credit card market, 43% of the Canadian credit card market and 16% of the Western European credit card market. We also believe that during 2010 we held an 85% share of the Visa and MasterCard domestic commercial card processing market. With respect to the Merchant Services Segment, we provide third party processing services to merchant acquirers and Independent Sales Organizations (“ISOs”) and we are a direct merchant acquirer through TSYS Merchant Solutions. We believe that we are the second largest processor of merchant accounts and process transactions for approximately 21% of all bankcard accepting merchant locations in the United States. Our direct merchant acquirer business is ranked as the 10th largest merchant acquirer by dollar volume according to The Nilson Report dated March 2010.
     Our major competitor in the card processing industry is First Data Resources, LLC, a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between us and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability and flexibility of infrastructure and servicing capability. Other affiliates of First Data Corporation also compete with us with respect to the provision of merchant services.
     Backlog of Accounts. As of December 31, 2010, we had a pipeline of approximately 13.7 million accounts, approximately 8.8 million of which are expected to be converted during 2011.
     Regulation and Examination. Government regulation affects key aspects of our business, in the U.S. as well as internationally. We are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of federal banking and thrift regulators and the National Credit Union Administration, and also subject to examination by the various state financial regulatory agencies which supervise and regulate the financial institutions for which we provide electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included our internal controls in connection with our present performance of electronic payment processing services, and the agreements pursuant to which we provide such services. In addition, we are registered with Visa, MasterCard, American Express and the Discover Network as a service provider and are subject to their respective rules.
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

     We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). This legislation, which provides for significant financial regulatory reform, may have a significant and negative impact on our clients, which could impact TSYS’ earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on our operations. The Reform Act, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The regulations pertaining to interchange fees that will be adopted by the Federal Reserve Board will be effective in July 2011. Although we cannot predict the impact that the debit interchange regulations will have on us, we do not expect that they will have a significant negative impact on our business as it is predominantly credit card related. The Reform Act also created a new Consumer Financial Protection Bureau which will assume responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. The creation of the bureau and its actions may make payment card transactions less attractive to card issuers, including TSYS’ clients, and thus negatively impact our business. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business.
     Employees. As of December 31, 2010, we had 7,788 full-time equivalent employees.
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
     For more information about our business see the “Financial Overview” Section on pages 9 and 10, the “Financial Review” Section on pages 10 through 27 and Note 1, Note 2, Note 8, Note 19, Note 22, Note 24, Note 25 and Note 28 of Notes to Consolidated Financial Statements on pages 32 through 39, pages 41 and 42, pages 51 through 53, and pages 56 through 61 of the Annual Report which are incorporated in this document by reference.

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
     A significant portion of our revenues is derived from the number of consumer credit transactions that we process which may be affected by, among other things, overall economic conditions. As a result of current economic conditions in the United States, credit card issuers have been reducing credit limits and closing accounts and are more selective with respect to whom they issue credit cards which could negatively impact the number of accounts we have on file for our clients, for which we receive a fee, and internal growth rates for our clients. Future reductions in consumer spending through credit card usage could have a material adverse affect on our financial position and results of operations.
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
We may not convert and deconvert client’s portfolios as scheduled.
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
     We provide services to our clients worldwide. As a result, our revenues derived from international operations are subject to risk of loss from foreign currency exchange rates. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. We have not entered into foreign exchange forward contracts to mitigate the risks associated with our foreign operations. In addition, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our foreign currency into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from international operations and adversely affect our financial position and results of operations. In addition, our revenues derived from international operations are subject to risk of loss as a result of social instability and unfavorable political or diplomatic developments which could negatively impact our financial results.
The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our financial position and results of operations.
     We are involved in various litigation matters and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our financial position and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all. For more information about our legal proceedings, see Item 3 of this annual report.
The ability to adapt technology to changing industry and customer needs or trends may affect our competitiveness or demand for our products, which may adversely affect our financial results.
     Changes in technology may limit the competitiveness of and demand for our services and may result in our disintermediation from the payments value chain. The electronic payments market in which we compete is subject to rapid and significant technological changes, developing industry standards and changing customer needs and preferences. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive. Our inability to respond to new competitors and technological advancements could have a material adverse affect on our financial position and results of operations.
Changes in the laws, regulations, credit card association rules or other industry standards affecting our business may impose costly compliance burdens and negatively impact our business.
     There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways in the U.S. as well as internationally.

Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. Regulation of the payments industry has increased significantly in recent years. Failure to comply with laws, rules and regulations or standards to which we are subject in the U.S. as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on our financial position and results of operations, as well as damage our reputation.
     We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation provides for significant financial regulatory reform. The Reform Act, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The Reform Act also created a new Consumer Financial Protection Bureau which will assume responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of the Reform Act on TSYS is difficult to estimate, in part because regulations need to be adopted by the Federal Reserve Board with respect to interchange fees, and by the Consumer Financial Protection Bureau with respect to consumer financial products and services. These regulations may adversely affect our business or operations, directly or indirectly (if, for example, our clients’ businesses and operations are adversely affected). In addition, we are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the value of revenues we receive, the value of tax losses and tax credits carry forwards recorded on our balance sheet and the amount of our cash flow and have a material adverse effect on our financial position and results of operations.
We are subject to the business cycles and credit risk of our merchant customers and our independent sales organizations.
     The current recessionary economic environment could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. Our merchants and ISOs are also liable for any fines, or penalties, that may be assessed by any card networks. In the event, however, that we are not able to collect such amounts from the merchants or ISOs, due to merchant fraud, breach of contract, insolvency, bankruptcy or any other reason, we may be liable for any such charges which could have a material adverse effect on our financial position and results of operations.

We incur chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers. We cannot accurately anticipate these liabilities, which may adversely affect our financial results.
     In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse affect on our financial position and results of operation.
Fraud by merchants or others may adversely affect our financial results.
     We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our financial position and results of operations.
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
     As of December 31, 2010, we and our subsidiaries owned 14 facilities encompassing approximately 1,445,546 square feet and leased 47 facilities encompassing approximately 814,113 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	9	1,345,800	8	208,097
International Services	2	96,368	24	253,860
Merchant Services	3	3,378	15	352,156
     We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.
     See Note 1, Note 7, Note 19 and Note 22 of Notes to Consolidated Financial Statements on pages 32 through 39, page 41, pages 51 through 53, and pages 56 through 58 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on page 19, and page 21, respectively, of the Annual Report which are incorporated in this document by reference.

Item 3.	Legal Proceedings
     See Note 19 of Notes to Consolidated Financial Statements on pages 51 through 53 of the Annual Report which is incorporated in this document by reference.

Item 4.	Removed and Reserved
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section under the “Financial Review” Section on page 64, Note 17 of Notes to Consolidated Financial Statements on pages 49 and 50 and “Stock Performance Graph” on page 65 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page 9 of the Annual Report is incorporated in this document by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Financial Overview” and “Financial Review” Sections which are set forth on pages 9 through 27 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.” The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2010, 2009 and 2008 was:

(in millions)	2010	2009	2008
Comprehensive income (loss), net of tax	($7.5)	$12.1	($35.1)

     Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2010:

(in millions)	December 31, 2010
Europe	$184.5
China	70.8
Japan	14.2
Mexico	6.6
Canada	1.1
Other	36.1
     We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 19 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation loss of approximately $162,000 for the year ended December 31, 2010 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2010 was approximately $1.7 million, the majority of which is denominated in Euros.
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
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2010 was $1.7 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $1.7 million at December 31, 2010.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$17	87	173	(17)	(87)	(173)
     The foreign currency risks associated with other currencies is not significant.
     Interest Rate Risk. We are also exposed to interest rate risk associated with the investing of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in the short-term interest rates.
     The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The debt obligation’s actual cash flows are denominated in U.S. dollars (US), British Pounds Sterling (GBP) and Japanese YEN (YEN), as indicated in parentheses.

At December 31, 2010	Expected maturity date
Liabilities	2011	2012	2013	2014	2015	TOTAL
(US$ Equivalent in millions)

Long-term Debt:
Fixed Rate (US)	$14.9	13.3	13.4	—	—	$41.6
Average interest rate	1.80%	1.50%	1.50%			1.61%

Variable Rate (US)	$—	168.0	—	—	—	$168.0
Average interest rate		0.90%				0.90%

Variable Rate (GBP)	$0.8	—	—	—	—	$0.8
Average interest rate	2.74%					2.74%

Variable Rate (YEN)	$23.9	—	—	—	—	$23.9
Average interest rate	0.98%					0.98%

Item 8.	Financial Statements and Supplementary Data
     The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section, which is set forth on page 64, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Equity and Comprehensive Income, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting”, which are set forth on pages 28 through 63 of the Annual Report are incorporated in this document by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2010, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 63 of the Annual Report, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page 62 of the Annual Report, are incorporated in this document by reference.
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

Item 11.	Executive Compensation
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION”;

•	“EXECUTIVE COMPENSATION” — “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Risk Assessment of Compensation Programs” and “Compensation Tables and Narratives”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Committees of the Board” — “Compensation Committee Interlocks and Insider Participation”.
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
     Information pertaining to equity compensation plans is contained in Note 15 of Notes to Consolidated Financial Statements on page 46 of the Annual Report and is incorporated in this document by reference.
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
     (a) 1. Financial Statements
          The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 28 through 63 of the Annual Report.
Consolidated Balance Sheets — December 31, 2010 and 2009.
Consolidated Statements of Income — Years Ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Equity and Comprehensive Income — Years Ended December 31, 2010, 2009 and 2008.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Management’s Report on Internal Control Over Financial Reporting.
     2. Financial Statement Schedules
          The following report of independent registered public accounting firm and consolidated financial statement schedule of TSYS are included:

Report of Independent Registered Public Accounting Firm.
Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2010, 2009 and 2008.
          All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.
     3. Exhibits
          The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.6 through 10.39 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated April 30, 2009.

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009.

10.1	Credit Agreement of TSYS with Bank of America N.A., as Administrative Agent, the Royal Bank of Scotland plc, as Syndication Agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated December 27, 2007.

10.2	Indemnification and Insurance Matters Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.3	Investment Agreement (excluding exhibits and schedules) dated March 1, 2010 by and between First National Bank of Omaha and TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

Exhibit
Number	Description

10.4	Assignment of Investment Agreement dated April 1, 2010 between TSYS and Columbus Depot Equipment Company, a wholly owned subsidiary of TSYS, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.5	Amended and Restated Limited Liability Company Agreement of FNMS Holding, LLC (excluding exhibits and schedules) dated April 1, 2010 by and between Columbus Depot Equipment Company, First National Bank of Omaha, FN Merchant Partners, Inc. and FNMS Holding, LLC, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.
EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.6	Director Stock Purchase Plan of TSYS, incorporated by reference to Exhibit 10.4 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 1, 2010.

10.7	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.8	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010.

10.9	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.10	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

10.11	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

Exhibit
Number	Description

10.12	Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.15 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.13	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.14	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.15	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.16	Summary of Board of Directors Compensation.

10.17	Form of Non-Employee Director Restricted Stock Award Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.18	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.19	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.20	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

Exhibit
Number	Description

10.21	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.22	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.23	Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.30 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.24	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.25	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.26	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.27	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.28	Form of Performance-Based Retention Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

Exhibit
Number	Description

10.29	Form of Revised Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.30	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.31	Form of Performance Share Agreement for 2009 performance share awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.32	Form of Amended and Revised Stock Option Agreement for 2008 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.33	Form of Amended and Revised Stock Option Agreement for 2009 stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.40 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.34	Form of Stock Option Agreement for 2010 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.35	Form of Performance Share Agreement for 2010 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.36	Form of Performance-Based Special Stock Option Agreement for performance-based stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

Exhibit
Number	Description

10.37	Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan.

10.38	Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan.

10.39	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007.

13.1	Certain specified pages of TSYS’ 2010 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2010 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2010 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

99.2	Annual Report on Form 11-K for the Total System Services, Inc. Director Stock Purchase Plan for the year ended December 31, 2010 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)
     We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Total System Services, Inc.:
Under date of February 25, 2011, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and equity and comprehensive income for each of the years in the three-year period ended December 31, 2010, as contained in the 2010 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Our report refers to changes in the manner in which the Company accounts for noncontrolling interests as of January 1, 2009 (note 1) and earnings per share as of January 1, 2009 (notes 1 and 27).
/s/ KPMG LLP
Atlanta, Georgia
February 25, 2011

TOTAL SYSTEM SERVICES, INC.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
		Changes in
	Balance at	allowances, charges to				Balance at
	beginning	expenses and changes				end
	of period	to other accounts		Deductions		of period
Year ended December 31, 2008:
Provision for doubtful accounts	$4,957	(1,590	)(1)	(677	) (3)	$2,690
Provision for billing adjustments	$4,780	1,331	(1)	(798)	(3)	$5,313
Transaction processing accruals - processing errors	$8,525	3,151	(2)	(6,259	) (3)	$5,417
Year ended December 31, 2009:
Provision for doubtful accounts	$2,690	980	(1)	(2,054)	(3)	$1,616
Provision for billing adjustments	$5,313	5,011	(1)	(5,623)	(3)	$4,701
Transaction processing accruals - processing errors	$5,417	4,056	(2)	(3,989)	(3)	$5,484
Year ended December 31, 2010:
Provision for doubtful accounts	$1,616	500	(1)	(134)	(3)	$1,982
Provision for billing adjustments	$4,701	(1,297	) (1)	(844)	(3)	$2,560
Transaction processing accruals - processing errors	$5,484	3,891	(2)	(4,235)	(3)	$5,140

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in selling, general and administrative expenses and the charges for billing adjustment which are recorded against revenues.

(2)	Amount reflected is the change in transaction processing accruals reflected in cost of services expenses.

(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC. (Registrant)
February 25, 2011	By:	/s/ Philip W. Tomlinson
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

/s/ Philip W. Tomlinson	Date: February 25, 2011

Philip W. Tomlinson,
Principal Executive Officer
and Chairman of the Board

/s/ M. Troy Woods	Date: February 25, 2011

M. Troy Woods,
President and Director

/s/ James B. Lipham	Date: February 25, 2011

James B. Lipham,
Senior Executive Vice President
and Principal Financial Officer

/s/ Dorenda K. Weaver	Date: February 25, 2011

Dorenda K. Weaver,
Chief Accounting Officer

/s/ Richard E. Anthony	Date: February 25, 2011

Richard E. Anthony,
Director

/s/ James H. Blanchard	Date: February 25, 2011

James H. Blanchard,
Director and Chairman of the
Executive Committee

/s/ Richard Y. Bradley	Date: February 25, 2011

Richard Y. Bradley,
Director

/s/ Kriss Cloninger III	Date: February 25, 2011

Kriss Cloninger III,
Director

/s/ Walter W. Driver, Jr.	Date: February 25, 2011

Walter W. Driver, Jr.,
Director

/s/ Gardiner W. Garrard, Jr.	Date: February 25, 2011

Gardiner W. Garrard, Jr.,
Director

/s/ Sidney E. Harris	Date: February 25, 2011

Sidney E. Harris,
Director

/s/ Mason H. Lampton	Date: February 25, 2011

Mason H. Lampton,
Director

/s/ H. Lynn Page	Date: February 25, 2011

H. Lynn Page,
Director

/s/ W. Walter Miller, Jr.	Date: February 25, 2011

W. Walter Miller, Jr.,
Director

/s/ John T. Turner	Date: February 25, 2011

John T. Turner,
Director

/s/ Richard W. Ussery	Date: February 25, 2011

Richard W. Ussery,
Director

/s/ James D. Yancey	Date: February 25, 2011

James D. Yancey,
Director

/s/ Rebecca K. Yarbrough	Date: February 25, 2011

Rebecca K. Yarbrough,
Director