Form 10-Q
period 2011-03-31
TOTAL SYSTEM SERVICES INC
filed 2011-05-06
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: May 6, 2011
Common Stock, $0.10 par value	192,652,326 shares

TOTAL SYSTEM SERVICES, INC.
INDEX

Page
Number
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited) — March 31, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Income (unaudited) — Three months ended March 31, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows (unaudited) — Three months ended March 31, 2011 and 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	31
Part II. Other Information
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	32
Signatures	33
Exhibit Index	34
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

TOTAL SYSTEM SERVICES, INC.
Part I — Financial Information
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$252,488	394,795
Restricted cash	92	434
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.5 million and $4.5 million at 2011 and 2010, respectively	236,952	238,283
Deferred income tax assets	9,552	11,090
Prepaid expenses and other current assets	72,927	77,211

Total current assets	572,011	721,813
Property and equipment, net of accumulated depreciation and amortization of $331.4 million and $317.4 million at 2011 and 2010, respectively	297,463	300,102
Computer software, net of accumulated amortization of $517.7 million and $497.6 million at 2011 and 2010, respectively	236,587	246,424
Contract acquisition costs, net of accumulated amortization of $272.3 million and $260.7 million at 2011 and 2010, respectively	167,534	166,251
Goodwill	321,990	320,399
Equity investments	80,379	77,127
Other intangible assets, net of accumulated amortization of $28.9 million and $26.9 million at 2011 and 2010, respectively	77,316	83,118
Other assets	31,745	37,027

Total assets	$1,785,025	1,952,261

Liabilities
Current liabilities:
Current portion of long-term debt	$38,478	39,557
Current portion of obligations under capital leases	12,898	13,191
Accrued salaries and employee benefits	14,091	27,414
Accounts payable	32,069	36,068
Other current liabilities	120,880	111,040

Total current liabilities	218,416	227,270
Long-term debt, excluding current portion	191,409	194,703
Deferred income tax liabilities	44,773	42,547
Obligations under capital leases, excluding current portion	27,705	30,573
Other long-term liabilities	57,305	53,363

Total liabilities	539,608	548,456

Redeemable noncontrolling interest in consolidated subsidiary	—	146,000

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 201,609 and 201,326 issued at 2011 and 2010, respectively; 192,905 and 194,528 outstanding at 2011 and 2010, respectively	20,140	20,133
Additional paid-in capital	95,346	119,722
Accumulated other comprehensive income (loss), net	7,405	(2,585)
Treasury stock, at cost (shares of 8,704 and 6,798 at 2011 and 2010, respectively)	(149,430)	(115,449)
Retained earnings	1,254,554	1,219,303

Total shareholders’ equity	1,228,015	1,241,124

Noncontrolling interests in consolidated subsidiaries	17,402	16,681

Total equity	1,245,417	1,257,805

Total liabilities and equity	$1,785,025	1,952,261

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2011	2010
Total revenues	$429,430	413,464

Cost of services	301,492	290,538
Selling, general and administrative expenses	54,910	43,214

Total operating expenses	356,402	333,752

Operating income	73,028	79,712
Nonoperating expenses	(728)	(261)

Income from continuing operations before income taxes and equity in income of equity investments	72,300	79,451
Income taxes	25,158	28,097

Income from continuing operations before equity in income of equity investments	47,142	51,354
Equity in income of equity investments, net of tax	2,270	893

Income from continuing operations, net of tax	49,412	52,247
Loss from discontinued operations, net of tax	—	(428)

Net income	49,412	51,819
Net income attributable to noncontrolling interests	(622)	(492)

Net income attributable to TSYS common shareholders	$48,790	51,327

Basic earnings per share (EPS) (Note 13):
Income from continuing operations to TSYS common shareholders	$0.25	0.26
Loss from discontinued operations to TSYS common shareholders	—	0.00

Net income attributable to TSYS common shareholders	$0.25	0.26

Diluted EPS:
Income from continuing operations to TSYS common shareholders	$0.25	0.26
Loss from discontinued operations to TSYS common shareholders	—	0.00

Net income attributable to TSYS common shareholders	$0.25	0.26

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$48,790	51,755
Loss from discontinued operations	—	(428)

Net income	$48,790	51,327

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,412	51,819
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on foreign currency	352	(247)
Equity in income of equity investments, net of tax	(2,270)	(893)
Dividends received from equity investments	13	—
Depreciation and amortization	41,068	38,564
Amortization of debt issuance costs	26	38
Share-based compensation	4,332	2,913
Excess tax benefit from share-based payment arrangements	(103)	(111)
Asset impairments	773	—
Provisions for (recoveries of) bad debt expenses and billing adjustments	204	(658)
Charges for transaction processing provisions	1,296	849
Deferred income tax expense	3,874	3,665
Loss (gain) on disposal of equipment, net	(1,497)	30
Changes in operating assets & liabilities:
Accounts receivable	2,971	9,874
Prepaid expenses, other current assets and other long-term assets	14,046	2,892
Accounts payable	(4,635)	8,319
Accrued salaries and employee benefits	(13,800)	(32,707)
Other current liabilities and other long-term liabilities	6,109	49,188

Net cash provided by operating activities	102,171	133,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(5,960)	(9,170)
Additions to licensed computer software from vendors	(1,280)	(3,769)
Additions to internally developed computer software	(4,478)	(5,760)
Proceeds from sale of tradenames	4,500	—
Additions to contract acquisition costs	(7,202)	(9,914)

Net cash used in investing activities	(14,420)	(28,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of noncontrolling interest	(174,050)	—
Repurchase of common stock	(35,700)	(1,075)
Dividends paid on common stock	(13,556)	(13,797)
Excess tax benefit from share-based payment arrangements	103	111
Principal payments on long-term debt borrowings and capital lease obligations	(8,551)	(3,731)
Proceeds from exercise of stock options	1,119	109

Net cash used in financing activities	(230,635)	(18,383)

CASH AND CASH EQUIVALENTS:
Effect of exchange rate changes on cash and cash equivalents	577	(2,007)

Net increase (decrease) in cash and cash equivalents	(142,307)	84,532
Cash and cash equivalents at beginning of period	394,795	449,955

Cash and cash equivalents at end of period	$252,488	534,487

Supplemental cash flow information:
Interest paid	$709	304

Income taxes paid, net	$3,447	3,682

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
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results of interim periods are not necessarily indicative of results to be expected for the year.
Note 2 — Fair Value Measurement
     ASC 820, “Fair Value Measurements and Disclosure,” requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant level of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:
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
     In February 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance under ASC 825, “Financial Instruments.” ASC 825 permits the Company to choose to measure many financial instruments and certain other items at fair value. Upon adoption of the guidance on January 1, 2008, TSYS did not elect the fair value option for any financial instrument it did not currently report at fair value.
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
     At March 31, 2011, the Company had recorded goodwill in the amount of $322.0 million.
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
     Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2011	December 31, 2010
Cash and cash equivalents in domestic accounts	$195,577	347,734
Cash and cash equivalents in foreign accounts	56,911	47,061

Total	$252,488	394,795

     At March 31, 2011 and December 31, 2010, the Company had approximately $31.4 million and $29.9 million in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.
Prepaid Expenses and Other Current Assets
     Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2011	December 31, 2010
Prepaid expenses	$20,396	15,421
Supplies inventory	5,045	7,138
Income taxes receivable	—	12,977
Other	47,486	41,675

Total	$72,927	77,211

Contract Acquisition Costs, net
     Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2011	December 31, 2010
Conversion costs, net of accumulated amortization of $96.7 million and $90.9 million at 2011 and 2010, respectively	$85,788	80,521
Payments for processing rights, net of accumulated amortization of $175.6 million and $169.8 million at 2011 and 2010, respectively	81,746	85,730

Total	$167,534	166,251

     Amortization expense related to conversion costs, which is recorded in cost of services, was $4.5 million and $4.1 million for the three months ended March 31, 2011 and 2010, respectively.
     Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.9 million and $5.8 million for the three months ended March 31, 2011 and 2010, respectively.

Other Current Liabilities
     Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2011	December 31, 2010
Deferred revenues	$35,936	34,184
Accrued expenses	28,822	29,999
Dividends payable	13,529	13,634
Accrued income taxes	10,982	2,920
Other	31,611	30,303

Total	$120,880	111,040

Note 4 — Long-Term Debt
     Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2010, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, for a discussion regarding long-term debt.
Note 5 — Comprehensive Income
     For the three months ended March 31, comprehensive income is summarized below:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	TSYS	Noncontrolling		TSYS	Noncontrolling
(in thousands)	Shareholders	Interests	Total	Shareholders	Interests	Total
Net income	$48,790	622	$49,412	$51,327	492	$51,819
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	10,172	99	10,271	(12,855)	(721)	(13,576)
Change in accumulated OCI related to postretirement healthcare plans	(182)	—	(182)	37	—	37

Total	$58,780	721	$59,501	$38,509	(229)	$38,280

     The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) are as follows:

	Beginning Balance	Pretax			Ending Balance
(in thousands)	December 31, 2010	Amount	Tax Effect	Net-of-Tax Amount	March 31, 2011
Foreign currency translation adjustments	$(1,242)	12,281	(2,109)	10,172	$8,930
Change in accumulated OCI related to postretirement healthcare plans	(1,343)	(285)	103	(182)	(1,525)

Total	$(2,585)	11,996	(2,006)	9,990	$7,405

     Consistent with its overall strategy of pursuing international investment opportunities, TSYS adopted the permanent reinvestment exception under ASC 740, “Income Taxes,” with respect to future earnings of certain foreign subsidiaries. Its decision to permanently reinvest foreign earnings offshore means TSYS will no longer allocate taxes to foreign currency translation adjustments associated with these foreign subsidiaries accumulated in other comprehensive income.
Note 6 — Share-Based Compensation
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.

Share-Based Compensation
     TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended March 31, 2011, share-based compensation was $4.3 million, compared to $2.9 million for the same period in 2010. Included in the $4.3 million amount for 2011 and $2.9 million amount for 2010 is approximately $1.9 million and $1.0 million, respectively, related to expensing the fair value of stock options.
Nonvested and Performance Share Awards
     During the first three months of 2011, the Company issued 193,971 shares of TSYS common stock with a market value of $3.4 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.
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
     As of March 31, 2011, there was approximately $9.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.1 years.
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
     As of March 31, 2011, there was approximately $661,000 of total unrecognized compensation cost related to the 2008 grant of nonvested performance share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2011.
     On March 15, 2011, TSYS authorized a total grant of 263,292 performance shares to certain key executives with a performance based vesting schedule (2011 performance shares). These 2011 performance shares have a 2011-2013 performance period for which the Compensation Committee established two performance goals: revenues before reimbursables and income from continuing operations and, if such goals are attained in 2012, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.
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
     As of March 31, 2011, there was approximately $7.3 million of total unrecognized compensation cost related to the 2010 and 2011 performance shares compensation arrangement. That cost is expected to be recognized until the end of 2013.
Stock Option Awards
     During the first three months of 2011, the Company granted 699,426 stock options to key TSYS executive officers. The average fair value of the option grant was $5.77 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $17.57; risk-free interest rate of 2.96%; expected volatility of 30.0%; expected term of 8.5 years; and dividend yield of 1.59%. The grant will vest over a period of 3 years.

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
     As of March 31, 2011, there was approximately $9.5 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.2 years.
Note 7 — Income Taxes
     TSYS is the parent of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2007 and with a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2003. There are currently no Federal tax examinations in progress. However, a number of tax examinations are in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.
     TSYS’ effective tax rate attributable to continuing operations was 34.0% and 35.2% for the three months ended March 31, 2011 and March 31, 2010, respectively. The decreased rate during the March 31, 2011 period was mostly due to differences in discrete charges and changes in the jurisdictional sources of income.
     TSYS adopted the provisions of ASC 740, “Income Taxes,” on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change significantly during the three months ended March 31, 2011.
     TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.6 million and $1.1 million as of and March 31, 2011 and December 31, 2010, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2011 and December 31, 2010 that, if recognized, would affect the effective tax rates are $3.7 million and $4.2 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $0.5 million and $1.0 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.
Note 8 — Segment Reporting and Major Customers
     The Company reports selected information about operating segments in accordance with ASC 280, “Segment Reporting.” The Company’s segment information reflects the information that the chief operating decision maker (CODM) uses to make resource allocations and strategic decisions. The CODM at TSYS consists of the chairman of the board and chief executive officer, the president and the four senior executive vice presidents.
     TSYS provides electronic payment processing and other services to card-issuing and merchant acquiring institutions in the United States and internationally through online accounting and electronic payment processing systems.
     North America Services includes electronic payment processing services and other services provided from within the North America region. International Services includes electronic payment processing and other services provided from outside the North America region. Merchant Services includes electronic processing and other services provided to merchant acquiring institutions. Corporate administration expenses, such as finance, legal, human resources, mergers and acquisitions and investor relations, that exist in all operating segments are accumulated and categorized as Corporate Administration.

Operating Segments

	Three months ended March 31,
			Change
(in thousands)	2011	2010	$	%

Revenues before reimbursable items
North America Services	$194,590	215,309	(20,719)	(9.6)
International Services	87,419	76,281	11,138	14.6
Merchant Services	86,519	56,773	29,746	52.4
Intersegment revenues	(5,885)	(5,702)	(183)	(3.2)

Revenues before reimbursable items from external customers	$362,643	342,661	19,982	5.8

Total revenues
North America Services	$230,559	254,228	(23,670)	(9.3)
International Services	90,710	79,392	11,318	14.3
Merchant Services	115,756	87,318	28,438	32.6
Intersegment revenues	(7,595)	(7,474)	(121)	(1.6)

Revenues from external customers	$429,430	413,464	15,965	3.9

Depreciation and amortization
North America Services	$19,467	20,403	(936)	(4.6)
International Services	11,708	8,595	3,113	36.2
Merchant Services	9,146	8,537	609	7.1
Corporate Administration	747	981	(234)	(23.9)

Total depreciation and amortization	$41,068	38,516	2,552	6.6

Segment operating income
North America Services	$55,200	69,788	(14,588)	(20.9)
International Services	11,024	11,283	(259)	(2.3)
Merchant Services	26,923	17,856	9,067	50.8
Corporate Administration	(20,119)	(19,215)	(904)	(4.7)

Operating income	$73,028	79,712	(6,684)	(8.4)

			Change
	At March 31, 2011	At December 31, 2010	$	%

Total Assets
North America Services	$1,580,240	1,632,882	(52,642)	(3.2)
International Services	427,518	408,880	18,638	4.6
Merchant Services	444,219	460,750	(16,531)	(3.6)
Corporate Administration	(666,952)	(550,251)	(116,701)	21.2

Total Assets	$1,785,025	1,952,261	(167,236)	(8.6)

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

     The following geographic data presents revenues based on the domicile of the Company’s customers.

	Three months ended March 31,
(in millions)	2011	2010
United States	$292.7	293.5
Europe*	65.8	62.5
Canada	44.1	36.7
Japan*	17.4	12.2
Mexico	1.9	1.7
Other	7.5	6.9

Total	$429.4	413.5

*	Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.
     The following table reconciles geographic revenues to revenues by operating segment based on the domicile of the Company’s customers.

	Three months ended March 31,
	North America Services		International Services		Merchant Services
(in millions)	2011	2010	2011	2010	2011	2010
United States	$178.9	206.8	—	—	113.8	86.7
Europe	0.2	0.2	65.6	62.2	—	0.1
Canada	44.0	36.5	—	—	0.1	0.2
Japan	—	—	17.4	12.2	—	—
Mexico	1.9	1.7	—	—	—	—
Other	2.5	2.2	4.8	4.5	0.2	0.2

Total	$227.5	247.4	87.8	78.9	114.1	87.2

     The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At March 31, 2011	At December 31, 2010
United States	$199.2	203.8
Europe	58.6	58.3
Japan	11.2	11.3
Other	28.5	26.7

Total	$297.5	300.1

Major Customers
     For the three months ended March 31, 2011, the Company had one major customer which accounted for approximately 12.5%, or $53.6 million, of total revenues. For the three months ended March 31, 2010, this major customer accounted for approximately 13.1%, or $54.5 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.
Note 9 — Supplementary Cash Flow Information
Nonvested Awards
     During the first three months of 2011 and 2010, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 6 for more information.
Equipment and Software Acquired Under Capital Lease Obligations
     The Company acquired equipment and software under capital lease obligations in the amount of $14.9 million during the first three months of 2010 related to storage and other peripheral hardware.

Note 10 — Legal Proceedings
General
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters not specifically discussed below are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.
Infonox Matter
     On April 29, 2011, TSYS entered into an agreement with Safwan Shah, both individually and in his capacity as a representative of certain remaining shareholders (the “Agreement”) to resolve all claims against Total System Services, Inc., TSYS Acquiring Solutions, L.L.C. and Infonox, a TSYS company, alleged in the previously disclosed litigation initiated by Mr. Shah in the Superior Court of California, Santa Clara County (Case No. 1-10-CV-183173). Such claims arose out of TSYS’ purchase of Infonox on the Web (“Infonox”) in November 2008. The Agreement provides for the payment by TSYS of $6 million of contingent merger consideration to Mr. Shah and the other remaining shareholders pursuant to the Agreement and Plan of Merger entered into in connection with the transaction and also provides for the dismissal of the litigation with prejudice and the mutual release of all parties to the litigation. The payment of the contingent merger consideration by TSYS will be recorded as goodwill and will have no impact on TSYS’ results of operations.
Electronic Payment Systems Matter
     In February 2007, TSYS Acquiring Solutions, L.L.C., a wholly owned subsidiary of TSYS (“TSYS Acquiring”), filed a demand for arbitration for payment of past due processing fees pursuant to a contract with Electronic Payment Systems LLC (“EPS”), an acquiring independent sales organization. EPS counterclaimed and alleged certain monetary damages. In April 2008, EPS amended its counterclaims, adding a claim for a declaration that the arbitrator award EPS ownership, control and access to the 1-800 number that connects EPS’ merchants to TSYS Acquiring as EPS’ processor. On January 20, 2009, the arbitrator denied all TSYS Acquiring’s claims, awarded EPS approximately $3.3 million in damages and fees and awarded EPS immediate ownership, control and access over the 1-800 number.
     On January 26, 2009, TSYS Acquiring filed an action (the “First Action”) in the United States District Court for the District of Arizona (Civil Action No. CV09-00155-PHX-JAT) seeking to vacate the arbitration award. However, on October 22, 2009, the court granted summary judgment in favor of EPS. On May 4, 2010, after the court denied post-judgment motions filed by TSYS Acquiring, the court confirmed the monetary judgment and TSYS Acquiring paid the monetary judgment to EPS. TSYS Acquiring had been using seven 1-800 numbers to connect EPS’ merchants and the court interpreted the arbitrator’s award to include all seven numbers.
     On May 14, 2010, TSYS Acquiring filed a second action (the “Second Action”) in the United States District Court for the District of Arizona (Civil Action No. CV10-01060-PHX-DGC) seeking a declaratory judgment that TSYS did not need to give EPS ownership and control of the seven 1-800 numbers. EPS filed a motion for summary judgment on the request for declaratory relief. EPS also filed a counterclaim arguing that TSYS Acquiring should be required to pay EPS for its continued use of the 1-800 number and seeking punitive damages based on various consumer protection statutes. On November 9, 2010, the court granted EPS’ motion for summary judgment. The EPS counterclaims that were not previously dismissed in the Second Action remain pending.
     On December 3, 2010, EPS filed a motion to compel in the First Action seeking to require TSYS Acquiring to provide EPS with immediate ownership, control and access over the seven 1-800 numbers used by EPS merchants.
     On January 24, 2011, TSYS Acquiring filed a petition with the Federal Communications Commission (“FCC”) seeking a ruling that the enforcement of the arbitration award regarding the 1-800 numbers would violate the FCC’s rules regarding the allocation and transfer of 1-800 numbers.
     On February 15, 2011, the court in the First Action issued an order (the “Order”) requiring TSYS Acquiring to comply with the arbitration award by moving all non-EPS merchants off of 1-800 numbers used by EPS merchants, and to then transfer to EPS the seven toll free numbers at issue. The Order requires compliance within 90 days. In addition, the court rejected TSYS Acquiring’s arguments that the award cannot be enforced because it violates FCC regulations.

     On February 24, 2011, the FCC released a Declaratory Ruling granting TSYS Acquiring’s petition by affirming that the FCC has exclusive jurisdiction over the transfer of toll free numbers, and noting that several aspects of the arbitrator’s ruling and the affirmation of that ruling by the United States District Court for the District of Arizona conflicted with the FCC’s rules and related tariffs governing the transfer of toll free numbers. Because of this, the Declaratory Ruling proceeded to direct those third parties charged with the administration of the seven toll free numbers for TSYS Acquiring, as well as the Toll Free Number Administrator charged with administering the database of toll free numbers, to reject any requests seeking a transfer of those numbers from TSYS Acquiring to another party, absent a specific directive from the FCC.
     Following the FCC’s Declaratory Ruling that the toll free numbers may not be transferred by an order of the court or the arbitrator, TSYS Acquiring filed a motion for reconsideration with the United States District Court of the District of Arizona with respect to the Order. On April 8, 2011, the United States District Court for the District of Arizona denied TSYS Acquiring’s motion but granted a stay of enforcement of the Order pending EPS’ appeal of the FCC’s Declaratory Ruling. Therefore, TSYS Acquiring is not required to comply with the Order within the 90-day time frame initially imposed by the court and does not intend to comply with the Order unless and until such time as is required by the court.
     In light of the FCC’s Declaratory Ruling that the toll free numbers may not be transferred by an order of the court or the arbitrator, TSYS Acquiring intends to continue to vigorously defend itself against any future enforcement of the Order in the United States District Court for the District of Arizona, and if necessary, the Ninth Circuit Court of Appeals.
     If the Order is not ultimately vacated or modified in response to the FCC’s Declaratory Ruling, or if EPS is successful in it’s appeal of the FCC’s Declaratory Ruling, it would require TSYS Acquiring to move over 750,000 merchants that use one of the seven numbers that EPS seeks to possess to other toll free numbers. TSYS Acquiring cannot estimate the cost of such compliance, but TSYS Acquiring believes the cost of such compliance would be substantial. However, we are unable to estimate the potential loss or range of losses at this time. Based upon current knowledge, TSYS’ management does not believe that the eventual outcome of this case will have a material adverse effect on TSYS’ financial position, results of operations or cash flows. However, it is possible that the ultimate outcome of this case may be material to TSYS’ results of operations for any particular period.
Note 11 — Guarantees and Indemnifications
     The Company has entered into processing and licensing agreements with its clients that include intellectual property indemnification clauses. The Company generally agrees to indemnify its clients, subject to certain exceptions, against legal claims that TSYS’ services or systems infringe on certain third party patents, copyrights or other proprietary rights. In the event of such a claim, the Company is generally obligated to hold the client harmless and pay for related losses, liabilities, costs and expenses, including, without limitation, court costs and reasonable attorney’s fees. The Company has not made any indemnification payments pursuant to these indemnification clauses. In addition, the Company has indemnification obligations to Synovus Financial Corp. pursuant to the disaffiliation and related agreements entered into by the parties in connection with the corporate spin-off of TSYS from Synovus Financial Corp.
     The Company has not recorded a liability for guarantees or indemnities in the accompanying condensed consolidated balance sheets, since neither a range nor a maximum amount of potential future payments under such guarantees and indemnities is determinable.
Note 12 — Business Combinations
TSYS Merchant Solutions
     On March 1, 2010, TSYS announced the signing of an Investment Agreement with First National Bank of Omaha (FNBO) to form a new joint venture company, First National Merchant Solutions(FNMS). Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2010, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, for more information on the acquisition of TMS.
     On January 4, 2011, TSYS announced it had acquired the remaining 49-percent interest in FNMS, effective January 1, 2011, from FNBO. The entity was rebranded as TSYS Merchant Solutions (TMS).

     The amounts of TMS’ revenue and earnings included in TSYS’ consolidated income statement for the three months ended March 31, 2011, and the pro forma revenue and 100-percent of the earnings of the combined entity had the acquisition date been January 1, 2010 are:

		Net Income	Basic EPS	Diluted EPS
		Attributable to	Attributable to	Attributable to
		TSYS Common	TSYS Common	TSYS Common
(in thousands)	Revenue	Shareholders	Shareholders	Shareholders

Actual from 1/1/2011-3/31/2011	$429,430	$48,790	$0.25	$0.25
Actual from 1/1/2010-3/31/2010	413,464	51,327	0.26	0.26
Supplemental pro forma for 1/1/2010-3/31/2010	442,504	56,008	0.29	0.28
Note 13 — Earnings Per Share
     In June 2008, the FASB issued authoritative guidance under ASC 260, “Earnings Per Share.” The guidance under ASC 260 holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in ASC 260, and therefore should be included in computing earnings per share (EPS) using the two-class method.
     The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes two or more classes of common stock or common stock and participating securities. It determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings.
     The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the three months ended March 31, 2011 and 2010:

	Three months ended		Three months ended
	March 31, 2011		March 31, 2010
(in thousands, except	Common	Participating	Common	Participating
per share data)	Stock	Securities	Stock	Securities

Basic EPS:
Net income	$48,790		51,327
Less income allocated to nonvested awards	(191)	191	(264)	264

Net income allocated to common stock for EPS calculation (a)	$48,599	191	51,063	264

Average common shares outstanding (b)	192,851	765	196,160	1,016

Basic EPS (a)/(b)	$0.25	0.25	0.26	0.26

Diluted EPS:
Net income	$48,790		51,327
Less income allocated to nonvested awards	(191)	191	(263)	263

Net income allocated to common stock for EPS calculation (c)	$48,599	191	51,064	263

Average common shares outstanding	192,851	765	196,160	1,016
Increase due to assumed issuance of shares related to common equivalent shares outstanding	305		86

Average common and common equivalent shares and participating securities (d)	193,156	765	196,246	1,016

Diluted EPS (c)/(d)	$0.25	0.25	0.26	0.26

     The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 8.7 million common shares for the three months ended March 31, 2011 and excludes 7.1 million common shares for the three months ended March 31, 2010 because their inclusion would have been anti-dilutive.
Note 14 — Redeemable Noncontrolling Interests
     In connection with the purchase of the remaining 49-percent interest in FNMS, the Company sold the rights to the FNMS tradename valued at $4.5 million, and recorded a gain on the sale of the tradename of $1.5 million. The Company bought the remaining 49-percent interest for $174.1 million, and paid net cash of $169.6 million ($174.1 million less $4.5 million). With the purchase, the Company eliminated the redeemable noncontrolling interest of $146.0 million and recorded a reduction of approximately $28.1 million to additional paid-in capital.
Note 15 — Discontinued Operations
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
     In accordance with the provisions of ASC 205, “Presentation of Financial Statements,” the Company determined the TPOS business became a discontinued operation in the third quarter of 2010.
     The following table presents the summarized results of discontinued operations for the three months ended March 31, 2010:

Three months ended
March 31, 2010
(in thousands)
Revenues before reimbursable items	$1,891
Total revenues	1,891
Operating (loss) income	(641)
Income taxes	(213)
(Loss) income from discontinued operations, net of tax	(428)
     The Unaudited Condensed Consolidated Statements of Cash Flows include TPOS through the date of disposition and are not considered material.
Note 16 — Subsequent Events
     On April 29, 2011, TSYS entered into an agreement with Safwan Shah, both individually and in his capacity as a representative of certain remaining shareholders (the “Agreement”) to resolve all claims against Total System Services, Inc., TSYS Acquiring Solutions, L.L.C. and Infonox, a TSYS company, alleged in the previously disclosed litigation initiated by Mr. Shah in the Superior Court of California, Santa Clara County (Case No. 1-10-CV-183173). Such claims arose out of TSYS’ purchase of Infonox on the Web (“Infonox”) in November 2008. The Agreement provides for the payment by TSYS of $6 million of contingent merger consideration to Mr. Shah and the other remaining shareholders pursuant to the Agreement and Plan of Merger entered into in connection with the transaction and also provides for the dismissal of the litigation with prejudice and the mutual release of all parties to the litigation. The payment of the contingent merger consideration by TSYS will be recorded as goodwill and will have no impact on TSYS’ results of operations.
     On May 2, 2011, TSYS acquired TermNet Merchant Services, an Atlanta-based merchant acquirer. The company will be re-branded as TSYS and fully integrated into TSYS Merchant Solutions, another recent TSYS acquisition based in Omaha, Nebraska.
     On May 3, 2011, TSYS announced that its Board had approved an increase in the number of shares that may be repurchased under its current share repurchase plan from up to 10 million shares to up to 15 million shares of TSYS stock. The expiration date of the plan was also extended to April 30, 2013.
     Management performed an evaluation of the Company’s activity the date these unaudited financial statements were issued, and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

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
     On January 1, 2011, TSYS acquired the remaining 49-percent interest in First National Merchant Solutions (FNMS), from First National Bank of Omaha (FNBO). FNMS was rebranded as TSYS Merchant Solutions (TMS).
     For a detailed discussion regarding the Company’s Operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     A summary of the financial highlights for 2011, as compared to 2010, is provided below:

	Three months ended March 31,
(in millions)	2011	2010	Percent Change
Total revenues	$429.4	413.5	3.9%
Operating income	73.0	79.7	(8.4)
Net income attributable to TSYS common shareholders	48.8	51.3	(4.9)
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
Critical Accounting Policies and Estimates
     There have been no material changes other than what is noted below to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2011. For a detailed discussion regarding the Company’s critical accounting policies and estimates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and for a detailed discussion regarding the Company’s risk factors, see “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” an update to ASC Topic 605, “Revenue Recognition,” and formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 amends ASC 650-25 to revise the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminates the use of the residual method of revenue recognition and the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before an entity can separate its deliverables for revenue recognition. The revised guidance requires the allocation of vendor consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on VSOE if available, TPE if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Effective January 1, 2011, the Company adopted the provisions of ASU 2009-13 on a prospective basis for all new and materially modified arrangements.
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
Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under ASC 740, “Income Taxes,” at March 31, 2011 is $3.5 million. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.
     As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, total contractual cash obligations at December 31, 2010 were estimated at $757.5 million. These contractual cash obligations include lease payments and software arrangements.
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
     Total revenues increased $16.0 million, or 3.9%, during the three months ended March 31, 2011, compared to the same period in 2010. The increase in revenues for the three months ended March 31, 2011 includes an increase of $3.4 million related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the first three months of 2011 were $66.8 million, a decrease of $4.0 million or 5.7%, compared to $70.8 million for the same period last year. The increase in reimbursable items was the result of increases in Visa access fees. Excluding reimbursable items, revenues increased $20.0 million, or 5.8%, during the three months ended March 31, 2011 compared to the same period in 2010.
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
     In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. TSYS provides accounting, settlement, authorization and other services to Bank of America. TSYS provides a number of additional services to Bank of America, including commercial card processing, small business card processing and card production services. Approximately 12.5% and 13.2% of TSYS’ total revenues for the three months ended March 31, 2011 and 2010, respectively were attributed to Bank of America. Revenues from the major customer for the periods reported are primarily attributable to the North America Services segment and Merchant Services segment.
     In November 2010, TSYS and Bank of America agreed to a new merchant services agreement, during which TSYS expects merchant services revenues from Bank of America to decline as Bank of America transitions its services to its new joint venture. The loss of Bank of America as a merchant services client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows. Approximately 44% and 48% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for the three months ended March 31, 2011 and 2010, respectively, which are provided at no margin.

     TSYS’ services are provided through three of its operating segments: North America Services, International Services and Merchant Services.
Operating Segments
     A summary of each segment’s results follows:
North America Services
     The North America Services segment provides payment processing and related services to clients based primarily in North America. This segment has two major customers.
     Below is a summary of the North America Services segment:

	Three months ended March 31,
(in millions)	2011	2010	Percent Change
Total revenues	$230.6	254.2	(9.3)%
External revenues	224.1	247.4	(9.4)
Operating income	55.2	69.8	(20.9)
Operating margin	23.9%	27.5%
Key indicators:
Accounts on file (AOF)	309.6	283.1	9.3%
Transactions	1,626.8	1,458.2	11.6

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.
     The decline in total segment external revenues for the three months ended March 31, 2011, as compared to the same periods in 2010, is the result of a decrease in revenues associated with client portfolio deconversions, as well as a decrease in termination fees of $23.1 million, partially offset by new business and organic growth.
International Services
     The International Services segment provides issuer and merchant card solutions to financial institutions and other organizations primarily based outside the North America region. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions.
     This segment has many long-term customer contracts with card issuers providing account processing and output services for printing and embossing items. These contracts generally require advance notice prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or client incentives associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.
     This segment has one major customer.
     Below is a summary of the International Services segment:

	Three months ended March 31,
(in millions)	2011	2010	Percent Change
Total revenues	$90.7	79.4	14.3%
External revenues	89.9	79.0	13.8
Operating income	11.0	11.3	(2.3)
Operating margin	12.2%	14.2%
Key indicators:
AOF	47.2	40.2	17.3%
Transactions	326.0	281.3	15.9

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.
     The increase in total segment external total revenues for the three months ended March 31, 2011, as compared to 2010, is driven by $7.3 million of new business and organic growth and $3.4 million increase related to the impact of foreign currency translation.
     On March 11, 2011, an earthquake struck off the northeast coast of Japan, triggering a tsunami. TSYS’ operations in Japan were not directly impacted by the natural disaster.
Merchant Services
     The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale equipment sales and service.
     With the acquisition of TMS, the Company has expanded its service offerings to include merchant support and underwriting, and business and value-added services, as well as Visa- and Mastercard-branded prepaid cards for businesses of any size. Ranked as the 10th-largest merchant acquirer in North America by dollar volume (The Nilson Report, March 2010), TMS has a 57-year history in the acquiring industry with more than 300,000 merchant outlets in its diverse portfolio.
     This segment has one major customer.
     Below is a summary of the Merchant Services segment:

	Three months ended March 31,
(in millions)	2011	2010	Percent Change
Total revenues	$115.8	87.3	32.6%
External revenues	115.5	87.0	32.7
Operating income	26.9	17.9	50.8
Operating margin	23.3%	20.5%
Key indicator:
Point-of-sale transactions	1,205.7	1,314.3	(8.3)

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.
     The $28.5 million increase in total segment external revenues for the three months ended March 31, 2011, as compared to the same period in 2010, is the result of $31.0 million net increase for acquisitions, partially offset by price compression and deconversions.
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
     The Company’s cost of services were $301.5 million during the three months ended March 31, 2011, an increase of 3.8%, compared to $290.5 million for the same period last year.
     The Company’s selling, general and administrative expenses were $54.9 million during the three months ended March 31, 2011, an increase of 27.1%, compared to $43.2 million for the same period last year. The increase is the result of the impact of the acquisition of TMS.

     As a result of the acquisition of TMS, TSYS incurred $1.1 million during the three months ended March 31, 2010 of acquisition related costs.
     Federal legislation was recently enacted which makes extensive changes to the current system of health care insurance and benefits. The Company has reviewed the legislation and, based upon information available, expects the impact of the legislation on 2011 to be approximately $2.2 million.
Operating Income
     Operating income decreased 8.4% for the three months ended March 31, 2011 over the same period in 2010. The Company’s operating profit margin for the three months ended March 31, 2011 was 17.0%, and was also 19.3% for the same period last year. TSYS’ operating margin decreased for the three March 31, 2011, as compared to the same periods in 2010, as the result of the loss of revenues associated with deconverted clients, an increase in reimbursable items and non-recurring expenses associated with the acquisition of FNMS.
Nonoperating Income (Expense)
     Interest income for the three months ended March 31, 2011 was $133,000, a decrease of $58,000, compared to $191,000 for the same period in 2010. The decrease in interest income is primarily attributable to the decline in interest rates and cash available for investing.
     Interest expense for the three months ended March 31, 2011 was $829,000, a decrease of $100,000 compared to $929,000 for the same period in 2010. The decrease in interest expense in 2011 compared to 2010 relates to the decline in interest rates.
     For the three months ended March 31, 2011 and 2010, the Company recorded a translation loss of approximately $352,000 and a translation gain of $247,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.
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
     The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2011 was approximately $8.7 million, the majority of which is denominated in Euros and British Pounds Sterling.
Income Taxes
     TSYS’ effective income tax rate attributable to continuing operations for the three months ended March 31, 2011 was 34.0%, compared to 35.2% for the same period in 2010. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.
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
Equity in Income of Equity Investments
     The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.3 million and $893,000 for the three months ended March 31, 2011 and 2010, respectively.

Net Income
     Net income for the three months ended March 31, 2011 decreased 4.6%, or $2.4 million, to $49.4 million, compared to $51.8 million for the same period in 2010.
     Net income attributable to TSYS common shareholders for the three months ended March 31, 2011 decreased 4.9%, or $2.5 million, to $48.8 million, or basic and diluted earnings per share of $0.25, compared to $51.3 million, or basic and diluted earnings per share of $0.26, for the same period in 2010.
Projected Outlook for 2011
     As compared to 2010, TSYS expects its 2011 income from continuing operations available to TSYS common shareholders to increase by 7%-9%, its EPS from continuing operations to increase by 9%-11%, its revenues before reimbursable items to increase by 3%-5% and its total revenues to increase by 2%-4%, based on the following assumptions: (1) there will be no significant movements in LIBOR and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business during 2011; (3) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; and (5) the economy will not worsen during 2011.
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
Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2011	2010
Net income	$49,412	51,819
Depreciation and amortization	41,068	38,564
Other noncash items and charges, net	7,000	5,586
Net change in current and other assets and current and other liabilities	4,691	37,566

Net cash provided by operating activities	$102,171	133,535

     TSYS’ main source of funds is derived from operating activities, specifically net income. The decrease in 2011 in net cash provided by operating activities was primarily the result of the net change in current and other assets and current and other liabilities.
     Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at March 31, 2011, as compared to December 31, 2010, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments, funding of performance-based incentives and payments of vendor invoices.
Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2011	2010
Additions to contract acquisition costs	$(7,202)	(9,914)
Purchases of property and equipment, net	(5,960)	(9,170)
Additions to internally developed computer software	(4,478)	(5,760)
Additions to licensed computer software from vendors	(1,280)	(3,769)
Proceeds from sale of tradename	4,500	—

Net cash used in investing activities	$(14,420)	(28,613)

     The major uses of cash for investing activities have been the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, and investments in contract acquisition costs associated with obtaining and servicing new or existing clients. The major uses of cash for investing activities in 2011 was for additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software, which was partially offset by the sale of a tradename. The major uses of cash for investing activities in 2010 was for additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software.

Contract Acquisition Costs
     TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $7.2 million for the three months ended March 31, 2011 compared to $9.9 million for the three months ended March 31, 2010.
Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2011	2010
Purchase of noncontrolling interests	$(174,050)	—
Repurchase of common stock	(35,700)	(1,075)
Dividends paid on common stock	(13,556)	(13,797)
Principal payments on long-term debt borrowings and capital lease obligations	(8,551)	(3,731)
Other	1,222	220

Net cash used in financing activities	$(230,635)	(18,383)

     The major use of cash from financing activities has been the purchase of noncontrolling interests, payment of dividends and repurchase of common stock. The main source of cash from financing activities has been the exercise of stock options. The major uses of cash from financing activities in 2011 was for the purchase of noncontrolling interests , payment of dividends and the repurchase of common stock. The major use of cash from financing activities in 2010 was for the payment of dividends and the repurchase of common stock.
Borrowings
     For a detailed discussion regarding the Company’s borrowings, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and for a detailed discussion regarding the Company’s long-term debt, see “Note 13 Long-term Debt and Capital Lease Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Stock Repurchase Plan
     On April 20, 2010, TSYS announced a stock repurchase plan to purchase up to 10 million shares of TSYS stock. The shares may be purchased from time to time over the next two years at prices considered attractive to the Company. Through March 31, 2011, the Company purchased 2.0 million shares for approximately $35.7 million, at an average price of $17.85.
Dividends
     Dividends on common stock of $13.6 million were paid during the three months ended March 31, 2011 compared to $13.8 million paid during the three months ended March 31, 2010.
Significant Noncash Transactions
     Refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about supplementary cash flow information.
Foreign Operations
     TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. Since December 2000, TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.
     TSYS maintains operating cash accounts outside the United States. Refer to Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on cash and cash equivalents. TSYS has adopted the permanent reinvestment exception under ASC 740 with respect to future earnings of certain foreign subsidiaries. While some of the foreign cash is available to repay intercompany financing arrangements, remaining amounts are not presently available to fund domestic operations and obligations without paying a significant amount of taxes upon its repatriation. Demand on our cash has increased as a result of our strategic initiatives. We fund these initiatives through a balance of internally generated cash, external sources of capital, and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed.

Impact of Inflation
     Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.
Working Capital
     TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.6:1. At March 31, 2011, TSYS had working capital of $353.6 million compared to $494.5 million at December 31, 2010.
Legal Proceedings
General
     The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters not specifically discussed below are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.
Infonox Matter
     On April 29, 2011, TSYS entered into an agreement with Safwan Shah, both individually and in his capacity as a representative of certain remaining shareholders (the “Agreement”) to resolve all claims against Total System Services, Inc., TSYS Acquiring Solutions, L.L.C. and Infonox, a TSYS company, alleged in the previously disclosed litigation initiated by Mr. Shah in the Superior Court of California, Santa Clara County (Case No. 1-10-CV-183173). Such claims arose out of TSYS’ purchase of Infonox on the Web (“Infonox”) in November 2008. The Agreement provides for the payment by TSYS of $6 million of contingent merger consideration to Mr. Shah and the other remaining shareholders pursuant to the Agreement and Plan of Merger entered into in connection with the transaction and also provides for the dismissal of the litigation with prejudice and the mutual release of all parties to the litigation. The payment of the contingent merger consideration by TSYS will be recorded as goodwill and will have no impact on TSYS’ results of operations.
Electronic Payment Systems Matter
     In February 2007, TSYS Acquiring Solutions, L.L.C., a wholly owned subsidiary of TSYS (“TSYS Acquiring”), filed a demand for arbitration for payment of past due processing fees pursuant to a contract with Electronic Payment Systems LLC (“EPS”), an acquiring independent sales organization. EPS counterclaimed and alleged certain monetary damages. In April 2008, EPS amended its counterclaims, adding a claim for a declaration that the arbitrator award EPS ownership, control and access to the 1-800 number that connects EPS’ merchants to TSYS Acquiring as EPS’ processor. On January 20, 2009, the arbitrator denied all TSYS Acquiring’s claims, awarded EPS approximately $3.3 million in damages and fees and awarded EPS immediate ownership, control and access over the 1-800 number.
     On January 26, 2009, TSYS Acquiring filed an action (the “First Action”) in the United States District Court for the District of Arizona (Civil Action No. CV09-00155-PHX-JAT) seeking to vacate the arbitration award. However, on October 22, 2009, the court granted summary judgment in favor of EPS. On May 4, 2010, after the court denied post-judgment motions filed by TSYS Acquiring, the court confirmed the monetary judgment and TSYS Acquiring paid the monetary judgment to EPS. TSYS Acquiring had been using seven 1-800 numbers to connect EPS’ merchants and the court interpreted the arbitrator’s award to include all seven numbers.
     On May 14, 2010, TSYS Acquiring filed a second action (the “Second Action”) in the United States District Court for the District of Arizona (Civil Action No. CV10-01060-PHX-DGC) seeking a declaratory judgment that TSYS did not need to give EPS ownership and control of the seven 1-800 numbers. EPS filed a motion for summary judgment on the request for declaratory relief. EPS also filed a counterclaim arguing that TSYS Acquiring should be required to pay EPS for its continued use of the 1-800 number and seeking punitive damages based on various consumer protection statutes. On November 9, 2010, the court granted EPS’ motion for summary judgment. The EPS counterclaims that were not previously dismissed in the Second Action remain pending.
     On December 3, 2010, EPS filed a motion to compel in the First Action seeking to require TSYS Acquiring to provide EPS with immediate ownership, control and access over the seven 1-800 numbers used by EPS merchants.
     On January 24, 2011, TSYS Acquiring filed a petition with the Federal Communications Commission (“FCC”) seeking a ruling that the enforcement of the arbitration award regarding the 1-800 numbers would violate the FCC’s rules regarding the allocation and transfer of 1-800 numbers.
     On February 15, 2011, the court in the First Action issued an order (the “Order”) requiring TSYS Acquiring to comply with the arbitration award by moving all non-EPS merchants off of 1-800 numbers used by EPS merchants, and to then transfer to EPS the seven toll free numbers at issue. The Order requires compliance within 90 days. In addition, the court rejected TSYS Acquiring’s arguments that the award cannot be enforced because it violates FCC regulations.
     On February 24, 2011, the FCC released a Declaratory Ruling granting TSYS Acquiring’s petition by affirming that the FCC has exclusive jurisdiction over the transfer of toll free numbers, and noting that several aspects of the arbitrator’s ruling and the affirmation of that ruling by the United States District Court for the District of Arizona conflicted with the FCC’s rules and related tariffs governing the transfer of toll free numbers. Because of this, the Declaratory Ruling proceeded to direct those third parties charged with the administration of the seven toll free numbers for TSYS Acquiring, as well as the Toll Free Number Administrator charged with administering the database of toll free numbers, to reject any requests seeking a transfer of those numbers from TSYS Acquiring to another party, absent a specific directive from the FCC.
     Following the FCC’s Declaratory Ruling that the toll free numbers may not be transferred by an order of the court or the arbitrator, TSYS Acquiring filed a motion for reconsideration with the United States District Court of the District of Arizona with respect to the Order. On April 8, 2011, the United States District Court for the District of Arizona denied TSYS Acquiring’s motion but granted a stay of enforcement of the Order pending EPS’ appeal of the FCC’s Declaratory Ruling. Therefore, TSYS Acquiring is not required to comply with the Order within the 90-day time frame initially imposed by the court and does not intend to comply with the Order unless and until such time as is required by the court.
     In light of the FCC’s Declaratory Ruling that the toll free numbers may not be transferred by an order of the court or the arbitrator, TSYS Acquiring intends to continue to vigorously defend itself against any future enforcement of the Order in the United States District Court for the District of Arizona, and if necessary, the Ninth Circuit Court of Appeals.
     If the Order is not ultimately vacated or modified in response to the FCC’s Declaratory Ruling, or if EPS is successful in it’s appeal of the FCC’s Declaratory Ruling, it would require TSYS Acquiring to move over 750,000 merchants that use one of the seven numbers that EPS seeks to possess to other toll free numbers. TSYS Acquiring cannot estimate the cost of such compliance, but TSYS Acquiring believes the cost of such compliance would be substantial. However, we are unable to estimate the potential loss or range of losses at this time. Based upon current knowledge, TSYS’ management does not believe that the eventual outcome of this case will have a material adverse effect on TSYS’ financial position, results of operations or cash flows. However, it is possible that the ultimate outcome of this case may be material to TSYS’ results of operations for any particular period.
Recent Accounting Pronouncements
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” an update to ASC Topic 605, “Revenue Recognition,” and formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 amends ASC 650-25 to revise the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminates the use of the residual method of revenue recognition and the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before an entity can separate its deliverables for revenue recognition. The revised guidance requires the allocation of vendor consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on VSOE if available, TPE if VSOE is not available, or best estimated selling price (ESP) if neither VSOE nor TPE is available. Effective January 1, 2011, the Company adopted the provisions of ASU 2009-13 on a prospective basis for all new and materially modified arrangements.

     The Company’s North America and International Services revenues are derived from long-term payment processing contracts with financial and nonfinancial institutions and are generally recognized as the services are performed. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual revenue minimums, penalties for early termination, and service level agreements. Revenue is recognized as the services are performed, primarily on a per unit basis. Processing contracts generally range from three to ten years in length and provide for penalties for early termination. When providing payment processing services, the Company frequently enters into customer arrangements to provide multiple services that may also include conversion or implementation services, business process outsourcing services such as call center services, web-based services, and other payment processing-related services. Revenue for these services is generally recognized as they are performed on a per unit basis each month or ratably over the term of the contract.
     The Company’s Merchant Services revenues are derived from long-term processing contracts with large financial institutions, other merchant acquirers and merchant organizations which generally range from three to eight years and provide for penalties for early termination. Merchant services revenue is generated primarily from processing all payment forms including credit, debit, electronic benefits transfer and check truncation for merchants of all sizes across a wide array of retail market segments. The products and services offered include authorization and capture of electronic transactions, clearing and settlement of electronic transactions, information reporting services related to electronic transactions, merchant billing services, and point-of-sale terminal services. Revenue is recognized for merchant services as those services are performed, primarily on a per unit basis. When providing merchant processing services, the Company frequently enters into customer arrangements to provide multiple services that may also include conversion or implementation services, business process outsourcing services such as call center services, terminal services, and other merchant processing-related services. Revenue for these services is generally recognized as they are performed on a per unit basis each month or ratably over the term of the contract.
     The Company recognizes revenues in accordance with the provisions of SAB No. 104. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. In many situations, the Company enters into arrangements with customers to provide conversion or implementation services in addition to processing services where the conversion or implementation services do not have standalone value. In these situations, the deliverables do not meet the criteria of ASC 605-25 for separation and the deliverables are combined as a single unit of accounting for revenue recognition. For these arrangements, conversion or implementation services revenue is recognized as the related processing services are performed, and revenue continues to be recognized in a single unit of accounting upon adoption of ASU 2009-13 in 2011.
     The Company’s other services generally have standalone value and constitute separate units of accounting for revenue recognition purposes. However, customer arrangements entered into prior to January 1, 2011 often included services for which sufficient objective and reliable evidence of fair value did not exist. In certain situations, sufficient objective and reliable evidence of fair value did not exist for multiple undelivered services, and the deliverables were combined and recognized as a single unit of accounting based on the proportional performance for the combined unit. Beginning on January 1, 2011, services in new or materially modified arrangements of this nature are now divided into separate units of accounting and revenue is allocated to each unit based on the relative selling price method. As the services in these arrangements are generally delivered over the same term with consistent patterns of performance, there is no change in the timing or pattern of revenue recognition upon adoption of ASU 2009-13.
     In certain situations, VSOE existed for all but one of the shorter services (for which standalone value existed), and the Company allocated revenue to each of the deliverables under the residual method of accounting whereby the difference between the total arrangement consideration and VSOE for the undelivered services was allocated to the other service. While there is no change in the units of accounting for these arrangements, beginning on January 1, 2011, revenue for services in new or materially modified arrangements of this nature will be allocated based on the relative selling price method. The residual amount of revenue historically allocated to the shorter services in these arrangements is generally consistent with our best estimate of selling price for those services. In situations where this may not have been the case, services in these arrangements were delivered over the same term with consistent patterns of performance. Accordingly, there is no change in the pattern of revenue recognition and adoption of ASU 2009-13 is not expected to have a material effect on revenue recognition for these arrangements in future periods.
     In many situations, VSOE exists for the Company’s payment processing services and certain other processing-related services. The Company establishes VSOE of selling price using the priced charged when the same service is sold separately. In certain situations, the Company does not have sufficient VSOE based on its related accounting policy due to limited standalone sales of certain services for a particular group of customers, limited sales history for certain services, and/or disparity in pricing for a given service. In these situations, we considered whether sufficient TPE of selling price existed for the Company’s services. TPE is established by evaluating similar or interchangeable competitor products or services in standalone sale to similarly situated customers.

The Company typically is not able to determine TPE and has not used this measure of selling price due to the unique and proprietary nature of some of its services and the inability to reliably verify relevant standalone competitor prices. ESP has been established in these situations using limited standalone sales that do not meet the Company’s criteria to establish VSOE, management pricing strategies, residual selling price data when VSOE exists for a group of elements, and margin objectives. Consideration is also given to market conditions including competitor pricing strategies and benchmarking studies.
     The Company’s multiple element arrangements may include one or more elements that are subject to other Topics including software revenue recognition and leasing guidance. The consideration for these multiple element arrangements is allocated to each group of deliverables — those subject to ASC 605-25 and those subject to other Topics based on the revised guidance in ASC 2009-13. Arrangement revenue for each group of deliverables is then further separated, allocated, and recognized based on applicable guidance.
     The Company regularly reviews the evidence of selling price for its services and maintains internal controls over the establishment and updates of these estimates. There were no material changes in estimated selling price for its services during the quarter and the Company does not expect a material impact from changes in selling price in the foreseeable future.
     If the Company were to apply the new revenue recognition guidance as if it had early adopted the guidance for the three months ended March 31, 2010 and the year ended December 31, 2010, there would have been no material impact to revenue in the earlier periods. As previously disclosed, there were changes to the units of accounting and changes in the way arrangement consideration is allocated for certain types of the Company’s arrangements; however, the adoption of ASU 2009-13 did not have a material impact on revenue for the three months ended March 31, 2011 when compared to the revenue that would have been recognized under the guidance in effect prior to adoption of ASU 2009-13. The impact of adopting this guidance in future periods will depend on the nature of the Company’s customer arrangements in those periods, including the nature of products and services included in those arrangements, the magnitude of revenue associated with certain deliverables in those arrangements, and the timing of delivery of the related products or services in those arrangements, among other considerations. While the impact in future periods is dependent on these factors and future go-to-market strategies, the Company does not currently expect the adoption of this guidance to have a material impact on the timing and pattern of revenue recognition in future periods. The Company does not expect this new guidance to impact future pricing practices or go-to-market strategies.
Forward-Looking Statements
     Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse affect on TSYS; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ earnings guidance for 2011 total revenues, revenues before reimbursable items, income from continuing operations and EPS from continuing operations; (iv)TSYS’ belief with respect to lawsuits, claims and other complaints; (v) the expected financial impact of recent accounting pronouncements; (vi) TSYS’ expectation with respect to certain tax matters, and the assumptions underlying such statements, including, with respect to TSYS’ earnings guidance for 2011: (a) the economy will not worsen during 2011; (b) there will be no deconversions of large clients during the year; (c) there will be no significant movement in foreign currency exchange rates related to TSYS’ business during 2011; (d) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; and (e) there will be no significant movements in LIBOR, and no significant draws on the remaining balance of TSYS’ revolving credit facility. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
     These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:
•	movements in LIBOR are greater than expected and draws on the revolving credit facility are greater than expected;

•	TSYS incurs expenses associated with the signing of a significant client;

•	internal growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise;

•	TSYS does not convert and deconvert clients’ portfolios as scheduled;

•	adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	continued consolidation and turmoil in the financial services and other industries during 2011, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and the nationalization or seizure by banking regulators of TSYS clients;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and our clients;

•	adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism;

•	TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending;

•	the impact of potential and completed acquisitions, including the costs associated therewith and their being more difficult to integrate than anticipated;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto, including the pending litigation discussed in this filing;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce;

•	changes occur in laws, rules, regulations, credit card association rules or other industry standards affecting TSYS and our clients that may result in costly new compliance burdens on TSYS and our clients and lead to a decrease in the volume and/or number of transactions processed;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	the material breach of security of any of our systems;

•	overall market conditions;

•	the loss of a major supplier;

•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;

•	other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.
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

	Three months ended March 31,
(in millions)	2011	2010
Other comprehensive gain (loss)	$10.2	(12.9)
     Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.
     The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at March 31, 2011:

(in millions)	March 31, 2011
Europe	$196.8
China	73.6
Japan	15.1
Mexico	7.0
Canada	1.2
Other	39.0
     TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation loss of approximately $352,000 for the three months ended March 31, 2011, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2011 was approximately $8.7 million, the majority of which was denominated in Euros and British Pounds Sterling.
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
     The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at March 31, 2011 was $8.7 million.
     The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $8.7 million at March 31, 2011.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$87	434	869	(87)	(434)	(869)

TOTAL SYSTEM SERVICES, INC.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk (continued)
Interest Rate Risk
     TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates.
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

TOTAL SYSTEM SERVICES, INC.
Item 4 — Controls and Procedures
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2011, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.
     No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TOTAL SYSTEM SERVICES, INC.
Part II — Other Information
Item 1 — Legal Proceedings
     For information regarding TSYS’ Legal Proceedings, refer to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Factors Item 1A — Risk Factors
     In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended March 31, 2011:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased
(in thousands, except per share data)	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs	or Programs
January 2011	34	(1)	$17.07	3,093	6,907
February 2011	1,000		$17.69	4,093	5,907
March 2011	1,000		$17.99	5,093	4,907

Total	2,034	(1)	$17.84

(1)	Consists of delivery of shares to TSYS on vesting of restricted shares to pay taxes.
Item 6 — Exhibits
     a) Exhibits

Exhibit
Number	Description
10.1	Form of Stock Option Agreement for 2011 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan

10.2	Form of Performance Share Agreement for 2011 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

TOTAL SYSTEM SERVICES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
Date: May 6, 2011	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: May 6, 2011	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.
Exhibit Index

Exhibit
Number	Description
10.1	Form of Stock Option Agreement for 2011 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan

10.2	Form of Performance Share Agreement for 2011 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.