Form 10-Q
period 2011-06-30
TOTAL SYSTEM SERVICES INC
filed 2011-08-05
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: August 5, 2011
Common Stock, $0.10 par value	192,662,668 shares

TOTAL SYSTEM SERVICES, INC.

TOTAL SYSTEM SERVICES, INC.

Part I — Financial Information

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$263,334	394,795
Restricted cash	18	434
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.9 million and $4.5 million at 2011 and 2010, respectively	226,327	238,283
Deferred income tax assets	12,090	11,090
Prepaid expenses and other current assets	85,892	77,211

Total current assets	587,661	721,813
Property and equipment, net of accumulated depreciation and amortization of $342.4 million and $317.4 million at 2011 and 2010, respectively	293,637	300,102
Computer software, net of accumulated amortization of $535.2 million and $497.6 million at 2011 and 2010, respectively	228,521	246,424
Contract acquisition costs, net of accumulated amortization of $280.5 million and $260.7 million at 2011 and 2010, respectively	167,450	166,251
Goodwill	357,151	320,399
Equity investments	81,951	77,127
Other intangible assets, net of accumulated amortization of $33.4 million and $26.9 million at 2011 and 2010, respectively	85,596	83,118
Other assets	30,311	37,027

Total assets	$1,832,278	1,952,261

Liabilities
Current liabilities:
Current portion of long-term debt	$38,813	39,557
Current portion of obligations under capital leases	13,293	13,191
Accrued salaries and employee benefits	19,457	27,414
Accounts payable	29,189	36,068
Other current liabilities	128,452	111,040

Total current liabilities	229,204	227,270
Long-term debt, excluding current portion	188,102	194,703
Deferred income tax liabilities	189	42,547
Obligations under capital leases, excluding current portion	25,913	30,573
Other long-term liabilities	60,212	53,363

Total liabilities	503,620	548,456

Redeemable noncontrolling interest in consolidated subsidiary Equity	—	146,000

Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 201,602 and 201,326 issued at 2011 and 2010, respectively; 192,908 and 194,528 outstanding at 2011 and 2010, respectively	20,140	20,133
Additional paid-in capital	136,072	119,722
Accumulated other comprehensive income (loss), net	8,334	(2,585)
Treasury stock, at cost (shares of 8,694 and 6,798 at 2011 and 2010, respectively)	(149,194)	(115,449)
Retained earnings	1,294,877	1,219,303

Total shareholders’ equity	1,310,229	1,241,124

Noncontrolling interests in consolidated subsidiaries	18,429	16,681

Total equity	1,328,658	1,257,805

Total liabilities and equity	$1,832,278	1,952,261

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Total revenues	$447,554	430,887	876,985	844,350

Cost of services	312,052	295,880	613,543	586,418
Selling, general and administrative expenses	56,973	55,178	111,885	98,391

Total operating expenses	369,025	351,058	725,428	684,809

Operating income	78,529	79,829	151,557	159,541
Nonoperating expenses	(841)	(1,172)	(1,568)	(1,433)

Income from continuing operations before income taxes and equity in income of equity investments	77,688	78,657	149,989	158,108
Income taxes	23,658	28,272	48,815	56,369

Income from continuing operations before equity in income of equity investments	54,030	50,385	101,174	101,739
Equity in income of equity investments, net of tax	617	2,366	2,885	3,259

Income from continuing operations, net of tax	54,647	52,751	104,059	104,998
Loss from discontinued operations, net of tax	-	(273)	-	(701)

Net income	54,647	52,478	104,059	104,297
Net income attributable to noncontrolling interests	(900)	(2,774)	(1,522)	(3,267)

Net income attributable to TSYS common shareholders	$53,747	49,704	102,537	101,030

Basic earnings per share (EPS) (Note 13)*:
Income from continuing operations to TSYS common shareholders	$0.28	0.25	0.53	0.52
Loss from discontinued operations to TSYS common shareholders	-	(0.00)	-	(0.00)

Net income attributable to TSYS common shareholders	$0.28	0.25	0.53	0.51

Diluted EPS*:
Income from continuing operations to TSYS common shareholders	$0.28	0.25	0.53	0.52
Loss from discontinued operations to TSYS common shareholders	-	(0.00)	-	(0.00)

Net income attributable to TSYS common shareholders	$0.28	0.25	0.53	0.51

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$53,747	49,977	102,537	101,731
Loss from discontinued operations	-	(273)	-	(701)

Net income	$53,747	$49,704	102,537	101,030

*Note: Basic and diluted EPS amounts for continuing operations and net income do not total due to rounding.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,059	104,297
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on foreign currency	574	136
Equity in income of equity investments, net of tax	(2,885)	(3,259)
Dividends received from equity investments	13	2,698
Depreciation and amortization	83,035	78,966
Amortization of debt issuance costs	77	77
Share-based compensation	8,644	7,956
Excess tax benefit from share-based payment arrangements	(54)	(111)
Asset impairments	1,298	—
Provisions for (recoveries of) bad debt expenses and billing adjustments	873	(366)
Charges for transaction processing provisions	2,632	2,109
Deferred income tax expense (benefit)	(9,738)	7,754
Loss (gain) on disposal of equipment, net	(1,429)	11
Gain on disposal of subsidiary	—	(131)
Changes in operating assets & liabilities:
Accounts receivable	19,410	(2,698)
Prepaid expenses, other current assets and other long-term assets	4,508	(25,383)
Accounts payable	(13,239)	27,276
Accrued salaries and employee benefits	(11,489)	(14,031)
Other current liabilities and other long-term liabilities	13,005	10,407

Net cash provided by operating activities	199,294	195,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisitions, net of cash acquired	(45,287)	(148,531)
Purchases of property and equipment, net	(12,543)	(17,189)
Additions to licensed computer software from vendors	(5,882)	(20,812)
Additions to internally developed computer software	(9,242)	(9,406)
Proceeds from sale of tradenames	4,500	—
Additions to contract acquisition costs	(16,007)	(19,888)

Net cash used in investing activities	(84,461)	(215,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of noncontrolling interest	(174,050)	—
Repurchase of common stock	(35,700)	(1,075)
Dividends paid on common stock	(27,129)	(27,605)
Principal payments on long-term debt borrowings and capital lease obligations	(14,494)	(7,858)
Subsidiary dividends paid to noncontrolling shareholders	(448)	(250)
Excess tax benefit from share-based payment arrangements	54	111
Proceeds from exercise of stock options	1,339	378

Net cash used in financing activities	(250,428)	(36,299)

CASH AND CASH EQUIVALENTS:
Effect of exchange rate changes on cash and cash equivalents	4,134	(5,545)

Net increase (decrease) in cash and cash equivalents	(131,461)	(61,962)
Cash and cash equivalents at beginning of period	394,795	449,955

Cash and cash equivalents at end of period	$263,334	387,993

Supplemental cash flow information:
Interest paid	$1,558	1,391

Income taxes paid, net	$38,002	72,192

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

Goodwill and certain intangible assets not subject to amortization are assessed annually for impairment in the second quarter of each year using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit (RU) with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The estimate of fair value of the Company’s RU’s is determined using various valuation techniques, including using the combination of the market approach and the income approach. The market approach, which contains Level 2 inputs, utilizes readily available market valuation multiples to estimate fair value. The income approach is a valuation technique that utilizes the discounted cash flow (DCF) method, which includes Level 3 inputs. Under the DCF method, the fair value of the RU reflects the present value of the projected earnings that will be generated by each RU after taking into account the revenues and expenses associated with the asset, the relative risk that the cash flows will occur, the contribution of other assets, and an appropriate discount rate to reflect the value of the invested capital. Cash flows are estimated for future periods based upon historical data and projections by management.

At June 30, 2011, the Company had recorded goodwill in the amount of $357.2 million. The Company performed its annual impairment of its unamortized goodwill balance as of May 31, 2011, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds the carrying value.

The fair value of the Company’s long-term debt and obligations under capital leases is not significantly different from its carrying value of the RU’s.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2011	December 31, 2010
Cash and cash equivalents in domestic accounts	$201,955	347,734
Cash and cash equivalents in foreign accounts	61,379	47,061

Total	$263,334	394,795

At June 30, 2011 and December 31, 2010, the Company had approximately $24.0 million and $29.9 million, respectively, in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2011	December 31, 2010
Prepaid expenses	$29,724	15,421
Supplies inventory	6,478	7,138
Income taxes receivable	146	12,977
Other	49,544	41,675

Total	$85,892	77,211

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2011	December 31, 2010
Conversion costs, net of accumulated amortization of $101.3 million and $90.9 million at 2011 and 2010, respectively	$89,540	80,521
Payments for processing rights, net of accumulated amortization of $179.2 million and $169.8 million at 2011 and 2010, respectively	77,910	85,730

Total	$167,450	166,251

Amortization expense related to conversion costs, which is recorded in cost of services, was $4.7 million and $3.8 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, amortization related to conversion costs was $10.1 million and $7.9 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $4.0 million and $4.6 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, amortization related to payments for processing rights was $7.9 million and $10.4 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2011	December 31, 2010
Deferred revenues	$31,392	34,184
Accrued expenses	29,544	29,999
Dividends payable	13,467	13,634
Accrued income taxes	14,921	2,920
Other	39,128	30,303

Total	$128,452	111,040

Note 4 — Long-Term Debt

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2010, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, for a discussion regarding long-term debt.

Note 5 — Comprehensive Income

For the three months ended June 30, comprehensive income is summarized below:

	Three months ended June 30, 2011			Three months ended June 30, 2010
(in thousands)	TSYS Shareholders	Noncontrolling Interests	Total	TSYS Shareholders	Noncontrolling Interests	Total
Net income	$53,747	900	$54,647	$49,704	2,774	$52,478
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	1,110	575	1,685	(3,494)	(1,979)	(5,473)
Change in accumulated OCI related to postretirement healthcare plans	(182)	–	(182)	(404)	–	(404)
Total	$54,675	1,475	$56,150	$45,806	795	$46,601

For the six months ended June 30, comprehensive income is summarized below:

	Six months ended June 30, 2011			Six months ended June 30, 2010
(in thousands)	TSYS Shareholders	Noncontrolling Interests	Total	TSYS Shareholders	Noncontrolling Interests	Total
Net income	$102,537	1,522	$104,059	$101,030	3,267	$104,297
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	11,282	674	11,956	(16,350)	(104)	(16,454)
Change in accumulated OCI related to postretirement healthcare plans	(363)	–	(363)	(367)	–	(367)
Total	$113,456	2,196	$115,652	$84,313	3,163	$87,476

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) are as follows:

(in thousands)	Beginning Balance December 31, 2010	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance June 30, 2011
Foreign currency translation adjustments	$(1,242)	13,579	(2,297)	11,282	$10,040
Change in accumulated OCI related to postretirement healthcare plans	(1,343)	(569)	206	(363)	(1,706)

Total	$(2,585)	13,010	(2,091)	10,919	$8,334

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

Share-Based Compensation

TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended June 30, 2011, share-based compensation was $4.3 million, compared to $5.0 million for the same period in 2010. Included in the $4.3 million amount for 2011 and $5.0 million amount for 2010 is approximately $1.9 million and $2.6 million, respectively, related to expensing the fair value of stock options. For the six months ended June 30, 2011, share-based compensation was $8.6 million, compared to $8.0 million for the same period in 2010. Included in the $8.6 million amount for 2011 and $8.0 million amount for 2010 is approximately $3.8 million and $3.5 million, respectively, related to expensing the fair value of stock options.

Nonvested and Performance Share Awards

During the first six months of 2011, the Company issued 200,796 shares of TSYS common stock with a market value of $3.5 million to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided in the future by such officers, directors and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.

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

As of June 30, 2011, there was approximately $8.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 1.9 years.

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

As of June 30, 2011, there was approximately $5.9 million of total unrecognized compensation cost related to the 2010 and 2011 performance shares compensation arrangement. That cost is expected to be recognized until the end of 2013.

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

As of June 30, 2011, there was approximately $433,000 of total unrecognized compensation cost related to the 2008 grant of nonvested performance share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2011.

Stock Option Awards

During the first six months of 2011, the Company granted 716,508 stock options to key TSYS executive officers. The average fair value of the option grant was $5.78 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $17.61; risk-free interest rate of 2.96%; expected volatility of 30.0%; expected term of 8.5 years; and dividend yield of 1.59%. The grant will vest over a period of 3 years.

On April 30, 2010, the Company granted 1.4 million stock options to key TSYS executive officers that are performance- and/or market conditions-based. These stock options will vest and become exercisable only if the stock price is at least a specified percentage above the grant date stock price on April 30, 2013 or TSYS reaches a specified EPS goal by December 31, 2012. Given the market conditions component, TSYS evaluated the impact using the Monte Carlo simulation to value these awards and ultimately determined that the impact was minimal. The average fair value of the option grants was $3.48 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $16.19; risk-free interest rate of 2.07%; expected volatility of 30.0%; expected term of 4.0 years; and dividend yield of 1.79%.

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

As of June 30, 2011, there was approximately $7.8 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.0 years.

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

TSYS’ effective tax rate attributable to continuing operations was 30.4% and 36.1% for the three months ended June 30, 2011 and 2010, respectively. TSYS’ effective income tax rate attributable to continuing operations for the six months ended June 30, 2011 was 32.2%, compared to 35.7% for the same period in 2010. The decreased rate during the June 30, 2011 period was mostly due to changes in discrete items, changes in the jurisdictional sources of income and reflects the benefit of certain tax incentives offered to United States companies conducting certain activities within the Unites States.

TSYS adopted the provisions of ASC 740 on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change significantly during the six months ended June 30, 2011.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.7 million and $1.1 million as of June 30, 2011 and December 31, 2010, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2011 and December 31, 2010 that, if recognized, would affect the effective tax rates are $3.8 million and $4.2 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $0.6 million and $1.0 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

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

On May 2, 2011, TSYS completed its acquisition of all of the outstanding common stock of TermNet Merchant Services, Inc. (TermNet), an Atlanta-based merchant acquirer. TermNet’s financial results are included in the Merchant Services segment.

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

Operating Segments	Three months ended June 30,		Six months ended June 30,

(in thousands)	2011	2010	2011	2010
Revenues before reimbursable items
North America Services	$198,775	202,061	393,365	417,371
International Services	93,778	74,769	181,198	151,050
Merchant Services	93,041	91,889	179,560	148,661
Intersegment revenues	(5,384)	(5,980)	(11,269)	(11,682)

Revenues before reimbursable items from external customers	$380,210	362,739	742,854	705,400

Total revenues
North America Services	$233,903	236,810	464,461	491,038
International Services	97,670	77,987	188,380	157,379
Merchant Services	123,084	123,906	238,840	211,225
Intersegment revenues	(7,103)	(7,816)	(14,696)	(15,292)

Revenues from external customers	$447,554	430,887	876,985	844,350

Depreciation and amortization
North America Services	$19,926	18,891	39,392	39,294
International Services	11,960	8,597	23,668	17,192
Merchant Services	9,313	12,253	18,460	20,791
Corporate Administration	768	611	1,515	1,593

Total depreciation and amortization	$41,967	40,352	83,035	78,870

Segment operating income
North America Services	$64,068	66,218	119,268	136,006
International Services	10,122	11,673	21,147	22,956
Merchant Services	25,708	23,367	52,631	41,223
Corporate Administration	(21,369)	(21,429)	(41,489)	(40,644)

Operating income	$78,529	79,829	151,557	159,541

Total assets	At June 30, 2011	At December 31, 2010
North America Services	$1,605,973	1,632,882
International Services	434,458	408,880
Merchant Services	492,929	460,750
Intersegment assets	(701,082)	(550,251)
Total assets	$1,832,278	1,952,261

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

The following geographic data presents revenues based on the domicile of the Company’s customers.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
United States	$ 301.1	311.6	593.8	605.1
Europe*	72.0	57.9	137.8	120.4
Canada	46.4	37.7	90.5	74.4
Japan*	18.3	14.9	35.7	27.1
Mexico	2.1	1.7	4.0	3.5
Other	7.7	7.1	15.2	13.9

Total	$ 447.6	430.9	877.0	844.4

*Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.

The following table reconciles geographic revenues to revenues by operating segment based on the domicile of the Company’s customers.

	Three months ended June 30,
	North America Services		International Services		Merchant Services
(in millions)	2011	2010	2011	2010	2011	2010
United States	$178.3	187.8	—	0.4	122.8	123.4
Europe	0.2	0.2	71.8	57.7	—	—
Canada	46.3	37.6	—	—	0.1	0.1
Japan	—	—	18.3	14.9	—	—
Mexico	2.1	1.7	—	—	—	—
Other	2.8	2.3	4.7	4.4	0.2	0.4

Total	$229.7	229.6	94.8	77.4	123.1	123.9

	Six months ended June 30,
	North America Services		International Services		Merchant Services
(in millions)	2011	2010	2011	2010	2011	2010
United States	$355.6	394.4	—	0.4	238.2	210.3
Europe	0.4	0.4	137.4	120.0	—	—
Canada	90.3	74.1	—	—	0.2	0.3
Japan	—	—	35.7	27.1	—	—
Mexico	4.0	3.5	—	—	—	—
Other	5.3	4.5	9.5	8.8	0.4	0.6

Total	$455.6	476.9	182.6	156.3	238.8	211.2

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At June 30, 2011	At December 31, 2010
United States	$195.6	203.8
Europe	57.1	58.3
Japan	10.9	11.3
Other	30.0	26.7

Total	$293.6	300.1

Major Customers

For the three months ended June 30, 2011, the Company had one major customer which accounted for approximately 11.9%, or $53.1 million, of total revenues. For the three months ended June 30, 2010, this major customer accounted for approximately 13.2%, or $56.6 million, of total revenues. For the six months ended June 30, 2011, the Company had one major customer which accounted for approximately 12.2% , or $106.6 million, of total revenues. For the six months ended June 30, 2010, this major customer accounted for approximately 13.2%, or $111.3 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

During the first six months of 2011 and 2010, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors under nonvested stock bonus awards for services to be provided by such key employees and directors in the future. Refer to Note 6 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $1.3 million during the first six months of 2011 related to storage and other peripheral hardware. The Company acquired equipment and software under capital lease obligations in the amount of $14.9 million during the first six months of 2010 related to storage and other peripheral hardware.

Note 10 — Legal Proceedings

General

The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters not specifically discussed below are believed to be adequately covered by insurance, or if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

Electronic Payment Systems Matter

On July 8, 2011, TSYS Acquiring Solutions, L.L.C., a wholly owned subsidiary of TSYS (“TSYS Acquiring”), entered into a settlement agreement (the “Agreement”) with Electronic Payment Systems LLC (“EPS”) to resolve all claims between the parties alleged in the previously disclosed litigation in the United States District Court for the District of Arizona (Civil Action No. CV09-00155-PHX-JAT and Civil Action No. CV10-01060-PHX-DGC). The Agreement provides for the payment by TSYS of $6.2 million and the provision by TSYS of certain processing for EPS. EPS has agreed to migrate all of its merchants off of the TSYS Acquiring system within 30 months from the date of the Agreement and TSYS Acquiring will terminate processing for EPS on that date. The Agreement provides for dismissal of the litigation and the matters pending with the Federal Communications Commission and contains mutual releases by the parties.

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

Note 12 — Business Combinations

TermNet Merchant Services, Inc.

On May 2, 2011, TSYS completed its acquisition of all of the outstanding common stock of TermNet, an Atlanta-based merchant acquirer, for $42 million in cash. TermNet provides merchant services to qualified merchants serving a diverse merchant base of over 18,000 merchants. The acquisition of TermNet expands the Company’s presence in the merchant acquiring industry. The results of operations for TermNet have been included in the Company’s results beginning May 2, 2011, and are included in the Merchant Services reporting segment. The goodwill of $29.2 million recorded arises largely from synergies and economies of scale expected to be realized from combining the operations of TSYS and TermNet. Goodwill recognized in the acquisition of TermNet is not deductible for income tax purposes.

The following table summarizes the consideration paid for TermNet and the recognized amounts of assets acquired and liabilities assumed effective May 2, 2011:

(in thousands)
Preliminary recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and restricted cash	$ 2,713
Accounts receivable, net	10,258
Other assets	1,517
Identifiable intangible assets	11,640
Goodwill	29,161
Accounts payable	(5,535)
Accrued compensation	(2,699)
Deferred income tax liability	(4,506)
Other liabilities	(549)

Total consideration	$ 42,000

The fair value of accounts receivable, accounts payable, accrued compensation, and other liabilities approximates the carrying amount of those assets and liabilities at the acquisition date. The fair value of accounts receivable due under agreements with customers is $10.3 million. The gross amount due under the agreements is $10.4 million, of which approximately $100,000 is expected to be uncollectible. Of the $42 million in consideration paid for TermNet, $8.4 million has been placed in escrow for a period of 18 months to secure certain claims that may be brought against the escrowed consideration by TSYS pursuant to the merger agreement. Consideration is contingent and may be returned to the Company pursuant to indemnification commitments made by, in general, the shareholders of TermNet related to, among other things, a breach of the representations and warrantees made in the merger agreement, possible excess merchant chargebacks, and losses arising out of certain asset dispositions and lease terminations. Such indemnification commitments are recognized as a possible asset receivable and measured at fair value. Based upon the probability of various possible outcomes related to the indemnification commitments, TSYS has determined that the fair value of any receivable asset would be immaterial. The maximum amount of contingent consideration returnable to the Company related to specific indemnification commitments made by TermNet is limited to the consideration held in escrow.

Identifiable intangible assets acquired in the TermNet acquisition include customer relationships, channel relationships, and non-compete agreements. The identifiable intangible assets had no significant estimated residual value. These intangible assets are being amortized over their estimated useful lives of 2 to 10 years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets. The fair value of the acquired identifiable intangible assets of $11.6 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. The fair values and useful lives of the identified intangible assets were primarily determined using forecasted cash flows, which included estimates for certain assumptions such as revenues, expenses, attrition rates, and royalty rates. The estimated fair value of identifiable intangible assets acquired in the acquisition of TermNet and the related estimated weighted average useful lives are as follows:

(in millions)
	Fair Value	Weighted Average Useful Lives
Customer relationships	$ 9.9	7.0 years
Channel relationships	1.6	10.0 years
Non-compete agreements	0.1	2.0 years

Total acquired identifiable intangible assets	$ 11.6	7.3 years

The fair value measurement of the identifiable intangible assets is based on significant inputs that are not observable in the market and therefore, represents a Level 3 measurement as defined in ASC 820. Key assumptions include (a) cash flow projections based on market participant and internal data, (b) a discount rate of 14%, (c) a pre-tax royalty rate range of 3-10%, (d) an attrition rate of 20%, (e) an effective tax rate of 36%, and (f) a terminal value based on a long-term sustainable growth rate of 3%.

In connection with the TermNet acquisition, TSYS incurred $179,000 in acquisition-related costs primarily related to professional legal, finance, and accounting costs. These costs were expensed as incurred and are included in selling, general, and administrative expenses in the income statement for the three and six months ended June 30, 2011.

TSYS Merchant Solutions

On March 1, 2010, TSYS announced the signing of an Investment Agreement with First National Bank of Omaha (FNBO) to form a new joint venture company, First National Merchant Solutions (FNMS). Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2010, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, for more information on the acquisition of TMS.

On January 4, 2011, TSYS announced it had acquired the remaining 49-percent interest in FNMS, effective January 1, 2011, from FNBO. The entity was rebranded as TSYS Merchant Solutions (TMS).

Pro forma Results of Operations

The pro forma revenue and earnings of TermNet are not material to the consolidated financial statements. The amounts of TMS’ revenue and earnings included in TSYS’ consolidated income statement for the three and six months ended June 30, 2011, and the pro forma revenue and 100-percent of the earnings of the combined entity had the acquisition date been January 1, 2010 are:

(in thousands)	Revenue	Net Income Attributable to TSYS Common Shareholders	Basic EPS Attributable to TSYS Common Shareholders	Diluted EPS Attributable to TSYS Common Shareholders
Quarter

Actual from 4/1/2011-6/30/2011	$447,554	$53,747	$0.28	$0.28
Actual from 4/1/2010-6/30/2010	430,887	49,704	0.25	0.25
Supplemental pro forma for 4/1/2010-6/30/2010	430,887	51,405	0.26	0.26

(in thousands)	Revenue	Net Income Attributable to TSYS Common Shareholders	Basic EPS Attributable to TSYS Common Shareholders	Diluted EPS Attributable to TSYS Common Shareholders
Year-to-Date

Actual from 1/1/2011-6/30/2011	$876,985	$102,537	$0.53	$0.53
Actual from 1/1/2010-6/30/2010	844,350	101,030	0.51	0.51
Supplemental pro forma for 1/1/2010-6/30/2010	872,017	104,737	0.53	0.53

Note 13 – Earnings Per Share

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

The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the three months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011		Three months ended June 30, 2010

(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities

Basic EPS:
Net income	$53,747		49,704
Less income allocated to nonvested awards	(191)	191	(250)	250

Net income allocated to common stock for EPS calculation (a)	$53,556	191	49,454	250

Average common shares outstanding (b)	191,935	690	196,347	998

Basic EPS (a)/(b)	$0.28	0.28	0.25	0.25

Diluted EPS:
Net income	$53,747		49,704
Less income allocated to nonvested awards	(190)	190	(250)	250

Net income allocated to common stock for EPS calculation (c)	$53,557	190	49,454	250

Average common shares outstanding	191,935	690	196,347	998
Increase due to assumed issuance of shares related to common equivalent shares outstanding	459		85

Average common and common equivalent shares outstanding (d)	192,394	690	196,432	998

Diluted EPS (c)/(d)	$0.28	0.28	0.25	0.25

The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the six months ended June 30, 2011 and 2010:

	Six months ended June 30, 2011		Six months ended June 30, 2010

(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities

Basic EPS:
Net income	$102,537		101,030
Less income allocated to nonvested awards	(383)	383	(514)	514

Net income allocated to common stock for EPS calculation (a)	$102,154	383	100,516	514

Average common shares outstanding (b)	192,390	727	196,254	1,007

Basic EPS (a)/(b)	$0.53	0.53	0.51	0.51

Diluted EPS:
Net income	$102,537		101,030
Less income allocated to nonvested awards	(382)	382	(514)	514

Net income allocated to common stock for EPS calculation (c)	$102,155	382	100,516	514

Average common shares outstanding	192,390	727	196,254	1,007
Increase due to assumed issuance of shares related to common equivalent shares outstanding	366		87

Average common and common equivalent shares outstanding (d)	192,756	727	196,341	1,007

Diluted EPS (c)/(d)	$0.53	0.53	0.51	0.51

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 4.0 million and 4.7 million common shares for the three and six months ended June 30, 2011, respectively and excludes 8.6 million common shares for the three and six months ended June 30, 2010 because their inclusion would have been anti-dilutive.

Note 14 – Redeemable Noncontrolling Interests

In connection with the purchase of the remaining 49-percent interest in FNMS, the Company sold the rights to the FNMS tradename valued at $4.5 million, and recorded a gain on the sale of the tradename of $1.5 million. The Company bought the remaining 49-percent interest for $174.1 million, and paid net cash of $169.6 million ($174.1 million less $4.5 million for tradename sold). With the purchase, the Company eliminated the redeemable noncontrolling interest of $146.0 million and recorded a reduction of approximately $28.1 million to additional paid-in capital. The Company recorded a deferred tax asset that was created from excess tax goodwill and recorded an increase to additional paid-in capital.

Note 15 – Discontinued Operations

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

The following table presents the summarized results of discontinued operations for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010	Six months ended June 30, 2010
(in thousands)
Revenues before reimbursable items	$ 2,859	4,750
Total revenues	2,859	4,750
Operating loss	(400)	(1,042)
Income taxes	(127)	(341)
Loss from discontinued operations, net of tax	(273)	(701)

The Unaudited Condensed Consolidated Statements of Cash Flows include TPOS through the date of disposition and are not considered material.

Note 16 – Subsequent Events

Management performed an evaluation of the Company’s activity the date these unaudited financial statements were issued, and has concluded that there are no significant subsequent events requiring disclosure.

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

A summary of the financial highlights for 2011, as compared to 2010, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Total revenues	$447.6	430.9	3.9%	$877.0	844.4	3.9%

Operating income	78.5	79.8	(1.6)	151.6	159.5	(5.0)

Net income attributable to TSYS common shareholders	53.7	49.7	8.0	102.5	101.0	1.5

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

Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under ASC 740, “Income Taxes,” at June 30, 2011 is $3.6 million. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

Total revenues increased $16.7 million and $32.6 million, or 3.9% for both periods, during the three and six months ended June 30, 2011, compared to the same periods in 2010. The increase in revenues for the three and six months ended June 30, 2011 includes an increase of $8.7 million and $12.2 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2011 were $67.3 million and $134.1 million, a decrease of $804,000 or 1.2% and $4.9 million or 3.5%, respectively, compared to $68.1 million and $139.0 million for the same periods last year. Excluding reimbursable items, revenues increased $17.5 million and $37.5 million, or 4.8% and 5.3%, during the three and six months ended June 30, 2011 compared to the same period in 2010.

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

In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. TSYS provides accounting, settlement, authorization and other services to Bank of America. TSYS provides a number of additional services to Bank of America, including commercial card processing, small business card processing and card production services. Approximately 11.9% and 13.2% of TSYS’ total revenues for the three months ended June 30, 2011 and 2010, respectively were attributed to Bank of America. Approximately 12.2% and 13.2% of TSYS’ total revenues for the six months ended June 30, 2011 and 2010, respectively were attributed to Bank of America. Revenues from the major customer for the periods reported are primarily attributable to the North America Services segment and Merchant Services segment.

In November 2010, TSYS and Bank of America agreed to a new merchant services agreement, during which TSYS expects merchant services revenues from Bank of America to decline as Bank of America transitions its services to its new joint venture. The loss of Bank of America as a merchant services client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows. Approximately 44% and 47% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for the three months ended June 30, 2011 and 2010, respectively, which are provided at no margin. Approximately 44% and 47% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for the six months ended June 30, 2011 and 2010, respectively, which are provided at no margin.

TSYS’ services are provided through three of its operating segments: North America Services, International Services and Merchant Services.

Operating Segments

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. This segment has two major customers.

Below is a summary of the North America Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Total revenues	$233.9	236.8	(1.2)%	$464.5	491.0	(5.4)%
External revenues	228.0	229.9	(0.8)	452.1	477.3	(5.3)
Operating income	64.1	66.2	(3.2)	119.3	136.0	(12.3)
Operating Margin	27.4%	28.0%		25.7%	27.7%
Key indicators:
AOF				328.3	290.7	12.9
Transactions	1,795.1	1,563.7	14.8	3,421.9	3,021.9	13.2

*Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

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

The decline in total segment external revenues for the three and six months ended June 30, 2011, as compared to the same periods in 2010, is the result of a decrease in revenues associated with client portfolio deconversions, as well as a decrease in termination fees of $9.6 million and $32.7 million, respectively, partially offset by new business and organic growth.

International Services

The International Services segment provides issuer and merchant card solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues and operating profit in this segment are derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions.

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

This segment has one major customer.

Below is a summary of the International Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Total revenues	$97.7	78.0	25.2%	$188.4	157.4	19.7%
External revenues	96.6	77.3	24.9	186.5	156.3	19.3
Operating income	10.1	11.7	(13.3)	21.1	23.0	(7.9)
Operating Margin	10.4%	15.0%		11.2%	14.6%
Key indicators:
AOF				47.8	42.1	13.4
Transactions	340.6	297.9	14.4	666.6	579.1	15.1

*Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

The increase in total segment external total revenues for the three and six months ended June 30, 2011, as compared to 2010, is driven by $8.8 million and $16.1 million of new business and organic growth and $8.4 million and $11.8 million increase related to the impact of foreign currency translation, respectively.

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

With the acquisitions of TMS and TermNet, the Company has expanded its service offerings to include merchant support and underwriting, and business and value-added services, as well as Visa- and Mastercard-branded prepaid cards for businesses of any size. Ranked as the 10th-largest merchant acquirer in North America by dollar volume (The Nilson Report, March 2010), TMS has a 57-year history in the acquiring industry with more than 300,000 merchant outlets in its diverse portfolio.

This segment has one major customer.

Below is a summary of the Merchant Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Total revenues	$123.1	123.9	(0.7)%	$238.8	211.2	13.1%
External revenues	122.9	123.6	(0.6)	238.4	210.7	13.2
Operating income	25.7	23.4	10.0	52.6	41.2	27.7
Operating Margin	20.9%	18.9%		22.0%	19.5%
Key indicator:
POS Transactions	1,269.0	1,420.5	(10.7)	2,475.8	2,734.8	(9.5)

*Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

The change in total segment external revenues for the three and six months ended June 30, 2011, as compared to the same periods in 2010, is the result of $2.7 million and $33.7 million net increase for acquisitions, respectively, partially offset by price compression and deconversions.

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

The Company’s cost of services were $312.1 million and $613.5 million during the three and six months ended June 30, 2011, respectively, an increase of 5.5% and 4.6%, compared to $295.9 million and $586.4 million for the same periods last year. During the first six months of 2010, TSYS implemented a plan that reduced its workforce through attrition and job elimination. As part of the workforce reduction, the Company incurred approximately $2.6 million in severance payments.

The Company’s selling, general and administrative expenses were $57.0 million and $111.9 million during the three and six months ended June 30, 2011, respectively, an increase of 3.3% and 13.7%, compared to $55.2 million and $98.4 million for the same periods last year. The increase is the result of the impact of the acquisition of TMS.

As a result of the acquisition of TMS, TSYS incurred $0.7 million and $3.6 million during the three and six months ended June 30, 2010, respectively, of acquisition related costs.

Federal legislation was recently enacted which makes extensive changes to the current system of health care insurance and benefits. The Company has reviewed the legislation and, based upon information available, expects the impact of the legislation on 2011 to be approximately $2.2 million.

Operating Income

Operating income decreased 1.6% and 5.0% for the three and six months ended June 30, 2011, respectively, over the same periods in 2010. The Company’s operating profit margin for the three and six months ended June 30, 2011 was 17.5% and 17.3%, respectively, compared to 18.5% and 18.9% for the same periods last year. TSYS’ operating margin decreased for the three and six months ended June 30, 2011, as compared to the same periods in 2010, as the result of the loss of revenues associated with deconverted clients and an increase in reimbursable items.

Nonoperating Income (Expense)

Interest income for the three months ended June 30, 2011 was $154,000, a decrease of $25,000, compared to $179,000 for the same period in 2010. Interest income for the six months ended June 30, 2011 was $287,000, a decrease of $83,000, compared to $370,000 for the same period in 2010. The decrease in interest income is primarily attributable to the decline in interest rates and cash available for investing.

Interest expense for the three months ended June 30, 2011 was $806,000, an increase of $410,000 compared to $396,000 for the same period in 2010. Interest expense for the six months ended June 30, 2011 was $1.6 million, an increase of $309,000 compared to $1.3 million for the same period in 2010. The increase in interest expense in 2011 compared to 2010 relates to additional debt borrowings during the fourth quarter 2010.

For the three months ended June 30, 2011 and 2010, the Company recorded a translation loss of approximately $222,000 and $383,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the six months ended June 30, 2011 and 2010, the Company recorded a translation loss of approximately $574,000 and $136,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2011 was approximately $7.1 million, the majority of which is denominated in Euros and British Pounds Sterling.

Income Taxes

During 2010, TSYS recorded a deferred tax asset as a result of the purchase of the remaining 49% of TMS. Refer to Note 12 of the Notes of the Unaudited Condensed Consolidated Financial Statements for more information about the acquisition of TMS.

TSYS’ effective income tax rate attributable to continuing operations for the three months ended June 30, 2011 was 30.4%, compared to 36.1% for the same period in 2010. TSYS’ effective income tax rate attributable to continuing operations for the six months ended June 30, 2011 was 32.2%, compared to 35.7% for the same period in 2010. The reduction in the June 30, 2011 rate reflects the impact of the company availing itself of the benefit of certain incentives offered to United States companies performing certain activities within the United States. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $39.4 million at June 30, 2011. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $617,000 and $2.4 million for the three months ended June 30, 2011 and 2010, respectively. TSYS’ share of income from its equity in equity investments was $2.9 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively.

Net Income

Net income for the three months ended June 30, 2011 increased 4.1%, or $2.1 million, to $54.6 million, compared to $52.5 million for the same period in 2010. Net income for the six months ended June 30, 2011 decreased 0.2%, or $238,000, to $104.1 million, compared to $104.3 million for the same period in 2010.

Net income attributable to TSYS common shareholders for the three months ended June 30, 2011 increased 8.1%, or $4.0 million, to $53.7 million, or basic and diluted earnings per share of $0.28, compared to $49.7 million, or basic and diluted earnings per share of $0.25, for the same period in 2010. Net income attributable to TSYS common shareholders for the six months ended June 30, 2011 increased 1.5%, or $1.5 million, to $102.5 million, or basic and diluted earnings per share of $0.53, compared to $101.0 million, or basic and diluted earnings per share of $0.51, for the same period in 2010.

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

Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2011	2010
Net income	$104,059	104,297
Depreciation and amortization	83,035	78,966
Net change in current and other assets and current and other liabilities	12,195	(4,429)
Other noncash items and charges, net	5	17,005
Disposal of subsidiary	—	(131)

Net cash provided by operating activities	$199,294	195,708

TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2011 in net cash provided by operating activities was primarily the result of the net change in current and other assets and current and other liabilities.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at June 30, 2011, as compared to December 31, 2010, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2011	2010
Cash used in acquisitions, net of cash acquired	$(45,287)	(148,531)
Additions to contract acquisition costs	(16,007)	(19,888)
Purchases of property and equipment, net	(12,543)	(17,189)
Additions to internally developed computer software	(9,242)	(9,406)
Additions to licensed computer software from vendors	(5,882)	(20,812)
Proceeds from sale of tradename	4,500	—

Net cash used in investing activities	$(84,461)	(215,826)

The major uses of cash for investing activities have been acquisitions, the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, and investments in contract acquisition costs associated with obtaining and servicing new or existing clients. The major uses of cash for investing activities in 2011 was for acquisitions, additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software, which was partially offset by the sale of a tradename. The major uses of cash for investing activities in 2010 was for acquisitions, additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $8.8 million for the three months ended June 30, 2011, bringing the total for 2011 to $16.0 million compared to $19.9 million for the six months ended June 30, 2010.

Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2011	2010
Purchase of noncontrolling interests	$(174,050)	—
Repurchase of common stock	(35,700)	(1,075)
Dividends paid on common stock	(27,129)	(27,605)
Principal payments on long-term debt borrowings and capital lease obligations	(14,494)	(7,858)
Other	945	239

Net cash used in financing activities	$(250,428)	(36,299)

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

Stock Repurchase Plan

On April 20, 2010, TSYS announced a stock repurchase plan to purchase up to 10 million shares of TSYS stock. The shares may be purchased from time to time over the next two years at prices considered attractive to the Company. On May 3, 2011, TSYS announced that its Board had approved an increase in the number of shares that may be repurchased under its current share repurchase plan from up to 10 million shares to up to 15 million shares of TSYS stock. The expiration date of the plan was also extended to April 30, 2013. Through June 30, 2011, the Company purchased 2.0 million shares for approximately $35.7 million, at an average price of $17.85.

Dividends

Dividends on common stock of $13.5 million were paid during the three months ended June 30, 2011, bringing the total for 2011 to $27.1 million compared to $27.6 million paid during the six months ended June 30, 2010.

Significant Noncash Transactions

Refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about supplementary cash flow information.

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. As of June 30, 2011, the Company has not made any investments in the fund.

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. Since December 2000, TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

TSYS maintains operating cash accounts outside the United States. Refer to Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on cash and cash equivalents. TSYS has adopted the permanent reinvestment exception under ASC 740 with respect to future earnings of certain foreign subsidiaries. While some of the foreign cash is available to repay intercompany financing arrangements, remaining amounts are not presently available to fund domestic operations and obligations without paying a significant amount of taxes upon its repatriation. Demand on our cash has increased as a result of our strategic initiatives. TSYS funds these initiatives through a balance of internally generated cash, external sources of capital, and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., TSYS will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. TSYS has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. TSYS utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the locations where it is needed.

Impact of Inflation

Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.6:1. At June 30, 2011, TSYS had working capital of $358.5 million compared to $494.5 million at December 31, 2010.

Legal Proceedings

General

The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advise of legal counsel, all matters not specifically discussed below are believed to be adequately covered by insurance, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

Electronic Payment Systems Matter

On July 8, 2011, TSYS Acquiring Solutions, L.L.C., a wholly owned subsidiary of TSYS (“TSYS Acquiring”), entered into a settlement agreement (the “Agreement”) with Electronic Payment Systems LLC (“EPS”) to resolve all claims between the parties alleged in the previously disclosed litigation in the United States District Court for the District of Arizona (Civil Action No. CV09-00155-PHX-JAT and Civil Action No. CV10-01060-PHX-DGC). The Agreement provides for the payment by TSYS of $6.2 million and the provision by TSYS of certain processing for EPS. EPS has agreed to migrate all of its merchants off of the TSYS Acquiring system within 30 months from the date of the Agreement and TSYS Acquiring will terminate processing for EPS on that date. The Agreement provides for dismissal of the litigation and the matters pending with the Federal Communications Commission and contains mutual releases by the parties.

Recent Accounting Pronouncements

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.

ASU 2011-05, “Presentation of Comprehensive Income”

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 amends ASC Topic 220, “Comprehensive Income,” and eliminates the option in US GAAP to present other comprehensive income in the statement of changes in equity. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has determined the impact of adopting ASU 2011-05 on its financial position, results of operations and cash flows to be immaterial.

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs”

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” to converge fair value measurement and disclosure guidance in US GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. It is prospectively effective for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. The Company has determined the impact of adopting ASU 2011-04 on its financial position, results of operations and cash flows to be immaterial,

ASU 2009-13, “Multiple-Deliverable Revenue Arrangement,”

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” an update to ASC Topic 605, “Revenue Recognition,” and formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 amends ASC 650-25 to revise the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminates the use of the residual method of revenue recognition and the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before an entity can separate its deliverables for revenue recognition. The revised guidance requires the allocation of vendor consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on VSOE if available, TPE if VSOE is not available, or best estimated selling price (ESP) if neither VSOE nor TPE is available. Effective January 1, 2011, the Company adopted the provisions of ASU 2009-13 on a prospective basis for all new and materially modified arrangements.

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

The Company’s multiple element arrangements may include one or more elements that are subject to other Topics including software revenue recognition and leasing guidance. The consideration for these multiple element arrangements is allocated to each group of deliverables – those subject to ASC 605-25 and those subject to other Topics based on the revised guidance in ASC 2009-13. Arrangement revenue for each group of deliverables is then further separated, allocated, and recognized based on applicable guidance.

The Company regularly reviews the evidence of selling price for its services and maintains internal controls over the establishment and updates of these estimates. There were no material changes in estimated selling price for its services during the quarter and the Company does not expect a material impact from changes in selling price in the foreseeable future.

If the Company were to apply the new revenue recognition guidance as if it had early adopted the guidance for the six months ended June 30, 2010 and the year ended December 31, 2010, there would have been no material impact to revenue in the earlier periods. As previously disclosed, there were changes to the units of accounting and changes in the way arrangement consideration is allocated for certain types of the Company’s arrangements; however, the adoption of ASU 2009-13 did not have a material impact on revenue for the six months ended June 30, 2011 when compared to the revenue that would have been recognized under the guidance in effect prior to adoption of ASU 2009-13. The impact of adopting this guidance in future periods will depend on the nature of the Company’s customer arrangements in those periods, including the nature of products and services included in those arrangements, the magnitude of revenue associated with certain deliverables in those arrangements, and the timing of delivery of the related products or services in those arrangements, among other considerations. While the impact in future periods is dependent on these factors and future go-to-market strategies, the Company does not currently expect the adoption of this guidance to have a material impact on the timing and pattern of revenue recognition in future periods. The Company does not expect this new guidance to impact future pricing practices or go-to-market strategies.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse affect on TSYS; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ earnings guidance for 2011 total revenues, revenues before reimbursable items, income from continuing operations and EPS from continuing operations; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010

Other comprehensive gain (loss)	$1.1	(3.5)	$11.3	(16.4)

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at June 30, 2011:

(in millions)	June 30, 2011
Europe	$ 195.7
China	74.4
Japan	17.0
Mexico	7.8
Canada	1.3
Other	41.6

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation loss of approximately $222,000 and $574,000 for the three and six months ended June 30, 2011, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2011 was approximately $7.1 million, the majority of which was denominated in Euros and British Pounds Sterling.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at June 30, 2011 was $7.1 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $7.1 million at June 30, 2011.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$71	354	708	(71)	(354)	(708)

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

TOTAL SYSTEM SERVICES, INC.

Item 4 — Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2011, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended June 30, 2011:

(in thousands, except per share data) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2011	3(1)	$18.02	5,093	4,907
May 2011	—	—	5,093	4,907
June 2011	—	—	5,093	4,907

Total	3(1)	$18.02

(1)	Consists of delivery of shares to TSYS on vesting of restricted shares to pay taxes.

Item 6 — Exhibits

a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: August 5, 2011	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: August 5, 2011	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document