Form 10-Q
period 2011-09-30
TOTAL SYSTEM SERVICES INC
filed 2011-11-04
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: October 31, 2011
Common Stock, $0.10 par value	201,357,765 shares

TOTAL SYSTEM SERVICES, INC.

TOTAL SYSTEM SERVICES, INC.

Part I — Financial Information

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$280,713	394,795
Restricted cash	43	434
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $3.3 million and $4.5 million at 2011 and 2010, respectively	246,971	237,646
Deferred income tax assets	10,340	11,090
Prepaid expenses and other current assets	93,724	77,848

Total current assets	631,791	721,813
Property and equipment, net of accumulated depreciation and amortization of $352.4 million and $317.4 million at 2011 and 2010, respectively	286,464	300,102
Computer software, net of accumulated amortization of $552.5 million and $497.6 million at 2011 and 2010, respectively	219,057	246,424
Contract acquisition costs, net of accumulated amortization of $286.8 million and $260.7 million at 2011 and 2010, respectively	162,475	166,251
Goodwill	355,917	320,399
Equity investments	81,036	77,127
Other intangible assets, net of accumulated amortization of $36.4 million and $27.6 million at 2011 and 2010, respectively	82,269	83,118
Deferred income tax assets, net	5,189	2,704
Other assets	24,852	34,323

Total assets	$1,849,050	1,952,261

Liabilities
Current liabilities:
Current portion of long-term debt	$40,155	39,557
Current portion of obligations under capital leases	13,919	13,191
Accrued salaries and employee benefits	26,283	27,414
Accounts payable	25,763	36,068
Other current liabilities	110,359	111,040

Total current liabilities	216,479	227,270
Long-term debt, excluding current portion	184,783	194,703
Deferred income tax liabilities	40,701	42,547
Obligations under capital leases, excluding current portion	26,280	30,573
Other long-term liabilities	63,104	53,363

Total liabilities	531,347	548,456

Redeemable noncontrolling interest in consolidated subsidiary	—	146,000

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 201,611 and 201,326 issued at 2011 and 2010, respectively; 190,717 and 194,528 outstanding at 2011 and 2010, respectively	20,161	20,133
Additional paid-in capital	124,741	119,722
Accumulated other comprehensive income (loss), net	51	(2,585)
Treasury stock, at cost (shares of 10,894 and 6,798 at 2011 and 2010, respectively)	(186,452)	(115,449)
Retained earnings	1,339,672	1,219,303

Total shareholders’ equity	1,298,173	1,241,124

Noncontrolling interests in consolidated subsidiaries	19,530	16,681

Total equity	1,317,703	1,257,805

Total liabilities and equity	$1,849,050	1,952,261

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Total revenues	$459,747	433,236	1,336,732	1,277,586

Cost of services	321,481	302,692	935,024	889,110
Selling, general and administrative expenses	57,086	51,630	168,970	150,021

Total operating expenses	378,567	354,322	1,103,994	1,039,131

Operating income	81,180	78,914	232,738	238,455
Nonoperating expenses	(3,794)	31	(5,363)	(1,402)

Income from continuing operations before income taxes and equity in income of equity investments	77,386	78,945	227,375	237,053
Income taxes	24,286	27,879	73,102	84,249

Income from continuing operations before equity in income of equity investments	53,100	51,066	154,273	152,804
Equity in income of equity investments, net of tax	4,588	1,103	7,475	4,363

Income from continuing operations, net of tax	57,688	52,169	161,748	157,167
Loss from discontinued operations, net of tax	—	(2,463)	—	(3,164)

Net income	57,688	49,706	161,748	154,003
Net loss (income) attributable to noncontrolling interests	460	(3,963)	(1,064)	(7,230)

Net income attributable to TSYS common shareholders	$58,148	45,743	160,684	146,773

Basic earnings per share (EPS) (Note 13)*:
Income from continuing operations to TSYS common shareholders	$0.30	0.25	0.83	0.76
Loss from discontinued operations to TSYS common shareholders	—	(0.01)	—	(0.02)

Net income attributable to TSYS common shareholders	$0.30	0.23	0.83	0.74

Diluted EPS*:
Income from continuing operations to TSYS common shareholders	$0.30	0.25	0.83	0.76
Loss from discontinued operations to TSYS common shareholders	—	(0.01)	—	(0.02)

Net income attributable to TSYS common shareholders	$0.30	0.23	0.83	0.74

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$58,148	48,206	160,684	149,937
Loss from discontinued operations	—	(2,463)	—	(3,164)

Net income	$58,148	45,743	160,684	146,773

*Note:	Basic and diluted EPS amounts for continuing operations and net income do not total due to rounding.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$161,748	154,003
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on foreign currency	2,751	34
Equity in income of equity investments, net of tax	(7,475)	(4,363)
Dividends received from equity investments	6,835	6,572
Depreciation and amortization	125,403	119,107
Amortization of debt issuance costs	115	115
Share-based compensation	12,693	11,727
Excess tax benefit from share-based payment arrangements	(50)	(111)
Asset impairments	798	—
Provisions for (recoveries of) bad debt expenses and billing adjustments	328	(162)
Charges for transaction processing provisions	3,684	2,860
Deferred income tax expense	15,833	13,022
Loss (gain) on disposal of equipment, net	(1,396)	224
Loss on disposal of subsidiary	—	1,641
Changes in operating assets and liabilities:
Accounts receivable	(4,382)	(33,997)
Prepaid expenses, other current assets and other long-term assets	(766)	(22,352)
Accounts payable	(15,629)	34,340
Accrued salaries and employee benefits	(2,610)	(27,616)
Other current liabilities and other long-term liabilities	(215)	24,858

Net cash provided by operating activities	297,665	279,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisitions, net of cash acquired	(45,309)	(148,531)
Purchases of property and equipment, net	(18,121)	(29,848)
Additions to licensed computer software from vendors	(10,033)	(27,224)
Additions to internally developed computer software	(13,331)	(15,220)
Proceeds from sale of tradenames	4,500	—
Purchase of private equity investments	(1,573)	—
Additions to contract acquisition costs	(22,506)	(42,774)
Proceeds from disposition, net of expense paid and cash disposed	—	4,224

Net cash used in investing activities	(106,373)	(259,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of noncontrolling interest	(174,050)	—
Repurchase of common stock	(73,361)	(46,228)
Dividends paid on common stock	(40,616)	(41,432)
Principal payments on long-term debt borrowings and capital lease obligations	(21,052)	(11,938)
Subsidiary dividends paid to noncontrolling shareholders	(433)	(250)
Excess tax benefit from share-based payment arrangements	50	111
Proceeds from exercise of stock options	1,743	543

Net cash used in financing activities	(307,719)	(99,194)

CASH AND CASH EQUIVALENTS:
Effect of exchange rate changes on cash and cash equivalents	2,345	1,310

Net decrease in cash and cash equivalents	(114,082)	(77,355)
Cash and cash equivalents at beginning of period	394,795	449,955

Cash and cash equivalents at end of period	$280,713	372,600

Supplemental cash flow information:
Interest paid	$2,336	1,867

Income taxes paid, net	$62,321	102,922

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

Certain reclassifications have been made to the 2010 financial statements to conform to the presentation adopted in 2011.

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

Goodwill and certain intangible assets not subject to amortization are assessed annually for impairment in the second quarter of each year using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit (RU) with its book value, including goodwill. If the fair value of the RU exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the RU exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the RU’s goodwill with the book value of that goodwill. If the book value of the RU’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The fair value of the RU is allocated to all of the assets and liabilities of that unit as if the RU had been acquired in a business combination and the fair value of the RU was the purchase price paid to acquire the RU.

The estimate of fair value of the Company’s RUs is determined using various valuation techniques, including using the combination of the market approach and the income approach. The market approach, which contains Level 2 inputs, utilizes readily available market valuation multiples to estimate fair value. The income approach is a valuation technique that utilizes the discounted cash flow (DCF) method, which includes Level 3 inputs. Under the DCF method, the fair value of the RU reflects the present value of the projected earnings that will be generated by each RU after taking into account the revenues and expenses associated with the asset, the relative risk that the cash flows will occur, the contribution of other assets, and an appropriate discount rate to reflect the value of the invested capital. Cash flows are estimated for future periods based upon historical data and projections by management.

At September 30, 2011, the Company had recorded goodwill in the amount of $355.9 million. The Company performed its annual impairment tests of its unamortized goodwill balance as of May 31, 2011, and these tests did not indicate any impairment. The fair value of the RUs substantially exceeds the carrying value.

The fair value of the Company’s long-term debt and obligations under capital leases is not significantly different from its carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents in domestic accounts	$222,957	347,734
Cash and cash equivalents in foreign accounts	57,756	47,061

Total	$280,713	394,795

At September 30, 2011 and December 31, 2010, the Company had approximately $19.0 million and $29.9 million, respectively, in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2011	December 31, 2010
Prepaid expenses	$24,796	15,421
Income taxes receivable	12,724	12,977
Supplies inventory	9,653	7,138
Other	46,551	42,312

Total	$93,724	77,848

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2011	December 31, 2010
Conversion costs, net of accumulated amortization of $105.2 million and $90.9 million at 2011 and 2010, respectively	$88,976	80,521
Payments for processing rights, net of accumulated amortization of $181.6 million and $169.8 million at 2011 and 2010, respectively	73,499	85,730

Total	$162,475	166,251

Amortization expense related to conversion costs, which is recorded in cost of services, was $5.0 million and $4.6 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, amortization related to conversion costs was $14.3 million and $12.6 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.8 million and $3.6 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, amortization related to payments for processing rights was $11.7 million and $14.0 million, respectively.

During the nine months ended September 30, 2011, the Company recognized an impairment loss related to payments for processing rights of $750,000 and an impairment loss related to conversion costs of $48,000.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2011	December 31, 2010
Accrued expenses	$34,348	29,999
Deferred revenues	29,110	34,184
Dividends payable	13,333	13,634
Accrued income taxes	—	2,920
Other	33,568	30,303

Total	$110,359	111,040

Note 4 — Long-Term Debt

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2010, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (SEC), for a discussion regarding long-term debt.

Note 5 — Comprehensive Income

For the three months ended September 30, comprehensive income is summarized below:

	$160,684	$160,684	$160,684	$160,684	$160,684	$160,684
	Three months ended September 30, 2011			Three months ended September 30, 2010
(in thousands)	TSYS Shareholders	Noncontrolling Interests	Total	TSYS Shareholders	Noncontrolling Interests	Total
Net income (loss)	$58,148	(460)	$57,688	$45,743	3,963	$49,706
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(9,439)	195	(9,244)	13,600	903	14,503
Change in accumulated OCI related to postretirement healthcare plans	1,156	—	1,156	(181)	—	(181)

Total	$49,865	(265)	$49,600	$59,162	4,866	$64,028

For the nine months ended September 30, comprehensive income is summarized below:

	$160,684	$160,684	$160,684	$160,684	$160,684	$160,684
	Nine months ended September 30, 2011			Nine months ended September 30, 2010
(in thousands)	TSYS Shareholders	Noncontrolling Interests	Total	TSYS Shareholders	Noncontrolling Interests	Total
Net income	$160,684	1,064	$161,748	$146,773	7,230	$154,003
OCI, net of tax:
Foreign currency translation adjustments	1,843	854	2,697	(2,750)	798	(1,952)
Change in accumulated OCI related to postretirement healthcare plans	793	—	793	(548)	—	(548)

Total	$163,320	1,918	$165,238	$143,475	8,028	$151,503

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) are as follows:

(in thousands)	Beginning Balance December 31, 2010	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance September 30, 2011
Foreign currency translation adjustments	$(1,242)	4,079	(2,236)	1,843	$601
Change in accumulated OCI related to postretirement healthcare plans	(1,343)	1,238	(445)	793	(550)

Total	$(2,585)	5,317	(2,681)	2,636	$51

Consistent with its overall strategy of pursuing international investment opportunities, TSYS adopted the permanent reinvestment exception under ASC 740, “Income Taxes,” with respect to future earnings of certain foreign subsidiaries. Its decision to permanently reinvest foreign earnings offshore means TSYS will no longer allocate taxes to foreign currency translation adjustments associated with these foreign subsidiaries accumulated in OCI.

Note 6 — Share-Based Compensation

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2011, share-based compensation was $4.0 million, compared to $3.8 million for the same period in 2010. Included in the $4.0 million amount for 2011 and $3.8 million amount for 2010 is approximately $1.4 million related to expensing the fair value of stock options. For the nine months ended September 30, 2011, share-based compensation was $12.7 million, compared to $11.7 million for the same period in 2010. Included in the $12.7 million amount for 2011 and $11.7 million amount for 2010 is approximately $5.2 million and $4.9 million, respectively, related to expensing the fair value of stock options.

Nonvested and Performance Share Awards

During the first nine months of 2011, the Company issued 212,773 shares of TSYS common stock with a market value of $3.8 million to certain key employees and non-management members of its Board of Directors. The grants to certain key employees were issued under nonvested stock bonus awards for services to be provided in the future by such officers and employees. The grants to the Board of Directors were fully vested on the date of grant. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.

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

As of September 30, 2011, there was approximately $7.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 1.7 years.

On March 15, 2011, TSYS authorized a total grant of 263,292 performance shares to certain key executives with a performance based vesting schedule (2011 performance shares). These 2011 performance shares have a 2011-2013 performance period for which the Compensation Committee established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2013, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.

On March 31, 2010, TSYS authorized a total grant of 279,831 performance shares to certain key executives with a performance based vesting schedule (2010 performance shares). These 2010 performance shares have a 2010-2012 performance period for which the Compensation Committee established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2012, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.

As of September 30, 2011, there was approximately $5.0 million of total unrecognized compensation cost related to the 2010 and 2011 performance shares compensation arrangements. That cost is expected to be recognized until the end of 2013.

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

As of September 30, 2011, there was approximately $220,000 of total unrecognized compensation cost related to the 2008 grant of nonvested performance share-based compensation arrangements. That cost is expected to be recognized over the remainder of 2011.

Stock Option Awards

During the first nine months of 2011, the Company granted 716,508 stock options to key TSYS executive officers. The average fair value of the option grant was $5.78 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $17.61; risk-free interest rate of 2.96%; expected volatility of 30.0%; expected term of 8.5 years; and dividend yield of 1.59%. The grant will vest over a period of 3 years.

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

As of September 30, 2011, there was approximately $6.4 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.8 years.

Note 7 — Income Taxes

TSYS is the parent of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2008 and with a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2005. There are currently no Federal tax examinations in progress. However, a number of tax examinations are in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its reserve for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate attributable to continuing operations was 29.4% and 36.5% for the three months ended September 30, 2011 and 2010, respectively. TSYS’ effective income tax rate attributable to continuing operations for the nine months ended September 30, 2011 was 31.2%, compared to 36.0% for the same period in 2010. The decreased rate during the September 30, 2011 period was mostly due to changes in discrete items, changes in the jurisdictional sources of income and reflects the benefit of certain tax incentives offered to United States companies conducting certain activities within the United States.

TSYS continously evaluates its ability to realize its deferred tax assets. Pursuant to such evaluations, TSYS established a valuation allowance in the amount of $5.1 million related to our international operations and released valuation allowances in the amount of $4.5 million related to our international operations during the nine months ended September 30, 2011.

TSYS adopted the provisions of ASC 740 on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $2.2 million during the nine months ended September 30, 2011.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.7 million and $1.1 million as of September 30, 2011 and December 31, 2010, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2011 and December 31, 2010 that, if recognized, would affect the effective tax rates are $5.9 million and $4.2 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $0.5 million and $1.0 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

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

Operating Segments	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Revenues before reimbursable items
North America Services	$206,087	192,900	599,451	610,271
International Services	96,140	82,249	277,337	233,299
Merchant Services	93,220	95,034	272,780	243,695
Intersegment revenues	(5,286)	(6,991)	(16,553)	(18,673)

Revenues before reimbursable items from external customers	$390,161	363,192	1,133,015	1,068,592

Total revenues
North America Services	$243,899	231,547	708,360	722,585
International Services	99,891	85,327	288,271	242,706
Merchant Services	122,933	125,178	361,774	336,402
Intersegment revenues	(6,976)	(8,816)	(21,673)	(24,107)

Revenues from external customers	$459,747	433,236	1,336,732	1,277,586

Depreciation and amortization
North America Services	$19,996	19,523	59,387	58,817
International Services	12,847	10,143	36,515	27,335
Merchant Services	8,772	9,725	27,232	30,516
Corporate Administration	753	663	2,269	2,255

Total depreciation and amortization	$42,368	40,054	125,403	118,923

Segment operating income
North America Services	$68,016	52,645	187,284	188,650
International Services	8,279	12,305	29,426	35,260
Merchant Services	27,398	31,439	80,029	72,662
Corporate Administration	(22,513)	(17,475)	(64,001)	(58,117)

Operating income	$81,180	78,914	232,738	238,455

Total assets	At September 30, 2011	At December 31, 2010
North America Services	$1,609,814	1,632,882
International Services	439,927	408,880
Merchant Services	475,722	460,750
Intersegment assets	(676,413)	(550,251)

Total assets	$1,849,050	1,952,261

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

The following geographic data presents revenues based on the domicile of the Company’s customers.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
United States	$308.0	301.4	897.9	906.1
Europe*	71.8	62.8	209.7	183.7
Canada	47.8	42.5	138.2	116.9
Japan*	20.0	16.1	55.7	43.1
Mexico	2.2	2.0	6.3	5.5
Other	9.9	8.4	28.9	22.3

Total	$459.7	433.2	1,336.7	1,277.6

*	Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.

The following table reconciles geographic revenues to revenues by operating segment based on the domicile of the Company’s customers.

	$187.1	$187.1	$187.1	$187.1	$187.1	$187.1
	Three months ended September 30,
	North America Services		International Services		Merchant Services
(in millions)	2011	2010	2011	2010	2011	2010
United States	$185.4	176.8	—	—	122.6	124.6
Europe	0.2	0.2	71.6	62.6	—	—
Canada	47.7	42.4	—	—	0.1	0.1
Japan	—	—	20.0	16.1	—	—
Mexico	2.2	2.0	—	—	—	—
Other	2.6	2.4	7.2	5.8	0.1	0.2

Total	$238.1	223.8	98.8	84.5	122.8	124.9

	$187.1	$187.1	$187.1	$187.1	$187.1	$187.1
	Nine months ended September 30,
	North America Services		International Services		Merchant Services
(in millions)	2011	2010	2011	2010	2011	2010
United States	$537.6	571.8	—	—	360.3	334.3
Europe	0.5	0.6	209.2	183.1	—	—
Canada	137.9	116.5	—	—	0.3	0.4
Japan	—	—	55.7	43.1	—	—
Mexico	6.3	5.5	—	—	—	—
Other	7.9	6.8	20.4	14.6	0.6	0.9

Total	$690.2	701.2	285.3	240.8	361.2	335.6

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At September 30, 2011	At December 31, 2010
United States	$195.0	203.8
Europe	53.6	58.3
Japan	10.9	11.3
Other	27.0	26.7

Total	$286.5	300.1

Major Customers

For the three months ended September 30, 2011, the Company had one major customer which accounted for approximately 11.6%, or $53.4 million, of total revenues. For the three months ended September 30, 2010, this major customer accounted for approximately 12.9%, or $55.7 million, of total revenues. For the nine months ended September 30, 2011, the Company had one major customer which accounted for approximately 12.0% , or $160.0 million, of total revenues. For the nine months ended September 30, 2010, this major customer accounted for approximately 13.1%, or $167.0 million, of total revenues. Revenues from major customers for the periods reported are primarily attributable to the North America Services and Merchant Services segments.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

During the first nine months of 2011, the Company issued shares of common stock to certain key employees, and during the first nine months of 2010, the Company issued shares of common stock to certain key employees and non-management members of its Board of Directors. The grants to certain key employees were issued under nonvested stock bonus awards for services to be provided in the future by such officers and employees. The grants to the Board of Directors were fully vested on the date of grant. Refer to Note 6 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $5.7 million during the first nine months of 2011 related to storage and other peripheral hardware. The Company acquired equipment and software under capital lease obligations in the amount of $15.5 million during the first nine months of 2010 related to storage and other peripheral hardware.

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

Note 12 — Business Combinations

TermNet Merchant Services, Inc.

On May 2, 2011, TSYS completed its acquisition of all of the outstanding common stock of TermNet, an Atlanta-based merchant acquirer, for $42 million in cash. TermNet provides merchant services to qualified merchants serving a diverse merchant base of over 18,000 merchants. The acquisition of TermNet expands the Company’s presence in the merchant acquiring industry. The results of operations for TermNet have been included in the Company’s results beginning May 2, 2011, and are included in the Merchant Services segment. The goodwill of $29.1 million recorded arises largely from synergies and economies of scale expected to be realized from combining the operations of TSYS and TermNet. Goodwill recognized in the acquisition of TermNet is not deductible for income tax purposes.

The following table summarizes the consideration paid for TermNet and the recognized amounts of assets acquired and liabilities assumed effective May 2, 2011:

(in thousands)
Preliminary recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and restricted cash	$2,691
Accounts receivable, net	10,253
Other assets	1,516
Identifiable intangible assets	11,740
Goodwill	29,106
Accounts payable	(5,561)
Accrued compensation	(2,683)
Deferred income tax liability	(4,506)
Other liabilities	(556)

Total consideration	$42,000

The fair value of accounts receivable, accounts payable, accrued compensation, and other liabilities approximates the carrying amount of those assets and liabilities at the acquisition date. The fair value of accounts receivable due under agreements with customers is $10.3 million. The gross amount due under the agreements is $10.4 million, of which approximately $100,000 is expected to be uncollectible. Of the $42 million in consideration paid for TermNet, $8.4 million has been placed in escrow for a period of 18 months to secure certain claims that may be brought against the escrowed consideration by TSYS pursuant to the merger agreement. Consideration is contingent and may be returned to the Company pursuant to indemnification commitments made by, in general, the shareholders of TermNet related to, among other things, a breach of the representations and warrantees made in the merger agreement, possible excess merchant chargebacks, and losses arising out of certain asset dispositions and lease terminations. Such indemnification commitments are recognized as a possible asset receivable and measured at fair value. Based upon the probability of various possible outcomes related to the indemnification commitments, TSYS has determined that the fair value of any receivable asset would be immaterial. The maximum amount of contingent consideration returnable to the Company related to certain indemnification commitments made by TermNet is limited to the consideration held in escrow. The maximum amount of contingent consideration returnable to the Company related to fundamental representations and warranties made by TermNet is unlimited.

Identifiable intangible assets acquired in the TermNet acquisition include customer relationships, channel relationships, and non-compete agreements. The identifiable intangible assets had no significant estimated residual value. These intangible assets are being amortized over their estimated useful lives of 2 to 10 years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets. The fair value of the acquired identifiable intangible assets of $11.7 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. The fair values and useful lives of the identified intangible assets were primarily determined using forecasted cash flows, which included estimates for certain assumptions such as revenues, expenses, attrition rates, and royalty rates. The estimated fair value of identifiable intangible assets acquired in the acquisition of TermNet and the related estimated weighted average useful lives are as follows:

	Fair Value	Weighted Average Useful Lives
	(in millions)
Customer relationships	$10.0	7.0 years
Channel relationships	1.6	10.0 years
Non-compete agreements	0.1	2.0 years

Total acquired identifiable intangible assets	$11.7	7.3 years

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

In connection with the TermNet acquisition, TSYS incurred $192,000 in acquisition-related costs primarily related to professional legal, finance, and accounting costs. These costs were expensed as incurred and are included in selling, general, and administrative expenses in the income statement for the nine months ended September 30, 2011.

TSYS Merchant Solutions

On March 1, 2010, TSYS announced the signing of an Investment Agreement with First National Bank of Omaha (FNBO) to form a new joint venture company, First National Merchant Solutions (FNMS). Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2010, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, for more information on the acquisition of TSYS Merchant Solutions (TMS).

On January 4, 2011, TSYS announced it had acquired the remaining 49-percent interest in FNMS, effective January 1, 2011, from FNBO. The entity was rebranded as TMS.

Pro forma Results of Operations

The pro forma revenue and earnings of TermNet are not material to the consolidated financial statements. The amounts of TMS’ revenue and earnings included in TSYS’ consolidated income statement for the three and nine months ended September 30, 2011, and the pro forma revenue and 100-percent of the earnings of the combined entity had the acquisition date been January 1, 2010 are:

(in thousands)	Revenue	Net Income Attributable to TSYS Common Shareholders	Basic EPS Attributable to TSYS Common Shareholders	Diluted EPS Attributable to TSYS Common Shareholders
Quarter-to-Date
Actual from 7/1/2011-9/30/2011	$459,747	$58,148	$0.30	$0.30
Actual from 7/1/2010-9/30/2010	433,236	45,743	0.23	0.23
Supplemental pro forma for 7/1/2010-9/30/2010	433,236	48,084	0.24	0.24

(in thousands)	Revenue	Net Income Attributable to TSYS Common Shareholders	Basic EPS Attributable to TSYS Common Shareholders	Diluted EPS Attributable to TSYS Common Shareholders
Year-to-Date
Actual from 1/1/2011-9/30/2011	$1,336,732	$160,684	$0.83	$0.83
Actual from 1/1/2010-9/30/2010	1,277,586	146,773	0.74	0.74
Supplemental pro forma for 1/1/2010-9/30/2010	1,305,253	153,803	0.78	0.78

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

The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the three months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011		Three months ended September 30, 2010
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$58,148		45,743
Less income allocated to nonvested awards	(208)	208	(226)	226

Net income allocated to common stock for EPS calculation (a)	$57,940	208	45,517	226

Average common shares outstanding (b)	190,706	691	195,679	974

Basic EPS (a)/(b)	$0.30	0.30	0.23	0.23

Diluted EPS:
Net income	$58,148		45,743
Less income allocated to nonvested awards	(208)	208	(225)	225

Net income allocated to common stock for EPS calculation (c)	$57,940	208	45,518	225

Average common shares outstanding	190,706	691	195,679	974
Increase due to assumed issuance of shares related to common equivalent shares outstanding	376		78

Average common and common equivalent shares outstanding (d)	191,082	691	195,757	974

Diluted EPS (c)/(d)	$0.30	0.30	0.23	0.23

The following table illustrates basic and diluted EPS under the guidance of

ASC 260 for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$160,684		146,773
Less income allocated to nonvested awards	(592)	592	(738)	738

Net income allocated to common stock for EPS calculation (a)	$160,092	592	146,035	738

Average common shares outstanding (b)	191,823	715	196,060	996

Basic EPS (a)/(b)	$0.83	0.83	0.74	0.74

Diluted EPS:
Net income	$160,684		146,773
Less income allocated to nonvested awards	(591)	591	(739)	739

Net income allocated to common stock for EPS calculation (c)	$160,093	591	146,034	739

Average common shares outstanding	191,823	715	196,060	996
Increase due to assumed issuance of shares related to common equivalent shares outstanding	392		86

Average common and common equivalent shares outstanding (d)	192,215	715	196,146	996

Diluted EPS (c)/(d)	$0.83	0.83	0.74	0.74

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 4.7 million and 4.0 million common shares for the three and nine months ended September 30, 2011, respectively and excludes 8.6 million common shares for the three and nine months ended September 30, 2010 because their inclusion would have been anti-dilutive.

Note 14 — Redeemable Noncontrolling Interests

In connection with the purchase of the remaining 49-percent interest in TMS, the Company sold the rights to the FNMS tradename valued at $4.5 million, and recorded a gain on the sale of the tradename of $1.5 million. The Company bought the remaining 49-percent interest for $174.1 million, and paid net cash of $169.6 million ($174.1 million less $4.5 million for tradename sold). With the purchase, the Company eliminated the redeemable noncontrolling interest of $144.6 million and recorded a reduction of approximately $29.4 million to additional paid-in capital. The Company recorded a deferred tax asset that was created from excess tax goodwill and recorded an increase to additional paid-in capital.

Note 15 — Discontinued Operations

The Company sold certain assets and liabilities of TSYS POS Systems and Services (TPOS) on September 30, 2010. The sale of certain assets and liabilities of TPOS was the result of management’s decision during the third quarter of 2010 to divest non-strategic businesses and focus resources on core products and services. The Company had a pre-tax goodwill impairment of $2.2 million (approximately $1.5 million after-tax) related to TPOS, which was included in discontinued operations as part of the sale. TPOS was part of the Merchant Services segment and was not considered a significant component of the segment. This transaction resulted in the assumed lease of its Sacramento, California, facility and the closure of its Columbus, Georgia-based distribution center.

TPOS was not a significant component of the Merchant Services segment, nor TSYS’ consolidated results.

In accordance with the provisions of ASC 205, “Presentation of Financial Statements,” the Company determined the TPOS business became a discontinued operation in the third quarter of 2010.

The following table presents the summarized results of discontinued operations for the three and nine months ended September 30, 2010:

(in thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues before reimbursable items	$2,757	7,506
Total revenues	2,757	7,506
Operating loss	(499)	(1,671)
Income taxes	(168)	(556)
Loss from discontinued operations, net of tax	(331)	(1,116)
Loss on disposition, net of tax	(2,132)	(2,048)

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

A summary of the financial highlights for 2011, as compared to 2010, is provided below:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Total revenues	$459.7	433.2	6.1%	$1,336.7	1,277.6	4.6%
Operating income	81.2	78.9	2.9	232.7	238.5	(2.4)
Net income attributable to TSYS common shareholders	58.1	45.7	27.1	160.7	146.8	9.5

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” an update to Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 amends ASC 650-25 to revise the guidance for determining whether multiple deliverables in an arrangement can be separated for revenue recognition and how the consideration should be allocated. It eliminates the use of the residual method of revenue recognition and the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of fair value before an entity can separate its deliverables for revenue recognition. The revised guidance requires the allocation of vendor consideration to each deliverable using the relative selling price method. The selling price for each deliverable is based on VSOE if available, TPE if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Effective January 1, 2011, the Company adopted the provisions of ASU 2009-13 on a prospective basis for all new and materially modified arrangements.

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

Contractual Obligations: The total liability (with state amounts tax effected) for uncertain tax positions under ASC 740, “Income Taxes,” at September 30, 2011 is $6.7 million. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these reserves within the next year.

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

Total revenues increased $26.5 million and $59.1 million, or 6.1% and 4.6%, during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in revenues for the three and nine months ended September 30, 2011 includes an increase of $4.9 million and $17.1 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2011 were $69.5 million and $203.7 million, a decrease of $458,000 or 0.7% and $5.3 million or 2.5%, respectively, compared to $70.0 million and $209.0 million for the same periods last year. Excluding reimbursable items, revenues increased $27.0 million and $64.4 million, or 7.4% and 6.0%, during the three and nine months ended September 30, 2011 compared to the same period in 2010.

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

In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. TSYS provides accounting, settlement, authorization and other services to Bank of America. TSYS provides a number of additional services to Bank of America, including commercial card processing, small business card processing and card production services. Approximately 11.6% and 12.9% of TSYS’ total revenues for the three months ended September 30, 2011 and 2010, respectively, were attributed to Bank of America. Approximately 12.0% and 13.1% of TSYS’ total revenues for the nine months ended September 30, 2011 and 2010, respectively, were attributed to Bank of America. Revenues from the major customer for the periods reported are primarily attributable to the North America Services segment and Merchant Services segment.

In November 2010, TSYS and Bank of America agreed to a new merchant services agreement, during which TSYS expects merchant services revenues from Bank of America to decline as Bank of America transitions its services to its new joint venture. The loss of Bank of America as a merchant services client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows. Approximately 44% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for the three months ended September 30, 2011 and 2010, which are provided at no margin. Approximately 44% and 46% of the total revenues derived from providing merchant services to Bank of America are attributable to reimbursable items for the nine months ended September 30, 2011 and 2010, respectively, which are provided at no margin.

TSYS’ services are provided through three of its operating segments: North America Services, International Services and Merchant Services.

Operating Segments

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. This segment has two major customers.

Below is a summary of the North America Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Total revenues	$243.9	231.5	5.3%	$708.4	722.6	(2.0)%
External revenues	238.1	223.8	6.4	690.2	701.2	(1.6)
Operating income	68.0	52.6	29.2	187.3	188.7	(0.7)
Operating margin	27.9%	22.7%		26.4%	26.1%
Key indicators:
AOF				341.9	293.8	16.4
Transactions	1,872.8	1,658.3	12.9	5,294.7	4,680.2	13.1

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

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

On October 1, 2011, TSYS and Capital One Financial Corporation (“Capital One”) amended the current Processing Services Agreement between the parties to, among other things, extend the term during which TSYS will continue to provide processing services for Capital One’s North American portfolio of consumer and small business credit card accounts until September 30, 2017.

The increase in total segment external revenues for the three months ended September 30, 2011, as compared to the same period in 2010, is the result of new business and organic growth, which was partially offset by a decrease in revenues associated with client portfolio deconversions. The decline in total segment external revenues for the nine months ended September 30, 2011, as compared to the same period in 2010, is the result of a decrease in revenues associated with client portfolio deconversions and a decrease in termination fees of $32.7 million, which was partially offset by new business and organic growth.

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

Below is a summary of the International Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Total revenues	$99.9	85.3	17.1%	$288.3	242.7	18.8%
External revenues	98.8	84.5	16.9	285.3	240.8	18.5
Operating income	8.3	12.3	(32.7)	29.4	35.3	(16.5)
Operating margin	8.3%	14.4%		10.2%	14.5%
Key indicators:
AOF				50.5	45.4	11.3
Transactions	360.5	322.9	11.7	1,027.2	902.0	13.9

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

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

The increase in total segment external total revenues for the three and nine months ended September 30, 2011, as compared to 2010, is driven by $8.2 million and $24.3 million of new business and organic growth, respectively, and $4.8 million and $16.6 million increase related to the impact of foreign currency translation, respectively.

On March 11, 2011, an earthquake struck off the northeast coast of Japan, triggering a tsunami. TSYS’ operations in Japan were not directly impacted by the natural disaster.

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale equipment sales and service. This segment has one major customer.

With the acquisitions of TMS and TermNet, the Company has expanded its service offerings to include merchant support and underwriting, and business and value-added services, as well as Visa- and Mastercard-branded prepaid cards for businesses of any size. Ranked as the 10th-largest merchant acquirer in the United States by dollar volume (The Nilson Report, March 2011), TMS has a 57-year history in the acquiring industry with more than 300,000 merchant outlets in its diverse portfolio.

Below is a summary of the Merchant Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Percent Change	2011	2010	Percent Change
Total revenues	$122.9	125.2	(1.8)%	$361.8	336.4	7.5%
External revenues	122.8	124.9	(1.6)	361.2	335.6	7.6
Operating income	27.4	31.4	(12.9)	80.0	72.7	10.1
Operating margin	22.3%	25.1%		22.1%	21.6%
Key indicator:
POS Transactions	1,263.3	1,344.9	(6.1)	3,739.1	4,079.7	(8.3)

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

The decrease in total segment external revenues for the three months ended September 30, 2011, as compared to the same period in 2010, is the result of price compression and deconversions, which was partially offset by a $5.0 million net increase for acquisitions. The increase in total segment external revenues for the nine months ended September 30, 2011, as compared to the same period in 2010, is the result of a $38.7 million net increase for acquisitions, partially offset by price compression and deconversions.

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

The Company’s cost of services were $321.5 million and $935.0 million during the three and nine months ended September 30, 2011, respectively, an increase of 6.2% and 5.2%, compared to $302.7 million and $889.1 million for the same periods last year. During the first nine months of 2010, TSYS implemented a plan that reduced its workforce through attrition and job elimination. As part of the workforce reduction, the Company incurred approximately $2.6 million in severance payments.

The Company’s selling, general and administrative expenses were $57.1 million and $169.0 million during the three and nine months ended September 30, 2011, respectively, an increase of 10.6% and 12.6%, compared to $51.6 million and $150.0 million for the same periods last year. The increase is the result of the impact of the acquisitions of TMS and TermNet.

As a result of the acquisition of TMS, TSYS incurred $0.1 million during the nine months ended September 30, 2011 of acquisition related costs. As a result of the acquisition of TMS, TSYS incurred $0.2 million and $3.9 million during the three and nine months ended September 30, 2010, respectively, of acquisition related costs.

Federal legislation was recently enacted which makes extensive changes to the current system of health care insurance and benefits. The Company has reviewed the legislation and, based upon information available, expects the impact of the legislation on 2011 to be approximately $2.2 million.

Operating Income

Operating income increased 2.9% and decreased 2.4% for the three and nine months ended September 30, 2011, respectively, over the same periods in 2010. The Company’s operating profit margin for the three and nine months ended September 30, 2011 was 17.7% and 17.4%, respectively, compared to 18.2% and 18.7% for the same periods last year. TSYS’ operating margin increased for the three months ended September 30, 2011, as compared to the same period in 2010, as the result of an increase in revenues associated with growth in accounts on file and transactions. TSYS’ operating margin decreased for the nine months ended September 30, 2011, as compared to the same periods in 2010, as the result of the loss of revenues associated with deconverted clients, including $32.7 million in termination fees, and an increase in employment expenses.

Nonoperating Income (Expense)

Interest income for the three months ended September 30, 2011 was $155,000, an increase of $27,000, compared to $128,000 for the same period in 2010. Interest income for the nine months ended September 30, 2011 was $442,000, a decrease of $56,000, compared to $498,000 for the same period in 2010. The changes in interest income is primarily attributable to the decline in interest rates and cash available for investing.

Interest expense for the three months ended September 30, 2011 was $794,000, an increase of $5,000 compared to $789,000 for the same period in 2010. Interest expense for the nine months ended September 30, 2011 was $2.4 million, an increase of $313,000 compared to $2.1 million for the same period in 2010. The increase in interest expense in 2011 compared to 2010 relates to additional debt borrowings during the fourth quarter of 2010.

For the three months ended September 30, 2011 and 2010, the Company recorded a translation loss of approximately $2.2 million and a translation gain of $102,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the nine months ended September 30, 2011 and 2010, the Company recorded a translation loss of approximately $2.8 million and $34,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2011 was approximately $7.5 million, the majority of which is denominated in Euros and British Pounds Sterling.

Income Taxes

During 2011, TSYS recorded a deferred tax asset as a result of the purchase of the remaining 49% of TMS. Refer to Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the acquisition of TMS.

TSYS’ effective income tax rate attributable to continuing operations for the three months ended September 30, 2011 was 29.4%, compared to 36.5% for the same period in 2010. TSYS’ effective income tax rate attributable to continuing operations for the nine months ended September 30, 2011 was 31.2%, compared to 36.0% for the same period in 2010. The reduction in the September 30, 2011 rate reflects the impact of the Company availing itself of the benefit of certain incentives offered to United States companies performing certain activities within the United States. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for noncontrolling interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $45.6 million at September 30, 2011. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $4.6 and $1.1 million for the three months ended September 30, 2011 and 2010, respectively. TSYS’ share of income from its equity in equity investments was $7.5 million and $4.4 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in TSYS’ share of income from its equity in equity investments for the three and nine months ended September 30, 2011, as compared to 2010, is due to timing of renewal contracts and new business.

Net Income

Net income for the three months ended September 30, 2011 increased 16.1%, or $8.0 million, to $57.7 million, compared to $49.7 million for the same period in 2010. Net income for the nine months ended September 30, 2011 increased 5.0%, or $7.7 million, to $161.7 million, compared to $154.0 million for the same period in 2010.

Net income attributable to TSYS common shareholders for the three months ended September 30, 2011 increased 27.1%, or $12.4 million, to $58.1 million, or basic and diluted earnings per share of $0.30, compared to $45.7 million, or basic and diluted earnings per share of $0.23, for the same period in 2010. Net income attributable to TSYS common shareholders for the nine months ended September 30, 2011 increased 9.5%, or $13.9 million, to $160.7 million, or basic and diluted earnings per share of $0.83, compared to $146.8 million, or basic and diluted earnings per share of $0.74, for the same period in 2010.

Projected Outlook for 2011

As compared to 2010, TSYS expects its 2011 income from continuing operations available to TSYS common shareholders to increase by 11%-12%, its EPS from continuing operations to increase by 14%-15%, its revenues before reimbursable items to increase by 5%-6% and its total revenues to increase by 4%-5%, based on the following assumptions: (1) there will be no significant movements in LIBOR and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business for the remainder of 2011; (3) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the remainder of the year; and (5) the economy will not worsen during the remainder of 2011.

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

Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2011	2010
Net income	$161,748	154,003
Depreciation and amortization	125,403	119,107
Other noncash items and charges, net	34,116	29,918
Net change in current and other assets and current and other liabilities	(23,602)	(24,767)
Disposal of subsidiary	—	1,641

Net cash provided by operating activities	$297,665	279,902

TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2011 in net cash provided by operating activities was primarily the result of the increase in net income and other noncash charges.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at September 30, 2011, as compared to December 31, 2010, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2011	2010
Cash used in acquisitions, net of cash acquired	$(45,309)	(148,531)
Additions to contract acquisition costs	(22,506)	(42,774)
Purchases of property and equipment, net	(18,121)	(29,848)
Additions to internally developed computer software	(13,331)	(15,220)
Additions to licensed computer software from vendors	(10,033)	(27,224)
Purchase of private equity investments	(1,573)	—
Proceeds from sale of tradename	4,500	—
Proceeds from disposition, net of expense paid and cash disposed	—	4,224

Net cash used in investing activities	$(106,373)	(259,373)

The major uses of cash for investing activities have been acquisitions, the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, and investments in contract acquisition costs associated with obtaining and servicing new or existing clients. The major uses of cash for investing activities in 2011 was for the acquisition of all of TermNet’s outstanding stock, the acquisition of the remaining 49-percent interest in FNMS, and additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software. The main source of cash for investing activities in 2011 was for the sale of a tradename associated with the purchase of the remaining 49-percent interest in TMS. The major uses of cash for investing activities in 2010 was for the acquisition of a 51-percent ownership in TMS, and additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $6.5 million for the three months ended September 30, 2011, bringing the total for 2011 to $22.5 million compared to $42.8 million for the nine months ended September 30, 2010.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. In September 2011, the Company made investments in the fund of $1.6 million.

Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2011	2010
Purchase of noncontrolling interests	$(174,050)	—
Repurchase of common stock	(73,361)	(46,228)
Dividends paid on common stock	(40,616)	(41,432)
Principal payments on long-term debt borrowings and capital lease obligations	(21,052)	(11,938)
Other	1,360	404

Net cash used in financing activities	$(307,719)	(99,194)

The major use of cash from financing activities has been the purchase of noncontrolling interests, repurchase of common stock and payment of dividends. The major uses of cash from financing activities in 2011 was for the purchase of noncontrolling interests, payment of dividends and the repurchase of common stock. The major use of cash from financing activities in 2010 was for the repurchase of common stock and the payment of dividends.

Borrowings

For a detailed discussion regarding the Company’s borrowings, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and for a detailed discussion regarding the Company’s long-term debt, see “Note 13 Long-term Debt and Capital Lease Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Stock Repurchase Plan

On April 20, 2010, TSYS announced a stock repurchase plan to purchase up to 10 million shares of TSYS stock. The shares may be purchased from time to time over the next two years at prices considered attractive to the Company. On May 3, 2011, TSYS announced that its Board had approved an increase in the number of shares that may be repurchased under its current share repurchase plan from up to 10 million shares to up to 15 million shares of TSYS stock. The expiration date of the plan was also extended to April 30, 2013. Through September 30, 2011, the Company purchased 4.2 million shares for approximately $72.9 million, at an average price of $17.36. Through September 30, 2010, the Company purchased 3.1 million shares for approximately $45.1 million, at an average price of $14.60.

Dividends

Dividends on common stock of $13.5 million were paid during the three months ended September 30, 2011, bringing the total for 2011 to $40.6 million compared to $41.4 million paid during the nine months ended September 30, 2010.

On October 25, 2011, TSYS announced that its Board of Directors approved a 42.9% increase in the regular quarterly dividend payable on the Company’s common stock from $0.07 per share to $0.10 per share, payable on January 3, 2012 to shareholders of record as of the close of business on December 15, 2011.

Significant Noncash Transactions

Refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about supplementary cash flow information.

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. TSYS does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes; however, the Company continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

TSYS maintains operating cash accounts outside the United States. Refer to Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on cash and cash equivalents. TSYS has adopted the permanent reinvestment exception under ASC 740 with respect to future earnings of certain foreign subsidiaries. While some of the foreign cash is available to repay intercompany financing arrangements, remaining amounts are not presently available to fund domestic operations and obligations without paying a significant amount of taxes upon its repatriation. Demand on the Company’s cash has increased as a result of its strategic initiatives. TSYS funds these initiatives through a balance of internally generated cash, external sources of capital, and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., TSYS will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. TSYS has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. TSYS utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the locations where it is needed.

Impact of Inflation

Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.9:1. At September 30, 2011, TSYS had working capital of $415.3 million compared to $494.5 million at December 31, 2010.

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

ASU 2011-08, “Testing Goodwill for Impairment”

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which amends ASC Topic 350, “Intangibles – Goodwill and Other.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company has determined the impact of adopting ASU 2011-08 on its financial position, results of operations and cash flows to be immaterial.

ASU 2011-05, “Presentation of Comprehensive Income”

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 amends ASC Topic 220, “Comprehensive Income,” and eliminates the option in US GAAP to present other comprehensive income in the statement of changes in equity. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has determined the impact of adopting ASU 2011-05 on its financial position, results of operations and cash flows to be immaterial.

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

The Company recognizes revenues in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. In many situations, the Company enters into arrangements with customers to provide conversion or implementation services in addition to processing services where the conversion or implementation services do not have standalone value. In these situations, the deliverables do not meet the criteria of ASC 605-25 for separation and the deliverables are combined as a single unit of accounting for revenue recognition. For these arrangements, conversion or implementation services revenue is recognized as the related processing services are performed, and revenue continues to be recognized in a single unit of accounting upon adoption of ASU 2009-13 in 2011.

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

If the Company were to apply the new revenue recognition guidance as if it had early adopted the guidance for the nine months ended September 30, 2010 and the year ended December 31, 2010, there would have been no material impact to revenue in the earlier periods. As previously disclosed, there were changes to the units of accounting and changes in the way arrangement consideration is allocated for certain types of the Company’s arrangements; however, the adoption of ASU 2009-13 did not have a material impact on revenue for the nine months ended September 30, 2011 when compared to the revenue that would have been recognized under the guidance in effect prior to adoption of ASU 2009-13. The impact of adopting this guidance in future periods will depend on the nature of the Company’s customer arrangements in those periods, including the nature of products and services included in those arrangements, the magnitude of revenue associated with certain deliverables in those arrangements, and the timing of delivery of the related products or services in those arrangements, among other considerations. While the impact in future periods is dependent on these factors and future go-to-market strategies, the Company does not currently expect the adoption of this guidance to have a material impact on the timing and pattern of revenue recognition in future periods. The Company does not expect this new guidance to impact future pricing practices or go-to-market strategies.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Other comprehensive gain (loss)	$(9.4)	13.6	$1.8	(2.8)

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at September 30, 2011:

(in millions)	September 30, 2011
Europe	$179.9
China	75.0
Cyprus	33.3
Japan	26.1
Other	5.6

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation loss of approximately $2.2 million and $2.8 for the three and nine months ended September 30, 2011, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2011 was approximately $7.5 million, the majority of which was denominated in Euros and British Pounds Sterling.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at September 30, 2011 was $15.1 million. The net asset account balance includes cash and net accounts receivable.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $15.1 million at September 30, 2011.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$151	756	1,511	(151)	(756)	(1,511)

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

On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third party to borrow up to ¥2.0 billion, or approximately $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million.

TOTAL SYSTEM SERVICES, INC.

Item 4 — Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2011, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TOTAL SYSTEM SERVICES, INC.

Part II — Other Information

Item 1 — Legal Proceedings

For information regarding TSYS’ Legal Proceedings, refer to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements which is incorporated by reference into this item.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended September 30, 2011:

(in thousands, except per share data) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2011	—	—	5,093	9,907
August 2011	2,200	$14.60	7,293	7,707
September 2011	—	—	7,293	7,707

Total	2,200	$14.60

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

TOTAL SYSTEM SERVICES, INC.

Date: November 4, 2011	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and
Chief Executive Officer

Date: November 4, 2011	by:	/s/ James B. Lipham
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