Form 10-K
period 2011-12-31
TOTAL SYSTEM SERVICES INC
filed 2012-02-24
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,442,506,000 based on the closing sale price as reported on the New York Stock Exchange.

As of February 21, 2012, there were 188,880,349 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2011 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2012 Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2012 (“Proxy Statement”)	Part III

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

Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides services to financial and nonfinancial institutions. The services we provide are divided into three operating segments, North America Services, which accounted for 51.4% of our revenues in 2011, International Services, which accounted for 21.6% of our revenues in 2011, and Merchant Services, which accounted for 27.0% of our revenues in 2011.

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

Major Customer. A significant amount of our revenues is derived from long-term contracts with large clients, including our major customer during 2011, Bank of America Corporation. For the year ended December 31, 2011, Bank of America Corporation accounted for approximately 11.7% of our total revenues. As a result, the loss of Bank of America Corporation, or other large clients, could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customer” and “Operating Segments” under the “Financial Review” Section on page 20, and 20 through 23, respectively, and Note 22 on pages 61 through 63 of the Annual Report which are incorporated in this document by reference.

Competition. We encounter vigorous competition in providing electronic payment services from several different sources. TSYS’ core business is derived from third-party processing for issuers and merchant acquirers. Most of the national market in third party processors is presently being provided by approximately three vendors. We believe that as of December 31, 2011 we are the largest third party card processor in the United States. In addition, we compete with banks and acquirers who choose to process payments in house through proprietary systems and with software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing, bankcard computer service firms and third-party software vendors within the United States and from certain international processors, in-country providers and third-party software vendors with respect to our International Services segment. In addition, payments networks such as Visa, MasterCard and Discover are increasingly offering products and services that compete with our products and services.

Based upon available market share data that includes cards processed in house, we believe that during 2011 we provided issuer processing services for 18% of the domestic consumer credit card accounts in market, 51% of the domestic commercial credit card accounts in market, 66% of the Canadian credit card accounts in market and 16% of the Western European credit card accounts in market. With respect to the Merchant Services Segment, we provide third party processing services to merchant acquirers and Independent Sales Organizations (“ISOs”) and we are a direct merchant acquirer through TSYS Merchant Solutions. We believe that we are the second largest processor of merchant accounts and process transactions for approximately 19% of all bankcard accepting merchant locations in the United States. Our direct merchant acquirer business is ranked as the 10th largest merchant acquirer by dollar volume according to The Nilson Report dated March 2011.

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

Backlog of Accounts. As of December 31, 2011, we had a pipeline of approximately 26 million net accounts which are expected to be converted by August 2013.

Regulation and Examination. Government regulation affects key aspects of our business, in the U.S. as well as internationally. We are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised primarily of federal banking regulators, and also subject to examination by the various state financial regulatory agencies which supervise and regulate the financial institutions for which we provide electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included our internal controls in connection with our present performance of electronic payment processing services, and the agreements pursuant to which we provide such services. In addition, we are registered with Visa, MasterCard, American Express and the Discover Network as a service provider and are subject to their respective rules.

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

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act

(the “Reform Act”). This legislation, which provides for significant financial regulatory reform, may have a significant and negative impact on our clients, which could impact TSYS’ earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on our operations. The Reform Act, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. As of October 1, 2011, in accordance with the Reform Act, the Federal Reserve Board capped the maximum U.S. debit interchange fee assessed for cards issued by large financial institutions at twenty-one cents plus five basis points, before applying an interim fraud adjustment up to an additional one cent. Although we cannot predict the impact that the debit interchange regulations will ultimately have on us, we do not expect that they will have a significant negative impact on our business.

The Reform Act also created a new Consumer Financial Protection Bureau with responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. The bureau’s future actions may make payment card transactions less attractive to card issuers, including TSYS’ clients, and thus negatively impact our business. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business.

Employees. As of December 31, 2011, we had approximately 8,200 employees.

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

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance section of our website at www.tsys.com under “Investor Relations” then “Corporate Governance.”

For more information about our business see the “Financial Overview” Section on pages 9 through 11, the “Financial Review” Section on pages 11 through 31 and Note 1, Note 2, Note 8, Note 19, Note 22 and Note 24 of Notes to Consolidated Financial Statements on pages 36 through 44, pages 46 and 47, pages 57 and 58, and pages 61 through 66 of the Annual Report which are incorporated in this document by reference.

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

A significant portion of our revenues is derived from the number of consumer credit transactions that we process which may be affected by, among other things, overall economic conditions. The payment processing industry depends heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number of transactions involving credit and debit cards. Future reductions in consumer spending through credit card usage could have a material adverse affect on our financial position and results of operations.

Security and privacy breaches of our systems and system failures may damage client relations, our reputation and expose us to financial liability.

The uninterrupted operation of our processing systems and the confidentiality of the client information that resides on our systems is critical to the successful operation of our business. We have security, backup and recovery systems in place, as well as business continuity plans designed to ensure our systems will not be inoperable. However, there is still a risk that a system outage or data loss may occur which would not only damage our reputation but as a result of contractual commitments could also require the payment of penalties to our clients if our systems do not meet certain operating standards. We also have what we believe to be sufficient security around our systems to prevent unauthorized access. An information breach in the system and loss of confidential information could have a longer and more significant impact on our business than a hardware failure. We electronically store personal information, such as credit card numbers and related information, about consumers who are customers of our clients. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth could be materially adversely affected. A security or privacy breach or a system failure may:

•	cause our clients to lose confidence in our services;

•	harm our reputation;

•	expose us to financial liability, both as a result of litigation and contractually;

•	cause us to modify our protective measures which would increase our expenses; and

•	increase our expenses from potential remediation costs.

Our financial exposure from the items referenced above may either not be insured against or not fully covered through any insurance maintained by us. In addition, our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is damaged. While we believe we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential client information or our intellectual property or assurance that our use of these applications will be sufficient to address the security and privacy concerns of existing and potential clients.

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

Changes in technology may limit the competitiveness of and demand for our services and may result in our disintermediation from the payments value chain. The payment processing market in which we compete is subject to rapid and significant technological changes, developing industry standards and changing customer needs and preferences. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive. Our inability to respond to new competitors and technological advancements could have a material adverse affect on our financial position and results of operations.

We operate in a competitive business environment, and if we are unable to compete effectively our financial position may be adversely affected.

The market for payment processing services is intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We face direct competition from third parties, and since certain of our larger potential clients develop their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential clients’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our financial position and results of operations.

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

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation provides for significant financial regulatory reform. The Reform Act, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The Reform Act also created a new Consumer Financial Protection Bureau with responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of the Reform Act on TSYS is difficult to estimate. Current and future regulations as a result of the Reform Act may adversely affect our business or operations, directly or indirectly (if, for example, our clients’ businesses and operations are adversely affected). In addition, we are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the value of revenues we receive, the value of tax losses and tax credits carry forwards recorded on our balance sheet and the amount of our cash flow and have a material adverse effect on our financial position and results of operations.

We are subject to the business cycles and credit risk of our merchant customers and our independent sales organizations.

A recessionary economic environment could affect our merchants through a higher rate of business closures, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. Our merchants and ISOs are also liable for any fines, or penalties, that may be assessed by any card networks. In the event, however, that we are not able to collect such amounts from the merchants or ISOs, due to merchant fraud, breach of contract, insolvency, bankruptcy or any other reason, we may be liable for any such charges which could have a material adverse effect on our financial position and results of operations.

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

As of December 31, 2011, we and our subsidiaries owned 14 facilities encompassing approximately 1,445,546 square feet and leased 51 facilities encompassing approximately 748,024 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	9	1,345,800	8	200,097
International Services	2	96,368	26	250,245
Merchant Services	3	3,378	17	297,682

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

See Note 1, Note 7, Note 19 and Note 22 of Notes to Consolidated Financial Statements on pages 36 through 44, page 46, pages 57 and 58, and pages 61 through 63 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on pages 23 and 24, and page 26, respectively, of the Annual Report which are incorporated in this document by reference.

Item 3.	Legal Proceedings

See Note 19 of Notes to Consolidated Financial Statements on pages 57 and 58 of the Annual Report which is incorporated in this document by reference.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section under the “Financial Review” Section on page 70, Note 17 of Notes to Consolidated Financial

Statements on pages 55 and 56 and “Stock Performance Graph” on page 71 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

The “Selected Financial Data” Section which is set forth on page 9 of the Annual Report is incorporated in this document by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Financial Overview” and “Financial Review” Sections which are set forth on pages 9 through 31 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.” The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2011, 2010 and 2009 was:

(in millions)	2011	2010	2009
Comprehensive income (loss), net of tax	$1.1	($7.5)	$12.1

Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.

The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2011:

(in millions)	December 31, 2011
Europe	$171.9
China	76.3
Cyprus	35.1
Japan	27.2
Malaysia	7.4
Other	6.6

We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 23 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation loss of approximately $3.1 million for the year ended December 31, 2011 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2011 was approximately $6.1 million, the majority of which is denominated in Euros and British Pounds Sterling.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2011 was $14.5 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $14.5 million at December 31, 2011.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$145	723	1,446	(145)	(723)	(1,446)

The foreign currency risks associated with other currencies is not significant.

Interest Rate Risk. We are also exposed to interest rate risk associated with the investing of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in the short-term interest rates.

The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The debt obligation’s actual cash flows are denominated in U.S. dollars (US) and Japanese YEN (YEN), as indicated in parentheses.

At December 31, 2011	Expected maturity date
Liabilities	2012	2013	2014	2015	2016	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate (US)	$13.3	13.4	—	—	—	$26.7
Average interest rate	1.50%	1.50%				1.50%

Variable Rate (US)	$168.0	—	—	—	—	$168.0
Average interest rate	0.87%					0.87%

Variable Rate (YEN)	$—	—	25.7	—	—	$25.7
Average interest rate			0.96%			0.96%

Item 8.	Financial Statements and Supplementary Data

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section, which is set forth on page 70, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Equity and Comprehensive Income, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting,” which are set forth on pages 32 through 69 of the Annual Report are incorporated in this document by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2011, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 69 of the Annual Report, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page 68 of the Annual Report, are incorporated in this document by reference.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” – “PROPOSAL 1: ELECTION OF DIRECTORS,”

•	“EXECUTIVE OFFICERS,”

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Committees of the Board.”

We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our chief accounting officer. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.tsys.com under “Investor Relations” then “Corporate Governance.” We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.

Item 11.	Executive Compensation

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“DIRECTOR COMPENSATION,”

•	“EXECUTIVE COMPENSATION” – “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Risk Assessment of Compensation Programs” and “Compensation Tables and Narratives,” and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Committees of the Board” – “Compensation Committee Interlocks and Insider Participation.”

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

Information pertaining to equity compensation plans is contained in Note 15 of Notes to Consolidated Financial Statements on page 51 of the Annual Report and is incorporated in this document by reference.

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

(a) 1. Financial Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 32 through 69 of the Annual Report.

Consolidated Balance Sheets - December 31, 2011 and 2010.

Consolidated Statements of Income - Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Equity and Comprehensive Income - Years Ended December 31, 2011, 2010 and 2009.

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

Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2011, 2010 and 2009.

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

      3. Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.6 through 10.40 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit Number	Description

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated April 30, 2009.

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009.

10.1	Credit Agreement of TSYS with Bank of America N.A., as Administrative Agent, the Royal Bank of Scotland plc, as Syndication Agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated December 27, 2007.

10.2	Indemnification and Insurance Matters Agreement by and among Synovus Financial Corp. and TSYS, dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated November 30, 2007.

10.3	Investment Agreement (excluding exhibits and schedules) dated March 1, 2010 by and between First National Bank of Omaha and TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.4	Assignment of Investment Agreement dated April 1, 2010 between TSYS and Columbus Depot Equipment Company, a wholly owned subsidiary of TSYS, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.5	Amended and Restated Limited Liability Company Agreement of FNMS Holding, LLC (excluding exhibits and schedules) dated April 1, 2010 by and between Columbus Depot Equipment Company, First National Bank of Omaha, FN Merchant Partners, Inc. and FNMS Holding, LLC, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.6	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.7	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010.

10.8	Total System Services, Inc. 1992 Long-Term Incentive Plan, which was renamed the Total System Services, Inc. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.9	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

10.10	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.11	Agreement in Connection With Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.15 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.12	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.13	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.14	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.15	Summary of Board of Directors Compensation.

10.16	Form of Non-Employee Director Restricted Stock Award Agreement for the Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.17	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.18	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.19	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.20	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated April 24, 2007, as filed with the SEC on April 25, 2007.

10.21	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.22	Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.30 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.23	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.24	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.25	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.26	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.27	Form of Performance-Based Retention Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.28	Form of Revised Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.29	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.30	Form of Performance Share Agreement for 2009 performance share awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.31	Form of Amended and Revised Stock Option Agreement for 2008 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.32	Form of Amended and Revised Stock Option Agreement for 2009 stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.40 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.33	Form of Stock Option Agreement for 2010 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.34	Form of Performance Share Agreement for 2010 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.35	Form of Performance-Based Special Stock Option Agreement for performance-based stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.36	Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011.

10.37	Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011.

10.38	Form of Stock Option Agreement for 2011 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011.

10.39	Form of Performance Share Agreement for 2011 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011.

10.40	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007.

13.1	Certain specified pages of TSYS’ 2011 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2011 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2011 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report.)

We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Total System Services, Inc.:

Under date of February 24, 2012, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and equity and comprehensive income for each of the years in the three-year period ended December 31, 2011, as contained in the December 31, 2011 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia

February 24, 2012

TOTAL SYSTEM SERVICES, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions
		Changes in
	Balance at	allowances, charges to		Balance at
	beginning	expenses and changes		end
	of period	to other accounts	Deductions	of period
Year ended December 31, 2009:
Provision for doubtful accounts	$2,690	980(1)	(2,054)(3)	$1,616
Provision for billing adjustments	$5,313	5,011(1)	(5,623)(3)	$4,701
Transaction processing accruals - processing errors	$5,417	4,056(2)	(3,989)(3)	$5,484
Year ended December 31, 2010:
Provision for doubtful accounts	$1,616	500(1)	(134)(3)	$1,982
Provision for billing adjustments	$4,701	(1,297)(1)	(844)(3)	$2,560
Transaction processing accruals - processing errors	$5,484	3,891(2)	(4,235)(3)	$5,140
Year ended December 31, 2011:
Provision for doubtful accounts	$1,982	1,899(1)	(1,773)(3)	$2,108
Provision for billing adjustments	$2,560	(347)(1)	(176)(3)	$2,037
Transaction processing accruals - processing errors	$5,140	3,763(2)	(3,581)(3)	$5,322

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in selling, general and administrative expenses and the charges for billing adjustment which are recorded against revenues.
(2)	Amount reflected is the change in transaction processing accruals reflected in cost of services expenses.
(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
(Registrant)

Date: February 24, 2012	By:	/s/ Philip W. Tomlinson
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

/s/ Philip W. Tomlinson	Date: February 24, 2012
Philip W. Tomlinson,
Principal Executive Officer and Chairman of the Board

/s/ M. Troy Woods	Date: February 24, 2012
M. Troy Woods,
President and Director

/s/ James B. Lipham	Date: February 24, 2012
James B. Lipham,
Senior Executive Vice President and Principal Financial Officer

/s/ Dorenda K. Weaver	Date: February 24, 2012
Dorenda K. Weaver,
Chief Accounting Officer

/s/ James H. Blanchard	Date: February 24, 2012
James H. Blanchard,
Director

/s/ Richard Y. Bradley	Date: February 24, 2012
Richard Y. Bradley,
Director

/s/ Kriss Cloninger III	Date: February 24, 2012
Kriss Cloninger III,
Director

/s/ Walter W. Driver, Jr.	Date: February 24, 2012
Walter W. Driver, Jr.,
Director

/s/ Gardiner W. Garrard, Jr.	Date: February 24, 2012
Gardiner W. Garrard, Jr.,
Director

/s/ Sidney E. Harris	Date: February 24, 2012
Sidney E. Harris,
Director

/s/ Mason H. Lampton	Date: February 24, 2012
Mason H. Lampton,
Director

/s/ H. Lynn Page	Date: February 24, 2012
H. Lynn Page,
Director

/s/ W. Walter Miller, Jr.	Date: February 24, 2012
W. Walter Miller, Jr.,
Director

/s/ John T. Turner	Date: February 24, 2012
John T. Turner,
Director

/s/ Richard W. Ussery	Date: February 24, 2012
Richard W. Ussery,
Director

/s/ James D. Yancey	Date: February 24, 2012
James D. Yancey,
Director

/s/ Rebecca K. Yarbrough	Date: February 24, 2012
Rebecca K. Yarbrough,
Director