Form 10-Q
period 2012-03-31
TOTAL SYSTEM SERVICES INC
filed 2012-05-07
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: April 30, 2012
Common Stock, $0.10 par value	189,081,320 shares

TOTAL SYSTEM SERVICES, INC.

TOTAL SYSTEM SERVICES, INC.

Part I — Financial Information

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$370,955	316,337
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $3.7 million and $4.1 million at 2012 and 2011, respectively	253,732	248,541
Deferred income tax assets	7,695	12,872
Prepaid expenses and other current assets	80,598	72,431

Total current assets	712,980	650,181
Goodwill	356,121	355,498
Property and equipment, net of accumulated depreciation and amortization of $365.4 million and $357.1 million at 2012 and 2011, respectively	260,900	266,608
Computer software, net of accumulated amortization of $584.2 million and $567.4 million at 2012 and 2011, respectively	205,027	215,244
Contract acquisition costs, net of accumulated amortization of $279.5 million and $295.9 million at 2012 and 2011, respectively	161,464	162,987
Equity investments	85,891	82,924
Other intangible assets, net of accumulated amortization of $43.5 million and $39.8 million at 2012 and 2011, respectively	79,440	81,250
Deferred income tax assets, net	4,970	4,069
Other assets	39,342	39,631

Total assets	$1,906,135	1,858,392

Liabilities
Current liabilities:
Current portion of long-term debt	$181,301	181,251
Accounts payable	35,827	26,095
Accrued salaries and employee benefits	13,971	33,004
Current portion of obligations under capital leases	13,201	14,363
Other current liabilities	138,734	125,863

Total current liabilities	383,034	380,576
Deferred income tax liabilities	36,064	32,889
Long-term debt, excluding current portion	34,269	39,104
Obligations under capital leases, excluding current portion	23,418	24,489
Other long-term liabilities	61,126	60,325

Total liabilities	537,911	537,383

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,447 and 201,860 issued at 2012 and 2011, respectively; 189,773 and 189,031 outstanding at 2012 and 2011, respectively	20,245	20,186
Additional paid-in capital	129,104	125,948
Accumulated other comprehensive income (loss), net	3,489	(445)
Treasury stock, at cost (shares of 12,674 and 12,829 at 2012 and 2011, respectively)	(221,927)	(225,034)
Retained earnings	1,418,140	1,380,634

Total shareholders’ equity	1,349,051	1,301,289

Noncontrolling interests in consolidated subsidiaries	19,173	19,720

Total equity	1,368,224	1,321,009

Commitments and contingencies
Total liabilities and equity	$1,906,135	1,858,392

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
(in thousands except per share data)	2012	2011
Total revenues	$461,162	429,430

Cost of services	318,258	301,492
Selling, general and administrative expenses	58,073	54,910

Total operating expenses	376,331	356,402

Operating income	84,831	73,028
Nonoperating expenses	(405)	(728)

Income before income taxes and equity in income of equity investments	84,426	72,300
Income taxes	29,556	25,158

Income before equity in income of equity investments	54,870	47,142
Equity in income of equity investments, net of tax	2,774	2,270

Net income	57,644	49,412
Net income attributable to noncontrolling interests	(1,249)	(622)

Net income attributable to TSYS common shareholders	$56,395	48,790

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 13)	$0.30	0.25

Diluted EPS attributable to TSYS common shareholders	$0.30	0.25

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Net income	$57,644	49,412

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,963	10,271
Postretirement healthcare plan adjustments	263	(182)

Other comprehensive income	3,226	10,089

Comprehensive income	60,870	59,501
Comprehensive income attributable to noncontrolling interests	(541)	(721)

Comprehensive income attributable to TSYS common shareholders	$60,329	58,780

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,644	49,412
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on foreign currency	504	352
Equity in income of equity investments, net of tax	(2,774)	(2,270)
Dividends received from equity investments	—	13
Depreciation and amortization	40,873	41,068
Amortization of debt issuance costs	47	26
Share-based compensation	3,598	4,332
Excess tax benefit from share-based payment arrangements	(510)	(103)
Asset impairments	—	773
Provisions for (recoveries of) bad debt expenses and billing adjustments	(144)	204
Charges for transaction processing provisions	1,063	1,296
Deferred income tax expense	6,425	3,874
Gain on disposal of equipment, net	(2)	(1,497)
Changes in operating assets and liabilities:
Accounts receivable	(5,424)	2,971
Prepaid expenses, other current assets and other long-term assets	(7,044)	14,046
Accounts payable	9,825	(4,635)
Accrued salaries and employee benefits	(19,111)	(13,800)
Other current liabilities and other long-term liabilities	12,943	6,109

Net cash provided by operating activities	97,913	102,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to contract acquisition costs	(5,099)	(7,202)
Purchases of property and equipment, net	(4,984)	(5,960)
Additions to internally developed computer software	(4,435)	(4,478)
Additions to licensed computer software from vendors	(2,593)	(1,280)
Cash used in acquisitions, net of cash acquired	(1,750)	—
Purchase of private equity investments	(499)	—
Proceeds from sale of tradenames	—	4,500

Net cash used in investing activities	(19,360)	(14,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(18,913)	(13,556)
Principal payments on long-term debt borrowings and capital lease obligations	(6,505)	(8,551)
Subsidiary dividends paid to noncontrolling shareholders	(1,087)	—
Excess tax benefit from share-based payment arrangements	510	103
Purchase of noncontrolling interest	—	(174,050)
Repurchase of common stock	—	(35,700)
Proceeds from exercise of stock options	2,701	1,119

Net cash used in financing activities	(23,294)	(230,635)

CASH AND CASH EQUIVALENTS:
Effect of exchange rate changes on cash and cash equivalents	(641)	577

Net increase (decrease) in cash and cash equivalents	54,618	(142,307)
Cash and cash equivalents at beginning of period	316,337	394,795

Cash and cash equivalents at end of period	$370,955	$252,488

Supplemental cash flow information:
Interest paid	$724	709

Income taxes paid, net	$4,144	3,447

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results of interim periods are not necessarily indicative of results to be expected for the year.

In 2012, the Company adopted Accounting Standards Update (ASU) 2011-05, “Comprehensive Income” and ASU 2011-08, “Intangibles - Goodwill and Other”. The adoption of ASU 2011-05 and 2011-08 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Goodwill and certain intangible assets not subject to amortization are assessed annually for impairment in the second quarter of each year using fair value measurement techniques. An entity can first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit (RU) is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a RU with its book value, including goodwill. If the fair value of the RU exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the RU exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the RU’s goodwill with the book value of that goodwill. If the book value of the RU’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The fair value of the RU is allocated to all of the assets and liabilities of that unit as if the RU had been acquired in a business combination and the fair value of the RU was the purchase price paid to acquire the RU.

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

At March 31, 2012, the Company had recorded goodwill in the amount of $356.1 million (Level 2).

The fair value of the Company’s long-term debt and obligations under capital leases is not significantly different from its carrying value (Level 2).

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2012	December 31, 2011
Cash and cash equivalents in domestic accounts	$305,325	263,853
Cash and cash equivalents in foreign accounts	65,630	52,484

Total	$370,955	316,337

At March 31, 2012 and December 31, 2011, the Company had approximately $32.0 million and $22.0 million, respectively, in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2012	December 31, 2011
Prepaid expenses	$36,231	20,917
Supplies inventory	7,784	10,053
Other	36,583	41,461

Total	$80,598	72,431

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2012	December 31, 2011
Conversion costs, net of accumulated amortization of $88.5 million and $109.8 million at 2012 and 2011, respectively	$89,055	88,765
Payments for processing rights, net of accumulated amortization of $191.0 million and $186.1 million at 2012 and 2011, respectively	72,409	74,222

Total	$161,464	162,987

Amortization expense related to conversion costs, which is recorded in cost of services, was $4.1 million and $4.5 million for the three months ended March 31, 2012 and 2011, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.9 million for both the three months ended March 31, 2012 and 2011.

During 2011, the Company recognized an impairment loss related to contract acquisition costs of $773,000.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2012	December 31, 2011
Accrued expenses	$38,154	40,141
Deferred revenues	29,603	29,707
Accrued income taxes	24,414	5,731
Dividends payable	18,890	18,913
Other	27,673	31,371

Total	$138,734	125,863

Note 4 — Long-Term Debt

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (SEC), for a discussion regarding long-term debt.

Note 5 — Comprehensive Income

For the three months ended March 31, comprehensive income is summarized below:

	Three months ended March 31, 2012			Three months ended March 31, 2011
(in thousands)	TSYS Shareholders	Noncontrolling Interests	Total	TSYS Shareholders	Noncontrolling Interests	Total
Net income	$56,395	1,249	$57,644	$48,790	622	$49,412
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	3,671	(708)	2,963	10,172	99	10,271
Postretirement healthcare plan adjustments	263	—	263	(182)	—	(182)

Total	$60,329	541	$60,870	$58,780	721	$59,501

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

Note 6 — Share-Based Compensation

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, contains a discussion of the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended March 31, 2012, share-based compensation was $3.6 million, compared to $4.3 million for the same period in 2011. Included in the $3.6 million amount for 2012 and $4.3 million amount for 2011 is approximately $1.1 million and $1.9 million, respectively, related to expensing the fair value of stock options.

Nonvested and Performance Share Awards

As of March 31, 2012, there was approximately $10.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.3 years.

On March 29, 2012, TSYS authorized a total grant of 241,095 performance shares to certain key executives with a performance based vesting schedule (2012 performance shares). These 2012 performance shares have a 2012-2014 performance period for which the Compensation Committee established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2014, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.

During the first three months of 2012, the Company issued 310,690 shares of TSYS common stock with a market value of $6.7 million to certain key employees under nonvested stock bonus awards for services to be provided in the future by such officers and employees. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.

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

Compensation costs related to the performance shares compensation arrangements are expected to be recognized until the end of 2014.

Stock Option Awards

On March 29, 2012, the Company granted 730,574 stock options to key TSYS executive officers. The average fair value of the option grant was $5.27 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $22.91; risk-free interest rate of 1.75%; expected volatility of 24%; expected term of 7.9 years; and dividend yield of 1.75%. The grant will vest over a period of 3 years.

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

On April 30, 2010, the Company granted 1.4 million stock options to key TSYS executive officers that are performance- and/or market conditions-based. These stock options will vest and become exercisable on April 30, 2013 only if the stock price is at least a specified percentage above the grant date stock price or TSYS reaches a specified EPS goal by December 31, 2012. Given the market conditions component, TSYS evaluated the impact using the Monte Carlo simulation to value these awards and ultimately determined that the impact was minimal. The average fair value of the option grants was $3.48 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $16.19; risk-free interest rate of 2.07%; expected volatility of 30.0%; expected term of 4.0 years; and dividend yield of 1.79%.

As of March 31, 2012, there was approximately $8 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.7 years.

Note 7 — Income Taxes

TSYS is the parent of an affiliated group that files a consolidated U.S. Federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. Federal income tax examinations for years before 2008 and with a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2003. There are a number of tax examinations in progress by the relevant federal, foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its reserve for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate attributable to continuing operations was 34.33% and 34.0% for the three months ended March 31, 2012 and 2011, respectively. The increased rate during the March 31, 2012 period was mostly due to changes in discrete items, tax credits and in the jurisdictional sources of income

TSYS continuously evaluates its ability to realize its deferred tax assets. Pursuant to such evaluations, TSYS established a valuation allowance in the amount of $0.6 million related to our international operations and released valuation allowances in the amount of $0.6 million related to our international and state operations during the three months ended March 31, 2012.

TSYS adopted the provisions of ASC 740 on January 1, 2007. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $0.3 million during the three months ended March 31, 2012.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.7 million and $0.6 million as of March 31, 2012 and December 31, 2011, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2012 and December 31, 2011 that, if recognized, would affect the effective tax rates are $5.8 million and $5.4 million (net of the Federal benefit on state tax issues), respectively, which include interest and penalties of $0.6 million and $0.5 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

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

The Company believes the terms and conditions of transactions between the segments are comparable to those which could have been obtained in transactions with unaffiliated parties. TSYS’ operating segments share certain resources, such as Information Technology support, that TSYS allocates asymmetrically.

Operating Segments	Three months ended March 31,
			Change
(in thousands)	2012	2011	$	%
Revenues before reimbursable items
North America Services	$204,050	194,590	9,460	4.9
International Services	96,491	87,419	9,072	10.4
Merchant Services	98,356	86,519	11,837	13.7
Intersegment revenues	(3,718)	(5,885)	2,167	36.8

Revenues before reimbursable items from external customers	$395,179	362,643	32,536	9.0

Total revenues
North America Services	$240,599	230,558	10,041	4.4
International Services	100,360	90,710	9,650	10.6
Merchant Services	125,518	115,756	9,762	8.4
Intersegment revenues	(5,315)	(7,594)	2,279	30.0

Revenues from external customers	$461,162	429,430	31,732	7.4

Depreciation and amortization
North America Services	$18,454	19,466	(1,012)	(5.2)
International Services	12,911	11,708	1,203	10.3
Merchant Services	8,786	9,146	(360)	(3.9)
Corporate Administration	722	748	(26)	(3.5)

Total depreciation and amortization	$40,873	41,068	(195)	(0.5)

Segment operating income
North America Services	$68,173	55,200	12,973	23.5
International Services	4,113	11,025	(6,912)	(62.7)
Merchant Services	34,219	26,923	7,296	27.1
Corporate Administration	(21,674)	(20,120)	(1,554)	(7.7)

Operating income	$84,831	73,028	11,803	16.2

			Change
Total Assets	At March 31, 2012	At December 31, 2011	$	%
North America Services	$1,676,032	1,621,664	54,368	3.4
International Services	439,948	433,203	6,745	1.6
Merchant Services	498,586	487,858	10,728	2.2
Corporate Administration	(708,431)	(684,333)	(24,098)	(3.5)

Total Assets	$1,906,135	1,858,392	47,743	2.6

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

The following geographic data presents revenues based on the domicile of the Company’s customers:

	Three months ended March 31,
(in millions)	2012	2011
United States	$305.5	$292.7
Europe*	73.0	65.8
Canada	50.8	44.1
Japan*	18.4	17.4
Mexico	2.4	1.9
Other	11.1	7.5

Total	$461.2	$429.4

*	Revenues are impacted by movements in foreign currency exchange rates. Refer to the discussion under “Revenues” in the Results of Operations.

The following table reconciles geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended March 31,
	North America Services		International Services		Merchant Services
(in millions)	2012	2011	2012	2011	2012	2011
United States	$179.5	178.9	—	—	125.9	113.8
Europe	0.2	0.2	72.8	65.6	—	—
Canada	50.7	44.0	—	—	0.1	0.1
Japan	—	—	18.4	17.4	—	—
Mexico	2.4	1.9	—	—	—	—
Other	2.6	2.5	8.4	4.8	0.2	0.2

Total	$235.4	227.5	99.6	87.8	126.2	114.1

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At March 31, 2012	At December 31, 2011
United States	$190.6	194.8
Europe	52.3	52.4
Japan	8.5	9.7
Other	9.5	9.7

Total	$260.9	266.6

Major Customers

For the three months ended March 31, 2012, the Company had one major customer which accounted for approximately 10.5%, or $48.6 million, of total revenues. For the three months ended March 31, 2011, this major customer accounted for approximately 12.5%, or $53.6 million, of total revenues. Revenues from the major customer for the periods reported are primarily attributable to the North America Services and Merchant Services segments.

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

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $1 million during the first three months of 2012 related to storage and other peripheral hardware.

Note 10 — Legal Proceedings

The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

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

Note 12 — Business Combinations

Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding TSYS’ acquisitions.

Other

On February 1, 2012, TSYS acquired contract-based intangible assets in its Merchant Services segment for $1.7 million. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of five years which approximates their usage.

Pro forma Results of Operations

The pro forma revenue and earnings of TSYS’ acquisitions are not material to the consolidated financial statements.

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

The following table illustrates basic and diluted EPS under the guidance of ASC 260 for the three months ended March 31, 2012 and 2011:

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	Common	Participating	Common	Participating
(in thousands, except per share data)	Stock	Securities	Stock	Securities
Basic EPS:
Net income	$56,395		48,790
Less income allocated to nonvested awards	(196)	196	(191)	191

Net income allocated to common stock for EPS calculation (a)	$56,199	196	48,599	191

Average common shares outstanding (b)	188,052	667	192,851	765

Basic EPS (a)/(b)	$0.30	0.29	0.25	0.25

Diluted EPS:
Net income	$56,395		48,790
Less income allocated to nonvested awards	(196)	196	(191)	191

Net income allocated to common stock for EPS calculation (c)	$56,199	196	48,599	191

Average common shares outstanding	188,052	667	192,851	765
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,010		305

Average common and common equivalent shares outstanding (d)	189,062	667	193,156	765

Diluted EPS (c)/(d)	$0.30	0.29	0.25	0.25

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 3.2 million common shares for the three months ended March 31, 2012, and excludes 8.7 million common shares for the three months ended March 31, 2011 because their inclusion would have been anti-dilutive.

Note 14 – Subsequent Events

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

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services in the United States to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services in England, Japan and Brazil to clients in Europe, Asia Pacific, Brazil and the United States. The Company’s Merchant Services segment provides merchant services to financial institutions and other organizations, primarily in the United States.

On May 2, 2011, TSYS completed its acquisition of all of the outstanding common stock of TermNet Merchant Services, Inc. (TermNet), an Atlanta-based merchant acquirer.

For a detailed discussion regarding the Company’s Operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

A summary of the financial highlights for 2012, as compared to 2011, is provided below:

	Three months ended March 31,
(in millions)	2012	2011	Percent Change
Total revenues	$461.2	429.4	7.4%
Operating income	84.8	73.0	16.2
Net income attributable to TSYS common shareholders	56.4	48.8	15.6

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

Critical Accounting Policies and Estimates

There have been no material changes other than what is noted below to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2012. For a detailed discussion regarding the Company’s critical accounting policies and estimates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and for a detailed discussion regarding the Company’s risk factors, see “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Contractual Obligations: The total liability for uncertain tax positions under ASC 740, “Income Taxes,” at March 31, 2012 is $6.1 million. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these reserves within the next year.

As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, total contractual cash obligations at December 31, 2011 were estimated at $506 million. These contractual cash obligations include lease payments and software arrangements.

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

Total revenues increased $31.7 million, or 7.4% during the three months ended March 31, 2012, compared to the same period in 2011. The increase in revenues for the three months ended March 31, 2012 includes a decrease of $1.1 million, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the three months ended March 31, 2012 were $66.0 million, a decrease of $0.8 million or 1.2% compared to $66.8 million for the same period last year. Excluding reimbursable items, revenues increased $32.5 million, or 9.0%, during the three months ended March 31, 2012 compared to the same period in 2011.

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

For a detailed discussion regarding the Company’s Major Customers, refer to Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Operating Segments

TSYS’ services are provided through its three operating segments: North America Services, International Services and Merchant Services. Refer to Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the Company’s Operating segments.

The Company’s North America and International segments have many long-term customer contracts with card issuers providing account processing and output services for printing and embossing items. These contracts generally require advance notice prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or client incentives associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. This segment has two major customers.

Below is a summary of the North America Services segment:

	Three months ended March 31,
(in millions)	2012	2011	Percent Change
Total revenues	$240.6	230.6	4.4%
Operating income	68.2	55.2	23.5
Operating margin	28.3%	23.9%
Key indicators:
AOF	361.8	309.6	16.9
Transactions	1,893.0	1,626.8	16.4

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

The increase in total segment revenues for the three months ended March 31, 2012, as compared to the same period in 2011, is the result of new business and organic growth, which was partially offset by a decrease in revenues associated with client portfolio deconversions and price reductions.

International Services

The International Services segment provides issuer and merchant card solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has one major customer.

Below is a summary of the International Services segment:

	Three months ended March 31,
(in millions)	2012	2011	Percent Change
Total revenues	$100.4	90.7	10.6%
Operating income	4.1	11.0	(62.7)
Operating margin	4.1%	12.2%
Key indicators:
AOF	54.1	47.2	14.7
Transactions	383.0	326.0	17.5

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

The increase in total segment revenues for the three months ended March 31, 2012, as compared to 2011, is the result of new business and organic growth, which was partially offset by the impact of foreign currency translation, client deconversions, and price reductions.

The decrease in operating income for the three months ended March 31, 2012, as compared to 2011, is driven by an increase in employment expenses due to the dedication of more internal resources to the International Services segment that were previously shared between the North America Services and International Services segments.

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

Below is a summary of the Merchant Services segment:

	Three months ended March 31,
(in millions)	2012	2011	Percent Change
Total revenues	$125.5	115.8	8.4%
Operating income	34.2	26.9	27.1
Operating margin	27.2%	23.3%
Key indicator:
POS Transactions	1,219.7	1,206.8	1.1

*	Note: Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 8 for more information on operating segments.

The increase in total segment revenues for the three months ended March 31, 2012, as compared to the same period in 2011, is the result of new business and organic growth, which was partially offset by a decrease for client deconversions and price reductions.

Merchant Services segment’s results are driven by the authorization and capture transactions processed at the point-of-sale and clearing and settlement transactions. This segment’s authorization and capture transactions are primarily through dial-up or Internet connectivity. The direct acquiring business is driven by dollar sales volume processed by merchants.

Refer to the discussion of “Major Customers.”

Operating Expenses

The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for our customers, including the cost of direct labor expense in placing the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, officers’ salaries, investor relations and mergers and acquisitions.

The Company’s cost of services were $318.3 million during the three months ended March 31, 2012, respectively, an increase of 5.6% compared to $301.5 million for the same period last year.

The Company’s selling, general and administrative expenses were $58.1 million during the three months ended March 31, 2012, an increase of 5.8% compared to $54.9 million for the same period last year. The increase is the result of merit increases and the acquisition of TermNet, including amortization of acquisition intangibles.

Operating Income

Operating income increased 16.2% for the three months ended March 31, 2012, over the same period in 2011. The Company’s operating profit margin for the three months ended March 31, 2012 was 18.4%, compared to 17.0% for the same period last year. TSYS’ operating margin increased for the three months ended March 31, 2012, as compared to the same period in 2011, as the result of an increase in revenues associated with growth in accounts on file and transactions.

Nonoperating Income (Expense)

Interest income for the three months ended March 31, 2012 was $394,000, an increase of $261,000, compared to $133,000 for the same period in 2011. The increase in interest income is primarily attributable to more money being deposited in interest bearing accounts in 2012 versus 2011.

Interest expense for the three months ended March 31, 2012 was $771,000, a decrease of $58,000 compared to $829,000 for the same period in 2011. The decrease in interest expense in 2012 compared to 2011 relates to lower interest expense related to lower rates on capital leases.

For the three months ended March 31, 2012 and 2011, the Company recorded a translation loss of approximately $504,000 and $352,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2012 was approximately $3.3 million, the majority of which is denominated in Euros and British Pounds Sterling.

Income Taxes

TSYS’ effective income tax rate attributable to continuing operations for the three months ended March 31, 2012 was 34.3%, compared to 34.0% for the same period in 2011. The increase in the March 31, 2012 rate reflects changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for noncontrolling interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $55.2 million at March 31, 2012. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.8 and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in TSYS’ share of income from its equity in equity investments for the three months ended March 31, 2012, as compared to 2011, is due to timing of renewal contracts and new business.

Net Income

Net income for the three months ended March 31, 2012 increased 16.7%, or $8.3 million, to $57.7 million, compared to $49.4 million for the same period in 2011.

Net income attributable to TSYS common shareholders for the three months ended March 31, 2012 increased 15.6%, or $7.6 million, to $56.4 million, or basic and diluted earnings per share of $0.30, compared to $48.8 million, or basic and diluted earnings per share of $0.25, for the same period in 2011.

Projected Outlook for 2012

As compared to 2011, TSYS expects its 2012 income from continuing operations to increase by 8%-10%, its EPS from continuing operations available to TSYS common shareholders to increase by 10%-12%, its revenues before reimbursable items to increase by 2%-5% and its total revenues to increase by 0%-2%, based on the following assumptions with respect to 2012: (1) there will be no significant movements in LIBOR and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; and (5) the economy will not worsen.

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

Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2012	2011
Net income	$57,644	49,412
Depreciation and amortization	40,873	41,068
Other noncash items and charges, net	9,227	7,000
Net change in current and other assets and current and other liabilities	(9,831)	4,691

Net cash provided by operating activities	$97,913	102,171

TSYS’ main source of funds is derived from operating activities, specifically net income. The decrease in 2012 in net cash provided by operating activities was primarily the result of the decrease in net change in current and other assets and current and other liabilities.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable at March 31, 2012, as compared to December 31, 2011, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2012	2011
Additions to contract acquisition costs	$(5,099)	(7,202)
Purchases of property and equipment, net	(4,984)	(5,960)
Additions to internally developed computer software	(4,435)	(4,478)
Additions to licensed computer software from vendors	(2,593)	(1,280)
Cash used in acquisitions, net of cash acquired	(1,750)	—
Purchase of private equity investments	(499)	—
Proceeds from sale of tradename	—	4,500

Net cash used in investing activities	$(19,360)	(14,420)

The major uses of cash for investing activities have been acquisitions, the addition of property and equipment, primarily computer equipment, the purchase of licensed computer software and internal development of computer software, and investments in contract acquisition costs associated with obtaining and servicing new or existing clients. The major uses of cash for investing activities in 2012 was the investment in contract acquisition costs, the addition of property and equipment, the purchase of licensed computer software and internal development of computer software. The major uses of cash for investing activities in 2011 were for the additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software. The main source of cash for investing activities in 2011 was for the sale of a tradename associated with the purchase of the remaining 49-percent interest in TSYS Merchant Solutions (TMS).

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $5.1 million for the three months ended March 31, 2012, compared to $7.2 million for the three months ended March 31, 2011.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. In 2011, the Company made investments in the fund of $1.6 million. During the first three months of 2012, the Company made an additional investment of $0.5 million. In April 2012, the Company made an additional investment of $0.1 million.

Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2012	2011
Dividends paid on common stock	$(18,913)	(13,556)
Principal payments on long-term debt borrowings and capital lease obligations	(6,505)	(8,551)
Purchase of noncontrolling interests	—	(174,050)
Repurchase of common stock	—	(35,700)
Other	2,124	1,222

Net cash used in financing activities	$(23,294)	(230,635)

The major use of cash from financing activities has been the purchase of noncontrolling interests, repurchase of common stock and payment of dividends. The major uses of cash from financing activities in 2012 was the payment of dividends. The major uses of cash from financing activities in 2011 was for the acquisition of the remaining 49% interest in TMS, repurchase of common stock, and payment of dividends.

Borrowings

For a detailed discussion regarding the Company’s borrowings, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and for a detailed discussion regarding the Company’s long-term debt, see “Note 13 Long-term Debt and Capital Lease Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Stock Repurchase Plan

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 31, 2012, the Company had 5.3 million shares that could be repurchased under the plan.

Dividends

Dividends on common stock of $18.9 million were paid during the three months ended March 31, 2012, compared to $13.6 million paid during the three months ended March 31, 2011.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 1.9:1. At March 31, 2012, TSYS had working capital of $329.9 million compared to $271.9 million at December 31, 2011.

Legal Proceedings

The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

Recent Accounting Pronouncements

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, contains a discussion of recent accounting pronouncements and the expected impact on the Company’s financial statements.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (ii) TSYS’ earnings guidance for 2012 total revenues, revenues before reimbursable items, income from continuing operations and EPS from continuing operations; (iii)TSYS’ belief with respect to lawsuits, claims and other complaints; (iv) TSYS’ expectation with respect to certain tax matters, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

•

continued consolidation and turmoil in the financial services and other industries during 2012, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and the nationalization or seizure by banking regulators of TSYS clients;

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

•

other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other filings with the Securities and Exchange Commission; and

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at March 31, 2012:

(in millions)	March 31, 2012
Europe	$171.5
China	78.9
Cyprus	38.9
Japan	24.7
Other	11.0

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation loss of approximately $0.5 million for the three months ended March 31, 2012 relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2012 was approximately $3.3 million, the majority of which was denominated in Euros and British Pounds Sterling.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at March 31, 2012 was $14.6 million. The net asset account balance includes cash and net accounts receivable.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $17.9 million at March 31, 2012.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$179	898	1,796	(179)	(898)	(1,796)

TOTAL SYSTEM SERVICES, INC.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates.

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

On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third party to borrow up to ¥2.0 billion, or approximately $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a draw down of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million. On December 30, 2011, the Company renewed its loan to extend the maturity date to November 5, 2014.

TOTAL SYSTEM SERVICES, INC.

Item 4 — Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2012, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Factors Item 1A — Risk Factors

In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended March 31, 2012:

(in thousands, except per share data) Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2012	13	(1)	$20.94	9,693	5,307
February 2012	—		—	9,693	5,307
March 2012	2	(1)	23.07	9,693	5,307

Total	15	(1)	$21.29

(1)	Consists of delivery of shares to TSYS on vesting of restricted shares to pay taxes.

Item 6 — Exhibits

a) Exhibits

Exhibit Number	Description

10.1	Form of Senior Executive Stock Option Agreement for 2012 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan

10.2	Form of Senior Executive Performance Share Agreement for the 2012 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
Date: May 7, 2012	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and
Chief Executive Officer

Date: May 7, 2012	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President
and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

10.1	Form of Senior Executive Stock Option Agreement for 2012 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan

10.2	Form of Senior Executive Performance Share Agreement for the 2012 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document