Form 10-Q
period 2012-06-30
TOTAL SYSTEM SERVICES INC
filed 2012-08-06
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              To

Commission file number: 1-10254

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: July 31, 2012
Common Stock, $0.10 par value	188,069,286 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$418,643	316,337
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $3.9 million and $4.1 million at 2012 and 2011, respectively	246,335	248,541
Deferred income tax assets	7,846	12,872
Prepaid expenses and other current assets	81,016	72,431

Total current assets	753,840	650,181
Goodwill	354,879	355,498
Property and equipment, net of accumulated depreciation and amortization of $359.1 million and $357.1 million at 2012 and 2011, respectively	259,160	266,608
Computer software, net of accumulated amortization of $594.1 million and $567.4 million at 2012 and 2011, respectively	205,862	215,244
Contract acquisition costs, net of accumulated amortization of $284.6 million and $295.9 million at 2012 and 2011, respectively	160,819	162,987
Equity investments, net	85,843	82,924
Other intangible assets, net of accumulated amortization of $46.8 million and $39.8 million at 2012 and 2011, respectively	75,702	81,250
Deferred income tax assets, net	5,102	4,069
Other assets	35,334	39,631

Total assets	$1,936,541	1,858,392

Liabilities
Current liabilities:
Current portion of long-term debt	$184,186	181,251
Accounts payable	28,470	26,095
Accrued salaries and employee benefits	14,216	33,004
Current portion of obligations under capital leases	12,991	14,363
Other current liabilities	132,235	125,863

Total current liabilities	372,098	380,576
Long-term debt, excluding current portion	37,627	39,104
Deferred income tax liabilities	31,494	32,889
Obligations under capital leases, excluding current portion	22,449	24,489
Other long-term liabilities	59,155	60,325

Total liabilities	522,823	537,383

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,477 and 201,860 issued at 2012 and 2011, respectively; 189,107 and 189,031 outstanding at 2012 and 2011, respectively	20,245	20,186
Additional paid-in capital	132,374	125,948
Accumulated other comprehensive loss, net	(6,841)	(445)
Treasury stock, at cost (shares of 12,585 and 12,829 at 2012 and 2011, respectively)	(218,760)	(225,034)
Retained earnings	1,465,933	1,380,634

Total shareholders’ equity	1,392,951	1,301,289

Noncontrolling interests in consolidated subsidiaries	20,767	19,720

Total equity	1,413,718	1,321,009

Commitments and contingencies
Total liabilities and equity	$1,936,541	1,858,392

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Total revenues	$462,651	447,554	923,813	876,985

Cost of services	312,669	312,052	630,927	613,543
Selling, general and administrative expenses	57,886	56,973	115,959	111,885

Total operating expenses	370,555	369,025	746,886	725,428

Operating income	92,096	78,529	176,927	151,557
Nonoperating expenses	(1,818)	(841)	(2,223)	(1,568)

Income before income taxes and equity in income of equity investments	90,278	77,688	174,704	149,989
Income taxes	24,553	23,658	54,108	48,815

Income before equity in income of equity investments	65,725	54,030	120,596	101,174
Equity in income of equity investments, net of tax	2,252	617	5,026	2,885

Net income	67,977	54,647	125,622	104,059
Net income attributable to noncontrolling interests	(1,267)	(900)	(2,516)	(1,522)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$66,710	53,747	123,106	102,537

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11)	$0.35	0.28	0.65	0.53

Diluted EPS attributable to TSYS common shareholders	$0.35	0.28	0.65	0.53

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net Income	$67,977	54,647	125,622	104,059

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,027)	1,685	(7,065)	11,956
Postretirement healthcare plan adjustments	23	(182)	287	(363)

Other comprehensive income (loss)	(10,004)	1,503	(6,778)	11,593

Comprehensive income	57,973	56,150	118,844	115,652
Comprehensive income attributable to noncontrolling interests	1,594	1,475	2,135	2,196

Comprehensive income attributable to TSYS common shareholders	$56,379	54,675	116,709	113,456

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$125,622	104,059
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of equity investments, net of tax	(5,026)	(2,885)
Dividends received from equity investments	1,098	13
Net loss on foreign currency translation	1,635	574
Depreciation and amortization	84,086	83,035
Amortization of debt issuance costs	94	77
Share-based compensation	8,626	8,644
Excess tax benefit from share-based payment arrangements	(653)	(54)
Asset impairments	—	1,298
Provisions for bad debt expenses and billing adjustments	356	873
Charges for transaction processing provisions	971	2,632
Deferred income tax expense (benefit)	1,746	(9,738)
Loss (gain) on disposal of equipment, net	29	(1,429)
Changes in operating assets and liabilities:
Accounts receivable	(376)	19,410
Prepaid expenses, other current assets and other long-term assets	(4,691)	4,508
Accounts payable	2,743	(13,239)
Accrued salaries and employee benefits	(18,602)	(11,489)
Other current liabilities and other long-term liabilities	5,746	13,005

Net cash provided by operating activities	203,404	199,294

Cash flows from investing activities:
Purchases of property and equipment, net	(13,810)	(12,543)
Additions to licensed computer software from vendors	(17,278)	(5,882)
Additions to internally developed computer software	(10,121)	(9,242)
Proceeds from sale of trade name	—	4,500
Cash used in acquisitions, net of cash acquired	(1,750)	(45,287)
Purchase of private equity investments	(623)	—
Additions to contract acquisition costs	(16,740)	(16,007)

Net cash used in investing activities	(60,322)	(84,461)

Cash flows from financing activities:
Principal payments on long-term debt borrowings and capital lease obligations	(13,038)	(14,494)
Proceeds from borrowings of long-term debt	8,633	—
Proceeds from exercise of stock options	4,698	1,339
Excess tax benefit from share-based payment arrangements	653	54
Purchase of noncontrolling interest	—	(174,050)
Repurchase of common stock	(338)	(35,700)
Subsidiary dividends paid to noncontrolling shareholders	(1,087)	(448)
Dividends paid on common stock	(37,809)	(27,129)

Net cash used in financing activities	(38,288)	(250,428)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(2,488)	4,134

Net increase (decrease) in cash and cash equivalents	102,306	(131,461)
Cash and cash equivalents at beginning of period	316,337	394,795

Cash and cash equivalents at end of period	$418,643	263,334

Supplemental cash flow information:
Interest paid	$1,418	1,558

Income taxes paid, net	$47,050	38,002

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 —Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Total System Services, Inc.® (TSYS® or the Company) include the accounts of TSYS and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report, have been included.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results of interim periods are not necessarily indicative of results to be expected for the year.

Recently Adopted Accounting Pronouncements

In 2012, the Company adopted Accounting Standards Update (ASU) 2011-05, “Comprehensive Income”, ASU 2011-08, “Intangibles - Goodwill and Other” and ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The adoption of these standards did not have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 — Fair Value Measurement

Refer to Note 3 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (SEC), for a discussion regarding fair value measurement.

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

At June 30, 2012, the Company had recorded goodwill in the amount of $354.9 million (Level 2). The Company performed its annual impairment testing of its unamortized goodwill balance as of May 31, 2012, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds the carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents in domestic accounts	$334,567	263,853
Cash and cash equivalents in foreign accounts	84,076	52,484

Total	$418,643	316,337

At June 30, 2012 and December 31, 2011, the Company had approximately $24.5 million and $22.0 million, respectively, in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2012	December 31, 2011
Prepaid expenses	$34,384	20,917
Supplies inventory	6,371	10,053
Other	40,261	41,461

Total	$81,016	72,431

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2012	December 31, 2011
Conversion costs, net of accumulated amortization of $91.9 million and $109.8 million at 2012 and 2011, respectively	$84,136	88,765
Payments for processing rights, net of accumulated amortization of $192.7 million and $186.1 million at 2012 and 2011, respectively	76,683	74,222

Total	$160,819	162,987

Amortization expense related to conversion costs, which is recorded in cost of services, was $7.3 million and $4.7 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, amortization related to conversion costs was $11.5 million and $10.1 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $2.9 million and $4.0 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, amortization related to payments for processing rights was $6.8 million and $7.9 million, respectively.

During 2011, the Company recognized an impairment loss related to contract acquisition costs of $773,000.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2012	December 31, 2011

Accrued expenses	$40,384	40,141
Deferred revenues	34,086	29,707
Dividends payable	18,911	18,913
Accrued income taxes	9,952	5,731
Other	28,902	31,371

Total	$132,235	125,863

Accumulated Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) are as follows:

(in thousands)	Beginning Balance December 31, 2011	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance June 30, 2012

Foreign currency translation adjustments	$(158)	(6,743)	(60)	(6,683)	(6,841)

Change in accumulated OCI related to postretirement healthcare plans	(287)	448	161	287	—

Total	$(445)	(6,295)	101	(6,396)	(6,841)

Note 4 — Long-Term Debt

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding long-term debt.

Due to increases in transaction volumes, TSYS acquired additional mainframe software licenses to increase capacity. In June 2012, the Company entered into an $8.6 million financing agreement with the vendor to purchase these additional software licenses.

Note 5 — Share-Based Compensation

Refer to Notes 1 and 16 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended June 30, 2012, share-based compensation was $5.0 million, compared to $4.3 million for the same period in 2011, which includes approximately $1.9 million, for both periods, related to expensing the fair value of stock options. For the six months ended June 30, 2012, and 2011, share-based compensation was $8.6 million, which includes approximately $3.0 million and $3.8 million, for 2012 and 2011 respectively, related to expensing the fair value of stock options.

Nonvested Share Awards

During the first six months of 2012, the Company issued 342,074 shares of TSYS common stock with a market value of $7.4 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of 3 years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.

During the first six months of 2011, the Company issued 200,796 shares of TSYS common stock with a market value of $3.5 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of 3 years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting period of the awards.

As of June 30, 2012, there was approximately $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.1 years.

Performance Share Awards

During the first six months of 2012, TSYS authorized a total grant of 241,095 performance shares to certain key executives with a performance based vesting schedule (2012 performance shares). These 2012 performance shares have a 2012-2014 performance period for which the Compensation Committee established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2014, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.

During the first six months of 2011, TSYS authorized a total grant of 263,292 performance shares to certain key executives with a performance based vesting schedule (2011 performance shares). These 2011 performance shares have a 2011-2013 performance period for which the Compensation Committee established two performance goals: revenues before reimbursables and income from continuing operations and, if such goals are attained in 2013, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.

Compensation costs related to performance shares compensation arrangements are expected to be recognized until the end of 2014.

During 2008, TSYS authorized a total grant of 182,816 shares of nonvested stock to two key executives with a performance schedule (2008 performance shares). These 2008 performance shares have seven one-year performance periods (2008-2014) during each of which the Compensation Committee establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance shares will vest, up to a maximum of 100% of the total grant. Compensation expense for each year’s award is measured on the grant date based on the quoted market price of TSYS common stock and is expensed on a straight-line basis for the year.

Compensation costs related to the 2008 performance shares compensation arrangement are expected to be recognized until the end of 2012.

Stock Option Awards

During the first six months of 2012, the Company granted 818,090 stock options to key TSYS executive officers and non-management members of its Board of Directors. The weighted average fair value of the option grant was $5.27 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $22.95; risk-free interest rate of 1.69%; expected volatility of 24.11%; expected term of 7.9 years; and dividend yield of 1.75%. The grants to key TSYS executive officers will vest over a period of 3 years. The grants to the Board of Directors were fully vested on the date of grant.

During the first six months of 2011, the Company granted 716,508 stock options to key TSYS executive officers and non-management members of its Board of Directors. The weighted average fair value of the option grant was $5.78 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $17.61; risk-free interest rate of 2.96%; expected volatility of 30.0%; expected term of 8.5 years; and dividend yield of 1.59%. The grants to key TSYS executive officers will vest over a period of 3 years. The grants to the Board of Directors were fully vested on the date of grant.

In April 2010, the Company granted 1.4 million stock options to key TSYS executive officers that are performance- and/or market conditions-based. These stock options will vest and become exercisable on April 30, 2013, only if the stock price is at least a specified percentage above the grant date stock price on April 30, 2013 or TSYS reaches a specified EPS goal by December 31, 2012. Given the market conditions component, TSYS evaluated the impact using the Monte Carlo simulation to value these awards and ultimately determined that the impact was minimal. The average fair value of the option grants was $3.48 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $16.19; risk-free interest rate of 2.07%; expected volatility of 30.0%; expected term of 4.0 years; and dividend yield of 1.79%.

As of June 30, 2012, there was approximately $8.1 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.7 years.

Note 6 — Income Taxes

Refer to Notes 1 and 20 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2008 and with a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2003. There is currently a federal tax examination in progress for the year 2009. Additionally, a number of tax examinations are in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its reserve for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 26.7% and 30.4% for the three months ended June 30, 2012 and 2011, respectively. TSYS’ effective income tax rate for the six months ended June 30, 2012 was 30.4%, compared to 32.2% for the same period in 2011. The decreased rates during the periods ended June 30, 2012, were primarily due to changes in discrete items, tax credits and changes in the jurisdictional sources of income.

TSYS has adopted the provisions of Accounting Standards Codification (ASC) 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $3.6 million during the six months ended June 30, 2012.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.9 million and $0.6 million as of June 30, 2012 and December 31, 2011, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2012 and December 31, 2011 that, if recognized, would affect the effective tax rates are $9.2 million and $5.4 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.7 million and $0.5 million. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 7 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Revenues before reimbursable items
North America Services	$205,565	198,775	409,614	393,365
International Services	99,047	93,778	195,538	181,198
Merchant Services	97,701	93,041	196,056	179,560
Intersegment revenues	(3,621)	(5,384)	(7,338)	(11,269)

Revenues before reimbursable items from external customers	$398,692	380,210	793,870	742,854

Total revenues
North America Services	$239,557	233,903	480,156	464,461
International Services	103,415	97,670	203,775	188,380
Merchant Services	124,903	123,084	250,420	238,840
Intersegment revenues	(5,224)	(7,103)	(10,538)	(14,696)

Revenues from external customers	$462,651	447,554	923,813	876,985

Depreciation and amortization
North America Services	$18,821	19,926	37,275	39,392
International Services	15,006	11,960	27,917	23,668
Merchant Services	8,668	9,313	17,453	18,460
Corporate Administration	718	768	1,441	1,515

Total depreciation and amortization	$43,213	41,967	84,086	83,035

Segment operating income
North America Services	$72,060	64,068	140,232	119,268
International Services	9,438	10,122	13,552	21,147
Merchant Services	32,950	25,708	67,169	52,631
Corporate Administration	(22,352)	(21,369)	(44,026)	(41,489)

Operating income	$92,096	78,529	176,927	151,557

	At June 30, 2012	At December 31, 2011
Total assets
North America Services	$1,704,042	1,621,664
International Services	448,098	433,203
Merchant Services	486,444	487,858
Intersegment eliminations	(702,043)	(684,333)

Total assets	$1,936,541	1,858,392

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

The following geographic data presents revenues based on the domicile of the Company’s customers:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
United States	$303.8	301.1	609.3	593.8
Europe*	73.9	72.0	146.8	137.8
Canada	51.0	46.4	101.8	90.5
Japan*	19.5	18.3	37.9	35.7
Mexico	2.7	2.1	5.1	4.0
Other*	11.8	7.7	22.9	15.2

Total	$462.7	447.6	923.8	877.0

*	Revenues are impacted by movements in foreign currency exchange rates.

The following tables reconcile geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended June 30,
	North America Services		International Services		Merchant Services
(in millions)	2012	2011	2012	2011	2012	2011
United States	$178.3	178.3	—	—	125.5	122.8
Europe*	0.2	0.2	73.7	71.8	—	—
Canada	51.0	46.3	—	—	—	0.1
Japan*	—	—	19.5	18.3	—	—
Mexico	2.7	2.1	—	—	—	—
Other*	2.5	2.8	9.3	4.7	—	0.2

Total	$234.7	229.7	102.5	94.8	125.5	123.1

	Six months ended June 30,
	North America Services		International Services		Merchant Services
(in millions)	2012	2011	2012	2011	2012	2011
United States	$357.9	355.6	—	—	251.4	238.2
Europe*	0.3	0.4	146.5	137.4	—	—
Canada	101.7	90.3	—	—	0.1	0.2
Japan*	—	—	37.9	35.7	—	—
Mexico	5.1	4.0	—	—	—	—
Other*	5.0	5.3	17.7	9.5	0.2	0.4

Total	$470.0	455.6	202.1	182.6	251.7	238.8

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	At June 30, 2012	At December 31, 2011
United States	$190.2	194.8
Europe*	51.0	52.4
Japan*	10.2	9.7
Other*	7.8	9.7

Total	$259.2	266.6

*	Total assets are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and six months ended June 30, 2012, the Company did not have any major customers. For the three months ended June 30, 2011, the Company had one major customer which accounted for approximately 11.9%, or $53.1 million, of total revenues. For the six months ended June 30, 2011, this major customer accounted for approximately 12.2%, or $106.6 million, of total revenues. These revenues were primarily attributable to the North America Services and Merchant Services segments.

Note 8 — Supplementary Cash Flow Information

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

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $3.3 million during the first six months of 2012 related to storage and other peripheral hardware. The Company acquired equipment and software under capital lease obligations in the amount of $1.3 million during the first six months of 2011 related to storage and other peripheral hardware.

Note 9 — Commitments and Contingencies

Refer to Note 19 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding commitments and contingencies.

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

Note 10 — Acquisitions

Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding acquisitions.

Other

On February 1, 2012, TSYS acquired contract-based intangible assets in its Merchant Services segment for $1.7 million. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of five years which approximates their usage.

Pro forma Results of Operations

The pro forma revenue and earnings of TSYS’ acquisitions are not material to the consolidated financial statements.

Note 11 – Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012		Three months ended June 30, 2011
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$66,710		53,747
Less income allocated to nonvested awards	(224)	224	(191)	191

Net income allocated to common stock for EPS calculation (a)	$66,486	224	53,556	191

Average common shares outstanding (b)	189,070	650	191,935	690

Basic EPS (a)/(b)	$0.35	0.35	0.28	0.28

Diluted EPS:
Net income	$66,710		53,747
Less income allocated to nonvested awards	(223)	223	(190)	190

Net income allocated to common stock for EPS calculation (c)	$66,487	223	53,557	190

Average common shares outstanding	189,070	650	191,935	690
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,270		459

Average common and common equivalent shares outstanding (d)	190,340	650	192,394	690

Diluted EPS (c)/(d)	$0.35	0.34	0.28	0.28

The following table illustrates basic and diluted EPS for the six months ended June 30, 2012 and 2011:

	Six months ended June 30, 2012		Six months ended June 30, 2011
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$123,106		102,537
Less income allocated to nonvested awards	(421)	421	(383)	383

Net income allocated to common stock for EPS calculation (a)	$122,685	421	102,154	383

Average common shares outstanding (b)	188,894	658	192,390	727

Basic EPS (a)/(b)	$0.65	0.64	0.53	0.53

Diluted EPS:
Net income	$123,106		102,537
Less income allocated to nonvested awards	(419)	419	(382)	382

Net income allocated to common stock for EPS calculation (c)	$122,687	419	102,155	382

Average common shares outstanding	188,894	658	192,390	727
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,159		366

Average common and common equivalent shares outstanding (d)	190,053	658	192,756	727

Diluted EPS (c)/(d)	$0.65	0.64	0.53	0.53

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 2.9 million common shares for both the three and six months ended June 30, 2012, and excludes 4.0 million and 4.7 million common shares for the three and six months ended June 30, 2011, respectively, because their inclusion would have been anti-dilutive.

Note 12 – Subsequent Events

On July 24, 2012, TSYS announced that its Board had approved an increase in the number of shares that may be repurchased under its current share repurchase plan from up to 15 million shares to up to 20 million shares of TSYS stock. With the increase, TSYS has 10.3 million shares available to be repurchased. In addition, the expiration date of the plan was extended to April 30, 2014.

On July 19, 2012, TSYS announced that it finalized a master services agreement, with a minimum six year term, with Bank of America to provide processing services for its consumer credit card portfolios in the U.S. In addition, TSYS will continue to process Bank of America’s commercial credit card portfolios in the U.S. and internationally.

Management performed an evaluation of the Company’s activity the date these unaudited financial statements were issued, and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services in the United States to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services in England, Japan and Brazil to clients in Europe, Asia Pacific, and Brazil. The Company’s Merchant Services segment provides merchant services to financial institutions and other organizations, primarily in the United States.

On May 2, 2011, TSYS completed its acquisition of all of the outstanding common stock of TermNet Merchant Services, Inc. (TermNet), an Atlanta-based merchant acquirer.

For a detailed discussion regarding the Company’s Operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

A summary of the financial highlights for 2012, as compared to 2011, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Total revenues	$462.7	447.6	3.4%	$923.8	877.0	5.3%
Operating income	92.1	78.5	17.3	176.9	151.6	16.7
Net income attributable to TSYS common shareholders	66.7	53.7	24.1	123.1	102.5	20.1

Financial Review

This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings. For a detailed discussion regarding these topics, refer to our Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

Operating Leases

As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.

Contractual Obligations

The total liability for uncertain tax positions under ASC 740, “Income Taxes,” at June 30, 2012 is $9.4 million. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

Total revenues increased $15.1 million and $46.8 million, or 3.4% and 5.3%, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase in revenues for the three and six months ended June 30, 2012 includes a decrease of $2.6 million and $3.7 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2012 were $64.0 million and $129.9 million, a decrease of $3.3 million or 5.0% and $4.2 million or 3.1%, respectively, compared to $67.3 million and $134.1 million for the same periods last year. Excluding reimbursable items, revenues increased $18.5 million and $51.0 million, or 4.9% and 6.9%, during the three and six months ended June 30, 2012 compared to the same period in 2011.

Major Customers

For a detailed discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

A significant amount of the Company’s revenues is derived from long-term contracts with large clients by providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. In 2011, the Company had one major customer. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On July 19, 2012, TSYS announced that it finalized a master services agreement, with a minimum six year term, with Bank of America to provide processing services for its consumer credit card portfolios in the U.S. In addition, TSYS will continue to process

Bank of America’s commercial credit card portfolios in the U.S. and internationally. TSYS plans to complete the conversion of Bank of America’s consumer card portfolio from its in-house processing system in mid-2014. Following the processing term, the agreement provides Bank of America the option to use the TS2 software pursuant to a license under a long-term payment structure for purposes of processing its consumer card portfolio.

The master services agreement with Bank of America provides for a tiered-pricing arrangement for both the consumer card portfolio, which is expected to be converted in 2014, and the existing commercial card portfolios.

Operating Segments

TSYS’ services are provided through its three operating segments: North America Services, International Services and Merchant Services. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s operating segments.

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

Below is a summary of the North America Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Total revenues	$239.6	233.9	2.4%	$480.2	464.5	3.4%
Operating income	72.1	64.1	12.5	140.2	119.3	17.6
Operating margin*	30.1%	27.4%		29.2%	25.7%
Key indicators:
Accounts on file (AOF)				387.3	328.3	18.0
Transactions	2,037.9	1,795.1	13.5	3,930.9	3,421.9	14.9

*	Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The increase in total segment external revenues for the three and six months ended June 30, 2012, as compared to the same periods in 2011, is the result of an increase in revenues associated with new business and internal growth partially offset by client portfolio deconversions and price reductions.

The increase in operating income for the three and six months ended June 30, 2012, as compared to 2011, is driven by a decrease in employment expenses due to the dedication of more internal resources to the International Services segment that were previously shared between the North America Services and International Services segments.

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

Below is a summary of the International Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Total revenues	$103.4	97.7	5.9%	$203.8	188.4	8.2%
Operating income	9.4	10.1	(6.8)	13.6	21.1	(35.9)
Operating margin*	9.1%	10.4%		6.7%	11.2%
Key indicators:
AOF				53.1	47.8	11.1
Transactions	402.3	340.6	18.1	785.4	666.6	17.8

*	Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The increase in total segment revenues for the three and six months ended June 30, 2012, as compared to 2011, is the result of new business and organic growth, which was partially offset by the impact of foreign currency translation, client deconversions, and price reductions.

The decrease in operating income for the three and six months ended June 30, 2012, as compared to 2011, is driven by an increase in employment expenses due to the dedication of more internal resources to the International Services segment.

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has one major customer.

Below is a summary of the Merchant Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Total revenues	$124.9	123.1	1.5%	$250.4	238.8	4.8%
Operating income	33.0	25.7	28.2	67.2	52.6	27.6
Operating margin*	26.4%	20.9%		26.8%	22.0%
Key indicator:
POS Transactions	1,279.7	1,269.0	0.8	2,499.4	2,475.8	1.0

*	Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The increase in total segment revenues for the three and six months ended June 30, 2012, as compared to the same period in 2011, is the result of new business, organic growth and acquisitions, which was partially offset by a decrease for client deconversions and price reductions.

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

The Company’s cost of services increased 0.2% and 2.8% for the three and six months ended June 30, 2012, compared to $312.1 million and $613.5 million for the same periods last year.

The Company’s selling, general and administrative expenses increased 1.6% and 3.6% for the three and six months ended June 30, 2012, compared to $57.0 million and $111.9 million for the same periods last year. The increase is the result of merit increases and the acquisition of TermNet, including amortization of acquisition intangibles.

Operating Income

Operating income increased 17.3% and 16.7% for the three and six months ended June 30, 2012, respectively, over the same periods in 2011. The Company’s operating profit margin for the three and six months ended June 30, 2012 was 19.9% and 19.2%, respectively, compared to 17.5% and 17.3% for the same periods last year. TSYS’ operating margin increased for the three and six months ended June 30, 2012, as compared to the same periods in 2011, as a result of gains in productivity.

Nonoperating Income (Expense)

Interest income for the three months ended June 30, 2012 was $352,000, an increase of $198,000, compared to $154,000 for the same period in 2011. Interest income for the six months ended June 30, 2012 was $746,000, an increase of $459,000, compared to $287,000 for the same period in 2011. The increase in interest income is primarily attributable to the increase in the amount of cash available for investing.

Interest expense for the three months ended June 30, 2012 was $741,000, a decrease of $65,000 compared to $806,000 for the same period in 2011. Interest expense for the six months ended June 30, 2012 was $1.5 million, a decrease of $0.1 million compared to $1.6 million for the same period in 2011. The decrease in interest expense in 2012 compared to 2011 relates to a decline in interest rates.

For the three months ended June 30, 2012 and 2011, the Company recorded a translation loss of approximately $1.1 million and $222,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the six months ended June 30, 2012 and 2011, the Company recorded a translation loss of approximately $1.6 million and $574,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2012 was approximately $7.0 million, the majority of which is denominated in Euros and British Pounds Sterling.

Income Taxes

For a detailed discussion regarding these topics, refer to Notes 1 and 20 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended June 30, 2012 was 26.7%, compared to 30.4% for the same period in 2011. TSYS’ effective income tax rate for the six months ended June 30, 2012 was 30.4%, compared to 32.2% for the same period in 2011. The reduction in the 2012 rates reflect changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

In the normal course of business, TSYS is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.

TSYS continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and accordingly, TSYS’ effective tax rate may fluctuate in the future.

No provision for U.S. federal and state income taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $62.0 million at June 30, 2012. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.3 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. TSYS’ share of income from its equity in equity investments was $5.0 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively.

Net Income

Net income for the three months ended June 30, 2012 increased 24.4%, or $13.4 million, to $68.0 million, compared to $54.6 million for the same period in 2011. Net income for the six months ended June 30, 2012 increased 20.7%, or $21.5 million, to $125.6 million, compared to $104.1 million for the same period in 2011.

Net income attributable to TSYS common shareholders for the three months ended June 30, 2012 increased 24.1%, or $13.0 million, to $66.7 million, or basic and diluted EPS of $0.35, compared to $53.7 million, or basic and diluted EPS of $0.28, for the same period in 2011. Net income attributable to TSYS common shareholders for the six months ended June 30, 2012 increased 20.1%, or $20.6 million, to $123.1 million, or basic and diluted EPS of $0.65, compared to $102.5 million, or basic and diluted EPS of $0.53, for the same period in 2011.

Projected Outlook for 2012

As compared to 2011, TSYS expects its 2012 income from continuing operations to increase by 8%-10%, its EPS from continuing operations available to TSYS common shareholders to increase by 10%-12%, its revenues before reimbursable items to increase by 2%-5% and its total revenues to increase by 0%-2%, based on the following assumptions: (1) there will be no significant movements in London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients or acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; and (5) the economy will not worsen.

Financial Position, Liquidity and Capital Resources

Cash Flows

The Consolidated Statements of Cash Flows detail the Company’s cash flows from operating, investing and financing activities. TSYS’ primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures and acquisitions.

Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2012	2011
Net income	$125,622	104,059
Depreciation and amortization	84,086	83,035
Net change in current and other assets and current and other liabilities	(15,180)	12,195
Other noncash items and charges, net	8,876	5

Net cash provided by operating activities	$203,404	199,294

TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2012 in net cash provided by operating activities was primarily the result of the increase in net income offset by the net change in current and other assets and current and other liabilities.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in other noncash items and charges is due primarily to a deferred tax asset related the purchase of the remaining interest of TSYS Merchant Solutions, LLC (TMS) in 2011. The change in accounts receivable at June 30, 2012, as compared to June 30, 2011, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2012	2011
Additions to licensed computer software from vendors	$(17,278)	(5,882)
Additions to contract acquisition costs	(16,740)	(16,007)
Purchases of property and equipment, net	(13,810)	(12,543)
Additions to internally developed computer software	(10,121)	(9,242)
Cash used in acquisitions, net of cash acquired	(1,750)	(45,287)
Purchase of private equity investments	(623)	—
Proceeds from sale of tradename	—	4,500

Net cash used in investing activities	$(60,322)	(84,461)

The major uses of cash for investing activities in 2012 was for the purchase of licensed computer software and internal development of computer software, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, the addition of property and equipment, acquisitions, and the purchase of private equity investments. The major uses of cash for investing activities in 2011 was for acquisitions, additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $16.7 million for the six months ended June 30, 2012, compared to $16.0 million for the six months ended June 30, 2011.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. In 2011, the Company made investments in the fund of $1.6 million. During the first six months of 2012, the Company made an additional investment of $0.6 million.

Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2012	2011
Dividends paid on common stock	$(37,809)	(27,129)
Principal payments on long-term debt borrowings and capital lease obligations	(13,038)	(14,494)
Repurchase of common stock	(338)	(35,700)
Purchase of noncontrolling interests	—	(174,050)
Proceeds from borrowings of long-term debt	8,633	—
Other	4,264	945

Net cash used in financing activities	$(38,288)	(250,428)

The main use of cash from financing activities in 2012 has been the payment of dividends and principal payments on long-term debt borrowings and capital lease obligations. The major use of cash from financing activities in 2011 was for the acquisition of the remaining 49% interest in TMS, repurchases of common stock and the payment of dividends.

Borrowings

Due to increases in transaction volumes, TSYS acquired additional mainframe software licenses to increase capacity. In June 2012, the Company entered into an $8.6 million financing agreement with the vendor to purchase these additional software licenses.

Stock Repurchase Plan

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. At June 30, 2012, the Company had 5.3 million shares that could be repurchased under the plan. On July 24, 2012, the Company expanded its share repurchase from up to 15 million shares to up to 20 million shares. With the increase, TSYS has 10.3 million shares available to be repurchased. In addition, the expiration date of the plan was extended to April 30, 2014.

Dividends

Dividends on common stock of $18.9 million were paid during the three months ended June 30, 2012, bringing the total for 2012 to $37.8 million compared to $27.1 million paid during the six months ended June 30, 2011.

On October 25, 2011, TSYS announced that its Board of Directors approved a 42.9% increase in the regular quarterly dividend payable on the Company’s common stock from $0.07 per share to $0.10 per share.

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. Since December 2000, TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

TSYS maintains operating cash accounts outside the United States. Refer to Note 3 in the Notes to Unaudited Consolidated Financial Statements for more information on cash and cash equivalents. TSYS has adopted the permanent reinvestment exception under ASC 740 with respect to future earnings of certain foreign subsidiaries. While some of the foreign cash is available to repay intercompany financing arrangements, remaining amounts are not presently available to fund domestic operations and obligations without paying a significant amount of taxes upon its repatriation. Demand on the Company’s cash has increased as a result of its strategic initiatives. TSYS funds these initiatives through a balance of internally generated cash, external sources of capital, and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., TSYS will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. TSYS has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. TSYS utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the locations where it is needed.

Impact of Inflation

Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.0:1. At June 30, 2012, TSYS had working capital of $381.7 million compared to $269.6 million at December 31, 2011.

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

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the timing of the conversion of Bank of America’s consumer card portfolios; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ earnings guidance for 2012 total revenues, revenues before reimbursable items, income from continuing operations and EPS from continuing operations; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at June 30, 2012:

(in millions)	June 30, 2012
Europe	$160.6
China	79.9
Japan	30.1
Mexico	6.3
Canada	1.4
Other	37.8

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation loss of approximately $1.1 million and $1.6 million for the three and six months ended June 30, 2012, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2012 was approximately $7.0 million, the majority of which was denominated in Euros and British Pounds Sterling.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at June 30, 2012 was $13.3 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $13.3 million at June 30, 2012.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$133	665	1,330	(133)	(665)	(1,330)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued).

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

On December 21, 2007, the Company entered into a Credit Agreement with Bank of America N.A., as Administrative Agent, The Royal Bank of Scotland plc, as Syndication Agent, and other lenders. The Credit Agreement provides for a $168 million unsecured five-year term loan to the Company and a $252 million five-year unsecured revolving credit facility. The principal balance of loans outstanding under the credit facility bears interest at a rate of LIBOR plus an applicable margin of 0.60%. Interest is paid on the last date of each interest period; however, if the period exceeds three months, interest is paid every three months after the beginning of such interest period.

On October 31, 2008, the Company’s International Services segment obtained a credit agreement from a third party to borrow up to approximately ¥2.0 billion, or $21 million, in a Yen-denominated three year loan to finance activities in Japan. The rate is LIBOR plus 80 basis points. The Company initially made a drawdown of ¥1.5 billion, or approximately $15.1 million. In January 2009, the Company made an additional draw down of ¥250 million, or approximately $2.8 million. In April 2009, the Company made an additional draw down of ¥250 million, or approximately $2.5 million. On December 30, 2011, the Company renewed its loan to extend the maturity date to November 5, 2014.

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2012, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TOTAL SYSTEM SERVICES, INC.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding TSYS’ legal proceedings, refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements which is incorporated by reference into this item.

Item 1A. Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended June 30, 2012:

(in thousands, except per share data)	Total Number of		Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Shares Purchased		Paid per Share	or Programs	or Programs
April 2012	15	*	$22.72	—	5,307
May 2012	—		—	—	5,307
June 2012	—		—	—	5,307

Total	15	*	$22.72

*	Consists of delivery of shares to TSYS on vesting of restricted shares to pay taxes.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

10.1	Summary of Board of Directors Compensation

10.2	Total System Services Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’s Current Report on Form 8-K dated May 4, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: August 6, 2012	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and
Chief Executive Officer

Date: August 6, 2012	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President
and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

10.1	Summary of Board of Directors Compensation

10.2	Total System Services Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’s Current Report on Form 8-K dated May 4, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document