Form 10-Q
period 2012-09-30
TOTAL SYSTEM SERVICES INC
filed 2012-11-05
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: October 23, 2012
Common Stock, $0.10 par value	186,837,768 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$356,569	316,337
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.8 million and $4.1 million at 2012 and 2011, respectively	248,441	248,541
Deferred income tax assets	8,987	12,872
Prepaid expenses and other current assets	76,956	72,431

Total current assets	690,953	650,181
Goodwill	422,508	355,498
Property and equipment, net of accumulated depreciation and amortization of $365.7 million and $357.1 million at 2012 and 2011, respectively	264,803	266,608
Computer software, net of accumulated amortization of $614.8 million and $567.4 million at 2012 and 2011, respectively	198,973	215,244
Contract acquisition costs, net of accumulated amortization of $207.5 million and $295.9 million at 2012 and 2011, respectively	162,790	162,987
Other intangible assets, net of accumulated amortization of $51.5 million and $39.8 million at 2012 and 2011, respectively	102,278	81,250
Equity investments, net	83,037	82,924
Deferred income tax assets, net	6,037	4,069
Other assets	38,540	39,631

Total assets	$1,969,919	1,858,392

Liabilities
Current liabilities:
Accounts payable	$32,824	26,095
Current portion of long-term debt	23,743	181,251
Accrued salaries and employee benefits	19,826	33,004
Current portion of obligations under capital leases	13,806	14,363
Other current liabilities	131,237	125,863

Total current liabilities	221,436	380,576
Long-term debt, excluding current portion	176,935	39,104
Deferred income tax liabilities	33,199	32,889
Obligations under capital leases, excluding current portion	20,422	24,489
Other long-term liabilities	67,575	60,325

Total liabilities	519,567	537,383

Redeemable noncontrolling interest in consolidated subsidiary	38,641	—

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 201,689 and 201,860 issued at 2012 and 2011, respectively; 186,838 and 189,031 outstanding at 2012 and 2011, respectively	20,245	20,186
Additional paid-in capital	135,657	125,948
Accumulated other comprehensive income (loss), net	1,644	(445)
Treasury stock, at cost (14,851 and 12,829 shares at 2012 and 2011, respectively)	(274,143)	(225,034)
Retained earnings	1,507,542	1,380,634

Total shareholders’ equity	1,390,945	1,301,289

Noncontrolling interests in consolidated subsidiaries	20,766	19,720

Total equity	1,411,711	1,321,009

Commitments and contingencies
Total liabilities and equity	$1,969,919	$1,858,392

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Total revenues	$468,059	459,747	1,391,872	1,336,732

Cost of services	315,685	321,481	946,612	935,024
Selling, general and administrative expenses	61,481	57,086	177,439	168,970

Total operating expenses	377,166	378,567	1,124,051	1,103,994

Operating income	90,893	81,180	267,821	232,738
Nonoperating expenses	(579)	(3,794)	(2,802)	(5,363)

Income before income taxes and equity in income of equity investments	90,314	77,386	265,019	227,375
Income taxes	30,228	24,286	84,336	73,102

Income before equity in income of equity investments	60,086	53,100	180,683	154,273
Equity in income of equity investments, net of tax	1,957	4,588	6,983	7,475

Net income	62,043	57,688	187,666	161,748
Net income attributable to noncontrolling interests	(1,731)	460	(4,248)	(1,064)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$60,312	58,148	183,418	160,684

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11)	$0.32	0.30	0.97	0.83

Diluted EPS attributable to TSYS common shareholders (Note 11)	$0.32	0.30	0.97	0.83

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$62,043	57,688	187,666	161,748
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,999	(9,244)	2,935	2,713
Postretirement healthcare plan adjustments	(1,537)	1,156	(1,250)	793

Other comprehensive income (loss)	8,462	(8,088)	1,685	3,506

Comprehensive income	70,505	49,600	189,351	165,254
Comprehensive income (loss) attributable to noncontrolling interests	1,709	(265)	3,844	1,934

Comprehensive income attributable to TSYS common shareholders	$68,796	49,865	185,507	163,320

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$187,666	161,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,329	125,403
Share-based compensation	12,348	12,693
Dividends received from equity investments	7,523	6,835
Net loss on foreign currency translation	2,259	2,751
Provisions for bad debt expenses and billing adjustments	813	328
Amortization of debt issuance costs	180	115
Asset impairments	—	798
Excess tax benefit from share-based payment arrangements	(1,236)	(50)
Equity in income of equity investments, net of tax	(6,983)	(7,475)
Charges for transaction processing provisions	1,348	3,684
Deferred income tax (benefit) expense	(2,355)	15,833
Loss (gain) on disposal of equipment, net	77	(1,396)
Changes in operating assets and liabilities:
Accounts payable	6,688	(15,629)
Prepaid expenses, other current assets and other long-term assets	4,406	(766)
Accounts receivable	1,730	(4,382)
Accrued salaries and employee benefits	(13,567)	(2,610)
Other current liabilities and other long-term liabilities	5,761	(215)

Net cash provided by operating activities	333,987	297,665

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(66,250)	(45,309)
Additions to contract acquisition costs	(25,700)	(22,506)
Purchases of property and equipment, net	(24,296)	(18,121)
Additions to licensed computer software from vendors	(19,385)	(10,033)
Additions to internally developed computer software	(15,202)	(13,331)
Purchase of private equity investments	(2,370)	(1,573)
Proceeds from sale of trade name	—	4,500

Net cash used in investing activities	(153,203)	(106,373)

Cash flows from financing activities:
Principal payments on long-term debt borrowings and capital lease obligations	(188,395)	(21,052)
Repurchase of common stock	(61,556)	(73,361)
Dividends paid on common stock	(56,719)	(40,616)
Subsidiary dividends paid to noncontrolling shareholders	(2,797)	(433)
Debt issuance costs	(1,996)	—
Purchase of noncontrolling interest	—	(174,050)
Excess tax benefit from share-based payment arrangements	1,236	50
Proceeds from exercise of stock options	9,451	1,743
Proceeds from borrowings of long-term debt	158,633	—

Net cash used in financing activities	(142,143)	(307,719)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	1,591	2,345

Net increase (decrease) in cash and cash equivalents	40,232	(114,082)
Cash and cash equivalents at beginning of period	316,337	394,795

Cash and cash equivalents at end of period	$356,569	280,713

Supplemental cash flow information:
Interest paid	$2,003	2,336

Income taxes paid, net	$76,887	62,321

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

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

Recently Adopted Accounting Pronouncements

In 2012, the Company adopted Accounting Standards Update (ASU) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22”, ASU 2011-05, “Comprehensive Income”, ASU 2011-08, “Intangibles — Goodwill and Other” and ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The adoption of these standards did not have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 — Fair Value Measurement

Refer to Note 3 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (SEC), for a discussion regarding fair value measurement.

Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosure,” requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant level of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

At September 30, 2012, the Company had recorded goodwill in the amount of $422.5 million (Level 2). The Company performed its annual impairment testing of its unamortized goodwill balance as of May 31, 2012, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds the carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents in domestic accounts	$267,863	263,853
Cash and cash equivalents in foreign accounts	88,706	52,484

Total	$356,569	316,337

At September 30, 2012 and December 31, 2011, the Company had approximately $24.5 million and $22.0 million, respectively, in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011
Prepaid expenses	$30,287	20,917
Supplies inventory	6,655	10,053
Other	40,014	41,461

Total	$76,956	72,431

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011
Conversion costs, net of accumulated amortization of $99.8 million and $109.8 million at 2012 and 2011, respectively	$85,353	88,765
Payments for processing rights, net of accumulated amortization of $107.7 million and $186.1 million at 2012 and 2011, respectively	77,437	74,222

Total	$162,790	162,987

Amortization expense related to conversion costs, which is recorded in cost of services, was $6.0 million and $5.0 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, amortization related to conversion costs was $17.5 million and $14.3 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.2 million and $3.8 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, amortization related to payments for processing rights was $10.0 million and $11.7 million, respectively.

During the nine months ended September 30, 2011, the Company recognized an impairment loss related to payments for processing rights of $750,000 and an impairment loss related to conversion costs of $48,000.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011
Accrued expenses	$41,623	40,141
Deferred revenues	31,832	29,707
Dividends payable	18,704	18,913
Accrued income taxes	10,286	5,731
Other	28,792	31,371

Total	$131,237	125,863

Accumulated Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2011	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance September 30, 2012
Foreign currency translation adjustments	$(158)	4,822	1,483	3,339	$3,181
Change in accumulated OCI related to postretirement healthcare plans	(287)	(1,952)	(702)	(1,250)	(1,537)

Total	$(445)	2,870	781	2,089	$1,644

Note 4 — Long-Term Debt

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding long-term debt.

On September 10, 2012, TSYS entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein (the Credit Agreement).

The Credit Agreement provides for a $350 million five-year unsecured revolving credit facility (which may be increased by up to an additional $350 million under certain circumstances) and includes a $50 million subfacility for the issuance of standby letters of credit and a $50 million subfacility for swingline loans. Up to $262.5 million of the revolving credit facility (including up to $37.5 million of standby letters of credit) can be made available in Euro, Pounds Sterling, Canadian Dollars and other currencies approved by the lenders providing this portion of the revolving credit facility. At the Company’s option, the principal balance of loans outstanding under the revolving credit facility (other than swingline loans) will bear interest at a rate equal to (i) London Interbank Offered Rate (LIBOR) for the applicable currency plus an applicable margin ranging from 0.90% to 1.45% depending on the Company’s corporate credit rating, or (ii) a base rate equal to the highest of (a) JPMorgan’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) one-month LIBOR for U.S. Dollars plus 1.00%, plus in each case, an applicable margin ranging from 0% to 0.45% depending on the Company’s corporate credit rating. Swingline loans bear interest at the same rate and margins as loans bearing interest at the base rate described above. In addition, the Company is to pay each lender a fee in respect of the amount of such lender’s commitment under the revolving credit facility (regardless of usage), ranging from 0.10% to 0.30% depending on the Company’s corporate credit rating. The revolving credit facility is scheduled to terminate on September 10, 2017 and the Company is required to repay the entire principal balance of loans outstanding under this facility in full on that same date.

The Credit Agreement also provides for a $150 million five-year unsecured term loan to the Company which was borrowed in full at closing. The Company is required to make quarterly principal payments on the term loan commencing on December 31, 2012 equal to (i) 1.25% of the original principal amount of the term loan for the first 12 such quarterly payments and (ii) 2.50% of the original principal amount of the term loan for the remaining quarterly principal payments. The Company is required to repay the entire remaining principal balance of the term loan in full on September 10, 2017. At the Company’s option, the outstanding principal balance of the term loan will bear interest at a rate equal to (i) LIBOR for U.S. Dollars plus an applicable margin ranging from 1.00% to 1.75% depending on the Company’s corporate credit rating, or (ii) the base rate described above plus an applicable margin ranging from 0% to 0.75% depending on the Company’s corporate credit rating.

The Company may prepay loans made under the revolving credit facility and the term loan in whole or in part at any time without premium or penalty, subject to reimbursement of the lenders’ customary breakage and redeployment costs in the case of prepayment of LIBOR borrowings. The Credit Agreement includes covenants requiring the Company to maintain certain minimum financial ratios and also contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default and remedies.

The proceeds of the term loan were used to retire indebtedness outstanding under the Company’s previous credit facility. The Company may use extensions of credit under the revolving credit facility for working capital and other lawful corporate purposes, including to finance the repurchase by the Company of the Company’s capital stock.

On September 10, 2012 and in connection with entering into the credit facilities described above, the Company terminated its existing credit agreement dated as of December 21, 2007 with Bank of America N.A., as Administrative Agent, The Royal Bank of Scotland plc, as Syndication Agent, and the other lenders named therein. That credit agreement provided for a $252 million five-year unsecured revolving credit facility and a $168 million five-year term loan, both of which were scheduled to mature on December 21, 2012. No material early termination penalties were incurred as a result of the termination.

Due to increases in transaction volumes, TSYS acquired additional mainframe software licenses to increase capacity. In June 2012, the Company entered into an $8.6 million financing agreement to purchase these additional software licenses.

Note 5 — Share-Based Compensation

Refer to Notes 1 and 16 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2012, share-based compensation was $3.7 million, compared to $4.0 million for the same period in 2011, which includes approximately $1.1 million and $1.4 million, respectively, related to expensing the fair value of stock options. For the nine months ended September 30, 2012, share-based compensation was $12.3 million compared to $12.7 million for the same period in 2011, which includes approximately $4.2 million and $5.2 million, for 2012 and 2011, respectively, related to expensing the fair value of stock options.

Nonvested Share Awards

During the first nine months of 2012, the Company issued 342,074 shares of TSYS common stock with a market value of $7.4 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of 3 years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting periods of the awards.

During the first nine months of 2011, the Company issued 212,773 shares of TSYS common stock with a market value of $3.8 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of 3 years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting periods of the awards.

As of September 30, 2012, there was approximately $7.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 1.9 years.

Performance Share Awards

During the first nine months of 2012, TSYS authorized a total grant of 241,095 performance shares to certain key executives with a performance based vesting schedule (2012 performance shares). These 2012 performance shares have a 2012-2014 performance period for which the Compensation Committee established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2014, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.

During the first nine months of 2011, TSYS authorized a total grant of 263,292 performance shares to certain key executives with a performance based vesting schedule (2011 performance shares). These 2011 performance shares have a 2011-2013 performance period for which the Compensation Committee established two performance goals: revenues before reimbursables and income from continuing operations and, if such goals are attained in 2013, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis.

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

Stock Option Awards

During the first nine months of 2012, the Company granted 818,090 stock options to key TSYS executive officers and non-management members of its Board of Directors. The weighted average fair value of the option grants was $5.27 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $22.95; risk-free interest rate of 1.69%; expected volatility of 24.11%; expected term of 7.9 years; and dividend yield of 1.75%. The grants to key TSYS executive officers will vest over a period of 3 years. The grants to the Board of Directors were fully vested on the date of grant.

During the first nine months of 2011, the Company granted 716,508 stock options to key TSYS executive officers and non-management members of its Board of Directors. The weighted average fair value of the option grants was $5.78 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $17.61; risk-free interest rate of 2.96%; expected volatility of 30.0%; expected term of 8.5 years; and dividend yield of 1.59%. The grants to key TSYS executive officers will vest over a period of 3 years. The grants to the Board of Directors were fully vested on the date of grant.

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

As of September 30, 2012, there was approximately $5.7 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.4 years.

Note 6 — Income Taxes

Refer to Notes 1 and 20 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2008 and with a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2003. There are currently federal tax examinations in progress for the years 2008 and 2009. Additionally, a number of tax examinations are in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its reserve for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 33.1% and 29.4% for the three months ended September 30, 2012 and 2011, respectively. TSYS’ effective income tax rate for the nine months ended September 30, 2012 was 31.3%, compared to 31.2% for the same period in 2011. The increased rates during the periods ended September 30, 2012 were primarily due to changes in discrete items, tax credits and changes in the jurisdictional sources of income.

TSYS has adopted the provisions of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $7.6 million during the nine months ended September 30, 2012.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.0 million and $0.6 million as of September 30, 2012 and December 31, 2011, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2012 and December 31, 2011 that, if recognized, would affect the effective tax rates are $13.2 million and $5.4 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.7 million and $0.5 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 7 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2011, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenues before reimbursable items
North America Services	$203,497	206,087	613,111	599,451
International Services	98,184	96,140	293,722	277,337
Merchant Services	107,786	93,220	303,842	272,780
Intersegment revenues	(3,415)	(5,286)	(10,753)	(16,553)

Revenues before reimbursable items from external customers	$406,052	390,161	1,199,922	1,133,015

Total revenues
North America Services	$237,625	243,899	717,781	708,360
International Services	102,691	99,891	306,466	288,271
Merchant Services	132,746	122,933	383,167	361,774
Intersegment revenues	(5,003)	(6,976)	(15,542)	(21,673)

Revenues from external customers	$468,059	459,747	1,391,872	1,336,732

Depreciation and amortization
North America Services	$18,583	19,996	55,857	59,387
International Services	14,701	12,847	42,617	36,515
Merchant Services	9,290	8,772	26,743	27,232
Corporate Administration	669	753	2,112	2,269

Total depreciation and amortization	$43,243	42,368	127,329	125,403

Segment operating income
North America Services	$69,561	68,016	209,794	187,284
International Services	7,725	8,279	21,277	29,426
Merchant Services	34,508	27,398	101,677	80,029
Corporate Administration	(20,901)	(22,513)	(64,927)	(64,001)

Operating income	$90,893	81,180	267,821	232,738

Total assets			At September 30	At December 31
North America Services			$1,693,048	1,621,664
International Services			459,423	433,203
Merchant Services			582,250	487,858
Intersegment eliminations			(764,802)	(684,333)

Total assets			$1,969,919	1,858,392

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

The following geographic data presents revenues based on the domicile of the Company’s customers:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
United States	$305.7	308.0	915.0	897.9
Europe*	71.1	71.8	217.9	209.7
Canada	55.0	47.8	156.8	138.2
Japan*	21.1	20.0	59.0	55.7
Mexico	2.9	2.2	7.9	6.3
Other*	12.3	9.9	35.3	28.9

Total	$468.1	459.7	1,391.9	1,336.7

*	Revenues are impacted by movements in foreign currency exchange rates.

The following tables reconcile geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended September 30,
	North America Services		International Services		Merchant Services
(in millions)	2012	2011	2012	2011	2012	2011
United States	$172.6	185.4	—	—	133.1	122.6
Europe*	0.2	0.2	70.9	71.6	—	—
Canada	54.9	47.7	—	—	0.1	0.1
Japan*	—	—	21.1	20.0	—	—
Mexico	2.9	2.2	—	—	—	—
Other*	2.4	2.6	9.8	7.2	0.1	0.1

Total	$233.0	238.1	101.8	98.8	133.3	122.8

	Nine months ended September 30,
	North America Services		International Services		Merchant Services
(in millions)	2012	2011	2012	2011	2012	2011
United States	$530.5	537.6	—	—	384.5	360.3
Europe*	0.5	0.5	217.4	209.2	—	—
Canada	156.7	137.9	—	—	0.1	0.3
Japan*	—	—	59.0	55.7	—	—
Mexico	7.9	6.3	—	—	—	—
Other*	7.4	7.9	27.5	20.4	0.4	0.6

Total	$703.0	690.2	303.9	285.3	385.0	361.2

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	September 30, 2012	December 31, 2011
United States	$192.5	194.8
Europe*	53.0	52.4
Japan*	11.0	9.7
Other*	8.3	9.7

Total	$264.8	266.6

*	Total assets are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and nine months ended September 30, 2012, the Company did not have any major customers. For the three months ended September 30, 2011, the Company had one major customer which accounted for approximately 11.6%, or $53.4 million, of total revenues. For the nine months ended September 30, 2011, this major customer accounted for approximately 12.0%, or $160.0 million, of total revenues. These revenues were primarily attributable to the North America Services and Merchant Services segments.

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

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $5.1 million during the first nine months of 2012 related to storage and other peripheral hardware. The Company acquired equipment and software under capital lease obligations in the amount of $5.7 million during the first nine months of 2011 related to storage and other peripheral hardware.

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

Central Payment Co., LLC

On August 8, 2012, TSYS completed its acquisition of 60% of Central Payment Co., LLC (Central Payment), a privately held direct merchant acquirer, for $66 million in cash. Central Payment provides merchant services to small- to medium-sized merchants through an Independent Sales Agent (ISA) model, with a focus on merchants in the restaurant, personal services and retail sectors. The acquisition of Central Payment expands the Company’s presence in the merchant acquiring industry and enhances our distribution model with their strong sales agent channel. The results of operations for Central Payment have been included in the Company’s results beginning August 8, 2012, and are included in the Merchant Services segment. The goodwill of $66.5 million recorded arises largely from synergies and economies of scale expected to be realized from combining the operations of TSYS and Central Payment. All of the goodwill is tax deductible.

The following table summarizes the consideration paid for Central Payment and the preliminary recognized amounts of identifiable assets acquired and liabilities assumed effective August 8, 2012. These amounts will remain preliminary until the valuation analysis has been finalized.

(in thousands)
Cash and restricted cash	$1,700
Accounts receivable, net	3,098
Other assets	3,416
Identifiable intangible assets	32,600
Other liabilities	(3,321)
Noncontrolling interest in Central Payment	(38,000)
Goodwill	66,507

Total consideration	$66,000

The fair value of accounts receivable, accounts payable, accrued compensation, and other liabilities approximates the carrying amount of those assets and liabilities at the acquisition date. The fair value of accounts receivable due under agreements with customers is $3.1 million. The gross amount due under the agreements is $3.7 million, of which approximately $600,000 is expected to be uncollectible. Of the $66 million in consideration paid for Central Payment, $3.3 million has been placed in escrow for a period of 21 months to secure certain claims that may be brought against the escrowed consideration by TSYS pursuant to the Investment Agreement. Consideration is contingent and may be returned to the Company pursuant to indemnification commitments made by the company which formerly owned 100% of Central Payment (Seller) related to, among other things, a breach of the representations and warrantees made in the Investment Agreement, and losses arising out of any of the Excluded Liabilities as defined in the Investment Agreement. Such indemnification commitments are recognized as a possible asset receivable and measured at fair value. Based upon the probability of various possible outcomes related to the indemnification commitments, TSYS has determined that the fair value of any receivable asset would be immaterial. The maximum amount of contingent consideration returnable to the Company related to certain indemnification commitments made by the Seller is $9.9 million. The maximum amount of contingent consideration returnable to the Company related to fundamental representations and warranties made by the Seller is unlimited.

Identifiable intangible assets acquired in the Central Payment acquisition had no significant estimated residual value. These intangible assets are being amortized over their estimated useful lives of 2 to 7 years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets. The fair value of the acquired identifiable intangible assets of $32.6 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. The fair values and useful lives of the identified intangible assets were primarily determined using forecasted cash flows, which included estimates for certain assumptions such as revenues, expenses, attrition rates, and royalty rates. The estimated fair value of identifiable intangible assets acquired in the acquisition of Central Payment and the related estimated weighted average useful lives are as follows:

	Fair Value (in thousands)	Weighted Average Useful Lives (in years)
Customer relationships	$28,000	7.0
Non-compete agreements	2,200	3.0
Current Technology	1,600	5.0
Trade Name	800	2.0

Total acquired identifiable intangible assets	$32,600	6.5

This fair value measurement is based on significant inputs that are both observable (Level 2) and non-observable (Level 3) in the market as defined in ASC 820. Key assumptions include (a) cash flow projections based on market participant and internal data, (b) a discount rate of 19.0% for the overall Company and a discount rate of 19.5% for the intangible assets, (c) a pre-tax royalty rate of 1.0% for trade names and technology (d) an attrition rate of 25.0%, (e) an effective tax rate of 39.0%, and (f) a terminal value based on a long-term sustainable growth rate of 3.0%.

In connection with the Central Payment acquisition, TSYS incurred $702,000 in acquisition-related costs primarily related to professional legal, finance, and accounting costs. These costs were expensed as incurred and are included in selling, general, and administrative expenses in the income statement for the nine months ended September 30, 2012.

Redeemable Noncontrolling Interest

The fair value of the noncontrolling interest in Central Payment, owned by a private company, was based on the actual purchase price paid for the controlling interest in Central Payment. Next adjustments were made for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling, non-marketable interest in Central Payment.

In connection with the acquisition of Central Payment, the Company is party to call and put arrangements with respect to the membership units that represent the remaining noncontrolling interest of Central Payment. The call arrangement is exercisable by TSYS and the put arrangement is exercisable by the Seller. The put arrangement is outside the control of the Company by requiring the Company to purchase the Seller’s entire equity interest in Central Payment at a put price at fair market value. The put arrangement is recorded on the balance sheet and is classified as redeemable noncontrolling interest outside of permanent equity.

The call and put arrangements for Central Payment, representing 40% of its total outstanding equity interests, may be exercised at the discretion of TSYS or the Seller on the second anniversary of the closing and upon the recurrence of certain other specified events.

The put option is not currently redeemable, but a redemption is considered probable based upon the passage of time of the second anniversary date. As such, the Company has adopted the accounting policy to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date, which the Company believes to be two years. If the put option was currently redeemable, the redemption value at September 30, 2012 is estimated to be approximately $38.6 million. The Company did not accrete any changes to the redemption value as the balance at September 30, 2012 exceeded the accretion fair value amount.

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

Note 11 — Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$60,312		58,148
Less income allocated to nonvested awards	(191)	191	(208)	208

Net income allocated to common stock for EPS calculation (a)	$60,121	191	57,940	208

Average common shares outstanding (b)	187,269	609	190,706	691

Basic EPS (a)/(b)	$0.32	0.31	0.30	0.30

Diluted EPS:
Net income	$60,312		58,148
Less income allocated to nonvested awards	(191)	191	(208)	208

Net income allocated to common stock for EPS calculation (c)	$60,121	191	57,940	208

Average common shares outstanding	187,269	609	190,706	691
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,218		376

Average common and common equivalent shares outstanding (d)	188,487	609	191,082	691

Diluted EPS (c)/(d)	$0.32	0.31	0.30	0.30

The following table illustrates basic and diluted EPS for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012		2011
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$183,418		160,684
Less income allocated to nonvested awards	(613)	613	(592)	592

Net income allocated to common stock for EPS calculation (a)	$182,805	613	160,092	592

Average common shares outstanding (b)	187,911	642	191,823	715

Basic EPS (a)/(b)	$0.97	0.96	0.83	0.83

Diluted EPS:
Net income	$183,418		160,684
Less income allocated to nonvested awards	(611)	611	(591)	591

Net income allocated to common stock for EPS calculation (c)	$182,807	611	160,093	591

Average common shares outstanding	187,911	642	191,823	715
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,138		392

Average common and common equivalent shares outstanding (d)	189,049	642	192,215	715

Diluted EPS (c)/(d)	$0.97	0.95	0.83	0.83

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 2.9 million common shares for both the three and nine months ended September 30, 2012, and excludes 4.7 million and 4.0 million common shares for the three and nine months ended September 30, 2011, respectively, because their inclusion would have been anti-dilutive.

Note 12 — Subsequent Events

Management performed an evaluation of the Company’s activity through the date these unaudited financial statements were issued, and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

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

TSYS acquires other companies as part of its strategy for growth. Refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for more information on TSYS’ acquisitions in 2012.

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

A summary of the financial highlights for 2012, as compared to 2011, is provided below:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Total revenues	$468.1	459.7	1.8%	1,391.9	1,336.7	4.1%
Operating income	90.9	81.2	12.0	267.8	232.7	15.1
Net income attributable to TSYS common shareholders	60.3	58.1	3.7	183.4	160.7	14.1

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

Contractual Obligations

The total liability for uncertain tax positions under Accounting Standards Codification (ASC) 740, “Income Taxes,” at September 30, 2012 is $13.4 million. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 updates Accounting Standards Codification for technical corrections, clarifications, and improvements. The amendments in this update cover a wide range of topics in the Codification and are presented in two sections — Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). The amendments that will not have transition guidance will be effective upon issuance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company has determined the impact of adopting ASU 2012-04 on its financial position, results of operations and cash flows to be immaterial.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.” The ASU is effective immediately. The Company has determined the impact of adopting ASU 2012-03 on its financial position, results of operations and cash flows to be immaterial.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has determined the impact of adopting ASU 2012-02 on its financial position, results of operations and cash flows to be immaterial.

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

Total revenues increased $8.3 million and $55.1 million, or 1.8% and 4.1%, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The increase in revenues for the three and nine months ended September 30,

2012 includes a decrease of $2.4 million and $6.1 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of all mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2012 were $62.0 million and $192.0 million, a decrease of $7.6 million or 10.9% and $11.8 million or 5.8%, respectively, compared to $69.5 million and $203.7 million for the same periods last year.

Excluding reimbursable items, revenues increased $15.9 million and $66.9 million, or 4.1% and 5.9%, during the three and nine months ended September 30, 2012 compared to the same periods in 2011. The 5.9% increase in revenues excluding reimbursable items for the nine months ended September 30, 2012, as compared to the same period in 2011, is the result of increases of 3.1% in revenues associated with new business, 5.8% in internal growth and 1.4% in acquisitions, partially offset by decreases of 3.9% associated with client portfolio deconversions and price reductions and 0.5% in currency translation.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. This segment has one major customer.

Below is a summary of the North America Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Total revenues	$237.6	243.9	(2.6)%	$717.8	708.4	1.3%
Operating income	69.6	68.0	2.3	209.8	187.3	12.0
Operating margin*	29.3%	27.9%		29.2%	26.4%
Key indicators:
Accounts on file (AOF)				413.4	341.9	20.9
Transactions	2,036.6	1,860.2	9.5	5,907.7	5,270.6	12.1

*	Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The 2.6% decrease in total segment revenues for the three months ended September 30, 2012, as compared to the same period in 2011, is primarily the result of a decrease in reimbursable items of $3.7 million. Excluding reimbursable items, revenues decreased $2.6 million or 1.3%. The decrease in revenues excluding reimbursable items for the three months ended September 30, 2012, as compared to the same period in 2011, is the result of decreases of 5.1% associated with client portfolio deconversions, 3.5% of price reductions and 0.5% in intrasegment transactions, partially offset by increases of 2.4% in revenues associated with new business and 5.4% in internal growth. The 3.5% decrease related to price reductions includes a price reduction related to a tiered-pricing arrangement signed in the third quarter of 2012.

The 1.3% increase in total segment revenues for the nine months ended September 30, 2012, as compared to the same period in 2011, is driven by an increase in revenues associated with new business and internal growth, partially offset by client portfolio deconversions and price reductions.

The increase in operating income for the three and nine months ended September 30, 2012, as compared to 2011, is driven by a decrease in employment expenses due to the dedication of more internal resources to the International Services segment that were previously shared between the North America Services and International Services segments.

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

Below is a summary of the International Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Total revenues	$102.7	99.9	2.8%	$306.5	288.3	6.3%
Operating income	7.7	8.3	(6.7)	21.3	29.4	(27.7)
Operating margin*	7.5%	8.3%		6.9%	10.2%
Key indicators:
Accounts on file				53.0	50.5	4.9
Transactions	415.1	360.5	15.1	1,200.5	1,027.2	16.9

*	Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The increase in total segment revenues for the three and nine months ended September 30, 2012, as compared to 2011, is the result of new business and organic growth, which was partially offset by the impact of foreign currency translation, client deconversions, and price reductions.

The decrease in operating income for the three and nine months ended September 30, 2012, as compared to 2011, is driven by an increase in employment expenses due to the dedication of more internal resources to the International Services segment.

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

Below is a summary of the Merchant Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Total revenues	$132.7	122.9	8.0%	$383.2	361.8	5.9%
Operating income	34.5	27.4	26.0	101.7	80.0	27.1
Operating margin*	26.0%	22.3%		26.5%	22.1%
Key indicators:
POS Transactions	1,225.1	1,263.3	(3.0)	3,724.5	3,739.1	(0.4)

*	Segment operating margins do not include expenses associated with Corporate Administration. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The increase in total segment revenues for the three and nine months ended September 30, 2012, as compared to the same period in 2011, is the result of new business, organic growth and acquisitions, which was partially offset by a decrease for client deconversions and price reductions.

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

The Company’s cost of services decreased 1.8% and increased 1.2% for the three and nine months ended September 30, 2012, compared to $321.5 million and $935.0 million for the same periods last year.

The Company’s selling, general and administrative expenses increased 7.7% and 5.0% for the three and nine months ended September 30, 2012, compared to $57.1 million and $169.0 million for the same periods last year. The increase is the result of merit increases and the acquisitions of Central Payment and TermNet, including amortization of acquisition intangibles.

Operating Income

Operating income increased 12.0% and 15.1% for the three and nine months ended September 30, 2012, respectively, over the same periods in 2011. The Company’s operating profit margin for the three and nine months ended September 30, 2012 was 19.4% and 19.2%, respectively, compared to 17.7% and 17.4% for the same periods last year. TSYS’ operating margin increased for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, as a result of gains in productivity.

Nonoperating Income (Expense)

Interest income for the three months ended September 30, 2012 was $393,000, an increase of $238,000, compared to $155,000 for the same period in 2011. Interest income for the nine months ended September 30, 2012 was $1.1 million, an increase of $698,000, compared to $442,000 for the same period in 2011. The increase in interest income is primarily attributable to the increase in the amount of cash available for investing.

Interest expense for the three months ended September 30, 2012 was $671,000, a decrease of $123,000 compared to $794,000 for the same period in 2011. Interest expense for the nine months ended September 30, 2012 was $2.2 million, a decrease of $245,000 compared to $2.4 million for the same period in 2011. The decrease in interest expense in 2012 compared to 2011 relates to a decline in interest rates.

For the three months ended September 30, 2012 and 2011, the Company recorded a translation loss of approximately $0.6 million and $2.2 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the nine months ended September 30, 2012 and 2011, the Company recorded a translation loss of approximately $2.3 million and $2.8 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2012 was approximately $2.4 million, the majority of which is denominated in Euros and British Pounds Sterling.

Income Taxes

For a detailed discussion regarding these topics, refer to Notes 1 and 20 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended September 30, 2012 was 33.1%, compared to 29.4% for the same period in 2011. TSYS’ effective income tax rate for the nine months ended September 30, 2012 was 31.3%, compared to 31.2% for the same period in 2011. The increase in the 2012 rates reflects changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $67.2 million at September 30, 2012. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.0 million and $4.6 million for the three months ended September 30, 2012 and 2011, respectively. In the second quarter of 2011, TSYS deferred recognition of certain revenues associated with CUP Data until the third quarter of 2011 to conform to U.S. generally accepted accounting principles (GAAP). TSYS did not have to make any U.S. GAAP adjustments in 2012. TSYS’ share of income from its equity in equity investments was $7.0 million and $7.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Net Income

Net income for the three months ended September 30, 2012 increased 7.5%, or $4.4 million, to $62.0 million, compared to $57.7 million for the same period in 2011. Net income for the nine months ended September 30, 2012 increased 16.0%, or $25.9 million, to $187.7 million, compared to $161.7 million for the same period in 2011.

Net income attributable to TSYS common shareholders for the three months ended September 30, 2012 increased 3.7%, or $2.2 million, to $60.3 million, or basic and diluted earnings per share (EPS) of $0.32, compared to $58.1 million, or basic and diluted EPS of $0.30, for the same period in 2011. Net income attributable to TSYS common shareholders for the nine months ended September 30, 2012 increased 14.1%, or $22.7 million, to $183.4 million, or basic and diluted EPS of $0.97, compared to $160.7 million, or basic and diluted EPS of $0.83, for the same period in 2011.

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

Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2012	2011
Net income	$187,666	161,748
Depreciation and amortization	127,329	125,403
Other noncash items and charges, net	13,974	34,116
Net change in current and other assets and current and other liabilities	5,018	(23,602)

Net cash provided by operating activities	$333,987	297,665

TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2012 in net cash provided by operating activities was primarily the result of the increase in net income offset by the net change in current and other assets and current and other liabilities.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in other noncash items and charges is due primarily to a deferred tax asset related to the purchase of the remaining interest of TSYS Merchant Solutions, LLC (TMS) in 2011. The change in accounts receivable at September 30, 2012, as compared to September 30, 2011, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2012	2011
Cash used in acquisitions, net of cash acquired	$(66,250)	(45,309)
Additions to contract acquisition costs	(25,700)	(22,506)
Purchases of property and equipment, net	(24,296)	(18,121)
Additions to licensed computer software from vendors	(19,385)	(10,033)
Additions to internally developed computer software	(15,202)	(13,331)
Purchase of private equity investments	(2,370)	(1,573)
Proceeds from sale of tradename	—	4,500

Net cash used in investing activities	$(153,203)	(106,373)

The major uses of cash for investing activities in 2012 was for acquisitions, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, the addition of property and equipment, the purchase of licensed computer software and internal development of computer software, and the purchase of private equity investments. The major uses of cash for investing activities in 2011 was for acquisitions, additions to contract acquisition costs, equipment, licensed computer software from vendors and internally developed computer software.

Acquisitions

Refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for more information on acquisitions.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $25.7 million for the nine months ended September 30, 2012, compared to $22.5 million for the nine months ended September 30, 2011.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. In 2011, the Company made investments in the fund of $1.6 million. During the first nine months of 2012, the Company made an additional investment of $2.4 million.

Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2012	2011
Principal payments on long-term debt borrowings and capital lease obligations	$(188,395)	(21,052)
Repurchase of common stock	(61,556)	(73,361)
Dividends paid on common stock	(56,719)	(40,616)
Purchase of noncontrolling interests	—	(174,050)
Proceeds from borrowings of long-term debt	158,633	—
Other	5,894	1,360

Net cash used in financing activities	$(142,143)	(307,719)

The main use of cash from financing activities in 2012 has been the principal payments on long-term debt borrowings and capital lease obligations, the repurchase of stock, and the payment of dividends. The major use of cash from financing activities in 2011 was for the acquisition of the remaining 49% interest in TMS, repurchases of common stock and the payment of dividends.

Borrowings

Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Stock Repurchase Plan

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

During the first nine months of 2012, TSYS repurchased 2.6 million shares for $61.2 million, compared to 4.2 million shares for $72.9 million for the same period in 2011. At September 30, 2012, the Company had 7.7 million shares that could be repurchased under the plan. On July 24, 2012, the Company expanded its share repurchase from up to 15 million shares to up to 20 million shares. In addition, the expiration date of the plan was extended to April 30, 2014.

Dividends

Dividends on common stock of $56.7 million were paid during the nine months ended September 30, 2012, compared to $40.6 million paid during the nine months ended September 30, 2011.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.1:1. At September 30, 2012, TSYS had working capital of $469.5 million compared to $269.6 million at December 31, 2011.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at September 30, 2012:

(in millions)	September 30, 2012
Europe	$178.9
China	76.6
Japan	34.7
Mexico	6.6
Canada	1.5
Other	46.4

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation loss of approximately $0.6 million and $2.3 million for the three and nine months ended September 30, 2012, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at September 30, 2012 was approximately $2.4 million, the majority of which was denominated in Euros and British Pounds Sterling.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at September 30, 2012 was $13.4 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $13.4 million at September 30, 2012.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$134	670	1,341	(134)	(670)	(1,341)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued).

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates. Also, refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on our long-term debt.

On September 10, 2012, TSYS entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for a $150 million unsecured five-year term loan to the Company and a $350 million five-year unsecured revolving credit facility. The principal balance of loans outstanding under the credit facility bears interest at a rate of LIBOR plus an applicable margin of 1.125%. Interest is paid on the last date of each interest period; however, if the period exceeds three months, interest is paid every three months after the beginning of such interest period.

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2012, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended September 30, 2012:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
July 2012	1,100	$23.39	1,100	9,207
August 2012	900	23.74	900	8,307
September 2012	600	23.54	600	7,707

Total	2,600	$23.55

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

10.1	Credit Agreement of Total System Services, Inc. with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated September 11, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: November 5, 2012	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: November 5, 2012	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

10.1	Credit Agreement of Total System Services, Inc. with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated September 11, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document