Form 10-K
period 2012-12-31
TOTAL SYSTEM SERVICES INC
filed 2013-02-26
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,372,878,000 based on the closing sale price as reported on the New York Stock Exchange.

As of February 20, 2013, there were 186,586,846 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2012 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2013 Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2013 (“Proxy Statement”)	Part III

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

Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides services to financial and nonfinancial institutions. The services we provide are divided into three operating segments, North America Services, which accounted for 51% of our revenues in 2012, International Services, which accounted for 22% of our revenues in 2012, and Merchant Services, which accounted for 27% of our revenues in 2012.

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

Major Customers. A significant amount of our revenues is derived from long-term contracts with large clients. The loss of one of our large clients could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customer” and “Operating Segments” under the “Financial Review” Section on pages 13 through 16, and Note 22 on pages 59 through 61 of the Annual Report which are incorporated in this document by reference.

Competition. We encounter vigorous competition in providing electronic payment services from several different sources. TSYS’ core business is derived from third-party processing for issuers and merchant acquirers. Most of the national market in third party processors is presently being provided by approximately three vendors. We believe that as of December 31, 2012 we are the largest third party card processor in the United States. In addition, we compete with banks and acquirers who choose to process payments in house through proprietary systems and with software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing, bankcard computer service firms and third-party software vendors within the United States and from certain international processors, in-country providers and third-party software vendors with respect to our International Services segment. In addition, payments networks such as Visa, MasterCard and Discover are increasingly offering products and services that compete with our products and services.

Based upon available market share data that includes cards processed in house, we believe that during 2012 we provided issuer processing services for 18% of the domestic consumer credit card accounts in market, 56% of the domestic commercial credit card accounts in market, 84% of the Canadian credit card accounts in market and 16% of credit card accounts in TSYS’ Home European Markets (UK, Ireland, Netherlands, Italy and Germany). With respect to the Merchant Services Segment, we provide third party processing services to merchant acquirers and Independent Sales Organizations (“ISOs”) and we are also direct merchant acquirer. We believe that we are the second largest processor of merchant accounts and process transactions for approximately 21% of all bankcard accepting merchant locations in the United States. Our direct merchant acquirer business is ranked as the 10th largest merchant acquirer by dollar volume according to The Nilson Report dated March 2012.

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

Backlog of Accounts. As of December 31, 2012, we had a pipeline of approximately 27 million net accounts which are expected to be converted by December 31, 2013 and approximately 76 million net accounts which are expected to be converted by September 30, 2014.

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

Aspects of our business are also subject, directly or indirectly, to privacy regulation in the United States, the European Union and elsewhere. For example, in the United States, we and our financial institution clients are respectively subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act. These requirements limit the manner in which personal information may be collected, stored, used and disclosed. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our U.S. financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers.

As are all U.S. persons, we are subject to regulations imposed by the U.S. Treasury Office Department of Foreign Assets Control (“OFAC”) which prohibit or restrict financial and other transactions with specified countries and designated individuals and entities such as terrorists and narcotics traffickers. We have procedures and controls in place which are designed to protect against having direct business dealings with such prohibited countries, individuals or entities. We also have procedures and controls in place which are designed to allow our processing clients to protect against having direct business dealings with such prohibited countries, individuals or entities. However, due to the complexity of the payments systems to which our clients belong, such as MasterCard and Visa, it is possible our computer systems may be used in the processing of transactions involving countries or parties subject to OFAC administered sanctions.

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act

(the “Reform Act”). This legislation, which provides for significant financial regulatory reform, may have a significant and negative impact on our clients, which could impact TSYS’ earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on our operations. The Reform Act, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. As of October 1, 2011, in accordance with the Reform Act, the Federal Reserve Board capped the maximum U.S. debit interchange fee assessed for debit cards issued by large financial institutions at twenty-one cents plus five basis points, before applying a fraud prevention adjustment of up to an additional one cent. It remains difficult to predict the impact that the debit interchange regulations will ultimately have on us, but we do not expect that they will have a significant negative impact on our business.

The Reform Act also created a new Consumer Financial Protection Bureau with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit. The bureau’s future actions may make payment card transactions less attractive to card issuers, including TSYS’ clients, and thus negatively impact our business. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business.

Employees. As of December 31, 2012, we had approximately 8,600 employees.

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

For more information about our business see the “Financial Overview” Section on pages 5 through 7, the “Financial Review” Section on pages 7 through 25 and Note 1, Note 2, Note 8, Note 19, Note 22, Note 24 and Note 27 of Notes to Consolidated Financial Statements on pages 31 through 40, pages 42 and 43, pages 54 through 56, pages 59 through 61, pages 62 through 66, and page 67 of the Annual Report which are incorporated in this document by reference.

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

Consolidation among financial institutions and retail clients, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, or the nationalization or seizure by banking regulators of financial institutions which are TSYS clients, could materially impact our financial position and results of operation.

Consolidation among financial institutions, particularly in the area of credit card operations, and consolidation in the retail industry, continues to be a major risk. Specifically, we face the risk that our clients may merge with entities that are not our clients, our clients may sell portfolios to entities that are not our clients and, based on current economic conditions, our financial institution clients may be seized by banking regulators or nationalized, thereby negatively impacting our existing agreements and projected revenues with these clients. In addition, consolidation among financial institutions has led to an increasingly concentrated client base at TSYS which results in a changing client mix toward larger clients. Continued consolidations among financial institutions could increase the bargaining power of our current and future clients and further increase our client concentration. Consolidation among financial institutions and retail clients, the nationalization of financial institutions or the seizure by banking regulators of financial institutions and the resulting loss of any significant client by us could have a material adverse effect on our financial position and results of operations.

If we do not successfully renew or renegotiate our agreements with our clients, our business will suffer.

A significant amount of our revenues is derived from long-term contracts with large clients. Consolidation among financial institutions has resulted in an increasingly concentrated client base. The financial position of these clients and their willingness to pay for our products and services are affected by general market positions, competitive pressures and operating margins within their industries. Renewal or renegotiation time presents our clients with the opportunity to consider other providers, transition all or a portion of the services we provide in-house or seek lower rates for our services. The loss of our contracts with existing clients or renegotiation of contracts at reduced rates or reduced service levels could have a material adverse effect on our financial position and results of operation.

Economic conditions could adversely affect our business.

A significant portion of our revenues is derived from the number of consumer credit transactions that we process which may be affected by, among other things, overall economic conditions. The payment processing industry depends heavily upon the overall level of consumer, business and government spending to support the necessary volume of payment transactions. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number of transactions involving credit and debit cards. Future reductions in consumer spending through credit card usage would likely have a material adverse affect on our financial position and results of operations.

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

The payment processing market in which we compete is subject to rapid and significant technological changes, developing industry standards and changing customer needs and preferences. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive. If we are unable to effectively respond to these changes, the competitiveness of and demand for our services will be materially impaired and may result in our services being removed from the payments value chain. Our inability to respond to new competitors and technological advancements could have a material adverse affect on our financial position and results of operations.

The signing of new significant clients is often costly and time consuming and if we are unable to successfully close these sales our financial results may be adversely affected.

We incur significant up-front expenses and expend substantial time, effort and other resources prior to signing significant clients. Potential clients generally conduct detailed evaluations of available processing systems and, after we have expended significant resources educating the potential client on our systems, ultimately may determine not to enter into a contract with us. If we are unsuccessful in signing new clients after expending significant expense, time and resources, it could have an adverse effect on our financial results and divert management’s attention from other potential and existing clients. In addition, we incur significant up-front expenses prior to converting a significant client to our processing systems. In the event we enter into a processing contract with a significant client, these expenses will directly affect our earnings results.

There may be a decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general.

If consumers do not continue to use credit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards, it could have a material adverse effect on our financial position and results of operations. We believe future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered by credit card companies to consumers and businesses. In order to consistently increase and maintain our profitability, the rate of credit card use among consumers and businesses must continue to grow. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our financial position and results of operations may be adversely affected.

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

We have acquired businesses both in the United States and internationally and will continue to explore opportunities for strategic acquisitions in the future. On February 19, 2013, we announced our proposed acquisition of NetSpend Holdings, Inc. (“NetSpend”). The acquisition and integration of businesses such as NetSpend involve a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). Other risks include the inaccurate assessment of disclosed liabilities, inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002, and personnel turnover. Furthermore, the NetSpend acquisition is subject to customary terms and conditions and may not be completed at all.

The success of the NetSpend acquisition and other future acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating the acquired business with our existing businesses. The integration process may be complex, costly and time consuming. The process of integrating the operations of NetSpend or any other future acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the two companies’ operations could have an adverse effect on our financial position and results of operations.

Following completion of the NetSpend acquisition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that each of TSYS and NetSpend have achieved or might achieve separately. In addition, the success of the NetSpend acquisition will depend, in part, on the combined company’s ability to realize the anticipated benefits from the acquisition, including anticipated synergies and costs savings. Furthermore, in order to finance the acquisition of NetSpend, we expect to incur significant amounts of additional debt.

Finally, any international acquisitions often involve additional or increased risks including for example:

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

Our business may be adversely affected by risks associated with foreign operations and, as we continue to expand internationally, we may incur higher than anticipated costs and will become more susceptible to these risks.

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

We may also incur higher than anticipated costs as we expand internationally and grow our international client base. If we are unable to successfully manage these expenses as our business expands, our financial position and results of operations could be negatively impacted.

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

Changes in the laws, regulations, policies, credit card association rules or other industry standards affecting our business may impose costly compliance burdens and negatively impact our business.

There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways in the U.S. as well as internationally. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. Regulation of the payments industry has increased significantly in recent years. Failure to comply with laws, rules and regulations or standards to which we are subject in the U.S. as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on our financial position and results of operations, as well as damage our reputation. Even if such a change to statutes, regulations or industry standards does not directly apply to us, the effects of such a change on our financial institution clients could result in material, indirect effects on the way we operate or the costs to operate our business and impair the demand for our services amongst our financial institution clients.

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation provides for significant financial regulatory reform. The Reform Act, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The Reform Act also created a new Consumer Financial Protection Bureau with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit. The Consumer Financial Protection Bureau recently mandated that supervised financial institutions, including our clients, are required to ensure that their service providers are in compliance with applicable federal consumer laws, which may increase regulatory oversight and our cost of doing business. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of the Reform Act on TSYS is difficult to estimate. Current and future regulations as a result of the Reform Act may adversely affect our business or operations, directly or indirectly (if, for example, our clients’ businesses and operations are adversely affected).

In addition, we are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the value of revenues we receive, the value of tax losses and tax credits carry forwards recorded on our balance sheet and the amount of our cash flow and have a material adverse effect on our financial position and results of operations. Furthermore, changes in accounting policies can significantly affect how we calculate expenses and earnings.

We rely on financial institution sponsors in order to process Visa, MasterCard, American Express and Discover transactions. If these sponsorships are terminated and we are unable to secure new sponsors our business and results of operations will be materially and adversely affected.

In order to provide our Visa, MasterCard, American Express and Discover transaction processing services, we must be either a direct participant or be registered as a merchant processor or service provider of Visa, MasterCard, American Express and Discover. Registration as a merchant processor or service provider is dependent upon our being sponsored by member banks of these credit card companies. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct participation, either of which could prove to be difficult and expensive. If we are unable to find a replacement financial institution to provide sponsorship or attain direct participation, we may no longer be able to provide processing services to the affected customers, which would have a material adverse effect on our business and results of operations.

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

Operational failures could harm our business and reputation.

An operational failure in our processing systems could harm our business or cause us to lose clients. Interruptions of service could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of penalties or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue. We may also experience difficulties in installing or integrating our technology on platforms used by our clients. Any significant interruption or delay of service could have a negative impact on our reputation and could cause our present and potential clients to choose another service provider.

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

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could limit our ability to use the intellectual property subject to these claims and require us to design around a third party’s patent, which may not be possible, or to license alternative technology from another party, which may be costly. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees.

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

As of December 31, 2012, we and our subsidiaries owned 15 facilities encompassing approximately 1,449,946 square feet and leased 55 facilities encompassing approximately 768,092 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	10	1,350,200	8	213,270
International Services	2	96,368	23	247,265
Merchant Services	3	3,378	24	307,557

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

See Note 1, Note 7, Note 19 and Note 22 of Notes to Consolidated Financial Statements on pages 31 through 40, page 42, pages 54 through 56, and pages 59 through 61 and “Operating Expenses” and “Property and Equipment” under the “Financial Review” Section on page 16 and page 19, respectively, of the Annual Report which are incorporated in this document by reference.

Item 3.	Legal Proceedings

See Note 19 of Notes to Consolidated Financial Statements on pages 54 through 56 of the Annual Report which is incorporated in this document by reference.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section under the “Financial Review” Section on page 70, Note 17 of Notes to Consolidated Financial Statements on page 53 and “Stock Performance Graph” on page 71 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

The “Selected Financial Data” Section which is set forth on page 5 of the Annual Report is incorporated in this document by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Financial Overview” and “Financial Review” Sections which are set forth on pages 5 through 25 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.” The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2012, 2011 and 2010 was:

(in millions)	2012	2011	2010
Comprehensive income (loss), net of tax	$0.7	$1.1	($7.5)

Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.

The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2012:

(in millions)	December 31, 2012
Europe	$167.1
China	80.1
Cyprus	46.4
Japan	33.7
Malaysia	7.8
Other	6.1

We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 16 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation loss of approximately $2.0 million for the year ended December 31, 2012 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2012 was approximately $3.4 million, the majority of which is denominated in Euros.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2012 was $11.4 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $11.4 million at December 31, 2012.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$114	570	1,141	(114)	(570)	(1,141)

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

At December 31, 2012	Expected maturity date
Liabilities	2013	2014	2015	2016	2017	TOTAL
(US$ Equivalent in millions)

Long-term Debt:
Fixed Rate (US)	$19.9	6.8	5.7	0.3	—	$32.7
Average interest rate	1.50%	1.50%	1.50%	1.50%		1.50%

Variable Rate (US)	$7.5	7.5	11.3	15.0	105	$146.3
Average interest rate	1.32%	1.32%	1.32%	1.32%	1.32%	1.32%

Variable Rate (YEN)	$—	—	23.2	—	—	$23.2
Average interest rate			0.99%			0.99%

Item 8.	Financial Statements and Supplementary Data

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section, which is set forth on page 70, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Other Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting,” which are set forth on pages 26 through 69 of the Annual Report are incorporated in this document by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2012, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Information pertaining to equity compensation plans is contained in Note 15 of Notes to Consolidated Financial Statements on page 48 of the Annual Report and is incorporated in this document by reference.

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

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 26 through 69 of the Annual Report.

Consolidated Balance Sheets - December 31, 2012 and 2011.

Consolidated Statements of Income - Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Other Comprehensive Income - Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Equity - Years Ended December 31, 2012, 2011 and 2010.

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

Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2012, 2011 and 2010.

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.4 through 10.35 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2013, by and among TSYS, General Merger Sub, Inc. and NetSpend Holdings Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013.

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated April 30, 2009.

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009.

10.1	Credit Agreement of TSYS with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated September 11, 2012.

10.2	Voting Agreement, dated as of February 19, 2013, by and among TSYS and JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P., Oak Investment Partners X, Limited Partnership and Oak X Affiliates Fund, L.P., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013.

10.3	Commitment Letter, dated as of February 19, 2013, by and among TSYS, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 19, 2013

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.4	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.5	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010.

10.6	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

10.7	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993.

10.8	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994.

10.9	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

10.10	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002.

10.11	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012.

10.12	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.13	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 17, 2006.

10.14	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.15	Form of Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.16	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated April 24, 2007.

10.17	Total System Services, Inc. 2012 Omnibus Plan (formerly named the 2008 Omnibus Plan), incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated May 4, 2012.

10.18	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 2, 2008.

10.19	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.20	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.21	Form of Performance-Based Retention Restricted Stock Award Agreement for performance-based restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.22	Form of Revised Restricted Stock Award Agreement for restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Current Report on Form 8-K dated February 5, 2008.

10.23	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.24	Form of Amended and Revised Stock Option Agreement for 2008 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008.

10.25	Form of Amended and Revised Stock Option Agreement for 2009 stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.40 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009.

10.26	Form of Stock Option Agreement for 2010 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.27	Form of Performance Share Agreement for 2010 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.5 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.28	Form of Performance-Based Special Stock Option Agreement for performance-based stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010.

10.29	Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011.

10.30	Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011.

10.31	Form of Stock Option Agreement for 2011 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011.

10.32	Form of Performance Share Agreement for 2011 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011.

10.33	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007.

10.34	Form of Senior Executive Stock Option Agreement for 2012 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012.

10.35	Form of Senior Executive Performance Share Agreement for 2012 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

13.1	Certain specified pages of TSYS’ 2012 Annual Report to Shareholders which are incorporated herein by reference.

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2012 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2012 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

101	Interactive Data File

We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Total System Services, Inc.:

Under date of February 26, 2013, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2012, which are included in the December 31, 2012 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2013

Schedule II

Schedule — Valuation and Qualifying Accounts

TOTAL SYSTEM SERVICES, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions
		Changes in
	Balance at	allowances, charges to		Balance at
	beginning	expenses and changes		end
	of period	to other accounts	Deductions	of period
Year ended December 31, 2010:
Provision for doubtful accounts	$1,616	500(1)	(134)(3)	$1,982
Provision for billing adjustments	$4,701	(1,297)(1)	(844)(3)	$2,560
Transaction processing accruals - processing errors	$5,484	3,891(2)	(4,235)(3)	$5,140
Year ended December 31, 2011:
Provision for doubtful accounts	$1,982	1,899(1)	(1,773)(3)	$2,108
Provision for billing adjustments	$2,560	(347)(1)	(176)(3)	$2,037
Transaction processing accruals - processing errors	$5,140	3,763(2)	(3,581)(3)	$5,322
Year ended December 31, 2012:
Provision for doubtful accounts	$2,108	2,045(1)	(1,539)(3)	$2,614
Provision for billing adjustments	$2,037	(991)(1)	251(3)	$1,297
Transaction processing accruals - processing errors	$5,322	2,803(2)	(6,401)(3)	$1,724

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in selling, general and administrative expenses and the charges for billing adjustment which are recorded against revenues.
(2)	Amount reflected is the change in transaction processing accruals reflected in cost of services expenses.
(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
(Registrant)

Date: February 26, 2013	By:	/s/ Philip W. Tomlinson
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

/s/ Philip W. Tomlinson	Date: February 26, 2013
Philip W. Tomlinson,
Principal Executive Officer and Chairman of the Board

/s/ M. Troy Woods	Date: February 26, 2013
M. Troy Woods,
President and Director

/s/ James B. Lipham	Date: February 26, 2013
James B. Lipham,
Senior Executive Vice President and Principal Financial Officer

/s/ Dorenda K. Weaver	Date: February 26, 2013
Dorenda K. Weaver,
Chief Accounting Officer

/s/ James H. Blanchard	Date: February 26, 2013
James H. Blanchard,
Director

/s/ Richard Y. Bradley	Date: February 26, 2013
Richard Y. Bradley,
Director

/s/ Kriss Cloninger III	Date: February 26, 2013
Kriss Cloninger III,
Director

/s/ Walter W. Driver, Jr.	Date: February 26, 2013
Walter W. Driver, Jr.,
Director

/s/ Gardiner W. Garrard, Jr.	Date: February 26, 2013
Gardiner W. Garrard, Jr.,
Director

/s/ Sidney E. Harris	Date: February 26, 2013
Sidney E. Harris,
Director

/s/ Mason H. Lampton	Date: February 26, 2013
Mason H. Lampton,
Director

/s/ H. Lynn Page	Date: February 26, 2013
H. Lynn Page,
Director

/s/ John T. Turner	Date: February 26, 2013
John T. Turner,
Director

/s/ Richard W. Ussery	Date: February 26, 2013
Richard W. Ussery,
Director

/s/ James D. Yancey	Date: February 26, 2013
James D. Yancey,
Director

/s/ Rebecca K. Yarbrough	Date: February 26, 2013
Rebecca K. Yarbrough,
Director