Form 10-Q
period 2013-03-31
TOTAL SYSTEM SERVICES INC
filed 2013-05-08
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: April 23, 2013
Common Stock, $0.10 par value	187,012,839 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$223,097	247,612
Restricted cash	9,046	282
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.1 million and $3.9 million at 2013 and 2012, respectively	237,257	247,083
Deferred income tax assets	8,232	9,825
Prepaid expenses and other current assets	89,070	69,924

Total current assets	566,702	574,726
Goodwill	517,147	518,344
Computer software, net of accumulated amortization of $498.1 million and $627.3 million at 2013 and 2012, respectively	254,785	226,917
Property and equipment, net of accumulated depreciation and amortization of $367.6 million and $364.2 million at 2013 and 2012, respectively	252,797	260,389
Contract acquisition costs, net of accumulated amortization of $217.0 million and $216.0 million at 2013 and 2012, respectively	162,094	161,267
Other intangible assets, net of accumulated amortization of $60.7 million and $55.2 million at 2013 and 2012, respectively	124,324	130,054
Equity investments, net	91,751	87,764
Deferred income tax assets, net	5,125	5,334
Other assets	64,469	59,043

Total assets	$2,039,194	2,023,838

Liabilities
Current liabilities:
Accounts payable	$33,143	63,370
Current portion of long-term debt	24,363	27,361
Current portion of obligations under capital leases	23,007	13,263
Accrued salaries and employee benefits	16,539	26,243
Other current liabilities	123,145	100,282

Total current liabilities	220,197	230,519
Long-term debt, excluding current portion	169,229	174,859
Deferred income tax liabilities	54,103	48,074
Obligations under capital leases, excluding current portion	16,517	17,155
Other long-term liabilities	65,602	68,791

Total liabilities	525,648	539,398

Redeemable noncontrolling interest in consolidated subsidiary	40,589	39,505

Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,804 and 202,471 issued at 2013 and 2012, respectively; 187,555 and 187,031 outstanding at 2013 and 2012, respectively	20,280	20,247
Additional paid-in capital	139,815	141,793
Accumulated other comprehensive income (loss), net	(9,431)	1,408
Treasury stock, at cost (15,249 and 15,440 shares at 2013 and 2012, respectively)	(283,403)	(287,301)
Retained earnings	1,587,540	1,549,063

Total shareholders’ equity	1,454,801	1,425,210

Noncontrolling interests in consolidated subsidiaries	18,156	19,725

Total equity	1,472,957	1,444,935

Commitments and contingencies (Note 9)
Total liabilities and equity	$2,039,194	2,023,838

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2013	2012
Total revenues	$464,996	461,162

Cost of services	320,558	318,258
Selling, general and administrative expenses	66,054	58,073
Merger and acquisition expenses	3,481	—

Total operating expenses	390,093	376,331

Operating income	74,903	84,831
Nonoperating income (expenses)	1,018	(405)
Merger and acquisition expense—bridge loan facility	(2,743)	—

Income before income taxes and equity in income of equity investments	73,178	84,426
Income taxes	17,846	29,556

Income before equity in income of equity investments	55,332	54,870
Equity in income of equity investments, net of tax	3,817	2,774

Net income	59,149	57,644
Net income attributable to noncontrolling interests	(2,121)	(1,249)

Net income attributable to TSYS common shareholders	$57,028	56,395

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11)	$0.31	0.30

Diluted EPS attributable to TSYS common shareholders (Note 11)	$0.30	0.30

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Net income	$59,149	57,644
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,646)	2,963
Postretirement healthcare plan adjustments	155	263

Other comprehensive income (loss)	(12,491)	3,226

Comprehensive income	46,658	60,870
Comprehensive income attributable to noncontrolling interests	467	541

Comprehensive income attributable to TSYS common shareholders	$46,191	60,329

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$59,149	57,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,498	40,873
Deferred income tax expense	9,442	6,425
Share-based compensation	4,593	3,598
Charges for transaction processing provisions	4,160	1,063
Amortization of debt issuance costs	2,860	47
Provisions for (recoveries of) bad debt expenses and billing adjustments	376	(144)
Loss (gain) on disposal of equipment, net	55	(2)
Net (gain) loss on foreign currency translation	(45)	504
Excess tax benefit from share-based payment arrangements	(536)	(510)
Changes in fair value of private equity investments	(1,227)	—
Equity in income of equity investments, net of tax	(3,817)	(2,774)
Changes in operating assets and liabilities:
Accounts payable	(30,182)	9,825
Prepaid expenses, other current assets and other long-term assets	(23,623)	(7,044)
Accrued salaries and employee benefits	(9,266)	(19,111)
Restricted cash	(8,624)	—
Accounts receivable	5,745	(5,424)
Other current liabilities and other long-term liabilities	879	12,943

Net cash provided by operating activities	52,437	97,913

Cash flows from investing activities:
Additions to licensed computer software from vendors	(29,904)	(2,593)
Additions to contract acquisition costs	(13,666)	(5,099)
Purchases of property and equipment, net	(6,481)	(4,984)
Additions to internally developed computer software	(5,297)	(4,435)
Purchase of private equity investments	(411)	(499)
Cash used in acquisitions, net of cash acquired	—	(1,750)

Net cash used in investing activities	(55,759)	(19,360)

Cash flows from financing activities:
Principal payments on long-term debt borrowings and capital lease obligations	(9,784)	(6,505)
Repurchase of common stock under plans and tax withholding	(5,501)	—
Debt issuance costs	(3,534)	—
Subsidiary dividends paid to noncontrolling shareholders	(953)	(1,087)
Dividends paid on common stock	—	(18,913)
Excess tax benefit from share-based payment arrangements	536	510
Proceeds from exercise of stock options	2,551	2,701

Net cash used in financing activities	(16,685)	(23,294)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(4,508)	(641)

Net increase (decrease) in cash and cash equivalents	(24,515)	54,618
Cash and cash equivalents at beginning of period	247,612	316,337

Cash and cash equivalents at end of period	$223,097	370,955

Supplemental cash flow information:
Interest paid	$776	724

Income taxes paid, net	$15,600	4,144

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results of interim periods are not necessarily indicative of results to be expected for the year.

Recently Adopted Accounting Pronouncements

In 2013, the Company adopted Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” and ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The adoption of these ASUs did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 — Fair Value Measurement

Refer to Note 3 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (SEC), for a discussion regarding fair value measurement.

Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosure”, requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant level of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

At March 31, 2013, the Company had recorded goodwill in the amount of $517.1 million (Level 2). The Company performed its annual impairment testing of its unamortized goodwill balance as of May 31, 2012, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds the carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2013	December 31, 2012
Cash and cash equivalents in domestic accounts	$169,349	152,373
Cash and cash equivalents in foreign accounts	53,748	95,239

Total	$223,097	247,612

At March 31, 2013 and December 31, 2012, the Company had approximately $12.5 million and $2.5 million, respectively, in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.

Restricted Cash

At March 31, 2013 and December 31, 2012 the Company had restricted cash of approximately $9.0 million and $0.3 million, respectively. Of the Company’s restricted cash, $8.6 million was legally restricted to its use and movement from the country of Cyprus by its government at March 31, 2013. As a result, TSYS could not withdraw its funds from the bank in Cyprus at March 31, 2013. These deposits can be used to fund the Cyprus operations in their normal course of business, subject to approval. The Cypriot government indicated these restrictions will be temporary and the Company expects to use all deposits in normal operations.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2013	December 31, 2012
Prepaid expenses	$42,450	24,615
Supplies inventory	7,877	8,881
Other	38,743	36,428

Total	$89,070	69,924

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2013	December 31, 2012
Conversion costs, net of accumulated amortization of $106.8 million and $105.4 million at 2013 and 2012, respectively	$85,904	85,402
Payments for processing rights, net of accumulated amortization of $110.2 million and $110.6 million at 2013 and 2012, respectively	76,190	75,865

Total	$162,094	161,267

Amortization expense related to conversion costs, which is recorded in cost of services, was $5.4 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.3 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2013	December 31, 2012
Accrued expenses	$34,728	30,963
Deferred revenues	32,475	29,101
Dividends payable	18,961	729
Accrued income taxes	3,038	10,936
Other	33,943	28,553

Total	$123,145	100,282

Accumulated Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) (AOCI) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2012	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance March 31, 2013
Foreign currency translation adjustments and Transfers from NCI	$3,360	(12,867)	(1,873)	(10,994)	$(7,634)
Change in AOCI related to postretirement healthcare plans	(1,952)	242	87	155	(1,797)

Total	$1,408	(12,625)	(1,786)	(10,839)	$(9,431)

There were no reclassifications of AOCI to net income for the period ended March 31, 2013.

Note 4 — Long-Term Debt

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding long-term debt.

On April 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regions Capital Markets, and U.S. Bank National Association as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year term loan to the Company in the amount of $200 million (the “Term Loan”).

On February 19, 2013, the Company and its wholly-owned merger subsidiary entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NetSpend Holdings, Inc. (“NetSpend”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, the merger subsidiary will merge with and into NetSpend, with NetSpend continuing as the surviving corporation and as a wholly-owned subsidiary (the “Acquisition”). The Term Loan will be funded only upon the consummation of the Acquisition pursuant to the Merger Agreement, with no provision of the Merger Agreement having been amended or waived, and no consent having been given, that is materially adverse to the arrangers and lenders of the Credit Agreement without the prior written consent of the arrangers of the Term Loan. The proceeds of the Term Loan will be used to pay a portion of the $1.4 billion purchase price of the Acquisition and related fees and expenses. TSYS expects to complete the Acquisition in mid-2013, subject to satisfaction of the closing conditions provided in the Merger Agreement.

Concurrently with entering into the Merger Agreement, TSYS obtained commitments for a $1.2 billion 364-day bridge term loan facility from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd. Thereafter, JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. assigned portions of their commitments to other bridge facility lenders. Upon entering into the Credit Agreement, the total commitments under the bridge term loan facility were reduced by the amount of the Term Loan, from $1.2 billion to $1 billion.

Borrowings under the Credit Agreement will be at the London Interbank Offered Rate (“LIBOR”) plus a margin, or the Base Rate (as defined in the Credit Agreement) plus a margin, as TSYS may elect. Based on TSYS’ current credit ratings, the interest rate on borrowings would be LIBOR plus a margin of 1.125%, or the Base Rate plus a margin of 0.125%. Thereafter, the applicable margins are subject to adjustment based on changes to TSYS’ credit ratings, with margins ranging from 1.00% to 1.75% for borrowings based on LIBOR, and ranging from 0% to 0.75% for borrowings based on the Base Rate. In addition, TSYS will pay the lenders a commitment fee ranging from 0.175% to 0.225% per annum, based on its credit ratings, until the Term Loan is funded upon the consummation of the Acquisition, as described above, or the commitments under the Credit Agreement are otherwise terminated by TSYS or expire on October 31, 2013.

The Credit Agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of its corporate existence, material compliance with laws and the payment of taxes and other material obligations. The Credit Agreement also contains financial covenants including a maximum consolidated leverage ratio (“Maximum Leverage Ratio”) and minimum consolidated fixed charge coverage ratio (the “Minimum Fixed Charge Coverage Ratio”), each as described in the Credit Agreement. These ratios are computed at the end of each fiscal quarter for the most recent four fiscal quarters. The Credit Agreement allows for a Maximum Leverage Ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 2.50 to 1.00. In addition, the Credit Agreement contains covenants which, among other things, limit the Company’s ability, and that of its subsidiaries (subject to exceptions as provided in the Credit Agreement), to:

•	grant or permit liens on its or their assets;

•	make certain investments, guarantees or loans;

•	merge, consolidate or otherwise dispose of assets other than in the ordinary course of business;

•	make acquisitions (other than the Acquisition) or sell or otherwise dispose of assets other than in the ordinary course of business;

•	pay dividends or make other restricted payments;

•	enter into sale-leaseback transactions;

•	make material changes in its lines of business; and

•	enter into transactions with its or their affiliates.

The Credit Agreement includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform or the violation of any covenant or agreement (subject, in certain cases, to specified cure periods), the making of materially inaccurate or false representations or warranties, a default on other material indebtedness, insolvency or bankruptcy, a change of control and the occurrence of certain ERISA events and other judgments against the Company or its material subsidiaries.

Amendment to Existing Credit Agreement

On September 10, 2012, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, with J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners (the “Existing Credit Agreement”). The Existing Credit Agreement provides for a $350 million five-year unsecured revolving credit facility (which may be increased by up to an additional $350 million under certain circumstances) and includes a $50 million subfacility for the issuance of standby letters of credit and a $50 million subfacility for swingline loans. The Existing Credit Agreement also provided for a $150 million five-year unsecured term loan, which was fully funded on the closing of the Existing Credit Agreement.

On April 8, 2013, the Company entered into the First Amendment to the Existing Credit Agreement in order to conform certain provisions of the Existing Credit Agreement to the Credit Agreement for the Term Loan.

Note 5 — Share-Based Compensation

Refer to Notes 1 and 16 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended March 31, 2013, share-based compensation was $4.6 million, compared to $3.6 million for the same period in 2012, which includes approximately $1.0 million and $1.1 million, respectively, related to expensing the fair value of stock options.

Nonvested Share Awards

During the first three months of 2013, the Company issued 338,485 shares of TSYS common stock with a market value of $8.0 million to certain key employees. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of 3 years. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting periods of the awards.

During the first three months of 2012, the Company issued 310,690 shares of TSYS common stock with a market value of $6.7 million to certain key employees. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of 3 years. The market value of the TSYS common stock at the date of issuance is amortized as compensation expense over the vesting periods of the awards.

As of March 31, 2013, there was approximately $12.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.4 years.

Performance Share Awards

During the first three months of 2012, TSYS authorized a total grant of 241,095 performance shares to certain key executives with a performance based vesting schedule (2012 performance shares). These 2012 performance shares have a 2012-2014 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2014, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized until the end of 2014.

Stock Option Awards

During the first three months of 2012, the Company granted 730,574 stock options to key TSYS executive officers. The weighted average fair value of the option grants was $5.27 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $22.91; risk-free interest rate of 1.75%; expected volatility of 24%; expected term of 7.9 years; and dividend yield of 1.75%. The grants to key TSYS executive officers will vest over a period of 3 years.

In April 2010, the Company granted 1.4 million stock options to key TSYS executive officers that are performance—and/or market conditions-based. These stock options will vest and become exercisable on April 30, 2013, only if the stock price is at least a specified percentage above the grant date stock price on April 30, 2013 or TSYS reaches a specified EPS goal by December 31, 2012. The Company achieved the specified EPS goal for the year ended December 31, 2012, resulting in the options being exercisable on April 30, 2013. Given the market conditions component, TSYS evaluated the impact using the Monte Carlo simulation to value these awards and ultimately determined that the impact was minimal. The average fair value of the option grants was $3.48 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $16.19; risk-free interest rate of 2.07%; expected volatility of 30.0%; expected term of 4.0 years; and dividend yield of 1.79%.

As of March 31, 2013, there was approximately $3.2 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.2 years.

Note 6 — Income Taxes

Refer to Notes 1 and 20 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2008. With a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2005. There are currently federal tax examinations in progress for the years 2008 and 2009. Additionally, a number of tax examinations are in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its reserve for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective income tax rate for the three months ended March 31, 2013 was 23.9%, compared to 34.3% for the same period in 2012. The decreased rate during the period ended March 31, 2013 was primarily due to changes in discrete items, tax credits and the jurisdictional sources of income.

TSYS has adopted the provisions of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits decreased by $6.0 million during the three months ended March 31, 2013.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.6 million and $0.9 million as of March 31, 2013 and December 31, 2012, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2013 and December 31, 2012 that, if recognized, would affect the effective tax rates are $2.6 million and $8.8 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.5 million and $0.7 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 7 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding segment reporting and major customers.

In 2013, TSYS embarked on two corporate-wide initiatives that impact more than one operating segment. One initiative is a multi-year, multi-phase initiative that consists of enhancing TSYS’ issuing processing platforms. The other is an innovation initiative focused on enhancing existing product and service offerings through several new product concepts and ideas on how to change existing processes. The costs associated with these two new initiatives are not allocated to the operating segments, but are combined, along with the existing corporate administration, in a grouping titled “Corporate Admin and Other.” This is a change the chief operating decision maker requested and is used to evaluate performance and assess resources starting in 2013. The following operating results by segment comparison reflects the change in segment reporting from these initiatives, including the 2012 results.

The following table presents the Company’s operating results by segment:

Operating Segments

	Three months ended March 31,
(in thousands)	2013	2012
Revenues before reimbursable items
North America Services	$205,596	204,050
International Services	92,593	96,491
Merchant Services	109,301	98,356
Intersegment revenues	(3,253)	(3,717)

Revenues before reimbursable items from external customers	$404,237	395,180

Total revenues
North America Services	$239,789	240,599
International Services	97,096	100,360
Merchant Services	132,901	125,518
Intersegment revenues	(4,790)	(5,315)

Revenues from external customers	$464,996	461,162

Depreciation and amortization
North America Services	$18,083	18,453
International Services	12,852	12,911
Merchant Services	11,153	8,786
Corporate Admin and Other	410	723

Total depreciation and amortization	$42,498	40,873

Segment operating income
North America Services	$67,202	68,347
International Services	6,626	4,113
Merchant Services	29,327	34,219
Corporate Admin and Other	(28,252)	(21,848)

Operating income	$74,903	84,831

	At
	March 31, 2013	December 31, 2012
Total assets
North America Services	$1,769,195	1,744,877
International Services	396,529	445,642
Merchant Services	710,928	703,725
Intersegment assets	(837,458)	(870,406)

Total assets	$2,039,194	2,023,838

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

The following geographic data presents revenues based on the domicile of the Company’s customers:

	Three months ended March 31,
(in millions)	2013	2012
United States	$304.8	305.5
Europe*	70.9	73.0
Canada	56.8	50.8
Japan*	16.4	18.4
Mexico	4.1	2.4
Other*	12.0	11.1

Total	$465.0	461.2

* Revenues are impacted by movements in foreign currency exchange rates.

The following tables reconcile geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended March 31,
	North America Services		International Services		Merchant Services
(in millions)	2013	2012	2013	2012	2013	2012
United States	$171.5	179.5	—	—	133.3	125.9
Europe*	0.2	0.2	70.7	72.8	—	—
Canada	56.7	50.7	—	—	0.1	0.1
Japan*	—	—	16.4	18.4	—	—
Mexico	4.1	2.4	—	—	—	—
Other*	2.8	2.6	9.0	8.4	0.2	0.2

Total	$235.3	235.4	96.1	99.6	133.6	126.2

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

(in millions)	March 31, 2013	December 31, 2012
United States	$191.3	191.7
Europe*	45.9	51.3
Japan*	7.8	9.5
Other*	7.8	7.9

Total	$252.8	260.4

* Total assets are impacted by movements in foreign currency exchange rates.

Major Customers

For the three months ended March 31, 2013, the Company did not have any major customers. For the three months ended March 31, 2012, the Company had one major customer which accounted for approximately 10.5%, or $48.6 million, of total revenues.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees. The grants to certain key employees were issued under nonvested stock bonus awards for services to be provided in the future by such officers and employees. Refer to Note 5 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $12.7 million and $1.0 million during the first three months of 2013 and 2012, respectively, related to software and other peripheral hardware.

Note 9 — Commitments and Contingencies

Refer to Note 19 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding commitments and contingencies.

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

NetSpend Matter

Three putative class action lawsuits have been filed in connection with TSYS’ proposed acquisition of NetSpend Holdings, Inc. (“NetSpend”), two of which are currently pending. A putative class action entitled Litwin v. NetSpend Holdings, Inc. et al. was filed on February 22, 2013 in the Court of Chancery of the State of Delaware, but was voluntarily dismissed by the plaintiff effective March 1, 2013. On the day the first suit was dismissed, another putative class action lawsuit, Koehler v. NetSpend Holdings, Inc. et al. (“Koehler action”), was filed in the Delaware Chancery Court. The Koehler action is still pending. In addition to the lawsuits in Delaware, on February 25, 2013, a putative class action lawsuit entitled Bushansky v. NetSpend Holdings, Inc. et al. (“Bushansky action”) was filed in the District Court of Travis County, Texas. The Bushansky action also is still pending.

The Bushansky and Koehler actions, which were brought individually and on behalf of a putative class of NetSpend’s stockholders, name as defendants TSYS, Merger Sub, NetSpend, and members of NetSpend’s Board of Directors. The complaints in both lawsuits allege, among other things, that the members of NetSpend’s Board of Directors breached their fiduciary duties in connection with TSYS’ proposed acquisition of the Company by depriving the Company’s stockholders of the full and fair value of their ownership interest in the Company and by failing to inform NetSpend’s stockholders of material facts concerning the proposed acquisition. In addition, the plaintiffs allege that TSYS, Merger Sub, and NetSpend aided and abetted the alleged breaches of fiduciary duty by the members of NetSpend’s Board of Directors. Both lawsuits seek equitable relief, including, among other things, to enjoin consummation of TSYS’ acquisition of NetSpend, rescission of the related Merger Agreement, and an award of all costs, including reasonable attorneys’ fees and other expenses. The Koehler action also seeks an award of compensatory damages and/or rescissory damages. A hearing on the plaintiff’s motion to enjoin the proposed acquisition in the Koehler action is scheduled for May 10, 2013.

TSYS believes that these lawsuits are without merit and intends to vigorously defend itself; however, there can be no assurances that it will be successful in its defenses.

Note 10 — Acquisitions

Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding acquisitions.

On February 19, 2013, TSYS and NetSpend, a leading provider of general purpose reloadable (GPR) prepaid debit cards and related financial services to underbanked consumers in the United States, announced that they entered into a definitive agreement pursuant to which, upon the terms and subject to the conditions set forth in the agreement, TSYS will acquire NetSpend in an all cash transaction valued at approximately $1.4 billion. The Company intends to finance the NetSpend acquisition with cash on hand and approximately $1.35 billion of additional indebtedness. Refer to Note 4 for further details relating to the indebtedness.

There can be no assurance that the proposed acquisition will be completed, or if it is completed, that the expected benefits of the transaction will be realized.

Note 11 — Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$57,028		56,395
Less income allocated to nonvested awards	(209)	209	(196)	196

Net income allocated to common stock for EPS calculation (a)	$56,819	209	56,199	196

Average common shares outstanding (b)	186,108	699	188,052	667

Basic EPS (a)/(b)	$0.31	0.30	0.30	0.29

Diluted EPS:
Net income	$57,028		56,395
Less income allocated to nonvested awards	(208)	208	(196)	196

Net income allocated to common stock for EPS calculation (c)	$56,820	208	56,199	196

Average common shares outstanding	186,108	699	188,052	667
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,274		1,010

Average common and common equivalent shares outstanding (d)	187,382	699	189,062	667

Diluted EPS (c)/(d)	$0.30	0.30	0.30	0.29

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 3.2 million common shares for the three months ended March 31, 2013, and March 31, 2012, because their inclusion would have been anti-dilutive.

Note 12 — Subsequent Events

On April 8, 2013 the Company entered into a Credit Agreement that provides for a five-year term loan. For more information refer to Note 4.

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

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services in the United States to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company’s Merchant Services segment provides merchant services to merchant acquirers and merchants in the United States.

TSYS acquires other companies as part of its strategy for growth. Refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for more information on TSYS’ planned acquisition in 2013.

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

A summary of the financial highlights for 2013, as compared to 2012, is provided below:

	Three months ended March 31,
(in millions)	2013	2012	Percent Change
Total revenues	$465.0	461.2	0.8%
Operating income	74.9	84.8	(11.7)
Net income attributable to TSYS common shareholders	57.0	56.4	1.1

	At March 31,
(in millions)	2013	2012	Percent Change
Accounts on file
Consumer Credit	203.8	197.2	3.3%
Retail	25.2	25.3	(0.3)

Total Consumer	229.0	222.5	2.9
Commercial	37.9	35.5	6.6
Other	13.4	9.4	42.9

Subtotal	280.3	267.4	4.8
Prepaid/Stored Value	107.3	88.5	21.3
Government Services	59.4	30.5	94.4
Commercial Card Single Use	31.6	29.5	7.3

Total AOF	478.6	415.9	15.1

Financial Review

This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings. For a detailed discussion regarding these topics, refer to our Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2013.

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

Contractual Obligations

The total liability for uncertain tax positions under Accounting Standards Codification (ASC) 740, “Income Taxes,” at March 31, 2013 is $3.0 million. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next year.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires that, for items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, entities must disclose the effect of reclassification on each affected net income line item. For AOCI reclassification items not reclassified in their entirety into net income, entities must provide a cross reference to other required disclosures. ASU 2013-02 is effective for public companies for annual reporting periods beginning after December 15, 2012 and interim periods in those years.

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

Total revenues increased $3.8 million, or 0.8%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase in revenues for the three months ended March 31, 2013 includes a decrease of $4.0 million related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three months ended March 31, 2013 were $60.8 million, a decrease of $5.2 million or 7.9% compared to $66.0 million for the same period last year.

Excluding reimbursable items, revenues increased $9.1 million, or 2.3%, during the three months ended March 31, 2013 compared to the same period in 2012. The 2.3% increase in revenues excluding reimbursable items for the three months ended March 31, 2013, as compared to the same period in 2012, is the result of increases of 2.6% in revenues associated with new business, 3.9% in internal growth and 4.4% in acquisitions, partially offset by decreases of 7.6% associated with client portfolio deconversions and price reductions and 1.0% in currency translation.

Major Customers

For a detailed discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

A significant amount of the Company’s revenues is derived from long-term contracts with large clients by providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. In 2012, the Company had one major customer. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The loss of Bank of America as a merchant services client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows. However, the loss will have a significant adverse effect on the Merchant Services segment’s financial position, results of operations and cash flows.

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

These services are provided throughout the period of each account’s use, starting from a card-issuing client processing an application for a card. Services may include processing the card application, initiating service for the cardholder, processing each card transaction for the issuing retailer or financial institution and accumulating the account’s transactions. Fraud management services monitor the unauthorized use of accounts which have been reported to be lost, stolen, or which exceed credit limits. Fraud detection systems help identify fraudulent transactions by monitoring each account holder’s purchasing patterns and flagging unusual purchases. Other services provided include customized communications to cardholders, information verification associated with granting credit, debt collection, and customer service.

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients (also referred to as organic growth) and sales to new clients and the related account conversions. This segment has one major customer.

Below is a summary of the North America Services segment:

	Three months ended March 31,
(in millions)	2013	2012	Percent Change
Total revenues	$239.8	240.6	(0.3)%
Operating income	67.2	68.2	(1.5)
Operating margin*	28.0%	28.3%
Key indicators:
Accounts on file (AOF)	422.8	361.8	16.9
Transactions	2,013.4	1,867.2	7.8

*  Segment operating margins do not include expenses associated with Corporate Admin and Other. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The 0.3% decrease in total segment revenues for the three months ended March 31, 2013, as compared to the same period in 2012, is primarily the result of a decrease in reimbursable items of $2.4 million. Excluding reimbursable items, revenues increased $1.5 million or 0.8%. The 0.8% increase in revenues excluding reimbursable items for the three months ended March 31, 2013, as compared to the same period in 2012, is the result of increases of 2.8% in revenues associated with new business and 5.3% in internal growth, partially offset by decreases of 3.7% associated with client portfolio deconversions and 3.3% in price reductions. The decrease related to price reductions includes a price reduction related to a tiered pricing arrangement signed in the third quarter of 2012.

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

Below is a summary of the International Services segment:

	Three months ended March 31,
(in millions)	2013	2012	Percent Change
Total revenues	$97.1	100.4	(3.3)%
Operating income	6.6	4.1	61.5
Operating margin*	6.8%	4.1%
Key indicators:
Accounts on file	55.8	54.1	3.1
Transactions	434.2	383.0	13.4

*  Segment operating margins do not include expenses associated with Corporate Admin and Other. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The decrease in total segment revenues for the three months ended March 31, 2013, as compared to 2012, is partially due to a decrease in reimbursable items of $0.6 million. Excluding reimbursable items, revenues decreased $3.9 million or 4.1%. The 4.1% decrease in revenues excluding reimbursable items for the three months ended March 31, 2013, as compared to the same period in 2012, is the result of decreases of 4.1% in revenues associated with foreign currency translation and 5.1% associated with client portfolio deconversions, offset by an increase of 5.4% in internal growth.

The increase in operating income for the three months ended March 31, 2013, as compared to 2012, is driven by a decrease in general and administrative expenses.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into fewer U.S. dollars, which impact the comparison to prior periods when the U.S. dollar was weaker. For 2013, TSYS does not expect any significant movements from the rates that existed at December 31, 2012.

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has no major customers.

The revenues of the Merchant Services segment increased due to the acquisitions of Central Payment Co., LLC (CPAY) and ProPay in 2012. For more information on these acquisitions, please see Note 24 in the Notes to Consolidated Financial Statements which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

Below is a summary of the Merchant Services segment:

	Three months ended March 31,
(in millions)	2013	2012	Percent Change
Total revenues	$132.9	125.5	5.9%
Operating income	29.3	34.2	(14.3)
Operating margin*	22.1%	27.2%
Key indicators:
POS transactions	1,099.1	1,219.7	(9.9)
Dollar sales volume	$10,132.3	8,775.1	15.5

*  Segment operating margins do not include expenses associated with Corporate Admin and Other. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

Total segment revenues for the three months ended March 31, 2013, as compared to the same period in 2012, include a decrease in reimbursable items of $3.6 million. Excluding reimbursable items, revenues increased $10.9 million or 11.1%. The 11.1% increase in revenues excluding reimbursable items for the three months ended March 31, 2013, as compared to the same period in 2012 is the result of increases in revenues of 17.4% associated with acquisitions and 5.1% associated with new business, which was offset by decreases of 10.0% associated with client portfolio deconversions and 1% associated with price reductions.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale. This segment’s authorization and capture transactions are primarily through dial-up or Internet connectivity.

The decrease in segment operating income is the result of an increase in amortization of acquisition intangibles associated with the CPAY and ProPay acquisitions in 2012, as well as the increase in expenses associated with the merchant platform migration expected to be finalized in 2014.

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

The Company’s cost of services increased 0.7% to $320.6 million for the three months ended March 31, 2013, compared to $318.3 million for the same period last year.

The Company’s selling, general and administrative expenses increased 13.7% to $66.1 million for the three months ended March 31, 2013, compared to $58.1 million for the same period last year. The increase is the result of merit increases and the acquisitions of CPAY and ProPay, including amortization of acquisition intangibles.

The Company’s expenses related to professional and legal expenses for the NetSpend acquisition were $3.5 million for the three months ended March 31, 2013.

Operating Income

Operating income decreased 11.7% for the three months ended March 31, 2013 over the same periods in 2012. The Company’s operating profit margin for the three months ended March 31, 2013 was 16.1% compared to 18.4% for the same period last year. TSYS’ operating margin decreased for the three months ended March 31, 2013, as compared to the same periods in 2012, as a result of the costs associated with the NetSpend acquisition and the impact of pricing concessions and lost business.

Nonoperating Income (Expense)

Interest income for the three months ended March 31, 2013 was $261,000, a decrease of $133,000, compared to $394,000 for the same period in 2012. The decrease in interest income is primarily attributable to the decrease in the amount of cash available for investing.

Interest expense for the three months ended March 31, 2013 was $3.6 million, an increase of $2.9 million compared to $771,000 for the same period in 2012. The increase in interest expense in 2013 compared to 2012 is due primarily to interest expense related to the bridge term loan facility associated with the NetSpend acquisition.

For the three months ended March 31, 2013 and 2012, the Company recorded a translation gain of approximately $45,000 and a loss of $504,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

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

The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased.

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2013 was approximately $4.5 million, the majority of which is denominated in U.S. Dollars and Euros.

The Company recorded a gain on its investments in private equity of $1.2 million for the three months ended March 31, 2013 as a result of a change in fair value.

Income Taxes

For a detailed discussion regarding these topics, refer to Notes 1 and 20 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

TSYS’ effective income tax rate attributable to continuing operations for the three months ended March 31, 2013 was 23.9%, compared to 34.3% for the same period in 2012. The decrease in the March 31, 2013 rate reflects changes in discrete items, tax credits and jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with non-controlling interest and equity income divided by TSYS’ pretax income adjusted for non-controlling interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $72.2 million at March 31, 2013. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $3.8 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively. The increase in income is primarily due to the recording of income during the three months ended March 31, 2013 that was under-accrued during 2012.

Net Income

Net income for the three months ended March 31, 2013 increased 2.6%, or $1.5 million, to $59.1 million, compared to $57.6 million for the same period in 2012.

Net income attributable to TSYS common shareholders for the three months ended March 31, 2013 increased 1.1%, or $0.6 million, to $57.0 million, or basic earnings per share (EPS) of $0.31 and diluted EPS of $0.30, compared to $56.4 million, or basic and diluted EPS of $0.30, for the same period in 2012.

Projected Outlook for 2013

As compared to 2012, TSYS expects its 2013 net income attributable to TSYS common shareholders to increase by 9%-11%, its EPS attributable to TSYS common shareholders to increase by 10%-12%, its revenues before reimbursable items to increase by 6%-8% and its total revenues to increase by 5%-7%, based on the following assumptions with respect to 2013: (1) there will be no significant movements in the London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients other than included in the 2013 estimate or acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; and (5) the economy will not worsen. Our projected outlook for 2013 does not reflect any impact from the potential NetSpend acquisition. Following the closing of the NetSpend acquisition, we would expect to update our guidance to include NetSpend’s results of operations, the impact of the financing for the acquisition and any costs or expenses associated with the acquisition and related financing transactions. There can be no assurance that the proposed NetSpend acquisition will be completed, or if it is completed, the expected impact of the transaction. See Forward-Looking Statements for additional information. If the NetSpend acquisition is completed, it will be necessary for TSYS to incur additional indebtedness of approximately $1.35 billion to finance the acquisition, which would cause TSYS’ leverage ratio to be higher than it has historically been. However, TSYS is committed to maintaining a strong liquidity position following the acquisition and expects to retain sufficient capacity under its revolving credit facility and limit share repurchases and cash acquisitions for a period following the acquisition in order to replenish cash and reduce debt with the goal of reducing its leverage down to approximately 2.0x earnings before interest, taxes, depreciation and amortization (EBITDA). See Forward-Looking Statements for additional information.

Financial Position, Liquidity and Capital Resources

Restricted Cash

As of March 31, 2013, $8.6 million of restricted cash is legally restricted by the government of Cyprus. Refer to Note 3 in the Notes to Unaudited Consolidated Financial Statements for more information on restricted cash.

Cash Flows

The Consolidated Statements of Cash Flows detail the Company’s cash flows from operating, investing and financing activities. TSYS’ primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures and acquisitions.

Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2013	2012
Net income	$59,149	57,644
Depreciation and amortization	42,498	40,873
Other noncash items and charges, net	15,861	8,207
Net change in current and other assets and current and other liabilities	(65,071)	(8,811)

Net cash provided by operating activities	$52,437	97,913

TSYS’ main source of funds is derived from operating activities, specifically net income. The decrease in 2013 in net cash provided by operating activities was primarily the result of the increase in net income offset by the net change in current and other assets and current and other liabilities.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The decrease in net cash provided by operating activities is primarily due to the timing of a payment for a software purchase in 2012 and the recording of restricted cash. The increase in other noncash items and charges is due primarily to an increase in deferred income tax expense, charges for transaction processing provisions, and amortization for debt issuance costs, partially offset by a gain in fair value of private equity investments. The change in accounts receivable at March 31, 2013, as compared to March 31, 2012, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2013	2012
Additions to licensed computer software from vendors	$(29,904)	(2,593)
Additions to contract acquisition costs	(13,666)	(5,099)
Purchases of property and equipment, net	(6,481)	(4,984)
Additions to internally developed computer software	(5,297)	(4,435)
Purchase of private equity investments	(411)	(499)
Cash used in acquisitions, net of cash acquired	—	(1,750)

Net cash used in investing activities	$(55,759)	(19,360)

The major uses of cash for investing activities in 2013 and 2012 were for the purchase of licensed computer software, and investments in contract acquisition costs associated with obtaining and servicing new or existing clients, the addition of property and equipment, and internal development of computer software. In 2013, several software arrangements were licensed to extend processing capacity in advance of anticipated conversions.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new customers to the Company’s processing systems. The Company’s investments in contract acquisition costs were $13.7 million for the three months ended March 31, 2013, compared to $5.1 million for the three months ended March 31, 2012. The large increase in contract acquisition costs is the result of large conversion cost and signing incentive additions in the first three months of 2013.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. During the first three months of 2013, the Company made an additional investment of $411,000, compared to $499,000 for the same period in 2012.

Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2013	2012
Principal payments on long-term debt borrowings and capital lease obligations	$(9,784)	(6,505)
Repurchase of common stock	(5,501)	—
Debt issuance costs	(3,534)	—
Dividends paid on common stock	—	(18,913)
Proceeds from exercise of stock options	2,551	2,701
Other	(417)	(577)

Net cash used in financing activities	$(16,685)	(23,294)

The main use of cash from financing activities in 2013 were the principal payments on long-term debt borrowings and capital lease obligations, the repurchase of stock, and debt issuance costs.

The main use of cash from financing activities in 2012 were the principal payments on long-term debt borrowings and capital lease obligations and the payment of dividends.

Borrowings

Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

During the first three months of 2013, shares with a value of $5.5 million were withheld upon the vesting of certain equity awards and TSYS paid the taxes due upon vesting.

Dividends

No dividends on common stock were paid during the three months ended March 31, 2013, compared to $18.9 million paid during the three months ended March 31, 2012, due to the acceleration of the fourth quarter 2012 dividend payment in December 2012 rather than January 2013 to allow shareholders to benefit from the lower dividend tax rate that expired on December 31, 2012.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.6:1. At March 31, 2013, TSYS had working capital of $346.5 million compared to $344.2 million at December 31, 2012.

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

NetSpend Matter

Three putative class action lawsuits have been filed in connection with TSYS’ proposed acquisition of NetSpend Holdings, Inc. (“NetSpend”), two of which are currently pending. A putative class action entitled Litwin v. NetSpend Holdings, Inc. et al. was filed on February 22, 2013 in the Court of Chancery of the State of Delaware, but was voluntarily dismissed by the plaintiff effective March 1, 2013. On the day the first suit was dismissed, another putative class action lawsuit, Koehler v. NetSpend Holdings, Inc. et al. (“Koehler action”), was filed in the Delaware Chancery Court. The Koehler action is still pending. In addition to the lawsuits in Delaware, on February 25, 2013, a putative class action lawsuit entitled Bushansky v. NetSpend Holdings, Inc. et al. (“Bushansky action”) was filed in the District Court of Travis County, Texas. The Bushansky action also is still pending.

The Bushansky and Koehler actions, which were brought individually and on behalf of a putative class of NetSpend’s stockholders, name as defendants TSYS, Merger Sub, NetSpend, and members of NetSpend’s Board of Directors. The complaints in both lawsuits allege, among other things, that the members of NetSpend’s Board of Directors breached their fiduciary duties in connection with TSYS’ proposed acquisition of the Company by depriving the Company’s stockholders of the full and fair value of their ownership interest in the Company and by failing to inform NetSpend’s stockholders of material facts concerning the proposed acquisition. In addition, the plaintiffs allege that TSYS, Merger Sub, and NetSpend aided and abetted the alleged breaches of fiduciary duty by the members of NetSpend’s Board of Directors. Both lawsuits seek equitable relief, including, among other things, to enjoin consummation of TSYS’ acquisition of NetSpend, rescission of the related Merger Agreement, and an award of all costs, including reasonable attorneys’ fees and other expenses. The Koehler action also seeks an award of compensatory damages and/or rescissory damages. A hearing on the plaintiff’s motion to enjoin the proposed acquisition in the Koehler action is scheduled for May 10, 2013.

TSYS believes that these lawsuits are without merit and intends to vigorously defend itself; however, there can be no assurances that it will be successful in its defenses.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse effect on TSYS’ business; (ii) TSYS’ expectation with respect to the timing of the conversion of Bank of America’s consumer card portfolios; (iii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iv) TSYS’ earnings guidance for 2013 total revenues, revenues before reimbursable items, net income attributable to TSYS common shareholders and EPS attributable to TSYS common shareholders; (v) TSYS’ belief with respect to lawsuits, claims and other complaints; (vi) TSYS’ expectation with respect to certain tax matters; (vii) statements regarding the pending acquisition of NetSpend, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; (iv) statements regarding the pending acquisition of NetSpend: and (v) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

•

continued consolidation and turmoil in the financial services and other industries during 2013, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and the nationalization or seizure by banking regulators of TSYS’ financial institution clients;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and our clients;

•	adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism;

•	TSYS is unable to successfully manage any impact from slowing economic conditions or consumer spending;

•	the impact of potential and completed acquisitions, particularly the NetSpend acquisition, including the costs associated therewith and their being more difficult to integrate than anticipated;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ inability to anticipate and respond to technological changes, particularly with respect to e-commerce;

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

•

other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

Subsequent Events

On April 8, 2013 the Company entered into a Credit Agreement that provides for a five-year term loan. Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on indebtedness.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at March 31, 2013:

(in millions)	March 31, 2013
Europe	$149.2
China	83.6
Japan	31.5
Mexico	8.2
Canada	1.5
Other	52.7

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in Euros and British Pounds Sterling. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. TSYS recorded a net translation gain of approximately $45,000 for the three months ended March 31, 2013 relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at March 31, 2013 was approximately $4.5 million, the majority of which was denominated in U.S. Dollars and Euros.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at March 31, 2013 was $12.5 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $12.5 million at March 31, 2013.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$125	627	1,255	(125)	(627)	(1,255)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued).

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is primarily subject to changes in the short-term interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates. Also, refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on our long-term debt.

On April 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regions Capital Markets, and U.S. Bank National Association as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year term loan to the Company in the amount of $200 million (the “Term Loan”). For more information regarding the term loan, refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2013, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended March 31, 2013:

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
January 2013	232	(1)	$23.73	12,893	7,107
February 2013	27	(1)	23.33	12,893	7,107
March 2013	5	(1)	24.70	12,893	7,107

Total	264		$23.71

(1) Consists of delivery of shares to TSYS on vesting of shares to pay taxes.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2013, by and among Total System Services, Inc., General Merger Sub, Inc. and NetSpend Holdings Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013.

10.1	Credit Agreement of Total System Services, Inc. JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regions Capital Markets, and U.S. Bank National Association as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.2	First Amendment, dated as of April 8, 2013, to the Credit Agreement of Total System Services, Inc., dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated April 8, 2013.

10.3	Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan.

10.4	Form of Senior Executive Performance Share Agreement for 2013 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: May 8, 2013	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: May 8, 2013	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2013, by and among Total System Services, Inc., General Merger Sub, Inc. and NetSpend Holdings Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013.

10.1	Credit Agreement of Total System Services, Inc. JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regions Capital Markets, and U.S. Bank National Association as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.2	First Amendment, dated as of April 8, 2013, to the Credit Agreement of Total System Services, Inc., dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated April 8, 2013.

10.3	Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan.

10.4	Form of Senior Executive Performance Share Agreement for 2013 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document