Form 10-Q
period 2013-06-30
TOTAL SYSTEM SERVICES INC
filed 2013-08-08
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: July 23, 2013
Common Stock, $0.10 par value	189,417,117 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,374,209	247,612
Restricted cash	713	282
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.5 million and $3.9 million at 2013 and 2012, respectively	250,124	247,083
Deferred income tax assets	8,355	9,825
Prepaid expenses and other current assets	83,236	69,924

Total current assets	1,716,637	574,726
Goodwill	517,243	518,344
Property and equipment, net of accumulated depreciation and amortization of $376.8 million and $364.2 million at 2013 and 2012, respectively	248,778	260,389
Computer software, net of accumulated amortization of $511.0 million and $627.3 million at 2013 and 2012, respectively	243,138	226,917
Contract acquisition costs, net of accumulated amortization of $226.1 million and $216.0 million at 2013 and 2012, respectively	166,045	161,267
Other intangible assets, net of accumulated amortization of $66.2 million and $55.2 million at 2013 and 2012, respectively	118,923	130,054
Equity investments, net	94,447	87,764
Deferred income tax assets, net	5,873	5,334
Other assets	77,093	59,043

Total assets	$3,188,177	2,023,838

Liabilities
Current liabilities:
Accounts payable	$28,623	63,370
Current portion of obligations under capital leases	23,025	13,263
Current portion of long-term borrowings	21,032	27,361
Accrued salaries and employee benefits	17,783	26,243
Other current liabilities	117,961	100,282

Total current liabilities	208,424	230,519
Long-term borrowings, excluding current portion	1,260,625	174,859
Deferred income tax liabilities	66,885	48,074
Obligations under capital leases, excluding current portion	13,303	17,155
Other long-term liabilities	65,021	68,791

Total liabilities	1,614,258	539,398

Redeemable noncontrolling interest in consolidated subsidiary	39,101	39,505

Commitments and contingencies (Note 9)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,813 and 202,471 issued at 2013 and 2012, respectively; 188,614 and 187,031outstanding at 2013 and 2012, respectively	20,281	20,247
Additional paid-in capital	138,936	141,793
Accumulated other comprehensive income (loss), net	(9,950)	1,408
Treasury stock, at cost (14,199 and 15,440 shares at 2013 and 2012, respectively)	(259,661)	(287,301)
Retained earnings	1,626,300	1,549,063

Total shareholders’ equity	1,515,906	1,425,210

Noncontrolling interests in consolidated subsidiaries	18,912	19,725

Total equity	1,534,818	1,444,935

Total liabilities and equity	$3,188,177	2,023,838

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Total revenues	$478,443	462,651	943,439	923,813

Cost of services	317,656	312,669	638,214	630,927
Selling, general and administrative expenses	64,220	57,591	130,274	115,564
Merger and acquisition expenses	1,253	295	4,734	395

Total operating expenses	383,129	370,555	773,222	746,886

Operating income	95,314	92,096	170,217	176,927
Nonoperating income (expenses), net	(620)	(1,818)	398	(2,223)
Bridge loan facility and bond expenses	(6,934)	—	(9,677)	—

Income before income taxes and equity in income of equity investments	87,760	90,278	160,938	174,704
Income taxes	29,947	24,553	47,793	54,108

Income before equity in income of equity investments	57,813	65,725	113,145	120,596
Equity in income of equity investments, net of tax	2,748	2,252	6,565	5,026

Net income	60,561	67,977	119,710	125,622
Net income attributable to noncontrolling interests	(2,845)	(1,267)	(4,965)	(2,516)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$57,716	66,710	114,745	123,106

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11)	$0.31	0.35	0.61	0.65

Diluted EPS attributable to TSYS common shareholders (Note 11)	$0.31	0.35	0.61	0.65

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$60,561	67,977	119,710	125,622
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,064)	(10,027)	(13,711)	(7,065)
Postretirement healthcare plan adjustments	155	23	310	287

Other comprehensive loss	(909)	(10,004)	(13,401)	(6,778)

Comprehensive income	59,652	57,973	106,309	118,844
Comprehensive income attributable to noncontrolling interests	2,455	1,594	2,922	2,135

Comprehensive income attributable to TSYS common shareholders	$57,197	56,379	103,387	116,709

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$119,710	125,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,043	84,086
Deferred income tax expense	20,420	1,746
Share-based compensation	9,804	8,626
Charges for transaction processing provisions	7,093	971
Amortization of debt issuance costs	6,315	94
Provisions for bad debt expenses and billing adjustments	1,541	356
Dividends received from equity investments	1,016	1,098
Loss on disposal of equipment, net	55	29
Amortization of bond discount	39	—
Net (gain) loss on foreign currency	(72)	1,635
Changes in value of private equity investments	(1,227)	—
Excess tax benefit from share-based payment arrangements	(2,040)	(653)
Equity in income of equity investments	(6,565)	(5,026)
Changes in operating assets and liabilities:
Accounts payable	(34,602)	2,743
Prepaid expenses, other current assets and other long-term assets	(24,911)	(4,691)
Accounts receivable	(8,031)	(376)
Accrued salaries and employee benefits	(7,989)	(18,602)
Other current liabilities and other long-term liabilities	(6,351)	5,746

Net cash provided by operating activities	157,248	203,404

Cash flows from investing activities:
Additions to licensed computer software from vendors	(27,711)	(17,278)
Additions to contract acquisition costs	(24,506)	(16,740)
Purchases of property and equipment	(13,701)	(13,810)
Additions to internally developed computer software	(12,522)	(10,121)
Purchase of private equity investments	(1,006)	(623)
Cash used in acquisitions, net of cash acquired	—	(1,750)

Net cash used in investing activities	(79,446)	(60,322)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,095,661	8,633
Proceeds from exercise of stock options	19,449	4,698
Excess tax benefit from share-based payment arrangements	2,040	653
Subsidiary dividends paid to noncontrolling shareholders	(4,139)	(1,087)
Repurchase of common stock under plans and tax withholding	(6,268)	(338)
Debt issuance costs	(13,018)	—
Dividends paid on common stock	(18,758)	(37,809)
Principal payments on long-term borrowings and capital lease obligations	(20,073)	(13,038)

Net cash provided by (used in) financing activities	1,054,894	(38,288)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(6,099)	(2,488)

Net increase in cash and cash equivalents	1,126,597	102,306
Cash and cash equivalents at beginning of period	247,612	316,337

Cash and cash equivalents at end of period	$1,374,209	418,643

Supplemental cash flow information:
Interest paid	$1,603	1,418

Income taxes paid, net	$38,121	47,050

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

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report, have been included.

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

At June 30, 2013, the Company had recorded goodwill in the amount of $517.2 million (Level 2). The Company performed its annual impairment testing of its goodwill balance as of May 31, 2013, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents in domestic accounts	$1,316,180	152,373
Cash and cash equivalents in foreign accounts	58,029	95,239

Total	$1,374,209	247,612

At June 30, 2013 and December 31, 2012, the Company had approximately $5.0 million and $2.5 million, respectively, in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2013	December 31, 2012
Prepaid expenses	$40,947	24,615
Supplies inventory	7,467	8,881
Other	34,822	36,428

Total	$83,236	69,924

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2013	December 31, 2012
Conversion costs, net of accumulated amortization of $111.9 million and $105.4 million at 2013 and 2012, respectively	$92,890	85,402
Payments for processing rights, net of accumulated amortization of $114.2 million and $110.6 million at 2013 and 2012, respectively	73,155	75,865

Total	$166,045	161,267

Amortization expense related to conversion costs, which is recorded in cost of services, was $4.0 million and $7.3 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, amortization related to conversion costs was $9.4 million and $11.5 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.3 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, amortization related to payments for processing rights was $6.6 million and $6.8 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2013	December 31, 2012
Accrued expenses	$26,809	30,963
Deferred revenues	31,697	29,101
Dividends payable	19,160	729
Accrued income taxes	—	10,936
Other	40,295	28,553

Total	$117,961	100,282

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands )	Beginning Balance December 31, 2012	Pre tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance June 30,2013
Foreign currency translation adjustments and Transfers from NCI	$3,360	(12,983)	(1,315)	(11,668)	(8,308)
Change in AOCI related to postretirement healthcare plans	(1,952)	484	174	310	(1,642)

Total	$1,408	(12,499)	(1,141)	(11,358)	(9,950)

There were no reclassifications of AOCI to net income or to other accounts for the three and six month periods ended June 30, 2013.

Note 4 — Long-Term Borrowings

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding long-term borrowings.

On February 19, 2013, the Company and its wholly-owned merger subsidiary entered into an Agreement and Plan of Merger (as amended on May 29, 2013, the “Merger Agreement”) with NetSpend Holdings, Inc. (“NetSpend”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, the merger subsidiary merged with and into NetSpend on July 1, 2013, with NetSpend continuing as the surviving corporation and as a wholly-owned subsidiary of TSYS (the “Merger”).

On April 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regions Capital Markets, and U.S. Bank National Association as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year term loan to the Company in the amount of $200 million (the “Term Loan”) and bears interest at LIBOR plus 1.125%, which are subject to adjustment based on changes in our credit ratings, with margins ranging from 1.00 to 1.75%.

Concurrently with entering into the Merger Agreement, TSYS obtained commitments for a $1.2 billion 364-day bridge term loan facility from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd. Thereafter, JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. assigned portions of their commitments to other bridge facility lenders. The Company paid fees associated with the bridge term loan of approximately $5.9 million. The total commitments under the bridge term loan facility were eliminated in May 2013 after the issuance of the Notes described below.

On May 22, 2013, the Company closed its issuance (the “Transaction”) of $550 million aggregate principal amount of 2.375% Senior Notes due 2018 and $550 million aggregate principal amount of 3.750% Senior Notes due 2023 (collectively, the “Notes”) pursuant to an Underwriting Agreement with J.P. Morgan Securities LLC, as representative of certain underwriters (the “Underwriters”), whereby the Company agreed to sell and the Underwriters agreed to purchase the Notes from the Company, subject to and upon the terms and conditions set forth in the Underwriting Agreement. The interest on the Notes are payable semiannually. The Company paid fees associated with the issuance of these Notes of approximately $8.9 million and recorded discounts of approximately $4.3 million that are being amortized over the life of the Notes. The Company used the net proceeds of the Transaction to pay a portion of the $1.4 billion purchase price of the Company’s acquisition of NetSpend and related fees and expenses. The Notes were issued pursuant to an Indenture dated as of May 22, 2013 between the Company and Wells Fargo Bank, National Association, as trustee.

The Notes also contain various affirmative and negative covenants, including those that create limitations on the Company’s:

•	creation of liens;

•	merging or selling assets unless certain conditions are met; and

•	entering into sale/leaseback transactions.

The Notes also contain a provision that requires the Company to repurchase all or any portion of a holder’s Notes, at the holder’s option, if a Change in Control Repurchase Event (as such term is defined in the Notes) occurs.

On July 1, 2013 the Term Loan was funded upon the consummation of the Merger. For more information regarding the indebtedness and the Merger, refer to Note 12.

Amendment to Existing Credit Agreement

On September 10, 2012, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, with J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners (the “Existing Credit Agreement”). The Existing Credit Agreement provides for a $350 million five-year unsecured revolving credit facility (which may be increased by up to an additional $350 million under certain circumstances) and includes a $50 million subfacility for the issuance of standby letters of credit and a $50 million subfacility for swingline loans. The Existing Credit Agreement also provides for a $150 million five-year unsecured term loan, which was fully funded on the closing of the Existing Credit Agreement.

On April 8, 2013, the Company entered into the First Amendment to the Existing Credit Agreement in order to conform certain provisions of the Existing Credit Agreement to the Credit Agreement for the Term Loan. On July 1, 2013, an additional $150 million was used as funding in the NetSpend Merger.

Note 5 — Share-Based Compensation

Refer to Notes 1 and 16 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are included as expenses and classified as cost of services and selling, general, and administrative expenses. TSYS does not include amounts associated with share-based compensation as costs capitalized as software development and contract acquisition costs, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended June 30, 2013, share-based compensation was $5.2 million, compared to $5.0 million for the same period in 2012, which includes approximately $1.8 million and $1.9 million, respectively, related to expensing the fair value of stock options. For the six months ended June 30, 2013, and 2012, share-based compensation was $9.8 million and $8.6 million, respectively, which includes approximately $2.8 million and $3.0 million, for 2013 and 2012 respectively, related to expensing the fair value of stock options.

Nonvested Share Awards

During the first six months of 2013, the Company issued 383,264 shares of TSYS common stock with a market value of $9.1 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of 3 years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock at the date of issuance is charged as compensation expense over the vesting periods of the awards.

During the first six months of 2012, the Company issued 342,074 shares of TSYS common stock with a market value of $7.4 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of 3 years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock at the date of issuance is charged as compensation expense over the vesting period of the awards.

As of June 30, 2013, there was approximately $11.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.2 years.

Performance Share Awards

During the first six months of 2013, TSYS authorized a total grant of 237,679 performance shares to certain key executives with a performance-based vesting schedule (2013 performance shares). These 2013 performance shares have a 2013-2015 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2015, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized until the end of 2015.

During the first six months of 2012, TSYS authorized a total grant of 241,095 performance shares to certain key executives with a performance-based vesting schedule (2012 performance shares). These 2012 performance shares have a 2012-2014 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2014, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company will estimate the probability of achieving the goals through the performance period and will expense the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized until the end of 2014.

Stock Option Awards

During the first six months of 2013, the Company granted 879,613 stock options to key TSYS executive officers and non-management members of its Board of Directors. The weighted average fair value of the option grants was $5.32 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $24.35; risk-free interest rate of 1.31%; expected volatility of 23.90%; expected term of 7.48 years; and dividend yield of 1.65%. The grants to key TSYS executive officers will vest over a period of 3 years. The grants to the Board of Directors were fully vested at the date of the grant.

During the first six months of 2012, the Company granted 818,090 stock options to key TSYS executive officers and non-management members of its Board of Directors. The weighted average fair value of the option grants was $5.27 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $22.95; risk-free interest rate of 1.69%; expected volatility of 24.11%; expected term of 7.9 years; and dividend yield of 1.75%. The grants to key TSYS executive officers will vest over a period of 3 years. The grants to the Board of Directors were fully vested at the date of the grant.

As of June 30, 2013, there was approximately $6.8 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.5 years.

Note 6 — Income Taxes

Refer to Notes 1 and 20 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2008. With a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2005. There are currently a number of tax examinations in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its reserve for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 34.2% and 26.7% for the three months ended June 30, 2013 and 2012, respectively. TSYS’ effective income tax rate for the six months ended June 30, 2013 was 29.4%, compared to 30.4% for the same period in 2012. The increased rate during the periods ended June 30, 2013 was primarily due to changes in discrete items, tax credits and the jurisdictional sources of income.

TSYS has adopted the provisions of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits decreased by $6.0 million during the six months ended June 30, 2013.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.7 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2013 and December 31, 2012 that, if recognized, would affect the effective tax rates are $2.7 million and $8.8 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.5 million and $0.7 million, respectively.

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

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenues before reimbursable items
North America Services	$214,526	205,565	420,122	409,614
International Services	93,209	99,047	185,802	195,538
Merchant Services	112,952	97,701	222,253	196,056
Intersegment revenues	(3,175)	(3,621)	(6,428)	(7,338)

Revenues before reimbursable items from external customers	$417,512	398,692	821,749	793,870

Total revenues
North America Services	$248,640	239,557	488,429	480,156
International Services	98,087	103,415	195,183	203,775
Merchant Services	136,458	124,903	269,359	250,420
Intersegment revenues	(4,742)	(5,224)	(9,532)	(10,538)

Revenues from external customers	$478,443	462,651	943,439	923,813

Depreciation and amortization
North America Services	$18,213	18,821	36,296	37,274
International Services	11,492	15,006	24,343	27,917
Merchant Services	10,362	8,668	21,515	17,453
Corporate Admin and Other	479	718	889	1,442

Total depreciation and amortization	$40,546	43,213	83,043	84,086

Segment operating income
North America Services	$79,896	72,231	147,099	140,578
International Services	8,056	9,438	14,682	13,552
Merchant Services	33,590	32,950	62,917	67,169
Corporate Admin and Other	(26,228)	(22,523)	(54,481)	(44,372)

Operating income	$95,314	92,096	170,217	176,927

	At
	June 30, 2013	December 31, 2012
Total assets
North America Services	$2,935,826	1,744,877
International Services	388,144	445,642
Merchant Services	696,189	703,725
Intersegment eliminations	(831,982)	(870,406)

Total assets	$3,188,177	2,023,838

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

The following geographic data presents revenues based on the domicile of the Company’s customers:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
United States	$313.3	303.8	618.1	609.3
Europe*	70.2	73.9	141.1	146.8
Canada	61.0	51.0	117.8	101.8
Japan*	16.8	19.5	33.2	37.9
Mexico	4.2	2.7	8.3	5.1
Other*	12.9	11.8	24.9	22.9

Total	$478.4	462.7	943.4	923.8

*	Revenues are impacted by movements in foreign currency exchange rates.

The following tables reconcile geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended June 30,
	North America Services		International Services		Merchant Services
(in millions)	2013	2012	2013	2012	2013	2012
United States	$176.4	178.3	—	—	136.9	125.5
Europe*	0.2	0.2	70.0	73.7	—	—
Canada	61.0	51.0	—	—	—	—
Japan*	—	—	16.8	19.5	—	—
Mexico	4.2	2.7	—	—	—	—
Other*	3.1	2.5	9.7	9.3	0.1	—

Total	$244.9	234.7	96.5	102.5	137.0	125.5

	Six months ended June 30,
	North America Services		International Services		Merchant Services
(in millions )	2013	2012	2013	2012	2013	2012
United States	$347.9	357.9	—	—	270.2	251.4
Europe*	0.4	0.3	140.7	146.5	—	—
Canada	117.7	101.7	—	—	0.1	0.1
Japan*	—	—	33.2	37.9	—	—
Mexico	8.3	5.1	—	—	—	—
Other*	5.9	5.0	18.8	17.7	0.2	0.2

Total	$480.2	470.0	192.7	202.1	270.5	251.7

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	At
(in millions)	June 30, 2013	December 31, 2012
United States	$189.7	191.7
Europe*	45.3	51.3
Japan*	6.9	9.5
Other*	6.9	7.9

Total	$248.8	260.4

*	Total assets are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and six months ended June 30, 2013 and 2012, the Company did not have any major customers.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees. The grants to certain key employees were issued under nonvested stock bonus awards for services to be provided in the future by such officers and employees. Refer to Note 5 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $12.8 million and $3.3 million during the first six months of 2013 and 2012, respectively, related to software and other peripheral hardware.

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

Preliminary Settlement of Certain Litigation

As previously disclosed, a putative class action entitled Koehler v. NetSpend Holdings, Inc. et. al. (the “Koehler action”) was filed in the Court of Chancery of the State of Delaware on March 1, 2013 and a putative class action entitled Bushansky v. NetSpend Holdings, Inc. et al. (together with the Koehler action, the “Actions”) was filed in the District Court of Travis County, Texas on February 25, 2013, each in connection with TSYS’ proposed merger with NetSpend pursuant to the Merger Agreement. On May 21, 2013, the Delaware Chancery Court issued a memorandum opinion in the Koehler action denying the plaintiff’s motion for a preliminary injunction, which sought to enjoin a shareholder vote on the proposed merger.

While TSYS and the other defendants believe that each of the Actions is without merit, in an effort to minimize the cost and expense of any litigation relating to such Actions, on May 29, 2013, the defendants reached an agreement in principle with the plaintiffs regarding settlement of the Actions. In connection with the settlement contemplated by that agreement in principle, as set forth in a Memorandum of Understanding (“MOU”), dated as of May 29, 2013, the Actions and all claims asserted therein will be dismissed. In addition, pursuant to the terms of the MOU, TSYS and/or NetSpend, where applicable, agreed (a) to make certain amendments to the Merger Agreement; (b) that, consistent with the terms of the Merger Agreement, prior to the receipt of approval of the NetSpend stockholders, NetSpend could furnish information to, and engage in discussions and negotiations with, third parties who make unsolicited bona fide acquisition proposals if certain conditions were met; (c) that the special meeting of NetSpend stockholders that was scheduled to be held on May 31, 2013 would be adjourned to June 18, 2013; (d) that NetSpend would not take certain positions with respect to any appraisal proceeding perfected under Delaware law; (e) that certain information would be provided to counsel for the plaintiffs in the Actions in connection with any perfected appraisal proceeding; and (e) without admitting that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, that they would acknowledge that the filing and prosecution of the Actions were the cause, in whole or in part, of certain supplemental disclosures made in connection with the proposed merger. The parties to the MOU further agreed that their agreement in principle would be described in greater detail in a stipulation of settlement, which will be submitted to the Court of Chancery at the appropriate time. There can be no assurance that the court will approve the settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle.

Note 10 — Acquisitions

Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding acquisitions.

On July 1, 2013, TSYS completed its acquisition of NetSpend. Refer to Note 12 for further details relating to the acquisition.

Note 11 — Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$57,716		66,710
Less income allocated to nonvested awards	(175)	175	(224)	224

Net income allocated to common stock for EPS calculation (a)	$57,541	175	66,486	224

Average common shares outstanding (b)	187,147	591	188,420	650

Basic EPS (a)/(b)	$0.31	0.30	0.35	0.34

Diluted EPS:
Net income	$57,716		66,710
Less income allocated to nonvested awards	(175)	175	(223)	223

Net income allocated to common stock for EPS calculation (c)	$57,541	175	66,487	223

Average common shares outstanding	187,147	591	188,420	650
Increase due to assumed issuance of shares related to common equivalent shares outstanding	981		1,270

Average common and common equivalent shares outstanding (d)	188,128	591	189,690	650

Diluted EPS (c)/(d)	$0.31	0.30	0.35	0.34

The following table illustrates basic and diluted EPS for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013		2012
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income	$114,745		123,106
Less income allocated to nonvested awards	(385)	385	(421)	421

Net income allocated to common stock for EPS calculation (a)	$114,360	385	122,685	421

Average common shares outstanding (b)	186,633	644	188,236	658

Basic EPS (a)/(b)	$0.61	0.60	0.65	0.64

Diluted EPS:
Net income	$114,745		123,106
Less income allocated to nonvested awards	(382)	382	(419)	419

Net income allocated to common stock for EPS calculation (c)	$114,363	382	122,687	419

Average common shares outstanding	186,633	644	188,236	658
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,576		1,159

Average common and common equivalent shares outstanding (d)	188,209	644	189,395	658

Diluted EPS (c)/(d)	$0.61	0.59	0.65	0.64

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 3.2 million common shares for the three and six months ended June 30, 2013, and excludes 2.9 million common shares for the three and six months ended June 30, 2012, because their inclusion would have been anti-dilutive.

Note 12 — Subsequent Events

On July 1, 2013, TSYS acquired all the outstanding voting stock of NetSpend for approximately $1.4 billion. NetSpend previously operated as a publicly traded company and is a leading provider of general purpose reloadable (GPR) prepaid debit cards, PayCards and related financial services to underbanked consumers in the U.S. The acquisition complements the Company’s existing presence in the prepaid processing space. The results of the newly acquired business will be reported by TSYS as a new operating segment titled NetSpend. NetSpend’s operations are material in relation to TSYS but no amounts are included in TSYS’ results for the periods ended June 30, 2013.

TSYS funded the acquisition with existing cash on hand, borrowings under its Existing Credit Agreement, proceeds from the issuance of the Notes, TSYS shares exchanged for NetSpend nonvested shares and options, and the Term Loan. The Term Loan was funded upon the consummation of the Merger. For more information regarding the Notes and the Term Loan, refer to Note 4.

In 2012, NetSpend had operating revenues of $351.3 million and operating income of $33.9 million. The Company’s acquisition accounting and purchase price allocation has not yet been completed for the NetSpend acquisition.

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

TSYS acquires other companies as part of its strategy for growth. Refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for more information on TSYS’ acquisition in 2013.

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

A summary of the financial highlights for 2013, as compared to 2012, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Total revenues	$478.4	462.7	3.4%	943.4	923.8	2.1%
Operating income	95.3	92.1	3.5	170.2	176.9	(3.8)
Net income attributable to TSYS common shareholders	57.7	66.7	(13.5)	114.7	123.1	(6.8)
Basic earnings per share (EPS)	0.31	0.35	(12.9)	0.61	0.65	(6.0)
Diluted EPS	0.31	0.35	(12.4)	0.61	0.65	(5.9)
Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) (1)	142.3	140.3	1.4	267.8	269.6	(0.7)
Adjusted cash EPS (2)	0.38	0.40	(3.5)	0.77	0.73	5.2

(1)	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and stock-based compensation expenses and other non-recurring items.
(2)	Adjusted cash EPS is adjusted cash earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted cash earnings is net income excluding the after-tax impact of stock-based compensation expenses, amortization of acquisition intangibles and other non-recurring items.

(in millions)	At June 30,
	2013	2012	Percent Change
Accounts on file (AOF)
Consumer Credit	208.6	199.4	4.7%
Retail	25.9	25.2	2.8

Total Consumer	234.5	224.6	4.5
Commercial	38.6	36.1	6.7
Other	15.3	9.6	60.5

Subtotal (1)	288.4	270.3	6.7
Prepaid/Stored Value (2)	102.8	105.4	(2.4)
Government Services (3)	60.6	30.8	96.4
Commercial Card Single Use (4)	37.0	34.0	8.8

Total AOF	488.8	440.5	11.0%

(1)	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single use accounts.
(2)	These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used at a later date. These accounts tend to be the least active of all accounts on file.
(3)	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
(4)	Commercial card single use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

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

Contractual Obligations

The total liability for uncertain tax positions under Accounting Standards Codification (ASC) 740, “Income Taxes,” at June 30, 2013 is $3.1 million. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next year.

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

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 eliminates diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires that, for items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, entities must disclose the effect of reclassification on each affected net income line item. For AOCI reclassification items not reclassified in their entirety into net income, entities must provide a cross reference to other required disclosures. ASU 2013-02 is effective for public companies for annual reporting periods beginning after December 15, 2012 and interim periods in those years. We adopted this ASU on January 1, 2013. There were no reclassifications of AOCI to net income or to other accounts for the three and six month periods ended June 30, 2013.

Results of Operations

Revenues

The Company generates revenues by providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for its clients through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenues are impacted by currency translation of foreign operations, as well as doing business in the current economic environment.

Total revenues increased $15.8 million and $19.6 million, or 3.4% and 2.1%, respectively, for the three and six months ended June 30, 2013, compared to the same period in 2012. The increase in revenues for the three and six months ended June 30, 2013 includes a decrease of $6.4 million and $10.4 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2013 were $60.9 million and $121.7 million, a decrease of $3.0 million or 4.7% and $8.2 million or 6.4%, respectively, compared to $64.0 million and $129.9 million for the same periods last year.

Excluding reimbursable items, revenues increased $18.8 million, or 4.7%, during the three months ended June 30, 2013, compared to the same period in 2012. The 4.7% increase is driven by the acquisitions of Central Payment Co., LLC (CPAY) and ProPay, Inc. (ProPay).

Excluding reimbursable items, revenues increased $27.9 million, or 3.5%, during the six months ended June 30, 2013, compared to 2012. The 3.5% increase in revenues excluding reimbursable items for the six months ended June 30, 2013, as compared to the same period in 2012, is the result of increases of 2.9% in revenues associated with new business, 5.4% in internal growth and 4.7% in acquisitions, partially offset by decreases of 8.2% associated with client deconversions and pricing concessions and 1.3% in currency translation.

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

A significant amount of the Company’s revenues is derived from long-term contracts with large clients by providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. In the first six months of 2013 and 2012, the Company had no major customers. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On July 19, 2012, TSYS announced that it finalized a master services agreement, with a minimum six year term, with Bank of America to provide processing services for its consumer credit card portfolios in the U.S. In addition, TSYS will continue to process Bank of America’s commercial credit card portfolios in the U.S. and internationally. TSYS plans to complete the conversion of Bank of America’s consumer card portfolio from its in-house processing system in 2014. Following the processing term, the agreement provides Bank of America the option to use the TS2 software pursuant to a license under a long-term payment structure for purposes of processing its consumer card portfolio.

The master services agreement with Bank of America provides for a tiered-pricing arrangement for both the consumer card portfolio, which is expected to be converted in 2014, and the existing commercial card portfolios.

In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. In November 2010, TSYS and Bank of America agreed to a new agreement, during the term of which TSYS expects merchant services revenues from Bank of America to decline as Bank of America transitions its services to its new joint venture. Although the agreement was amended in June 2013 to provide for an extension of its term, TSYS continues to expect merchant services revenues from Bank of America to decline as the continuing deconversion of Bank of America’s merchants from TSYS progresses.

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

These services are provided throughout the period of each account’s use, starting from a card-issuing client processing an application for a card. Services may include processing the card application, initiating service for the cardholder, processing each card transaction for the issuing retailer or financial institution and accumulating the account’s transactions. Fraud management services monitor the unauthorized use of accounts which have been reported to be lost, stolen, or which exceed credit limits. Fraud detection systems help identify fraudulent transactions by monitoring each accountholder’s purchasing patterns and flagging unusual purchases. Other services provided include customized communications to cardholders, information verification associated with granting credit, debt collection, and customer service.

TSYS’ revenues in its North America Services and International Services segments are derived from electronic payment processing. There are certain basic core services directly tied to accounts on file and transactions. These are provided to all of TSYS’ electronic payment processing clients. The core services begin with an account on file.

The core services include housing an account on TSYS’ system (AOF), authorizing transactions (authorizations), accumulating monthly transactional activity (transactions) and providing a monthly statement (statement generation). From these core services, TSYS’ clients also have the option to use fraud and portfolio management services. Collectively, these services are considered volume based revenues.

Non-volume related revenues include processing fees which are not directly associated with AOF and transactional activity, such as value added products and services, custom programming and certain other services, which are only offered to TSYS’ processing clients.

Additionally, certain clients license the Company’s processing systems and process in-house. Since the accounts are processed outside of TSYS for licensing arrangements, the AOF and other volumes are not available to TSYS. Thus, volumes reported by TSYS do not include volumes associated with licensing.

Output and managed services include offerings such as card production, statement production, correspondence and call center support services.

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients (also referred to as internal growth) and sales to new clients and the related account conversions. This segment has one major customer.

Below is a summary of the North America Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Total revenues	$248.6	239.6	3.8%	$488.4	480.2	1.7%
Operating income	79.9	72.2	10.6	147.1	140.6	4.6
Operating margin*	32.1%	30.1%		30.1%	29.3%
Key indicators:
AOF				430.7	387.3	11.2
Transactions	2,235.0	2,003.8	11.5	4,248.4	3,871.0	9.7

*	Segment operating margins do not include expenses associated with Corporate Admin and Other. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The 3.8% and 1.7% increases in total segment revenues for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, are driven by increases in revenues associated with new business and internal growth, partially offset by client portfolio deconversions and price reductions. Excluding reimbursable items, revenues increased $9.0 million and $10.5 million or 4.4%. and 2.6%, respectively, for the three and six months ended June 30, 2013, as compared to the same periods in 2012.

The increase in operating income for the three and six months ended June 30, 2013, as compared to 2012, is driven by an increase in revenues while expenses remained flat.

Approximately 49.7% of the revenues before reimbursable items of TSYS’ North America Services segment are driven by the volume of accounts on file and transactions processed and approximately 50.3% are derived from non-volume based revenues, such as processing fees, value added products and services, custom programming and licensing arrangements.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Volume Based Revenues	$106.7	101.1	5.5%	$208.7	199.4	4.7%

Non-Volume Related Revenues:
Processing fees	49.1	45.6	7.6	96.1	91.0	5.6
Value-Added, custom programming, licensing and other	29.9	31.4	(4.5)	57.2	61.1	(6.4)
Output and Managed Services	28.8	27.5	5.0	58.1	58.1	—

Total non-volume related revenues	107.8	104.5	3.3	211.4	210.2	0.6

Total revenues before reimbursable items	214.5	205.6	4.4	420.1	409.6	2.6
Reimbursable items	34.1	34.0	0.4	68.3	70.6	(3.2)
Total Revenues	$248.6	239.6	3.8%	$488.4	480.2	1.7%

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

Below is a summary of the International Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Total revenues	$98.1	103.4	(5.2)%	$195.2	203.8	(4.2)%
Operating income	8.1	9.4	(14.6)	14.7	13.6	8.3
Operating margin*	8.3%	9.1%		7.5%	6.7%
Key indicators:
AOF				58.1	53.1	9.5
Transactions	492.5	402.3	22.4	926.6	785.4	18.0

*	Segment operating margins do not include expenses associated with Corporate Admin and Other. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

The 5.2% and 4.2% decreases in total segment revenues for the three and six months ended June 30, 2013 respectively, as compared to the same period in 2012, are driven by decreases of $6.2 million and $10.2 million associated with currency translation, as well as decreases associated with client deconversions. These decreases are partially offset by an increase associated with internal growth. Excluding reimbursable items, revenues decreased $5.8 million and $9.7 million or 5.9% and 5.0%, respectively for the three and six months ended June 30, 2013, as compared to the same periods in 2012.

The decrease in operating income for the three months ended June 30, 2013, as compared to 2012, is driven primarily from changes in foreign currency exchange rates. The increase in operating income for the six months ended June 30, 2013, as compared to 2012, is driven by a decrease in general and administrative expenses during the first quarter of 2013.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into more or fewer U.S. dollars, which impacts the comparison to prior periods when the U.S. dollar was stronger or weaker.

For TSYS’ International Services segment, approximately 48.4% of the revenues before reimbursable items are driven by the volume of accounts on file and transactions processed and approximately 51.6% are derived from non-volume based revenues, such as processing fees, value added products and services, custom programming and licensing arrangements.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Volume Based Revenues	$45.1	46.5	(3.0)%	$89.9	93.5	(3.9)%

Non-Volume Related Revenues:
Value Added, custom programming, licensing and other	22.7	26.9	(15.4)	42.2	47.3	(10.9)
Processing fees	15.8	14.3	10.5	33.6	29.2	15.0
Output and Managed Services	9.6	11.3	(15.9)	20.1	25.5	(20.8)

Total non-volume related revenues	48.1	52.5	(8.5)	95.9	102.0	(6.0)

Total revenues before reimbursable items	93.2	99.0	(5.9)	185.8	195.5	(5.0)
Reimbursable items	4.9	4.4	11.5	9.4	8.3	13.4
Total Revenues	$98.1	103.4	(5.2)%	$195.2	203.8	(4.2)%

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

The revenues of the Merchant Services segment increased due to the acquisitions of CPAY and ProPay in 2012. For more information on these acquisitions, please see Note 24 in the Notes to Consolidated Financial Statements which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

Below is a summary of the Merchant Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Total revenues	$136.5	124.9	9.3%	$269.4	250.4	7.6%
Operating income	33.6	33.0	1.9	62.9	67.2	(6.3)
Operating margin*	24.6%	26.4%		23.4%	26.8%
Key indicators:
POS Transactions	1,136.0	1,279.7	(11.2)	2,235.2	2,499.4	(10.6)
Dollar sales volume	$11,028.3	9,234.9	19.4	$21,160.6	18,010.0	17.5

*	Segment operating margins do not include expenses associated with Corporate Admin and Other. Refer to Note 7 in the Notes to the Unaudited Consolidated Financial Statements for more information on operating segments.

Total segment revenues for the three months ended June 30, 2013, as compared to the same period in 2012, include a decrease in reimbursable items of $3.7 million. Excluding reimbursable items, revenues increased $15.3 million or 15.6%.

Total segment revenues for the six months ended June 30, 2013, as compared to the same period in 2012, include a decrease in reimbursable items of $7.3 million. Excluding reimbursable items, revenues increased $26.2 million or 13.4%. The 13.4% increase in revenues excluding reimbursable items for the six months ended June 30, 2013, as compared to the same period in 2012, is the result of increases in revenues of 19.0% associated with acquisitions and 5.7% associated with new business, which was offset by decreases of 10.2% associated with client deconversions and 1.7% associated with price reductions.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

The decrease in segment operating income for the six months ended June 30, 2013 is the result of an increase in amortization of acquisition intangibles associated with the 2012 CPAY and ProPay acquisitions, as well as the increase in expenses associated with the merchant platform migration expected to be finalized in 2014.

For TSYS’ Merchant Services segment, approximately 93.6% of the revenues are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.4% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

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

The Company’s cost of services increased 1.6% and 1.2% for the three and six months ended June 30, 2013, respectively, compared to $312.7 million and $630.9 million for the same periods last year.

The Company’s selling, general and administrative expenses, including merger and acquisition expenses, increased 13.1% and 16.4% for the three and six months ended June 30, 2013, respectively, compared to $57.9 million and $116.0 million for the same periods last year. The increase is primarily the result of the acquisitions of CPAY and ProPay, including amortization of acquisition intangibles and expenses incurred for the acquisition of NetSpend.

The Company’s expenses related to professional and legal expenses for the NetSpend acquisition, were $1.3 million and $4.7 million for the three and six months ended June 30, 2013, respectively.

Operating Income

Operating income increased 3.5% and decreased 3.8% for the three and six months ended June 30, 2013 over the same periods in 2012, respectively. The Company’s operating profit margins for the three and six months ended June 30, 2013 were 19.9% and 18.0%, respectively, compared to 19.9% and 19.2% for the same periods last year. TSYS’ operating margin decreased for the six months ended June 30, 2013, as compared to the same period in 2012, as a result of the costs associated with the NetSpend acquisition and the impact of pricing concessions and lost business.

Nonoperating Income (Expense)

Interest income for the three months ended June 30, 2013 was $390,000, an increase of $38,000, compared to $352,000 for the same period in 2012. Interest income for the six months ended June 30, 2013 was $651,000, a decrease of $95,000, compared to $746,000 for the same period in 2012. Changes in interest income are primarily attributable to changes in the amount of cash available for investing.

Interest expense for the three months ended June 30, 2013 was $7.9 million, an increase of $7.1 million compared to $741,000 for the same period in 2012. Interest expense for the six months ended June 30, 2013 was $11.5 million, an increase of $10.0 million, compared to $1.5 million for the same period in 2012. The increase in interest expense in 2013 compared to 2012 is due primarily to interest expense related to the bridge term loan facility and bonds issued in anticipation of the NetSpend acquisition.

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

The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company’s International Services segment maintains several cash accounts denominated in foreign currencies, primarily in U.S. dollars and Euros. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income. As those cash accounts have increased, the upward or downward adjustments have increased.

For the three months ended June 30, 2013 and 2012, the Company recorded a translation gain of approximately $27,000 and loss of $1.1 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the six months ended June 30, 2013 and 2012, the Company recorded a translation gain of approximately $72,000 and a loss of $1.6 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

The balance of the International Services segment’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2013 was approximately $11.8 million, the majority of which is denominated in U.S. Dollars and Euros.

The Company recorded a gain on its investments in private equity of $1.2 million for the six months ended June 30, 2013 as a result of a change in value.

Income Taxes

For a detailed discussion regarding these topics, refer to Notes 1 and 20 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended June 30, 2013 was 34.2%, compared to 26.7% for the same period in 2012. TSYS’ effective income tax rate for the six months ended June 30, 2013 was 29.4%, compared to 30.4% for the same period in 2012. The differences in the 2013 rates compared to 2012 rates reflect changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $73.8 million at June 30, 2013. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.7 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively. TSYS’ share of income from its equity in equity investments was $6.6 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively.

Net Income

Net income for the three months ended June 30, 2013 decreased 10.9%, or $7.4 million, to $60.6 million, compared to $68.0 million for the same period in 2012. Net income for the six months ended June 30, 2013 decreased 4.7%, or $5.9 million, to $119.7 million, compared to $125.6 million for the same period in 2012.

Net income attributable to non-controlling interest increased $1.6 million and $2.4 million, respectively, for the three and six months ended June 30, 2013, compared to the same periods in 2012. These increases are driven by the acquisition of a majority interest in CPAY.

Net income attributable to TSYS common shareholders for the three months ended June 30, 2013 decreased 13.5%, or $9.0 million, to $57.7 million, or basic and diluted EPS of $0.31, compared to $66.7 million, or basic and diluted EPS of $0.35, for the same period in 2012. Net income attributable to TSYS common shareholders for the six months ended June 30, 2013 decreased 6.8%, or $8.4 million, to $114.7 million, or basic and diluted EPS of $0.61, compared to $123.1 million, or basic and diluted EPS of $0.65, for the same period in 2012.

Non-GAAP Measures

Management evaluates the Company’s operating performance based upon adjusted operating margin, adjusted net profit margin, adjusted cash EPS, and adjusted EBITDA, which are all non-generally accepted accounting principle (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS’ financial performance against budget.

Although not a substitute for GAAP, TSYS believes that non-GAAP financial measures are important to enable investors to understand and evaluate its ongoing operating results. Accordingly, TSYS includes non-GAAP financial measures when reporting its financial results to shareholders and investors in order to provide them with an additional tool to evaluate TSYS’ ongoing business operations. TSYS believes that the non-GAAP financial measures are representative of comparative financial performance that reflects the economic substance of TSYS’ current and ongoing business operations.

Although non-GAAP financial measures are often used to measure TSYS’ operating results and assess its financial performance, they are not necessarily comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

TSYS believes that its use of non-GAAP financial measures provides investors with the same key financial performance indicators that are utilized by management to assess TSYS’ operating results, evaluate the business and make operational decisions on a prospective, going-forward basis. Hence, management provides disclosure of non-GAAP financial measures to give shareholders and potential investors an opportunity to see TSYS as viewed by management, to assess TSYS with some of the same tools that management utilizes internally and to be able to compare such information with prior periods. TSYS believes that the presentation of GAAP financial measures alone would not provide its shareholders and potential investors with the ability to appropriately analyze its ongoing operational results, and therefore expected future results. TSYS therefore believes that inclusion of non-GAAP financial measures provides investors with additional information to help them better understand its financial statements just as management utilizes these non-GAAP financial measures to better understand the business, manage budgets and allocate resources.

The following tables provide a reconciliation of GAAP to our non-GAAP financial measures:

Adjusted Cash Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2013	2012	2013	2012
Net Income Attributable to TSYS Common Shareholders
As reported (GAAP)	$57,716	66,710	114,745	123,106

Adjust for amounts attributable to TSYS common shareholders (net of taxes):
Acquisition intangible amortization	4,847	4,409	10,848	8,355
Share-based compensation	3,431	3,686	6,917	6,004

Cash earnings	65,994	74,805	132,510	137,465
NetSpend merger and acquisition expenses	5,653	—	10,875	—

Adjusted cash earnings	$71,647	74,805	143,385	137,465

Basic EPS - Net Income Available to TSYS Common Shareholders
As reported (GAAP)	$0.31	0.35	0.61	0.65

Adjust for amounts attributable to TSYS common shareholders (net of taxes):
Acquisition intangible amortization	0.03	0.02	0.06	0.04
Share-based compensation	0.02	0.02	0.04	0.03

Cash earnings per share	0.35	0.40	0.71	0.73
NetSpend merger and acquisition expenses	0.03	—	0.06	—

Adjusted cash earnings per share	$0.38	0.40	0.77	0.73

Average common shares and participating securities	187,738	189,070	187,277	188,894

*	Basic and cash EPS amounts do not total due to rounding.

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$60,561	67,977	119,710	125,622
Adjusted for:
Deduct: Equity in Income of Equity Investments, net of taxes	(2,748)	(2,252)	(6,565)	(5,026)
Add: Income Taxes	29,947	24,553	47,793	54,108
Add: Nonoperating expenses, net	7,554	1,818	9,279	2,223
Add: Depreciation and amortization	40,546	43,213	83,043	84,086

EBITDA	135,860	135,309	253,260	261,013
Adjust for:
Add: Share-based compensation	5,211	5,029	9,804	8,626
Add: NetSpend merger and acquisition expenses	1,253	—	4,734	—

Adjusted EBITDA	$142,324	140,338	267,798	269,639

Revenues Before Reimbursable Items

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2013	2012	2013	2012
Operating Income (a)	$95,314	92,096	170,217	176,927

Net Income (b)	$60,561	67,977	119,710	125,622

Total Revenues (c)	478,443	462,651	943,439	923,813
Less reimbursable items	60,931	63,959	121,690	129,943

Revenues before reimbursable items (d)	$417,512	398,692	821,749	793,870

Operating margin (as reported) (a)/(c)	19.92%	19.91%	18.04%	19.15%

Net profit margin (as reported) (b)/(c)	12.66%	14.69%	12.69%	13.60%

Adjusted operating margin(1) (a)/(d)	22.83%	23.10%	20.71%	22.29%

Adjusted net profit margin(1) (b)/(d)	14.51%	17.05%	14.57%	15.82%

(1)	Adjusted operating margin and adjusted net profit margin exclude reimbursable items.

Projected Outlook for 2013

As compared to 2012, TSYS expects its 2013 total revenues to increase by 14%-17%, its revenues before reimbursable items to increase by 17%-20%, its adjusted EBITDA to increase by 17%-19%, and its adjusted cash EPS to increase by 16%-18%. This guidance includes NetSpend’s operating results for six months of 2013 and excludes one-time expenses incurred in connection with the NetSpend acquisition of $16.0 million. The guidance is based on the following assumptions: (i) approximately $33.5 million ($67 million on an annual basis) of acquisition intangible amortization associated with the NetSpend acquisition, (ii) no significant movement in foreign exchange rates, and (iii) minimal synergies in connection with the NetSpend acquisition for 2013.

Financial Position, Liquidity and Capital Resources

Cash Flows

The Consolidated Statements of Cash Flows detail the Company’s cash flows from operating, investing and financing activities. TSYS’ primary method of funding its operations and growth has been cash generated from current operations and the use of leases. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures and acquisitions. In anticipation of the NetSpend acquisition, the Company issued $1.1 billion in senior notes on May 22, 2013. For more information regarding borrowings, refer to Note 4 in the Notes to the Unaudited Consolidated Financial Statements.

Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2013	2012
Net income	$119,710	125,622
Depreciation and amortization	83,043	84,086
Other noncash items and charges, net	36,379	8,876
Net change in current and other assets and current and other liabilities	(81,884)	(15,180)

Net cash provided by operating activities	$157,248	203,404

TSYS’ main source of funds is derived from operating activities, specifically net income. The decrease in 2013 in net cash provided by operating activities was primarily the result of the decrease in net income and the net change in current and other assets and current and other liabilities. The decrease in net income for the six months ended June 30, 2013 is due to an increase in merger and acquisition expenses.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The increase in other noncash items and charges is due primarily to an increase in deferred income tax expense, charges for transaction processing provisions, and amortization for debt issuance costs, partially offset by a gain in fair value of private equity investments. The change in accounts receivable at June 30, 2013, as compared to June 30, 2012, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2013	2012
Additions to licensed computer software from vendors	$(27,711)	(17,278)
Additions to contract acquisition costs	(24,506)	(16,740)
Purchases of property and equipment, net	(13,701)	(13,810)
Additions to internally developed computer software	(12,522)	(10,121)
Purchase of private equity investments	(1,006)	(623)
Cash used in acquisitions, net of cash acquired	—	(1,750)

Net cash used in investing activities	$(79,446)	(60,322)

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

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were

$24.5 million for the six months ended June 30, 2013, compared to $16.7 million for the six months ended June 30, 2012. The large increase in contract acquisition costs is the result of increased capitalized conversion costs and client signing incentive additions in the first six months of 2013.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. During the first six months of 2013, the Company made an additional investment of $1.0 million compared to $0.6 million for the same period in 2012.

Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2013	2012
Proceeds from long-term borrowings	$1,095,661	8,633
Proceeds from exercise of stock options	19,449	4,698
Excess tax benefit from share-based payment arrangements	2,040	653
Subsidiary dividends paid to noncontrolling shareholders	(4,139)	(1,087)
Repurchase of common stock under plans and tax withholding	(6,268)	(338)
Debt issuance costs	(13,018)	—
Dividends paid on common stock	(18,758)	(37,809)
Principal payments on long-term borrowings and capital lease obligations	(20,073)	(13,038)

Net cash provided by (used in) financing activities	$1,054,894	(38,288)

The main provision of cash from financing activities in 2013 were the proceeds from borrowings of long-term debt in connection with the NetSpend acquisition. The main use of cash from financing activities in 2012 were the principal payments on long-term borrowings and capital lease obligations and the payment of dividends.

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

During the first six months of 2013, shares with a value of $6.3 million were withheld upon the vesting of certain equity awards and TSYS paid the taxes due upon vesting. The Company did not purchase any shares under its Share Repurchase plan in 2013.

Dividends

Dividends on common stock of $18.8 million were paid during the six months ended June 30, 2013, compared to $37.8 million paid during the six months ended June 30, 2012. The decrease in dividends is due to the acceleration of the payment of the fourth quarter 2012 dividend. The dividend payment was made in December 2012 rather than January 2013 to allow shareholders to benefit from the lower dividend tax rate that expired on December 31, 2012.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 3.0:1. At June 30, 2013, TSYS had working capital of $419.4 million compared to $344.2 million at December 31, 2012. The current ratio and working capital at June 30, 2013 exclude $1.1 billion in cash which was obtained in anticipation of the acquisition of NetSpend, which took place on July 1, 2013.

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

Preliminary Settlement of Certain Litigation

As previously disclosed, a putative class action entitled Koehler v. NetSpend Holdings, Inc. et. al. (the “Koehler action”) was filed in the Court of Chancery of the State of Delaware on March 1, 2013 and a putative class action entitled Bushansky v. NetSpend Holdings, Inc. et al. (together with the Koehler action, the “Actions”) was filed in the District Court of Travis County, Texas on February 25, 2013, each in connection with TSYS’ proposed merger with NetSpend pursuant to the Merger Agreement. On May 21, 2013, the Delaware Chancery Court issued a memorandum opinion in the Koehler action denying the plaintiff’s motion for a preliminary injunction, which sought to enjoin a shareholder vote on the proposed merger.

While TSYS and the other defendants believe that each of the Actions is without merit, in an effort to minimize the cost and expense of any litigation relating to such Actions, on May 29, 2013, the defendants reached an agreement in principle with the plaintiffs regarding settlement of the Actions. In connection with the settlement contemplated by that agreement in principle, as set forth in a Memorandum of Understanding (“MOU”), dated as of May 29, 2013, the Actions and all claims asserted therein will be dismissed. In addition, pursuant to the terms of the MOU, TSYS and/or NetSpend, where applicable, agreed (a) to make certain amendments to the Merger Agreement; (b) that, consistent with the terms of the Merger Agreement, prior to the receipt of approval of the NetSpend stockholders, NetSpend could furnish information to, and engage in discussions and negotiations with, third parties who make unsolicited bona fide acquisition proposals if certain conditions were met; (c) that the special meeting of NetSpend stockholders that was scheduled to be held on May 31, 2013 would be adjourned to June 18, 2013; (d) that NetSpend would not take certain positions with respect to any appraisal proceeding perfected under Delaware law; (e) that certain information would be provided to counsel for the plaintiffs in the Actions in connection with any perfected appraisal proceeding; and (e) without admitting that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, that they would acknowledge that the filing and prosecution of the Actions were the cause, in whole or in part, of certain supplemental disclosures made in connection with the proposed merger. The parties to the MOU further agreed that their agreement in principle would be described in greater detail in a stipulation of settlement, which will be submitted to the Court of Chancery at the appropriate time. There can be no assurance that the court will approve the settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse effect on TSYS’ business; (ii) TSYS’ expectation with respect to the timing of the conversion of Bank of America’s consumer card portfolios; (iii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future;; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters; (vi) TSYS’ expectation with respect to the timing of the migration of the merchant platform; (vii) TSYS’ earnings guidance for 2013 total revenues, revenues before reimbursable items, adjusted EBITDA, and adjusted cash EPS, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “will,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

•

consolidation in the financial services and other industries during 2013, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and the nationalization or seizure by banking regulators of TSYS’ financial institution clients;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and our clients;

•	adverse developments with respect to the credit card industry in general, including a decline in the use of cards as a payment mechanism;

•	TSYS is unable to successfully manage any impact from domestic and worldwide economic conditions;

•

the impact of potential and completed acquisitions, particularly the NetSpend acquisition, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

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

•

changes occur in laws, rules, regulations, credit card association rules, the prepaid industry, or other industry standards affecting TSYS and our clients that may result in costly new compliance burdens on TSYS and our clients and lead to a decrease in the volume and/or number of transactions processed;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	the material breach of security of any of our systems;

•	TSYS’ reliance on financial institution sponsors;

•	overall market conditions;

•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;

•

other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012, this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

Subsequent Events

On July 1, 2013, TSYS completed its previously announced acquisition of NetSpend. The Term Loan was funded upon the consummation of the Merger. Refer to Note 12 in the Notes to Unaudited Consolidated Financial Statements for more information on the acquisition and the Term Loan.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars at June 30, 2013:

(in millions)	June 30, 2013
Europe	$152.3
China	86.9
Japan	34.0
Mexico	7.7
Canada	1.4
Other	48.4

The Company provides financing to its international operations through intercompany loans that require the operation to repay the financing in amounts denominated in currencies other than the local currency. The functional currency of the operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the obligation (receivable) on its financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation.

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The International Services segment maintains several cash accounts denominated in foreign currencies, primarily in U.S. dollars and Euros. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income. As those cash accounts have increased, the upward or downward adjustments have increased.

TSYS recorded net translation gains of approximately $27,000 and $72,000 for the three and six months ended June 30, 2013, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses at June 30, 2013 was approximately $11.8 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at June 30, 2013 was $21.8 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $21.8 million at June 30, 2013.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$218	1,088	2,177	(218)	(1,088)	(2,177)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued).

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is subject to changes in interest rates.

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

On September 10, 2012, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, with J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners (the “Existing Credit Agreement”). The Existing Credit Agreement provides for a $350 million five-year unsecured revolving credit facility (which may be increased by up to an additional $350 million under certain circumstances) and includes a $50 million subfacility for the issuance of standby letters of credit and a $50 million subfacility for swingline loans. The Existing Credit Agreement also provides for a $150 million five-year unsecured term loan, which was fully funded on the closing of the Existing Credit Agreement. The principal balance of loans outstanding under the credit facility bears interest at a rate of LIBOR plus an applicable margin of 1.125%. Interest is paid on the last date of each interest period; however, if the period exceeds three months, interest is paid every three months after the beginning of such interest period.

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2013, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

The market for prepaid debit cards and alternative financial services is highly competitive and competition is increasing as more companies endeavor to address the needs of underbanked consumers.

With the closing of our acquisition of NetSpend on July 1, 2013, we have added an aspect to our business to complement our existing presence in the prepaid processing space, which includes general purpose reloadable (“GPR”) prepaid debit cards and payroll cards and alternative financial services. The alternative financial services industry, including the prepaid card market, is subject to intense and increasing competition. Our NetSpend business will directly compete with a number of companies that market open-loop prepaid debit cards through retail and online distribution. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers who are seeking to integrate more financial services into their product offerings. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid debit card programs. The increased desire of banks, retailers and alternative financial services providers to develop and promote prepaid debit card programs could have an adverse effect on the NetSpend portion of our business. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and decrease the prices of our products and services, which could adversely affect our operating results.

The loss of, or changes to, NetSpend’s relationships with MetaBank or our other issuing banks could adversely affect the NetSpend business.

NetSpend relies on the arrangements it has with its issuing banks to provide it with critical products and services, including the FDIC-insured depository accounts tied to the cards NetSpend manages, access to the ATM networks, membership in the card associations and network organizations (collectively, the “Networks”) and other banking services. The majority of NetSpend’s active cards are issued through Meta Payment Systems (“MetaBank”). If NetSpend’s relationship with MetaBank deteriorates, it could have an adverse impact on the NetSpend business. If any material adverse event were to affect MetaBank, including as a result of the directives issued by the Office of the Comptroller of the Currency (“OCC”) against MetaBank, or one or more of the other issuing banks or if NetSpend were to lose MetaBank or one or more of the other issuing banks, NetSpend would be forced to find an alternative provider of these critical banking services. It may not be possible to find a replacement bank on terms that are acceptable to us or at all. Any change in the issuing banks could disrupt the business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse impact on our results of operations and our financial condition.

The majority of NetSpend’s revenues result from GPR cards marketed pursuant to agreements entered into with distributors. If we are unable to maintain relationships with such distributors on terms that are favorable to us, our business, financial condition and operating results may be materially adversely affected.

NetSpend’s business model depends in large part on establishing agreements with distributors, primarily alternative financial services providers as well as grocery and convenience stores and other traditional retailers. GPR cards distributed through NetSpend’s largest distributor, ACE Cash Express (“ACE”), accounted for more than one-third of its revenues in 2012. The current contract with ACE expires in March 2021. Some of NetSpend’s distributors may endeavor to internally develop their own prepaid debit card programs or enter into exclusive relationships with our competitors to distribute their products. The loss of, or a substantial decrease in revenues from, one or more of NetSpend’s top distributors, particularly ACE, could have a material adverse effect on the NetSpend business and operating results.

The NetSpend business is subject to extensive and complex federal and state regulation

As an agent of, and third-party service provider to, the issuing banks, the NetSpend business is subject to indirect regulation and direct audit and examination by a number of regulators including, among others, the OCC, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and certain state banking regulators, as well as direct regulation by those states in which we are licensed as a money transmitter.

Because each distributor offers prepaid cards and reload services as an agent, we do not believe that the distributors are themselves required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other distribution partners. In addition, we understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll cards does not constitute money transmission and so we are not required to obtain a state money transmission license in order to engage in this activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against us or the issuing banks, which in turn could have an adverse impact on the NetSpend business, even if we were to ultimately prevail in such proceedings. If the relevant party is unsuccessful in making a persuasive argument that it should not be subject to such licensing requirements, and is therefore deemed to be in violation of one or more of the state money transmitter statutes, it could result in the imposition of fines, the suspension of the relevant party’s ability to offer some or all of our GPR cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which would likely have a material adverse impact on the revenues of our NetSpend business. In addition, the establishment of the Consumer Financial Protection Bureau (“CFPB”) will likely expose our NetSpend business to increased regulatory oversight and possibly more burdensome regulation that could have an adverse impact on our revenue and profits. In May 2012, the CFPB announced an intention to propose regulations regarding the prepaid card industry, although no rule has yet been published. Additionally, states may adopt statutes which could limit the application of certain fees or otherwise increase the costs incurred, or negatively impact the revenue received, by our issuing banks in connection with the provision of prepaid debit cards, which would have an indirect adverse impact on our revenue. Finally, if the federal government or one or more state governments impose additional legislative or regulatory requirements on the NetSpend business, the issuing banks or the distributors, or prohibit or limit the activities of NetSpend as currently conducted, we may be required to modify or terminate some or all of our NetSpend products and services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us, which in turn could adversely affect the NetSpend business. Any failure, or perceived failure, by us, our issuing banks or our distributors to comply with all applicable statutes and regulations could result in fines, penalties, regulatory enforcement actions, civil liability, criminal liability, and/or limitations on our ability to operate our business, each of which could significantly harm our reputation and have a material adverse impact on our business, results of operations and financial condition.

In 2010, the Federal Reserve Board issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“ CARD Act”), which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that the GPR cards we manage under our NetSpend business, and the maintenance fees charged on them, are exempt from the requirements of this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the distributor selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we provide distributors with instructions and policies regarding the display and promotion of our GPR cards. It is possible, however, that despite our instructions and policies to the contrary, a distributor engaged in offering GPR cards to consumers could take an action with respect to one or more of the cards that would cause them to be viewed as being marketed or labeled as a gift card. In such event, it is possible that the GPR cards we manage under our NetSpend business would lose their eligibility for such exclusion to the CARD Act and the rule’s requirements and therefore our program could be deemed to be in violation of the CARD Act and the rule. Such a violation could result in the imposition of fines, the suspension of our ability to offer GPR cards, civil liability, criminal liability and the inability of our issuing banks to apply certain fees to their GPR cards, which could have a material adverse impact on our revenues.

The providers of alternative financial services that distribute our products are subject to extensive and complex federal and state regulations and new regulations and/or changes to existing regulations could adversely affect their ability to offer GPR cards through their locations, which in turn could have an adverse impact on our business.

The distributors include a large number of companies in industries that are highly regulated, such as payday lending and it is possible that changes in the legal regime governing such businesses could limit their ability to distribute our products or adversely impact their business and thereby have an indirect adverse impact on our NetSpend business. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of “payday loans” and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 grants supervisory authority over entities engaged in this activity to the CFPB, which is directed to promulgate regulations which may significantly impact the operations and/or viability of various entities, including those engaged in the business of offering payday loans. As a number of NetSpend’s distributors, including its largest distributor, ACE, are engaged in offering payday loans, further legislative and regulatory restrictions that negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer GPR cards through their locations, potentially resulting in a significant decline in revenue from the NetSpend business.

We are subject to risks and write-offs resulting from fraudulent activities and losses from overdrawn cardholder accounts that could adversely impact our financial performance and results of operations.

Our newly acquired prepaid card programs expose us to threats involving the misuse of cards, collusion, fraud, identity theft and systemic attacks on our systems. Although a large portion of the fraudulent activity associated with the cards we manage is addressed through the chargeback systems and procedures maintained by the Networks, we are often responsible for other losses due to merchant, cardholder and other types of fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience.

Although we maintain reserves for fraud and other losses, our exposure to these types of risks may exceed our reserve levels for a variety of reasons, including our failure to predict the actual recovery rate, failure to effectively manage risk and failure to prevent fraud. Accordingly, our business, results of operations and financial condition could be materially and adversely affected to the extent that we incur losses resulting from overdrawn cardholder accounts and fraudulent activity that exceed our designated reserves or if we determine that it is necessary to increase our reserves substantially in order to address any increased recovery risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended June 30, 2013:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
April 2013	—	$—	12,893	7,107
May 2013	—	—	12,893	7,107
June 2013	—	—	12,893	7,107

Total	—	$—

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

2.1	First Amendment to the Agreement and Plan of Merger, dated as of May 29, 2013, which amended the Agreement and Plan of Merger, dated as of February 19, 2013, by and among Total System Services, Inc., General Merger Sub, Inc. and NetSpend Holdings, Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated May 29, 2013

4.1	Indenture, dated as of May 22, 2013, between Total System Services, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K dated May 22, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: August 7, 2013	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: August 7, 2013	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

2.1	First Amendment to the Agreement and Plan of Merger, dated as of May 29, 2013, which amended the Agreement and Plan of Merger, dated as of February 19, 2013, by and among Total System Services, Inc., General Merger Sub, Inc. and NetSpend Holdings, Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated May 29, 2013

4.1	Indenture, dated as of May 22, 2013, between Total System Services, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K dated May 22, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document