Form 10-Q
period 2013-09-30
TOTAL SYSTEM SERVICES INC
filed 2013-11-06
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: October 22, 2013
Common Stock, $0.10 par value	189,780,958 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$396,860	247,612
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.3 million and $3.9 million at 2013 and 2012, respectively	261,595	247,083
Deferred income tax assets	14,604	9,825
Prepaid expenses and other current assets	87,522	70,206

Total current assets	760,581	574,726
Goodwill	1,545,784	518,344
Other intangible assets, net of accumulated amortization of $85.8 million and $55.2 million at 2013 and 2012, respectively	500,870	130,054
Computer software, net of accumulated amortization of $533.8 million and $627.3 million at 2013 and 2012, respectively	320,928	226,917
Property and equipment, net of accumulated depreciation and amortization of $388.2 million and $364.2 million at 2013 and 2012, respectively	259,865	260,389
Contract acquisition costs, net of accumulated amortization of $239.0 million and $216.0 million at 2013 and 2012, respectively	173,840	161,267
Equity investments, net	89,964	87,764
Deferred income tax assets, net	5,843	5,334
Other assets	97,211	59,043

Total assets	$3,754,886	2,023,838

Liabilities
Current liabilities:
Accounts payable	$44,119	63,370
Accrued salaries and employee benefits	29,502	26,243
Current portion of long-term borrowings	27,688	27,361
Current portion of obligations under capital leases	23,153	13,263
Other current liabilities	173,190	100,282

Total current liabilities	297,652	230,519
Long-term borrowings, excluding current portion	1,494,397	174,859
Deferred income tax liabilities	220,846	48,074
Obligations under capital leases, excluding current portion	10,322	17,155
Other long-term liabilities	67,417	68,791

Total liabilities	2,090,634	539,398

Redeemable noncontrolling interest in consolidated subsidiary	39,303	39,505

Commitments and contingencies (Note 9)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,801 and 202,471 issued at 2013 and 2012, respectively; 190,266 and 187,031 outstanding at 2013 and 2012, respectively	20,280	20,247
Additional paid-in capital	150,492	141,793
Accumulated other comprehensive income (loss), net	(220)	1,408
Treasury stock, at cost (12,535 and 15,440 shares at 2013 and 2012, respectively)	(237,379)	(287,301)
Retained earnings	1,671,595	1,549,063

Total shareholders’ equity	1,604,768	1,425,210

Noncontrolling interests in consolidated subsidiaries	20,181	19,725

Total equity	1,624,949	1,444,935

Total liabilities and equity	$3,754,886	2,023,838

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Total revenues	$588,074	468,059	1,531,513	1,391,872

Cost of services	394,641	315,685	1,032,856	946,612
Selling, general and administrative expenses	80,523	61,099	210,803	176,557
Merger and acquisition expenses	7,282	382	12,009	882

Total operating expenses	482,446	377,166	1,255,668	1,124,051

Operating income	105,628	90,893	275,845	267,821
Nonoperating expenses, net	(545)	(579)	(147)	(2,802)
Merger and acquisition expenses — bridge loan facility and bonds	(9,789)	—	(19,466)	—

Income before income taxes and equity in income of equity investments	95,294	90,314	256,232	265,019
Income taxes	30,592	30,228	78,384	84,336

Income before equity in income of equity investments	64,702	60,086	177,848	180,683
Equity in income of equity investments, net of tax	2,792	1,957	9,357	6,983

Net income	67,494	62,043	187,205	187,666
Net income attributable to noncontrolling interests	(3,144)	(1,731)	(8,110)	(4,248)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$64,350	60,312	179,095	183,418

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11)	$0.34	0.32	0.95	0.97

Diluted EPS attributable to TSYS common shareholders (Note 11)	$0.34	0.32	0.94	0.97

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$67,494	62,043	187,205	187,666
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,222	9,999	(6,489)	2,935
Postretirement healthcare plan adjustments	1,113	(1,537)	1,423	(1,250)
Unrealized gain on available-for-sale securities	1,479	—	1,479	—

Other comprehensive income (loss)	9,814	8,462	(3,587)	1,685

Comprehensive income	77,308	70,505	183,618	189,351
Comprehensive income attributable to noncontrolling interests	3,228	1,709	6,149	3,844

Comprehensive income attributable to TSYS common shareholders	$74,080	68,796	177,469	185,507

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$187,205	187,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,490	127,329
Deferred income tax expense (benefit)	25,784	(2,355)
Share-based compensation	19,587	12,348
Dividends received from equity investments	8,595	7,523
Charges for transaction processing provisions	8,545	1,348
Amortization of debt issuance costs	6,775	180
Provisions for fraud and other losses	6,398	—
Provisions for bad debt expenses and billing adjustments	2,193	813
Loss on disposal of equipment, net	78	77
Amortization of bond discount	131	—
Net loss on foreign currency	612	2,259
Changes in value of private equity investments	(1,227)	—
Excess tax benefit from share-based payment arrangements	(2,727)	(1,236)
Equity in income of equity investments	(9,357)	(6,983)
Changes in operating assets and liabilities:
Accounts payable	(41,055)	6,688
Prepaid expenses, other current assets and other long-term assets	(12,610)	4,406
Accounts receivable	(6,721)	1,730
Accrued salaries and employee benefits	(9,552)	(13,567)
Other current liabilities and other long-term liabilities	(17,659)	5,761

Net cash provided by operating activities	307,485	333,987

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(1,314,660)	(66,250)
Additions to contract acquisition costs	(36,824)	(25,700)
Additions to licensed computer software from vendors	(34,412)	(19,385)
Purchases of property and equipment	(24,896)	(24,296)
Additions to internally developed computer software	(22,519)	(15,202)
Purchase of private equity investments	(1,146)	(2,370)

Net cash used in investing activities	(1,434,457)	(153,203)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,395,661	158,633
Proceeds from exercise of stock options	27,488	9,451
Excess tax benefit from share-based payment arrangements	2,727	1,236
Subsidiary dividends paid to noncontrolling shareholders	(5,897)	(2,797)
Repurchase of common stock under plans and tax withholding	(6,267)	(61,556)
Debt issuance costs	(13,471)	(1,996)
Dividends paid on common stock	(37,514)	(56,719)
Principal payments on long-term borrowings and capital lease obligations	(82,644)	(188,395)

Net cash provided by (used in) financing activities	1,280,083	(142,143)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(3,863)	1,591

Net increase in cash and cash equivalents	149,248	40,232
Cash and cash equivalents at beginning of period	247,612	316,337

Cash and cash equivalents at end of period	$396,860	356,569

Supplemental cash flow information:
Interest paid	$2,396	2,003

Income taxes paid, net	$64,228	76,887

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Business

Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing payment processing, merchant services and related services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked consumers. The Company’s services are provided through four of the Company’s operating segments: North America Services, International Services, Merchant Services and NetSpend.

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company’s Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States.

On July 1, 2013, TSYS completed its acquisition of all the outstanding stock of NetSpend Holdings, Inc. (NetSpend). NetSpend operates as a single reportable business segment and provides GPR prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers in the United States. The products NetSpend manages provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. NetSpend has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TSYS include the accounts of TSYS and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report, have been included.

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

Significant Accounting Policies

As a result of the acquisition of NetSpend, the Company adopted the following critical accounting policy:

Cardholders’ reserve

The Company is exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity, as well as losses, due to non-performance of third parties who receive cardholder funds for transmittal to the Issuing Banks (banks that issue MasterCard International or Visa USA, Inc. branded cards to customers). The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $7.2 million as of September 30, 2013. The provision for cardholder losses is included in cost of services in the Consolidated Statements of Income. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

Recently Adopted Accounting Pronouncements

In 2013, the Company adopted Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” and (ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”) The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the nine months ended September 30, 2013.

The Company performed its annual impairment testing of its goodwill balance as of May 31, 2013. This test did not indicate any impairment and the fair value of the reporting units substantially exceeded their carrying value. As of September 30, 2013, the Company had recorded goodwill in the amount of $1.5 billion.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2013	December 31, 2012
Cash and cash equivalents in domestic accounts	$328,918	152,373
Cash and cash equivalents in foreign accounts	67,942	95,239

Total	$396,860	247,612

As of September 30, 2013 and December 31, 2012, the Company had approximately $5.0 million and $2.5 million, respectively, in Money Market accounts that had an original maturity date of 90 days or less. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity at the time of purchase that they present insignificant risk of changes in value because of change in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2013	December 31, 2012
Prepaid expenses	$35,696	24,615
Supplies inventory	11,650	8,881
Other	40,176	36,710

Total	$87,522	70,206

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2013	December 31, 2012
Conversion costs, net of accumulated amortization of $118.7 million and $105.4 million at 2013 and 2012, respectively	$102,177	85,402
Payments for processing rights, net of accumulated amortization of $120.3 million and $110.6 million at 2013 and 2012, respectively	71,663	75,865

Total	$173,840	161,267

Amortization expense related to conversion costs, which is recorded in cost of services, was $3.9 million and $6.0 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, amortization related to conversion costs was $13.4 million and $17.5 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.3 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, amortization related to payments for processing rights was $9.8 million and $10.0 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2013	December 31, 2012
Deferred revenues	$32,764	29,101
Dissenting shareholder liability*	25,723	—
Accrued expenses	23,699	30,963
Dividends payable	19,458	729
Accrued income taxes	1,799	10,936
Other	69,747	28,553

Total	$173,190	100,282

*	Represents 1.6 million NetSpend shares held by dissenting shareholders

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2012	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance September 30, 2013
Foreign currency translation adjustments and transfers from noncontrolling interests	$3,360	(4,418)	112	(4,530)	(1,170)
Unrealized gain on available-for-sale securities	—	2,344	865	1,479	1,479
Change in AOCI related to postretirement healthcare plans	(1,952)	1,357	(66)	1,423	(529)

Total	$1,408	(717)	911	(1,628)	(220)

There were no reclassifications of AOCI to net income or to other accounts for the three or nine month periods ended September 30, 2013.

Note 4 — Long-Term Borrowings

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding long-term borrowings.

On February 19, 2013, the Company and its wholly-owned merger subsidiary entered into an Agreement and Plan of Merger (as amended on May 29, 2013, the “Merger Agreement”) with NetSpend, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, the merger subsidiary merged with and into NetSpend on July 1, 2013, with NetSpend continuing as the surviving corporation and as a wholly-owned subsidiary of TSYS (the “Merger”). Refer to Note 10 for more information about the acquisition.

On April 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regions Capital Markets, and U.S. Bank National Association as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year term loan to the Company in the amount of $200.0 million (the “Term Loan”) and bears interest at LIBOR plus 1.125%, which are subject to adjustment based on changes in our credit ratings, with margins ranging from 1.00 to 1.75%. As of September 30, 2013, the outstanding balance on the Credit Agreement was $197.5 million.

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

On May 22, 2013, the Company closed its issuance (the “Transaction”) of $550.0 million aggregate principal amount of 2.375% Senior Notes due 2018 and $550.0 million aggregate principal amount of 3.750% Senior Notes due 2023 (collectively, the “Notes”) pursuant to an Underwriting Agreement with J.P. Morgan Securities LLC, as representative of certain underwriters (the “Underwriters”), whereby the Company agreed to sell and the Underwriters agreed to purchase the Notes from the Company, subject to and upon the terms and conditions set forth in the Underwriting Agreement. The interest on the Notes are payable semiannually. The Company paid fees associated with the issuance of these Notes of approximately $8.9 million and recorded discounts of approximately $4.3 million that are being amortized over the life of the Notes. The Company used the net proceeds of the Transaction to pay a portion of the $1.4 billion purchase price of the Company’s acquisition of NetSpend and related fees and expenses. The Notes were issued pursuant to an Indenture dated as of May 22, 2013 between the Company and Wells Fargo Bank, National Association, as trustee.

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

Amendment to Existing Credit Agreement

On September 10, 2012, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, with J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners (the “Existing Credit Agreement”). The Existing Credit Agreement provides for a $350 million five-year unsecured revolving credit facility (which may be increased by up to an additional $350 million under certain circumstances) and includes a $50 million subfacility for the issuance of standby letters of credit and a $50 million subfacility for swingline loans. The Existing Credit Agreement also provides for a $150 million five-year unsecured term loan, which was fully funded on the closing of the Existing Credit Agreement. As of September 30, 2013, the outstanding balance on the Existing Credit Agreement was $140.6 million.

On April 8, 2013, the Company entered into the First Amendment to the Existing Credit Agreement (the “Revolver”) in order to conform certain provisions of the Existing Credit Agreement to the Credit Agreement for the Term Loan. On July 1, 2013, an additional $100 million was used as funding in the NetSpend Merger. As of September 30, 2013, the outstanding balance on the Revolver was $50.0 million.

Note 5 — Share-Based Compensation

Refer to Notes 1 and 16 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2013, share-based compensation was $9.8 million, compared to $3.7 million for the same period in 2012. For the nine months ended September 30, 2013, and 2012, share-based compensation was $19.6 million and $12.3 million, respectively.

In connection with the NetSpend acquisition, the Company issued 2.0 million replacement awards with a value of $37.4 million. In accordance with GAAP, the portion of the fair value of the replacement awards related to services provided prior to the business combination was included in the total purchase price. The portion of the fair value associated with future service is recognized as expense over the future service period. The awards associated with future service are included in the appropriate classification below based upon the type of award issued. Refer to Note 10 for more information.

Nonvested Share Awards

During the first nine months of 2013, the Company issued 575,299 shares of TSYS common stock with a market value of $14.0 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of three years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock at the date of issuance is charged as compensation expense over the vesting periods of the awards.

On July 1, 2013, the Company issued 870,361 shares of TSYS common stock as nonvested stock replacement awards with a market value of $21.5 million as part of the NetSpend acquisition. The nonvested stock bonus awards to employees of NetSpend are for services to be provided in the future and vest over varying periods. The NetSpend awards were converted into equivalent shares of the Company’s common stock on the acquisition date. The value of the stock at the date of issuance is charged as compensation expense over the vesting periods of the awards.

On July 18, 2013, the Company issued 212,694 retention shares of TSYS common stock with a market value of $5.5 million to certain key employees of NetSpend. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over periods ranging from two to four years. The market value of the TSYS common stock at the date of issuance is charged as compensation expense over the vesting periods of the awards.

During the first nine months of 2012, the Company issued 342,074 shares of TSYS common stock with a market value of $7.4 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of three years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock at the date of issuance is charged as compensation expense over the vesting period of the awards.

As of September 30, 2013, there was approximately $34.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.4 years.

Performance-Based Awards

During the first nine months of 2013, TSYS authorized a total grant of 237,679 performance shares to certain key executives with a performance-based vesting schedule (2013 performance shares). These 2013 performance shares have a 2013-2015 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2015, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized until the end of 2015.

On July 18, 2013, TSYS issued 225,000 shares of TSYS common stock as a performance-based retention stock award to a certain key executive with a performance-based vesting schedule. The performance-based stock award has a 2013-2015 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues of the NetSpend segment and operating income of the NetSpend segment and, if such goals are attained in 2015, the performance-based award will vest, up to a maximum of 100% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to the performance-based stock award are expected to be recognized until the end of 2015.

On July 1, 2013, the Company issued 87,356 shares of TSYS common stock as a performance-based replacement stock award as part of the NetSpend acquisition. The performance-based stock award has a 2013-2015 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues of the NetSpend segment and operating income of the NetSpend segment and, if such goals are attained in 2015, the performance award will vest, up to a maximum of 100% of the total grant. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to the performance-based stock award are expected to be recognized until the end of 2015.

During the first nine months of 2012, TSYS authorized a total grant of 241,095 performance shares to certain key executives with a performance-based vesting schedule (2012 performance shares). These 2012 performance shares have a 2012-2014 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2014, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized until the end of 2014.

Stock Option Awards

During the first nine months of 2013, the Company granted 879,613 stock options to key TSYS executive officers and non-management members of its Board of Directors. The weighted average fair value of the option grants was $5.32 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $24.35; risk-free interest rate of 1.31%; expected volatility of 23.90%; expected term of 7.5 years; and dividend yield of 1.65%. The grants to key TSYS executive officers will vest over a period of three years. The grants to the Board of Directors were fully vested at the date of the grant.

On July 1, 2013, the Company issued 1,060,148 stock option replacement awards with a market value of $13.7 million as part of the NetSpend acquisition. The weighted average fair value of the options was $12.93 and was calculated on the date of grant using a conversion factor into equivalent shares of the Company’s common stock on the acquisition date. The grants vest over a period ranging from seven months to 45 months. The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $11.68; risk-free interest rate of 1.31%; expected volatility of 29.22%; expected term of 4.7 years; and dividend yield of 1.63%.

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

As of September 30, 2013, there was approximately $7.7 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.6 years.

Note 6 — Income Taxes

Refer to Notes 1 and 20 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2008. However, a newly acquired subsidiary is currently undergoing a Federal examination for the years 2009 and 2010. With a few exceptions, the Company is no longer subject to income tax examinations from state, local or foreign authorities for years before 2005. There are currently a number of tax examinations in progress by the relevant foreign and state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its reserve for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 32.2% and 33.1% for the three months ended September 30, 2013 and 2012, respectively. TSYS’ effective income tax rate for the nine months ended September 30, 2013 was 30.5%, compared to 31.3% for the same period in 2012. The decreased rates during the period ended September 30, 2013 were primarily due to changes in discrete items, tax credits and the jurisdictional sources of income.

TSYS has adopted the provisions of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits decreased by $6.5 million during the nine months ended September 30, 2013.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.4 million and $0.9 million as of September 30, 2013 and December 31, 2012, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2013 and December 31, 2012 that, if recognized, would affect the effective tax rates are $2.8 million and $8.8 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.3 million and $0.7 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 7 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding segment reporting and major customers.

On July 1, 2013, TSYS completed its acquisition of all the outstanding stock of NetSpend, which operates as a single reportable business segment and provides GPR prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers in the United States. See Note 10 for additional information relating to the acquisition.

At TSYS, the chief operating decision maker (CODM) is a group consisting of Senior Executive Management and above. The information utilized by the CODM consists of the financial statements and the main metrics monitored are revenue growth and growth in profitability. Upon completion of the NetSpend acquisition, the CODM implemented a new metric called adjusted segment operating income in order to analyze each segment’s results of operations. This new metric consists of operating income adjusted for amortization of acquisition related intangibles and corporate administrative and other costs. All periods presented have been adjusted to reflect this new measure. Depreciation and amortization for the segments changed as a result of this new metric removing amortization associated with intangible assets from the total for the segments.

In early 2013, TSYS embarked on two corporate-wide initiatives that impact more than one operating segment. One initiative is a multi-year, multi-phase initiative that consists of enhancing TSYS’ issuing processing platforms. The other is an innovation initiative focused on enhancing existing product and service offerings through several new product concepts and ideas on how to change existing processes. The costs associated with these two new initiatives are not allocated to the operating segments, but are combined, along with the existing corporate administration, in a grouping titled “Corporate Administration and Other.” This is a change the CODM requested and is used to evaluate performance and assess resources starting in the first quarter of 2013. The following operating results by segment comparison reflects the change in segment reporting from these initiatives, including the 2012 results.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenues before reimbursable items
North America Services	$217,257	203,497	637,379	613,111
International Services	95,399	98,184	281,201	293,722
Merchant Services	113,650	107,786	335,903	303,842
NetSpend	103,706	—	103,706	—
Intersegment revenues	(3,001)	(3,415)	(9,429)	(10,753)

Revenues before reimbursable items from external customers	$527,011	406,052	1,348,760	1,199,922

Total revenues
North America Services	$252,577	237,625	741,005	717,781
International Services	100,548	102,691	295,731	306,466
Merchant Services	135,616	132,746	404,975	383,167
NetSpend	103,706	—	103,706	—
Intersegment revenues	(4,373)	(5,003)	(13,904)	(15,542)

Revenues from external customers	$588,074	468,059	1,531,513	1,391,872

Depreciation and amortization
North America Services	$18,764	18,583	55,060	55,856
International Services	11,116	14,182	34,424	41,052
Merchant Services	2,890	2,889	9,029	9,385
NetSpend	1,471	—	1,471	—

Segment depreciation and amortization	34,241	35,654	99,984	106,293
Acquisition intangible amortization	24,731	6,919	41,142	18,924
Corporate Administration and Other	475	670	1,364	2,112

Total depreciation and amortization	$59,447	43,243	142,490	127,329

Adjusted segment operating income
North America Services	$82,274	70,080	229,373	210,658
International Services	10,729	8,244	26,448	22,842
Merchant Services	40,230	40,909	118,521	119,036
NetSpend	31,248	—	31,248	—

Total adjusted segment operating income	164,481	119,233	405,590	352,536
Acquisition intangible amortization	(24,731)	(6,919)	(41,142)	(18,924)
NetSpend merger and acquisition operating expenses (non-recurring)	(7,282)	—	(12,009)	—
Corporate Administration and Other	(26,840)	(21,421)	(76,594)	(65,791)

Operating income	$105,628	90,893	275,845	267,821

	At
	September 30, 2013	December 31, 2012
Total assets
North America Services	$3,279,829	1,744,877
International Services	399,368	445,642
Merchant Services	685,400	703,725
NetSpend	1,624,850	—
Intersegment eliminations	(2,234,561)	(870,406)

Total assets	$3,754,886	2,023,838

Revenues by Geographic Area

Revenues for North America Services and Merchant Services include electronic payment processing and other services provided from the United States to clients domiciled in the United States or other countries. Revenues for International Services include electronic payment processing and other services provided from facilities outside the United States to clients based predominantly outside the United States. Revenues for NetSpend include a portion of transaction fees and interchange fees received by Issuing Banks along with other products and services provided to customers domiciled in the United States.

The following geographic data presents revenues based on the domicile of the Company’s customers:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
United States	$417.6	305.7	1,035.7	915.0
Europe*	72.0	71.1	213.1	217.9
Canada	61.8	55.0	179.6	156.8
Japan*	17.7	21.1	50.9	59.0
Mexico	4.6	2.9	12.9	7.9
Other*	14.4	12.3	39.3	35.3

Total	$588.1	468.1	1,531.5	1,391.9

*	Revenues are impacted by movements in foreign currency exchange rates.

The following tables reconcile geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended September 30,
	North America Services		International Services		Merchant Services		NetSpend
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
United States	$178.0	172.6	—	—	135.8	133.1	103.7	—
Europe*	0.2	0.2	71.8	70.9	—	—	—	—
Canada	61.8	54.9	—	—	0.1	0.1	—	—
Japan*	—	—	17.7	21.1	—	—	—	—
Mexico	4.6	2.9	—	—	—	—	—	—
Other*	4.0	2.4	10.2	9.8	0.2	0.1	—	—

Total	$248.6	233.0	99.7	101.8	136.1	133.3	103.7	—

	Nine months ended September 30,
	North America Services		International Services		Merchant Services		NetSpend
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
United States	$526.0	530.5	—	—	406.0	384.5	103.7	—
Europe*	0.6	0.5	212.5	217.4	—	—	—	—
Canada	179.5	156.7	—	—	0.1	0.1	—	—
Japan*	—	—	50.9	59.0	—	—	—	—
Mexico	12.8	7.9	—	—	—	—	—	—
Other*	10.0	7.4	29.0	27.5	0.4	0.4	—	—

Total	$728.9	703.0	292.4	303.9	406.5	385.0	103.7	—

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	At
(in millions)	September 30, 2013	December 31, 2012
United States	$200.6	191.7
Europe*	46.7	51.3
Japan*	6.2	9.5
Other*	6.4	7.9

Total	$259.9	260.4

*	Total assets are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and nine months ended September 30, 2013 and 2012, respectively, the Company did not have any major customers.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees. The grants to certain key employees were issued under nonvested stock bonus awards for services to be provided in the future by such officers and employees. In connection with the NetSpend acquisition, the Company issued replacement shares, a portion of which was allocated to the purchase price and a portion of which is for services to be provided in the future. Refer to Note 5 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $12.9 million and $5.1 million during the first nine months of 2013 and 2012, respectively, related to software and other peripheral hardware.

Note 9 — Commitments and Contingencies

Refer to Note 19 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions under ASC 740 as of September 30, 2013 was $2.5 million. Refer to Note 6 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next year.

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

While TSYS and the other defendants believe that each of the Actions is without merit, in an effort to minimize the cost and expense of any litigation relating to such Actions, on May 29, 2013, the defendants reached an agreement in principle with the plaintiffs regarding settlement of the Actions. In connection with the settlement contemplated by that agreement in principle, as set forth in a Memorandum of Understanding, dated as of May 29, 2013, and, later, a Settlement Agreement, dated as of September 20, 2013 (the “Settlement Agreement”), the Actions and all claims asserted therein will be dismissed. In addition, pursuant to the terms of the Settlement Agreement, TSYS and/or NetSpend, where applicable, agreed (a) to make certain amendments to the Merger Agreement; (b) that, consistent with the terms of the Merger Agreement, prior to the receipt of approval of the NetSpend stockholders, NetSpend could furnish information to, and engage in discussions and negotiations with, third parties who make unsolicited bona fide acquisition proposals if certain conditions were met; (c) that the special meeting of NetSpend stockholders that was scheduled to be held on May 31, 2013 would be adjourned to June 18, 2013; (d) that NetSpend would not take certain positions with respect to any appraisal proceeding perfected under Delaware law; (e) that certain information would be provided to counsel for the plaintiffs in the Actions in connection with any perfected appraisal proceeding; and (e) without admitting that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, that they would acknowledge that the filing and prosecution of the Actions were the cause, in whole or in part, of certain supplemental disclosures made in connection with the proposed merger. Following submission of the Settlement Agreement to the Court of Chancery, on October 4, 2013, the Court entered an order scheduling further proceedings related to the settlement. Among other things, the Court scheduled a hearing for December 18, 2013 to consider whether or not to approve the settlement as proposed. There can be no assurance that the court will approve the settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle.

Note 10 — Acquisitions

Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2012, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for a discussion regarding acquisitions.

On July 1, 2013, TSYS acquired all the outstanding voting stock of NetSpend, which previously operated as a publicly traded company and is a leading provider of GPR prepaid debit and payroll cards and related financial services to underbanked consumers in the U.S. The acquisition complements the Company’s existing presence in the prepaid processing space. The results of the newly acquired business are being reported by TSYS as a new operating segment titled NetSpend.

Under terms of the Merger Agreement, TSYS acquired 100 percent ownership of NetSpend for approximately $1.4 billion, including $1.2 billion of cash to shareholders, $70.7 million of cash for payment to holders of stock options and awards, $58.3 million of cash for repayment of NetSpend’s revolving credit facility and $15.6 million in replacement stock options and awards. NetSpend shareholders received $16.00 in cash for each share of NetSpend common stock. There were 1.6 million NetSpend shares held by five shareholders who have asserted appraisal (or dissenters’) rights with respect to their NetSpend shares, for a preliminary value of $25.7 million at $16.00 per share that were not funded at the closing of the acquisition.

Under the terms of the Merger Agreement, the Company replaced unvested share-based awards for certain current employees of NetSpend. The following table provides a list of all replacement awards and the estimated fair value of those awards issued in conjunction with the acquisition of NetSpend:

	Number of Shares and Options Issued	Fair Value (in millions)
Time-based restricted stock	870,361	$21.5
Non-qualified stock options	530,696	8.4
Incentive stock options	529,452	5.3
Performance-based restricted stock	87,356	2.2

Total	2,017,865	$37.4

The portion of the fair value of the replacement awards related to services provided prior to the business combination was included in the total purchase price. The portion of the fair value associated with future service is recognized as expense over the future service period, which varies by award. The Company determined that $15.6 million ($11.1 million net of tax) of the replacement awards was related to services rendered prior to the business combination.

The goodwill amount of $1.0 billion arising from the acquisition consists largely of expansion of customer base, differentiation in market opportunity and economies of scale expected from combining the operations of TSYS and NetSpend. All of the goodwill was assigned to TSYS’ new NetSpend segment. The goodwill recognized is not expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for NetSpend and the preliminary recognized amounts of the identifiable assets acquired and liabilities assumed on July 1, 2013 (the acquisition date). These amounts will remain preliminary until the valuation analysis has been finalized. The measurement period during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment ends one year following the acquisition date. The Company continues to evaluate consideration paid, deferred taxes, goodwill and financial liabilities.

(in thousands)
Consideration
Cash	$1,355,270
Equity instruments	15,557
Dissenting shareholder liability*	25,723

Fair value of total consideration transferred	$1,396,550

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$40,611
Accounts receivable, net	11,335
Property, equipment and software	11,657
Identifiable intangible assets	480,075
Deferred tax asset	10,165
Other assets	33,626
Deferred tax liability	(155,945)
Financial liabilities	(62,452)

Total identifiable net assets	369,072
Goodwill	1,027,478

$1,396,550

*	Represents 1.6 million NetSpend shares held by dissenting shareholders

Identifiable intangible assets acquired in the NetSpend acquisition include channel relationships, current technology, a prospect database, the NetSpend trade name and non-compete agreements.

The identifiable intangible assets had no significant estimated residual value. These intangible assets are being amortized over their estimated useful lives of five to eight years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets. The fair value of the acquired identifiable intangible assets of $480.1 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. The fair values and useful lives of the identified intangible assets were primarily determined using forecasted cash flows, which included estimates for certain assumptions such as revenues, expenses, attrition rates and royalty rates. The estimated fair value of identifiable intangible assets acquired in the acquisitions and the related estimated weighted average useful lives are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Channel relationships	$317.9	8.0
Covenants-not-to-compete	11.5	6.0
Current technology	78.7	7.0
Database	28.0	5.0
Trade name	44.0	5.0

Total acquired identifiable intangible assets	$480.1	7.3

The fair value measurement of the identifiable intangible assets represents Level 2 and Level 3 measurements as defined in ASC 820. Key assumptions include (a) cash flow projections based on market participant and internal data, (b) a discount rate of 11%, (c) a pre-tax royalty rate range of 2.5-7.0%, (d) attrition rates of 5%-40%, (e) an effective tax rate of 40%, and (f) a terminal value based on a long-term sustainable growth rate of 3%.

In connection with the acquisition, TSYS incurred $12.0 million in acquisition-related costs primarily related to professional legal, finance, and accounting costs. These costs were expensed as incurred and are included in merger and acquisition expenses on the income statement for the nine months ended September 30, 2013.

Pro Forma Result of Operations

The amounts of NetSpend revenue and earnings included in TSYS’ consolidated income statement for the three and nine months ended September 30, 2013, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2012 are:

	Actual		Supplemental pro forma
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
(in thousands, except per share data)
Revenue	$588,074	468,059	588,074	552,952

Net income attributable to TSYS common shareholders	$64,350	60,312	68,935	47,085

Basic EPS attributable to TSYS common shareholders	$0.34	0.32	0.37	0.25

Diluted EPS attributable to TSYS common shareholders	$0.34	0.32	0.36	0.25

	Actual		Supplemental pro forma
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(in thousands, except per share data)
Revenue	$1,531,513	1,391,872	1,753,556	1,653,257

Net income attributable to TSYS common shareholders	$179,095	183,418	182,668	139,951

Basic EPS attributable to TSYS common shareholders	$0.95	0.97	0.97	0.74

Diluted EPS attributable to TSYS common shareholders	$0.94	0.97	0.95	0.73

The unaudited pro forma financial information presented above does not purport to represent what the actual results of our operations would have been if the acquisition of NetSpend’s operations had occurred prior to January 1, 2012, nor is it indicative of the future operating results of TSYS. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, the application of accounting policies; and depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets.

The pro forma adjustments do not reflect the following material items that result directly from the acquisition and which impacted our statement of operations following the acquisition:

•	Acquisition and related financing transaction costs relating to fees to investment bankers, attorneys, accountants, and other professional advisors, and other transaction-related costs that were not capitalized as deferred financing costs; and

•	The effect of anticipated cost savings or operating efficiencies expected to be realized and related restructuring charges such as technology and infrastructure integration expenses, and other costs related to the integration of NetSpend into TSYS.

Note 11 — Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$64,350		60,312
Less income allocated to nonvested awards	(605)	605	(191)	191

Net income allocated to common stock for EPS calculation (a)	$63,745	605	60,121	191

Average common shares outstanding (b)	187,726	1,799	187,269	609

Basic EPS (a)/(b)	$0.34	0.34	0.32	0.31

Diluted EPS:
Net income attributable to TSYS common shareholders	$64,350		60,312
Less income allocated to nonvested awards	(601)	601	(191)	191

Net income allocated to common stock for EPS calculation (c)	$63,749	601	60,121	191

Average common shares outstanding	187,726	1,799	187,269	609
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,758		1,218

Average common and common equivalent shares outstanding (d)	189,484	1,799	188,487	609

Diluted EPS (c)/(d)	$0.34	0.33	0.32	0.31

The following table illustrates basic and diluted EPS for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013		2012
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$179,095		183,418
Less income allocated to nonvested awards	(968)	968	(613)	613

Net income allocated to common stock for EPS calculation (a)	$178,127	968	182,805	613

Average common shares outstanding (b)	187,001	1,034	187,911	642

Basic EPS (a)/(b)	$0.95	0.94	0.97	0.96

Diluted EPS:
Net income attributable to TSYS common shareholders	$179,095		183,418
Less income allocated to nonvested awards	(962)	962	(611)	611

Net income allocated to common stock for EPS calculation (c)	$178,133	962	182,807	611

Average common shares outstanding	187,001	1,034	187,911	642
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,565		1,138

Average common and common equivalent shares outstanding (d)	188,566	1,034	189,049	642

Diluted EPS (c)/(d)	$0.94	0.93	0.97	0.95

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 3.0 million and 1.8 million common shares for the three and nine months ended September 30, 2013, respectively, and excludes 2.9 million common shares for the three and nine months ended September 30, 2012, because their inclusion would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing payment processing, merchant services and related services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked consumers. The Company’s services are provided through four of the Company’s operating segments: North America Services, International Services, Merchant Services and NetSpend.

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services in the United States to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company’s Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States.

On July 1, 2013, TSYS completed its acquisition of all the outstanding stock of NetSpend Holdings, Inc. (“NetSpend”). NetSpend operates as a single reportable business segment and provides general GPR prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers in the United States. The products NetSpend manages provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. NetSpend has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States.

TSYS acquires other companies as part of its strategy for growth. Refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements for more information on TSYS’ acquisition in 2013.

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (SEC).

A summary of the financial highlights for 2013, as compared to 2012, is provided below:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Total revenues	$588.1	468.1	25.6%	1,531.5	1,391.9	10.0%
Operating income	105.6	90.9	16.2	275.8	267.8	3.0
Net income attributable to TSYS common shareholders	64.4	60.3	6.7	179.1	183.4	(2.4)
Basic earnings per share (EPS)	0.34	0.32	5.8	0.95	0.97	(2.1)
Diluted EPS	0.34	0.32	5.5	0.94	0.97	(2.3)
Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA)[1]	182.1	137.9	32.1	449.9	407.5	10.4
Adjusted cash EPS[2]	0.49	0.36	37.0	1.25	1.09	14.7

[1]	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and stock-based compensation expenses and other non-recurring items.
[2]	Adjusted cash EPS is adjusted cash earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted cash earnings is net income excluding the after-tax impact of stock-based compensation expenses, amortization of acquisition intangibles and other non-recurring items.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	At September 30,
AOF	2013	2012	Percent Change
Consumer Credit	224.2	195.0	15.0%
Retail	26.8	24.1	11.2

Total Consumer	251.0	219.1	14.6
Commercial	38.9	36.3	7.2
Other	16.9	11.1	52.5

Subtotal[1]	306.8	266.5	15.1
Prepaid/Stored Value[2]	110.7	114.3	(3.1)
Government Services[3]	61.6	48.8	26.2
Commercial Card Single Use[4]	41.6	36.8	13.0

Total AOF	520.7	466.4	11.7%

[1]	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single use accounts.
[2]	These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used at a later date. These accounts tend to be the least active of all accounts on file.
[3]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
[4]	Commercial card single use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

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

Critical Accounting Policies and Estimates

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for more information on changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2013.

As a result of the acquisition of NetSpend, the Company adopted the following critical accounting policy:

Cardholders’ reserve

The Company is exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity, as well as losses, due to non-performance of third parties who receive cardholder funds for transmittal to the Issuing Banks (banks that issue MasterCard International or Visa USA, Inc. branded cards to customers). The Company establishes a reserve for the losses it estimates will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to non-delivery of goods or services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. The cardholders’ reserve was approximately $7.2 million as of September 30, 2013. The provision for cardholder losses is included in cost of services in the Consolidated Statements of Income. The Company regularly updates its reserve estimate as new facts become known and events occur that may impact the settlement or recovery of losses.

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

Contractual Obligations

The total liability for uncertain tax positions under Accounting Standards Codification (ASC) 740, “Income Taxes,” as of September 30, 2013 is $2.5 million. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next year.

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

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 eliminates diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of this ASU did not have a material impact on the its financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of this ASU did not have a material impact on the its financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires that, for items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, entities must disclose the effect of reclassification on each affected net income line item. For AOCI reclassification items not reclassified in their entirety into net income, entities must provide a cross reference to other required disclosures. ASU 2013-02 is effective for public companies for annual reporting periods beginning after December 15, 2012 and interim periods in those years. TSYS adopted this ASU on January 1, 2013. There were no reclassifications of AOCI to net income or to other accounts for the three and nine month periods ended September 30, 2013. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Revenues

The Company generates revenues from transaction processing, debit and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for its clients through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenues are impacted by currency translation of foreign operations, as well as doing business in the current economic environment.

Total revenues increased $120.0 million and $139.6 million, or 25.6% and 10.0%, respectively, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The increases in revenues for the three and nine months ended September 30, 2013 include decreases of $6.1 million and $16.5 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2013 were $61.1 million and $182.8 million, respectively, which decreased $944,000, or 1.5%, and $9.2 million, or 4.8%, respectively, compared to $62.0 million and $192.0 million for the same periods last year.

Excluding reimbursable items, revenues increased $121.0 million, or 29.8%, during the three months ended September 30, 2013, compared to the same period in 2012. The 29.8% increase was primarily driven by the acquisition of NetSpend.

Excluding reimbursable items, revenues increased $148.8 million, or 12.4%, during the nine months ended September 30, 2013, compared to 2012. The 12.4% increase in revenues excluding reimbursable items for the nine months ended September 30, 2013, as compared to the same period in 2012, is the result of increases of 13.0% in revenues associated with acquisitions, 5.5% in internal growth and 3.2% in new clients, partially offset by decreases of 7.8% associated with client deconversions and pricing concessions and 1.4% in currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

A significant amount of the Company’s revenues is derived from long-term contracts with large clients by providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. In the first nine months of 2013 and 2012, the Company had no major customers. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. In November 2010, TSYS and Bank of America agreed to a new agreement, during the term of which TSYS expects merchant services revenues from Bank of America to decline as Bank of America transitions its services to its new joint venture. Although the agreement was amended in June 2013 to provide for an extension of its term, TSYS continues to expect merchant services revenues from Bank of America to decline as the continuing deconversion of Bank of America merchants from TSYS progresses.

The loss of Bank of America as a merchant services client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows. However, the loss will have a significant adverse effect on the Merchant Services segment’s financial position, results of operations and cash flows.

Operating Segments

TSYS’ services are provided through its four operating segments: North America Services, International Services, Merchant Services and NetSpend. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s operating segments.

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

These services are provided throughout the period of each account’s use, starting from a card-issuing client processing an application for a card. Services may include processing the card application, initiating service for the cardholder, processing each card transaction for the issuing retailer or financial institution and accumulating the account’s transactions. Fraud management services monitor the unauthorized use of accounts which have been reported to be lost, stolen, or which exceed credit limits. Fraud detection systems help identify fraudulent transactions by monitoring each accountholder’s purchasing patterns and flagging unusual purchases. Other services provided include customized communications to cardholders, information verification associated with granting credit, debt collection and customer service.

TSYS’ revenues in its North America Services and International Services segments are derived from electronic payment processing. There are certain basic core services directly tied to accounts on file and transactions. These are provided to all of TSYS’ processing clients. The core services begin with an account on file.

The core services include housing an account on TSYS’ system (AOF), authorizing transactions (authorizations), accumulating monthly transactional activity (transactions) and providing a monthly statement (statement generation). From these core services, TSYS’ clients also have the option to use fraud and portfolio management services. Collectively, these services are considered volume-based revenues.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients (also referred to as internal growth) and sales to new clients and the related account conversions. This segment has one major customer for the three and nine month periods ended September 30, 2013.

Below is a summary of the North America Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Total revenues	$252.6	237.6	6.3%	$741.0	717.8	3.2%
Adjusted segment operating income[1]	82.3	70.1	17.3	229.4	210.7	8.9
Adjusted segment operating margin[2]	32.6%	29.5%		31.0%	29.4%
Key indicators:
AOF				461.4	413.4	11.6
Transactions	2,395.8	2,036.6	17.6	6,644.2	5,907.7	12.5

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by total revenues.

The 6.3% and 3.2% increases in total segment revenues for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, are driven by increases in revenues associated with new business and internal growth, partially offset by client portfolio deconversions, pricing concessions, and decreases in reimbursable items. Reimbursable items for the three months ended September 30, 2013 were $35.3 million, an increase of $1.2 million, or 3.6%, compared to $34.1 million for the same period last year. Reimbursable items for the nine months ended September 30, 2013 were $103.6 million, a decrease $1.1 million, or 1.0%, compared to $104.7 million for the same period last year.

Excluding reimbursable items, revenues increased $13.7 million and $24.3 million, or 6.8% and 4.0%, respectively, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.

The increase in adjusted segment operating income for the three and nine months ended September 30, 2013, as compared to 2012, is driven by an increase in revenues while expenses remained flat.

For the nine months ended September 30, 2013, approximately 50.2% of revenues before reimbursable items of TSYS’ North America Services segment are driven by the volume of accounts on file and transactions processed and approximately 49.8% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Volume-based revenues	$111.3	101.6	9.6%	$320.0	301.0	6.3%

Non-volume related revenues:
Processing fees	49.6	45.3	9.5	145.7	136.3	6.9
Value-added, custom programming, licensing and other	26.5	29.7	(10.9)	83.7	90.8	(7.9)
Output and managed services	29.9	26.9	11.1	88.0	85.0	3.5

Total non-volume related revenues	106.0	101.9	4.0	317.4	312.2	1.7

Total revenues before reimbursable items	217.3	203.5	6.8	637.4	613.1	4.0
Reimbursable items	35.3	34.1	3.6	103.6	104.7	(1.0)

Total Revenues	$252.6	237.6	6.3%	$741.0	717.8	3.2%

International Services

The International Services segment provides issuer and merchant card solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has one major customer for the three and nine months ended September 30, 2013.

Below is a summary of the International Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Total revenues	$100.5	102.7	(2.1)%	$295.7	306.5	(3.5)%
Adjusted segment operating income[1]	10.7	8.2	29.7	26.4	22.8	16.0
Adjusted segment operating margin[2]	10.6%	8.0%		8.9%	7.4%
Key indicators:
AOF				59.3	53.0	12.0
Transactions	525.5	415.1	26.6	1,452.2	1,200.5	21.0

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by total revenues.

The 2.1% decrease in total segment revenues for the three months ended September 30, 2013, as compared to the same period in 2012, is driven by a decrease of $6.1 million associated with currency translation, as well as decreases associated with client deconversions. These decreases are partially offset by an increase associated with internal growth. Reimbursable items for the three months ended September 30, 2013 were $5.1 million, an increase of $642,000, or 14.2%, compared to $4.5 million for the same period last year.

Excluding reimbursable items, revenues decreased $2.8 million, or 2.8%, for the three months ended September 30, 2013, as compared to the same period in 2012.

The 3.5% decrease in total segment revenues for the nine months ended September 30, 2013, as compared to the same period in 2012, is driven by decreases of $16.5 million associated with currency translation, as well as decreases associated with client deconversions. Reimbursable items for the nine months ended September 30, 2013 were $14.5 million, an increase of $1.8 million, or 14.0%, compared to $12.7 million for the same period last year. Excluding reimbursable items, revenues decreased $12.5 million, or 4.3%, respectively for the nine months ended September 30, 2013, as compared to the same period in 2012. The 4.3% decrease in revenues excluding reimbursable items for the nine months ended September 30, 2013, as compared to the same period in 2012, is the result of decreases in revenues of 5.7% associated with currency translation and 4.9% associated with client deconversions and pricing concessions, partially offset by an increase of 8.0% associated with internal growth.

The increases in adjusted segment operating income for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, are driven primarily from changes in foreign currency exchange rates and decreases in depreciation and amortization.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

For the nine months ended September 30, 2013, approximately 49.1% of the revenues before reimbursable items of TSYS’ International Services segment, are driven by the volume of accounts on file and transactions processed and approximately 50.9% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Volume-based revenues	$48.1	48.0	0.3%	$138.0	141.5	(2.5)%

Non-volume related revenues:
Processing fees	16.7	15.6	6.9	50.3	44.8	12.3
Value-added, custom programming, licensing and other	20.9	24.8	(15.6)	63.0	72.1	(12.6)
Output and managed services	9.7	9.8	(0.9)	29.9	35.3	(15.3)

Total non-volume related revenues	47.3	50.2	(5.9)	143.2	152.2	(5.9)

Total revenues before reimbursable items	95.4	98.2	(2.8)	281.2	293.7	(4.3)
Reimbursable items	5.1	4.5	14.2	14.5	12.8	14.0

Total Revenues	$100.5	102.7	(2.1)%	$295.7	306.5	(3.5)%

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

The revenues of the Merchant Services segment increased due to the acquisitions of Central Payment Co., LLC (CPAY) and Propay, Inc. (ProPay) in 2012. For more information on these acquisitions, please see Note 24 in the Notes to Consolidated Financial Statements which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

Below is a summary of the Merchant Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Percent Change	2013	2012	Percent Change
Total revenues	$135.6	132.7	2.2%	$405.0	383.2	5.7%
Adjusted segment operating income[1]	40.2	40.9	(1.7)	118.5	119.0	(0.4)
Adjusted segment operating margin[2]	29.6%	30.8%		29.4%	31.2%
Key indicators:
POS transactions	1,090.0	1,225.1	(11.0)	3,325.2	3,724.5	(10.7)
Dollar sales volume	$10,963.2	9,946.5	10.2	$32,123.2	27,956.5	14.9

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by total revenues.

Total segment revenues for the three months ended September 30, 2013, as compared to the same period in 2012, increased 2.2%, and was driven primarily by increases in revenues associated with acquisitions which was offset by decreases associated with client deconversions. Reimbursable items for the three months ended September 30, 2013 were $22.0 million, a decrease of $3.0 million, or 12.0%, compared to $25.0 million for the same period last year. Excluding reimbursable items, revenues increased $5.9 million, or 5.4%.

Total segment revenues for the nine months ended September 30, 2013, as compared to the same period in 2012, include a decrease in reimbursable items of $10.2 million. Reimbursable items for the nine months ended September 30, 2013 were $69.1 million, a decrease of $10.2 million, or 12.9%, compared to $79.3 million for the same period last year. Excluding reimbursable items, revenues increased $32.1 million, or 10.6%, as the result of increases in revenues of 16.9% associated with acquisitions and 5.6% associated with new business, which was offset by decreases of 10.2% associated with client deconversions and 1.7% associated with price concessions.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

The decrease in adjusted segment operating income for the three and nine months ended September 30, 2013 is the result of an increase in expenses associated with the merchant platform migration expected to be finalized in 2014.

For the nine months ended September 30, 2013, approximately 93.0% of the revenues of TSYS’ Merchant Services segment, are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 7.0% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

NetSpend

The NetSpend segment is a program manager for FDIC-insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers, and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs and contractual relationships with corporate employers.

The NetSpend segment’s revenues primarily consist of a portion of the service fees and interchange revenues received by NetSpend’s prepaid card Issuing Banks in connection with the programs managed by this segment. Cardholders are charged fees for transactions including fees for PIN and signature-based purchase transactions made using their prepaid cards, for ATM withdrawals or other transactions conducted at ATMs, for balance inquiries, and monthly maintenance fees among others. Cardholders are also charged fees associated with additional products and services offered in connection with certain cards including the use of overdraft features, bill payment options, custom card designs and card-to-card transfers of funds initiated through call centers. The NetSpend segment also earns revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their cards. Subject to applicable law, interchange fees are fixed by the networks.

Below is a summary of the NetSpend segment:

Three and nine months ended September 30,
(in millions)	2013
Total revenues	$103.7
Adjusted segment operating income[1]	31.2
Adjusted segment operating margin[2]	30.1%
Key indicators:
Number of active cards	2.8
Number of active cards with direct deposit	1.3
Percentage of active cards with direct deposit	45.6%
Gross dollar volume	$3,780.9

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by total revenues.

The results noted above are for the period from July 1, 2013, the date that TSYS acquired NetSpend, through September 30, 2013. Number of active cards represents the total number of prepaid cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination. Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination. Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using the prepaid cards the NetSpend segment manages.

NetSpend segment revenues totaled $103.7 million with 74.9% of revenues derived from fees charged to cardholders and 25.1% of revenues derived from interchange. Service fee revenues are driven by the number of active cards which totaled approximately 2.8 million as of September 30, 2013, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $3.8 billion for the three months ended September 30, 2013. Substantially all of the NetSpend segment revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Cardholder funds and deposits related to NetSpend’s prepaid products are held at FDIC-insured Issuing Banks for the benefit of the cardholders. NetSpend currently has active agreements with seven Issuing Banks.

NetSpend’s prepaid card business derived approximately one-third of its revenues from cardholders acquired through one of its third-party distributors.

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

The Company’s cost of services increased 25.0% and 9.1% for the three and nine months ended September 30, 2013, respectively, compared to $315.7 million and $946.6 million for the same periods last year. The Company’s selling, general and administrative expenses increased 31.8% and 19.4% for the three and nine months ended September 30, 2013, respectively, compared to $61.1 million and $176.6 million for the same periods last year. The increase in expenses is associated with the acquisitions of CPAY, ProPay and NetSpend.

The Company’s merger and acquisition expenses were $7.3 million and $12.0 million for the three and nine months ended September 30, 2013, respectively, compared to $382,000 and $882,000 for the same periods last year.

Operating Income

Operating income increased 16.2% and 3.0% for the three and nine months ended September 30, 2013 over the same periods in 2012, respectively. The Company’s operating profit margin for both the three and nine months ended September 30, 2013 was 18.0%, compared to 19.4% and 19.2%, respectively, for the same periods last year. TSYS’ operating margin decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, as a result of the costs associated with the NetSpend acquisition and the addition of operating expenses for NetSpend, CPAY and ProPay.

Nonoperating Income (Expense)

Interest income for the three months ended September 30, 2013 was $478,000, an increase of $85,000, compared to $393,000 for the same period in 2012. Changes in interest income are primarily attributable to changes in the amount of cash available for investing. Interest income for the nine months ended September 30, 2013 and September 30, 2012 was $1.1 million.

Interest expense for the three months ended September 30, 2013 was $912,000, an increase of $241,000, compared to $671,000 for the same period in 2012. Interest expense for the nine months ended September 30, 2013 was $2.7 million, an increase of $564,000, compared to $2.2 million for the same period in 2012.

The Company’s interest expense related to the bridge loan facility and bonds was $9.8 million and $19.5 million for the three and nine months ended September 30, 2013, respectively.

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

For the three months ended September 30, 2013 and 2012, the Company recorded net translation losses of approximately $684,000 and $624,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the nine months ended September 30, 2013 and 2012, the Company recorded net translation losses of approximately $612,000 and $2.3 million, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

The balance of the International Services segment’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2013 was approximately $12.4 million, the majority of which is denominated in U.S. Dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of September 30, 2013 was $25.5 million.

The Company recorded a gain on its investments in private equity of $1.2 million for the nine months ended September 30, 2013 as a result of a change in value.

Income Taxes

For a detailed discussion regarding these topics, refer to Notes 1 and 20 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended September 30, 2013 was 32.2%, compared to 33.1% for the same period in 2012. TSYS’ effective income tax rate for the nine months ended September 30, 2013 was 30.5%, compared to 31.3% for the same period in 2012. The differences in the 2013 rates compared to 2012 rates reflect changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $74.8 million as of September 30, 2013. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $2.8 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively. TSYS’ share of income from its equity in equity investments was $9.4 million and $7.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Net Income

Net income for the three months ended September 30, 2013 increased $5.5 million compared to the same period in 2012. Net income for the nine months ended September 30, 2013 decreased $461,000 compared to the same period in 2012.

Net income attributable to non-controlling interest increased $1.4 million and $3.9 million, respectively, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These increases are driven by the acquisition of a majority interest in CPAY.

Net income attributable to TSYS common shareholders for the three months ended September 30, 2013 increased $4.1 million, to $64.4 million, or basic and diluted EPS of $0.34, respectively, compared to $60.3 million, or basic and diluted EPS of $0.32, for the same period in 2012. Net income attributable to TSYS common shareholders for the nine months ended September 30, 2013 decreased $4.3 million, to $179.1 million, or basic and diluted EPS of $0.95 and $0.94, respectively, compared to $183.4 million, or basic and diluted EPS of $0.97, for the same period in 2012.

Non-GAAP Measures

Management evaluates the Company’s operating performance based upon operating margin excluding reimbursables, adjusted cash EPS, and adjusted EBITDA, which are all non-generally accepted accounting principle (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS’ financial performance against budget.

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

The following tables provide a reconciliation of GAAP to our non-GAAP financial measures:

Adjusted Cash Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2013	2012	2013	2012

Net income attributable to TSYS common shareholders
As reported (GAAP)	$64,350	60,312	179,095	183,418

Adjust for amounts attributable to TSYS common shareholders (net of taxes):
Acquisition intangible amortization	16,420	4,383	27,532	12,746
Share-based compensation	6,635	2,489	13,622	8,480

Cash earnings	87,405	67,184	220,249	204,644
NetSpend merger and acquisition expenses	5,424	—	13,934	—

Adjusted cash earnings	$92,829	67,184	234,183	204,644

Basic EPS — Net income attributable to TSYS common shareholders
As reported (GAAP)	$0.34	0.32	0.95	0.97

Adjust for amounts attributable to TSYS common shareholders (net of taxes):
Acquisition intangible amortization	0.09	0.02	0.15	0.07
Share-based compensation	0.04	0.01	0.07	0.05

Cash earnings per share	0.46	0.36	1.17	1.09
NetSpend merger and acquisition expenses	0.03	—	0.07	—

Adjusted cash earnings per share*	$0.49	0.36	1.25	1.09

Average common shares and participating securities	189,525	187,878	188,035	188,553

*	Adjusted cash EPS amounts do not total due to rounding.

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$67,494	62,043	187,205	187,666
Adjusted for:
Deduct: Equity in income of equity investments, net of taxes	(2,792)	(1,957)	(9,357)	(6,983)
Add: Income taxes	30,592	30,228	78,384	84,336
Add: Nonoperating expenses, net	10,334	579	19,613	2,802
Add: Depreciation and amortization	59,447	43,243	142,490	127,329

EBITDA	165,075	134,136	418,335	395,150
Adjust for:
Add: Share-based compensation	9,783	3,722	19,587	12,349
Add: NetSpend merger and acquisition expenses	7,282	—	12,009	—

Adjusted EBITDA	$182,140	137,858	449,931	407,499

Revenues Before Reimbursable Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2013	2012	2013	2012
Operating income (a)	$105,628	90,893	275,845	267,821

Total revenues (b)	$588,074	468,059	1,531,513	1,391,872
Less reimbursable items	61,063	62,007	182,753	191,950

Revenues before reimbursable items (c)	$527,011	406,052	1,348,760	1,199,922

Operating margin (as reported) (a)/(b)	17.96%	19.42%	18.01%	19.24%

Operating margin excluding reimbursables (a)/(c)	20.04%	22.38%	20.45%	22.32%

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

Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2013	2012
Net income	$187,205	187,666
Depreciation and amortization	142,490	127,329
Other noncash items and charges, net	65,387	13,974
Net change in current and other assets and current and other liabilities	(87,597)	5,018

Net cash provided by operating activities	$307,485	333,987

TSYS’ main source of funds is derived from operating activities, specifically net income. The decrease in 2013 in net cash provided by operating activities was primarily the result of the decrease in net income and the net change in current and other assets and current and other liabilities.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The increase in other noncash items and charges is due primarily to increases in deferred income tax expense, share based compensation, dividends received from equity investments, charges for transaction processing provisions, amortization of debt issuance costs, and provisions for fraud and other losses, partially offset by an increase in income of equity investments. The change in accounts receivable at September 30, 2013, as compared to September 30, 2012, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2013	2012
Cash used in acquisitions, net of cash acquired	$(1,314,660)	(66,250)
Additions to contract acquisition costs	(36,824)	(25,700)
Additions to licensed computer software from vendors	(34,412)	(19,385)
Purchases of property and equipment, net	(24,896)	(24,296)
Additions to internally developed computer software	(22,519)	(15,202)
Purchase of private equity investments	(1,146)	(2,370)

Net cash used in investing activities	$(1,434,457)	(153,203)

The major use of cash for investing activities in 2013 was for the acquisition of NetSpend. Other major uses of cash for investing activities in 2013 and 2012 were for the purchase of licensed computer software, and investments in contract acquisition costs associated with obtaining and servicing new or existing clients, the addition of property and equipment, and internal development of computer software. In 2013, several software arrangements were licensed to extend processing capacity in advance of anticipated conversions.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $36.8 million for the nine months ended September 30, 2013, compared to $25.7 million for the nine months ended September 30, 2012. The large increase in contract acquisition costs is the result of increased capitalized conversion costs and client signing incentive additions in the first nine months of 2013.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. During the first nine months of 2013, the Company made an additional investment of $1.1 million compared to $2.4 million for the same period in 2012.

Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2013	2012
Proceeds from long-term borrowings	$1,395,661	158,633
Proceeds from exercise of stock options	27,488	9,451
Excess tax benefit from share-based payment arrangements	2,727	1,236
Subsidiary dividends paid to noncontrolling shareholders	(5,897)	(2,797)
Repurchase of common stock under plans and tax withholding	(6,267)	(61,556)
Debt issuance costs	(13,471)	(1,996)
Dividends paid on common stock	(37,514)	(56,719)
Principal payments on long-term borrowings and capital lease obligations	(82,644)	(188,395)

Net cash provided by (used in) financing activities	$1,280,083	(142,143)

The main sources of cash provided by financing activities in 2013 were the proceeds from borrowings of long-term debt in connection with the NetSpend acquisition. The main uses of cash in 2013 were principal payments on long-term borrowings and capital lease obligations, the payment of dividends, and debt issuance costs. The main sources of cash in 2012 were proceeds from long term borrowings. The main uses of cash from financing activities in 2012 were the principal payments on long-term borrowings and capital lease obligations, repurchase of common stock, and the payment of dividends.

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

During the first nine months of 2013, shares with a value of $6.3 million were withheld upon the vesting of certain equity awards. TSYS added these shares to treasury and paid taxes on behalf of the equity award recipients. The Company did not purchase any shares under its Share Repurchase Plan in 2013.

Dividends

Dividends on common stock of $37.5 million were paid during the nine months ended September 30, 2013, compared to $56.7 million paid during the nine months ended September 30, 2012. The decrease in dividends is due to the acceleration of the payment of the fourth quarter 2012 dividend. The dividend payment was made in December 2012 rather than January 2013 to allow shareholders to benefit from the lower dividend tax rate that expired on December 31, 2012.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.6:1. As of September 30, 2013, TSYS had working capital of $462.9 million compared to $344.2 million at December 31, 2012.

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

While TSYS and the other defendants believe that each of the Actions is without merit, in an effort to minimize the cost and expense of any litigation relating to such Actions, on May 29, 2013, the defendants reached an agreement in principle with the plaintiffs regarding settlement of the Actions. In connection with the settlement contemplated by that agreement in principle, as set forth in a Memorandum of Understanding, dated as of May 29, 2013, and, later, a Settlement Agreement, dated as of September 20, 2013 (the “Settlement Agreement”), the Actions and all claims asserted therein will be dismissed. In addition, pursuant to the terms of the Settlement Agreement, TSYS and/or NetSpend, where applicable, agreed (a) to make certain amendments to the Merger Agreement; (b) that, consistent with the terms of the Merger Agreement, prior to the receipt of approval of the NetSpend stockholders, NetSpend could furnish information to, and engage in discussions and negotiations with, third parties who make unsolicited bona fide acquisition proposals if certain conditions were met; (c) that the special meeting of NetSpend stockholders that was scheduled to be held on May 31, 2013 would be adjourned to June 18, 2013; (d) that NetSpend would not take certain positions with respect to any appraisal proceeding perfected under Delaware law; (e) that certain information would be provided to counsel for the plaintiffs in the Actions in connection with any perfected appraisal proceeding; and (e) without admitting that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, that they would acknowledge that the filing and prosecution of the Actions were the cause, in whole or in part, of certain supplemental disclosures made in connection with the proposed merger. Following submission of the Settlement Agreement to the Court of Chancery, on October 4, 2013, the Court entered an order scheduling further proceedings related to the settlement. Among other things, the Court scheduled a hearing for December 18, 2013 to consider whether or not to approve the settlement as proposed. There can be no assurance that the court will approve the settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse effect on TSYS’ business; (ii) TSYS’ expectation with respect to the timing of the conversion of Bank of America’s consumer card portfolios; (iii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future;; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters; (vi) TSYS’ expectation with respect to the timing of the migration of the merchant platform; (vii) the economies of scale expected from combining the operations of TSYS and NetSpend; (viii) TSYS’ earnings guidance for 2013 total revenues, revenues before reimbursable items, adjusted EBITDA, and adjusted cash EPS, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “will,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of September 30, 2013:

(in millions)	September 30, 2013
Europe	$163.3
China	82.9
Japan	36.9
Mexico	7.1
Canada	1.0
Other	48.8

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

TSYS recorded net translation losses of approximately $684,000 and $612,000 for the three and nine months ended September 30, 2013, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2013 was approximately $12.4 million, the majority of which was denominated in U.S. Dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of September 30, 2013 was $25.5 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $25.5 million as of September 30, 2013.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$255	1,276	2,553	(255)	(1,276)	(2,553)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2013, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended September 30, 2013:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
July 2013	—	$—	12,893	7,107
August 2013	—	—	12,893	7,107
September 2013	—	—	12,893	7,107

Total	—	$—

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

TOTAL SYSTEM SERVICES, INC.

Date: November 6, 2013	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: November 6, 2013	by:	/s/ James B. Lipham
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