Form 10-K
period 2013-12-31
TOTAL SYSTEM SERVICES INC
filed 2014-02-25
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

Commission file number            1-10254

TOTAL SYSTEM SERVICES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1493818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One TSYS Way Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 649-2310

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,469,154,000 based on the closing sale price as reported on the New York Stock Exchange.

As of February 21, 2014, there were 187,858,119 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2013 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2014 Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2014 (“Proxy Statement”)	Part III

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

Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides services to financial and nonfinancial institutions. The services we provide are divided into four operating segments, North America Services, which accounted for 46% of our revenues in 2013, Merchant Services, which accounted for 25% of our revenues in 2013, International Services, which accounted for 19% of our revenues in 2013, and NetSpend, which accounted for 10% of our revenues in 2013. TSYS acquired NetSpend Holdings, Inc. (“NetSpend”) on July 1, 2013. NetSpend provides general purpose reloadable (“GPR”) prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers in the U.S.

Seasonality. Due to the somewhat seasonal nature of the credit card industry, our revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

Intellectual Property. Our intellectual property portfolio is a component of our ability to be a leading provider of transaction processing and other payment-related services. We diligently protect and work to build our intellectual property rights through patent, servicemark and trade secret laws. We also use various licensed intellectual property to conduct our business. In addition to using our intellectual property in our own operations, we grant licenses to certain of our clients to use our intellectual property.

Major Customers. A significant amount of our revenues is derived from long-term contracts with large clients. The loss of one of our large clients could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customer” and “Operating Segments” under the “Financial Review” Section on pages 16 through 21, and Note 21 on pages 66 through 69 of the Annual Report which are incorporated in this document by reference.

Competition. We encounter vigorous competition in providing electronic payment services from several different sources. TSYS’ business is primarily derived from third-party processing for issuers and merchant acquirers. Most of the national market in third party processors is presently being provided by approximately three vendors. We believe that as of December 31, 2013 we are the largest third party card processor in the United States. In addition, we compete with banks and acquirers who choose to process payments in house through proprietary systems and with software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing, bankcard computer service firms and third-party software vendors within the United States and from certain international processors, in-country providers and third-party software vendors with respect to our International Services segment. In addition, payments networks such as Visa, MasterCard and Discover are increasingly offering products and services that compete with our products and services.

Based upon available market share data that includes cards processed in house, we believe that during 2013 we provided issuer processing services for approximately 28% of the domestic consumer credit card accounts in market, 59% of the domestic commercial credit cards issued in market, 84% of the Canadian credit card accounts in market and 21% of credit card accounts in TSYS’ Home European Markets (UK, Ireland, Netherlands, Italy, Germany and Switzerland). With respect to the Merchant Services Segment, we provide third party processing services to merchant acquirers and Independent Sales Organizations (“ISOs”) and we are also a direct merchant acquirer. We believe that we are the second largest processor of merchant accounts and process transactions for approximately 22% of all bankcard accepting merchant locations in the United States. Our direct merchant acquirer business is ranked as the 7th largest merchant acquirer based on active merchant outlets according to The Nilson Report dated March 2013. As a result of the acquisition of NetSpend, TSYS is now the 2nd largest program manager of GPR prepaid cards according to Mercator Advisory Group, as ranked by dollars loaded.

Our major competitor in the card processing industry is First Data Resources, LLC, a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between us and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability and flexibility of infrastructure and servicing capability. Other affiliates of First Data Corporation also compete with us with respect to the provision of merchant services and GPR prepaid card services.

Backlog of Accounts. As of December 31, 2013, we had a pipeline of approximately 96 million accounts which are expected to be converted by December 31, 2014.

Regulation and Examination. Government regulation affects key aspects of our business, in the U.S. as well as internationally. In addition, we are registered with Visa, MasterCard, American Express and the Discover Network as a service provider and are subject to their respective rules which subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive and are qualified in their entirety by reference to the particular statutory or regulatory provision.

Banking Laws and Regulations. Because we provide electronic payment processing services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body comprised primarily of federal banking regulators, and also subject to examination by the various state financial regulatory agencies which supervise and regulate the financial institutions for which we provide electronic payment processing and other payment related services. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.

Money Transmitter and Payment Instrument Laws and Regulations. Our NetSpend business is subject to money transfer and payment instrument licensing regulations. We have obtained licenses to operate as a money transmitter in 44 states and the District of Columbia, and have an application pending in one state. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business.

In those states where we are licensed as a money transmitter, our NetSpend business is subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the money transmitter statutes and we must comply with various requirements, such as those related to the maintenance of a certain level of net worth, surety bonding, selection and oversight of our authorized agents, maintaining permissible investments in an amount equal to our outstanding payment obligations, recordkeeping and reporting and disclosures to consumers. Our NetSpend business is also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, distributors and other third parties, privacy and data security policies and procedures and other matters related to our business.

Privacy and Information Security Regulation. Aspects of our business are also subject, directly or indirectly, to privacy regulation in the United States, the European Union and elsewhere. For example, in the United States, we and our financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act. These requirements limit the manner in which personal information may be collected, stored, used and disclosed. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our U.S. financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers.

Anti-money Laundering and Counter Terrorist Regulation. The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) has issued a rule regarding the applicability of the Bank Secrecy Act’s anti-money laundering provisions to “prepaid access programs.” This rulemaking clarifies the anti-money laundering obligations for entities, such as our NetSpend business and its distributors, engaged in the provision and sale of prepaid access devices like our GPR prepaid debit cards. Our NetSpend business has registered with FinCEN as a money services business. This registration results in our having direct responsibility to maintain and implement an anti-money laundering compliance program.

As are all U.S. persons, we are also subject to regulations imposed by the U.S. Treasury Office Department of Foreign Assets Control (“OFAC”) which prohibit or restrict financial and other transactions with specified countries and designated individuals and entities such as terrorists and narcotics traffickers. We have procedures and controls in place which are designed to protect against having direct business dealings with such prohibited countries, individuals or entities. We also have procedures and controls in place which are designed to allow our processing clients to protect against having direct business dealings with such prohibited countries, individuals or entities.

The Dodd-Frank Act. We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). This legislation, which provides for significant financial regulatory reform, may have a significant and negative impact on us and our clients, which could impact TSYS’ earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on our operations. The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. As of October 1, 2011, in accordance with the Reform Act, the Board capped the maximum U.S. debit interchange fee assessed for debit cards issued by large financial institutions at twenty-one cents plus five basis points, before applying a fraud prevention adjustment of up to an additional one cent. In July 2013, a federal court invalidated these rules and ordered the Board to revise them. However, that order has been stayed, and the rules have been left in place pending the resolution of an expedited appeal filed by the Board with the federal appeals court. It remains difficult to predict the impact that the debit interchange regulations will ultimately have on us, but we do not expect that they will have a significant negative impact on our business.

The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. The CFPB has announced its intent to propose regulations regarding the prepaid industry, although no rule has yet been published. The CFPB’s future actions may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants and thus negatively impact our business. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system. Early indications suggest that the Financial Stability Oversight Council is not focused on regulating entities such as TSYS. However, any such future designation would result in increased regulatory burdens on our business.

State Wage Payment Laws and Regulations. The use of payroll card programs as a means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments. The paycard portion of our NetSpend business includes payroll cards and convenience checks and is designed to allow employers to comply with applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for their use. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on fees and disclosure requirements.

Employees. As of December 31, 2013, we had approximately 9,600 employees.

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

For more information about our business see the “Financial Overview” Section on pages 7 through 9, the “Financial Review” Section on pages 9 through 31 and Note 1, Note 8, Note 15, Note 21, Note 23 and Note 26 of Notes to Consolidated Financial Statements on pages 37 through 46, pages 49 and 50, pages 56 through 58, pages 66 through 69, pages 70 through 76, and page 76 of the Annual Report which are incorporated in this document by reference.

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

Consolidation among financial institutions and retail clients, including the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, or financial institutions which are TSYS clients otherwise ceasing to exist, could materially impact our financial position and results of operation.

Consolidation among financial institutions, particularly in the area of credit card operations, and consolidation in the retail industry, continues to be a major risk. Specifically, we face the risk that our clients may merge with entities that are not our clients, our clients may sell portfolios to entities that are not our clients or our financial institution clients may otherwise cease to exist, thereby negatively impacting our existing agreements and projected revenues with these clients. In addition, consolidation among financial institutions has led to an increasingly concentrated client base at TSYS which results in a changing client mix toward larger clients. Continued consolidation among financial institutions could increase the bargaining power of our current and future clients and further increase our client concentration. Consolidation among financial institutions and retail clients, the nationalization of financial institutions or the seizure by banking regulators of financial institutions and the resulting loss of any significant client by us could have a material adverse effect on our financial position and results of operations.

If we do not successfully renew or renegotiate our agreements with our clients, our business will suffer.

A significant amount of our revenues is derived from long-term contracts with large clients. The financial position of these clients and their willingness to pay for our products and services are affected by general market positions, competitive pressures and operating margins within their industries. When our long-term contracts expire, the time of renewal or renegotiation presents our clients with the opportunity to consider other providers, transition all or a portion of the services we provide in-house or seek lower rates for our services. The loss of our contracts with existing clients or renegotiation of contracts at reduced rates or reduced service levels could have a material adverse effect on our financial position and results of operation.

Economic conditions could adversely affect our business.

A significant portion of our revenues is derived from the number of consumer credit transactions that we process which may be affected by, among other things, overall economic conditions. The payment processing industry depends heavily upon the overall level of consumer, business and government spending to support the necessary volume of payment transactions. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number of transactions involving credit, debit, GPR prepaid debit and other payment-related cards. Future reductions in consumer spending through credit, debit, GPR prepaid debit and other payment-related card usage would likely have a material adverse effect on our financial position and results of operations.

Security and privacy breaches of our systems may damage client relations, our reputation and expose us to financial liability.

The uninterrupted operation of our processing systems and the confidentiality of the client/consumer information that resides on our systems is critical to the successful operation of our business. We have security, backup and recovery systems in place, as well as business continuity plans designed to ensure our systems will not be inoperable. Recently, a number of companies have experienced security breaches in which credit and debit card information has been stolen. Although we have what we believe to be sufficient security around our systems to prevent unauthorized access, third parties may have the technology or know-how to breach the security of the information transmitted in connection with payment processing transactions, and our security measures may not effectively prohibit others from obtaining improper access to this information. An information breach in the system and loss of confidential information could have a longer and more significant impact on our business than a hardware failure. We electronically store personal information, such as credit card numbers and related information, about consumers who are customers of our clients. If we are unable to protect, or our clients or consumers perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth could be materially adversely affected. A security or privacy breach or a system failure may:

•	cause our clients and consumers to lose confidence in our services;

•	harm our reputation;

•	expose us to financial liability, both as a result of litigation and contractually;

•	cause us to modify our protective measures which would increase our expenses; and

•	increase our expenses from potential remediation costs.

Our financial exposure from the items referenced above may either not be insured against or not fully covered through any insurance maintained by us. In addition, our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is damaged. While we believe we use proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information or our intellectual property or assurance that our use of these applications will be sufficient to address the security and privacy concerns of existing and potential clients and consumers.

The ability to adapt technology to changing industry and client needs or trends may affect our competitiveness or demand for our products, which may adversely affect our financial results.

The payment processing market in which we compete is subject to rapid and significant technological changes, developing industry standards and changing client needs and preferences. Also, our clients continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and client changes in order to remain competitive. If we are unable to effectively respond to these changes, the competitiveness of and demand for our services will be materially impaired and may result in our services being removed from the payments value chain. Our inability to respond to new competitors and technological advancements could have a material adverse effect on our financial position and results of operations.

The signing of new significant clients is often costly and time consuming and if we are unable to successfully close these sales our financial results may be adversely affected.

We incur significant up-front expenses and expend substantial time, effort and other resources prior to signing significant payment processing clients. Potential clients generally conduct detailed evaluations of available processing systems and, after we have expended significant resources educating the potential client on our systems, ultimately may determine not to enter into a contract with us. If we are unsuccessful in signing new clients after expending significant expense, time and resources, it could have an adverse effect on our financial results and divert management’s attention from other potential and existing clients. In addition, we incur significant up-front expenses prior to converting a significant client to our processing systems. In the event we enter into a processing contract with a significant client, these expenses will directly affect our earnings results.

The market for our electronic payment services is evolving and may not continue to develop or grow rapidly enough for us to maintain and increase our profitability.

If the number of electronic payment transactions does not continue to grow or if businesses or consumers do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial position and results of operations. We believe future growth in the electronic payments market will be driven by the cost, ease-of-use, and quality of products and services offered to businesses. In order to consistently increase and maintain our profitability, businesses and consumers must continue to adopt our services.

We may not convert and deconvert client’s portfolios as scheduled.

The timing of the conversion of card portfolios of new payment processing clients to our processing systems and the deconversion of existing clients to other systems impacts our revenues and expenses. There is no guarantee that conversions and deconversions will occur as scheduled and this may have a material adverse effect on our financial position and results of operations.

Acquisitions and integrating such acquisitions create certain risks and may affect our financial results.

We have acquired businesses both in the United States and internationally and will continue to explore opportunities for strategic acquisitions in the future. For example, in July 2013, we announced our acquisition of NetSpend. The acquisition and integration of businesses such as NetSpend involve a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). Other risks include the inaccurate assessment of disclosed liabilities, inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002, and personnel turnover.

The success of any future acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating the acquired business with our existing businesses. The integration process may be complex, costly and time consuming. The process of integrating the operations of an acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the acquired companies’ operations could have an adverse effect on our financial position and results of operations.

In addition, the success of any acquisition will depend, in part, on the combined company’s ability to realize the anticipated benefits from the acquisition, including anticipated synergies and costs savings. Furthermore, in order to finance acquisitions, we may incur significant amounts of additional debt.

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

With our 2013 acquisition of NetSpend, we added an aspect to our business to complement our previous presence in the prepaid processing space to include GPR prepaid debit and payroll cards and alternative financial services. The alternative financial services industry, including the prepaid card market, is subject to intense and increasing competition. Our NetSpend business directly competes with a number of companies that market open-loop prepaid debit cards through retail and online distribution. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers who are seeking to integrate more financial services into their product offerings. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid debit card programs. The increased desire of banks, retailers and alternative financial services providers to develop and promote prepaid debit card programs could have an adverse effect on the NetSpend portion of our business. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and decrease the prices of our products and services, which could adversely affect our operating results.

Our NetSpend business relies on certain relationships with issuing banks and distributors. The loss of such relationships or if we are unable to maintain such relationships on terms that are favorable to us, our business, financial position and operating results may be materially adversely affected.

Our NetSpend business relies on arrangements we have with issuing banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to the cards we manage, access to the ATM networks, membership in the card associations and network organizations (collectively, the “Networks”) and other banking services. The majority of our active NetSpend cards are issued through Meta Payment Systems (“MetaBank”). If our relationship with MetaBank deteriorates, it could have an adverse impact on the NetSpend business. If any material adverse event were to affect MetaBank, including as a result of the directives issued by the Office of the Comptroller of the Currency against MetaBank, or one or more of our other issuing banks or if we were to lose MetaBank or one or more of the other issuing banks, we would be forced to find an alternative provider of these critical banking services for our NetSpend business. It may not be possible to find a replacement bank on terms that are acceptable to us or at all. Any change in the issuing banks could disrupt the business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse impact on our results of operations and our financial position.

Furthermore, our NetSpend business depends in large part on establishing agreements with distributors, primarily alternative financial services providers as well as grocery and convenience stores and other traditional retailers. Some of these distributors may endeavor to internally develop their own prepaid debit card programs or enter into exclusive relationships with our competitors to distribute their products. The loss of, or a substantial decrease in revenues from, one or more of our top distributors could have a material adverse effect on the NetSpend business and our operating results.

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

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”). This legislation provides for significant financial regulatory reform. The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. The CFPB recently mandated that supervised financial institutions, including our clients, are required to ensure that their service providers are in compliance with applicable federal consumer laws, which may increase regulatory oversight and our cost of doing business. In addition, the CFPB has announced its intent to propose regulations regarding the prepaid industry, which regulations may have a negative impact on the revenues and financial position of our NetSpend business. Furthermore, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of the Reform Act on TSYS is difficult to estimate. Current and future regulations as a result of the Reform Act may adversely affect our business or operations, directly or indirectly (if, for example, our clients’ businesses and operations are adversely affected).

With respect to our NetSpend business, because each distributor offers prepaid cards and reload services as an agent of NetSpend, our issuing banks or another third party, we do not believe that the distributors are themselves required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other distribution partners. In addition, we understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll cards does not constitute money transmission and so we are not required to obtain a state money transmission license in order to engage in this activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against us or the issuing banks. If the relevant party is unsuccessful in making a persuasive argument that it should not be subject to such licensing requirements, and is therefore deemed to be in violation of one or more of the state money transmitter statutes, it could result in the imposition of fines, the suspension of the relevant party’s ability to offer some or all of our GPR cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which could negatively impact our financial position and results of operations. Furthermore, if the federal government or one or more state governments impose additional legislative or regulatory requirements on our NetSpend business, the issuing banks or the distributors, or prohibit or limit the activities of our NetSpend business as currently conducted, we may be required to modify or terminate some or all of our NetSpend products and services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us.

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

The providers of alternative financial services that distribute our NetSpend products are subject to extensive and complex federal and state regulations and new regulations and/or changes to existing regulations could adversely affect their ability to offer GPR cards through their locations, which in turn could have an adverse impact on our business.

The distributors include a large number of companies in industries that are highly regulated, such as payday lending and it is possible that changes in the legal regime governing such businesses could limit their ability to distribute our NetSpend products or adversely impact their business and thereby have an indirect adverse impact on our NetSpend business. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of “payday loans” and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the Reform Act grants supervisory authority over entities engaged in this activity to the CFPB, which is directed to promulgate regulations which may significantly impact the operations and/or viability of various entities. As a number of our NetSpend distributors are engaged in offering payday loans, further legislative and regulatory restrictions that negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer GPR cards through their locations, potentially resulting in a significant decline in revenue from the NetSpend business.

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

In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our financial position and results of operation.

Fraudulent activities by merchants, prepaid card holders or others and losses from overdrawn cardholder accounts may adversely affect our financial results.

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others, and our prepaid card programs expose us to threats involving the misuse of cards, collusion, fraud and identify theft. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Although a large portion of the fraudulent activity associated with the cards we manage is addressed through the chargeback systems and procedures maintained by the Networks, we are often responsible for other losses due to merchant, cardholder and other types of fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our financial position and results of operations.

Our systems and our third-party providers’ systems may fail which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial position and results of operations Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties could result in loss of revenue, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources.

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

As of December 31, 2013, we and our subsidiaries owned 12 facilities encompassing approximately 1,446,568 square feet and leased 60 facilities encompassing approximately 869,020 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	10	1,350,200	8	213,270
International Services	2	96,368	24	239,734
Merchant Services	—	—	22	316,215
NetSpend	—	—	6	99,801

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

See Note 1, Note 9, Note 15 and Note 21 of Notes to Consolidated Financial Statements on pages 37 through 46, page 50, pages 56 through 58, and pages 66 through 69 and “Property and Equipment” under the “Financial Review” Section on page 25 of the Annual Report which are incorporated in this document by reference.

Item 3.	Legal Proceedings

See Note 15 of Notes to Consolidated Financial Statements on pages 56 through 58 of the Annual Report which is incorporated in this document by reference.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section on page 79, Note 19 of Notes to Consolidated Financial Statements on page 65 and “Stock Performance Graph” on page 80 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

The “Selected Financial Data” Section which is set forth on page 7 of the Annual Report is incorporated in this document by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Financial Overview” and “Financial Review” Sections which are set forth on pages 7 through 31 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.” The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2013, 2012 and 2011 was:

(in millions)	2013	2012	2011
Comprehensive income (loss), net of tax	($1.3)	$3.5	$1.1

Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.

The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2013:

(in millions)	December 31, 2013
Europe	$175.9
China	86.7
Cyprus	50.9
Japan	37.7
Other	6.7

We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 21 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in US dollars and Euros. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation loss of approximately $1.0 million for the year ended December 31, 2013 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2013 was approximately $15.9 million, the majority of which is denominated in Euros.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2013 was $26.3 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $26.3 million at December 31, 2013.

	Effect of Basis Point Change
(in thousands)	Increase in basis point of			Decrease in basis point of
	100	500	1,000	100	500	1,000
Effect on income before income taxes	$263	1,316	2,631	(263)	(1,316)	(2,631)

The foreign currency risks associated with other currencies is not significant.

Interest Rate Risk. We are also exposed to interest rate risk associated with the investing of available cash. We invest available cash in conservative short-term instruments and are primarily subject to changes in the short-term interest rates.

The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The debt obligation’s actual cash flows are denominated in U.S. dollars.

At December 31, 2013	Expected maturity date
Liabilities	2014	2015	2016	2017	2018	Thereafter	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate	$16.8	15.7	0.3	0.0	550.0	550.0	$1,132.8
Average interest rate	3.02%	3.02%	3.02%	3.02%	3.02%	3.02%	3.02%
Variable Rate	$17.5	21.3	30.0	125.0	140.0	—	$333.8
Average interest rate	1.29%	1.29%	1.29%	1.29%	1.29%	—	1.29%

Item 8.	Financial Statements and Supplementary Data

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section, which is set forth on page 79, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Other Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting,” which are set forth on pages 32 through 78 of the Annual Report are incorporated in this document by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2013, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 78 of the Annual Report, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page 77 of the Annual Report, are incorporated in this document by reference.

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

Item 11.	Executive Compensation

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“DIRECTOR COMPENSATION,”

•	“EXECUTIVE COMPENSATION” – “Compensation Discussion and Analysis,” “Compensation Committee Report,” and the Compensation Tables and Narratives, and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Compensation Committee Interlocks and Insider Participation” and “Risk Oversight.”

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

Information pertaining to equity compensation plans is contained in Note 17 of Notes to Consolidated Financial Statements on page 59 of the Annual Report and is incorporated in this document by reference.

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS,” and

•	“PRINCIPAL SHAREHOLDERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Director Independence.”

Item 14.	Principal Accountant Fees and Services

Information included under the following caption in our Proxy Statement is incorporated in this document by reference:

•	“AUDIT AND NON-AUDIT FEES.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial	Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 32 through 78 of the Annual Report.

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Income - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Other Comprehensive Income – Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Equity - Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

2.	Financial Statement Schedules

The following report of independent registered public accounting firm and consolidated financial statement schedule of TSYS are included:

Report of Independent Registered Public Accounting Firm

Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2013, 2012 and 2011

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.6 through 10.32 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2013, by and among TSYS, General Merger Sub, Inc. and NetSpend Holdings Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013

2.2	First Amendment to the Agreement and Plan of Merger, dated as of May 29, 2013, which amended the Agreement and Plan of Merger, dated as of February 19, 2013, by and among TSYS, General Merger Sub, Inc. and NetSpend Holdings, Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated May 29, 2013

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated April 30, 2009

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009

4.1	Indenture, dated as of May 22, 2013, between TSYS and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K dated May 22, 2013

10.1	Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated September 11, 2012

10.2	First Amendment, dated as of April 8, 2013, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.3	Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.4	Voting Agreement, dated as of February 19, 2013, by and among TSYS and JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P., Oak Investment Partners X, Limited Partnership and Oak X Affiliates Fund, L.P., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013

10.5	Commitment Letter, dated as of February 19, 2013, by and among TSYS, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 19, 2013

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.6	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002

10.7	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010

10.8	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008

10.9	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993

10.10	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994

10.11	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008

10.12	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002

10.13	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012

10.14	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006

10.15	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007

10.16	Total System Services, Inc. 2012 Omnibus Plan (formerly named the 2008 Omnibus Plan), incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated May 4, 2012

10.17	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008

10.18	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008

10.19	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008

10.20	Form of Amended and Revised Stock Option Agreement for 2008 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008

10.21	Form of Amended and Revised Stock Option Agreement for 2009 stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.40 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009

10.22	Form of Stock Option Agreement for 2010 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010

10.23	Form of Performance-Based Special Stock Option Agreement for performance-based stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010

10.24	Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011

10.25	Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011

10.26	Form of Stock Option Agreement for 2011 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011

10.27	Form of Performance Share Agreement for 2011 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011

10.28	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007

10.29	Form of Senior Executive Stock Option Agreement for 2012 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

10.30	Form of Senior Executive Performance Share Agreement for 2012 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

10.31	Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

10.32	Form of Senior Executive Performance Share Agreement for 2013 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

13.1	Certain specified pages of TSYS’ 2013 Annual Report to Shareholders which are incorporated herein by reference

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney contained on the signature pages of this 2013 Annual Report on Form 10-K and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Annual Report on Form 11-K for the Total System Services, Inc. Employee Stock Purchase Plan for the year ended December 31, 2013 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report)

101	Interactive Data File

We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Total System Services, Inc.:

Under date of February 25, 2014, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013, which are included in the December 31, 2013 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Atlanta, Georgia

February 25, 2014

Schedule II

Schedule — Valuation and Qualifying Accounts

TOTAL SYSTEM SERVICES, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions
		Changes in
	Balance at	allowances, charges to				Balance at
	beginning	expenses and changes				end
	of period	to other accounts		Deductions		of period
Year ended December 31, 2011:
Provision for doubtful accounts	$1,982	1,899	(1)	(1,773	)(3)	$2,108
Provision for billing adjustments	$2,560	(347	)(1)	(176	)(3)	$2,037
Transaction processing accruals - processing errors	$5,140	3,763	(2)	(3,581	)(3)	$5,322
Deferred tax valuation allowance	$15,434	5,384	(5)	(1,611	)(6)	$19,207
Year ended December 31, 2012:
Provision for doubtful accounts	$2,108	2,045	(1)	(1,539	)(3)	$2,614
Provision for billing adjustments	$2,037	(991	)(1)	251	(3)	$1,297
Transaction processing accruals - processing errors	$5,322	2,803	(2)	(6,401	)(3)	$1,724
Deferred tax valuation allowance	$19,207	526	(5)	(333	)(6)	$19,400
Year ended December 31, 2013:
Provision for doubtful accounts	$2,614	2,375	(1)	(2,232	)(3)	$2,757
Provision for billing adjustments	$1,297	(376	)(1)	(294	)(3)	$627
Transaction processing accruals - processing errors	$1,724	7,458	(2)	(6,773	)(3)	$2,409
Provision for fraud losses	$—	19,737	(1),(4)	(13,953	)(3)	$5,784
Deferred tax valuation allowance	$19,400	549	(5)	—	(6)	$19,949

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in selling, general and administrative expenses and the charges for billing adjustment which are recorded against revenues.
(2)	Amount reflected is the change in transaction processing accruals reflected in cost of services expenses.
(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing accruals reflect actual billing adjustments and processing errors charged against the allowances.
(4)	Includes $7.8 million of fraud losses on July 1, 2013 related to the acquisition of NetSpend.
(5)	Amount represents an increase in the amount of deferred tax assets, which more likely than not, will not be realized.
(6)	Amount represents a decrease in the amount of deferred tax assets, which more likely than not, will not be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
(Registrant)

Date: February 25, 2014	By:	/s/ Philip W. Tomlinson
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

/s/ Philip W. Tomlinson	Date: February 25, 2014
Philip W. Tomlinson,
Principal Executive Officer and Chairman of the Board

/s/ M. Troy Woods	Date: February 25, 2014
M. Troy Woods,
President and Director

/s/ James B. Lipham	Date: February 25, 2014
James B. Lipham,
Senior Executive Vice President and Principal Financial Officer

/s/ Dorenda K. Weaver	Date: February 25, 2014
Dorenda K. Weaver,
Chief Accounting Officer

/s/ James H. Blanchard	Date: February 25, 2014
James H. Blanchard,
Director

/s/ Richard Y. Bradley	Date: February 25, 2014
Richard Y. Bradley,
Director

/s/ Kriss Cloninger III	Date: February 25, 2014
Kriss Cloninger III,
Director

/s/ Walter W. Driver, Jr.	Date: February 25, 2014
Walter W. Driver, Jr.,
Director

/s/ Gardiner W. Garrard, Jr.	Date: February 25, 2014
Gardiner W. Garrard, Jr.,
Director

/s/ Sidney E. Harris	Date: February 25, 2014
Sidney E. Harris,
Director

Date:
William M. Issac
Director

/s/ Mason H. Lampton	Date: February 25, 2014
Mason H. Lampton,
Director

Date:
Connie D. McDaniel
Director

/s/ H. Lynn Page	Date: February 25, 2014
H. Lynn Page,
Director

/s/ John T. Turner	Date: February 25, 2014
John T. Turner,
Director

/s/ Richard W. Ussery	Date: February 25, 2014
Richard W. Ussery,
Director

/s/ James D. Yancey	Date: February 25, 2014
James D. Yancey,
Director