Form 10-K/A
period 2013-12-31
TOTAL SYSTEM SERVICES INC
filed 2014-04-11
CIK 721683

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

EXPLANATORY NOTE

Total System Services, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 25, 2014, to include Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2013 as set forth below and in the attached exhibits. This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.

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

10.2	First Amendment, dated as of April 8, 2013, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.3	Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.4	Voting Agreement, dated as of February 19, 2013, by and among TSYS and JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P., Oak Investment Partners X, Limited Partnership and Oak X Affiliates Fund, L.P., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013

10.5	Commitment Letter, dated as of February 19, 2013, by and among TSYS, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 19, 2013

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.6	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002

10.7	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010

10.8	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008

10.9	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993

10.10	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994

10.11	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008

10.12	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002

10.13	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012

10.14	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006

10.15	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007

10.16	Total System Services, Inc. 2012 Omnibus Plan (formerly named the 2008 Omnibus Plan), incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated May 4, 2012

10.17	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008

10.18	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008

10.19	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008

10.20	Form of Amended and Revised Stock Option Agreement for 2008 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008

10.21	Form of Amended and Revised Stock Option Agreement for 2009 stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.40 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009

10.22	Form of Stock Option Agreement for 2010 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010

10.23	Form of Performance-Based Special Stock Option Agreement for performance-based stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010

10.24	Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011

10.25	Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011

10.26	Form of Stock Option Agreement for 2011 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011

10.27	Form of Performance Share Agreement for 2011 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011

10.28	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007

10.29	Form of Senior Executive Stock Option Agreement for 2012 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

10.30	Form of Senior Executive Performance Share Agreement for 2012 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

10.31	Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

10.32	Form of Senior Executive Performance Share Agreement for 2013 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

13.1	Certain specified pages of TSYS’ 2013 Annual Report to Shareholders which are incorporated herein by reference

21.1	Subsidiaries of Total System Services, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney contained on the signature pages of this 2013 Annual Report on Form 10-K and incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2013

101	Interactive Data File

*	Filed herewith

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

TOTAL SYSTEM SERVICES, INC.

April 11, 2014	By:	/s/ Philip W. Tomlinson
Philip W. Tomlinson,
Principal Executive Officer and Chairman of the Board