Form 10-Q
period 2014-03-31
TOTAL SYSTEM SERVICES INC
filed 2014-05-08
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: April 22, 2014
Common Stock, $0.10 par value	188,738,707 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$274,161	247,700
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.6 million and $3.4 million as of 2014 and 2013, respectively	268,794	255,773
Deferred income tax assets	12,477	14,158
Prepaid expenses and other current assets	89,810	95,109
Current assets of discontinued operations	43,614	41,193

Total current assets	688,856	653,933
Goodwill	1,539,758	1,541,574
Other intangible assets, net of accumulated amortization of $124.8 million and $105.4 million as of 2014 and 2013, respectively	462,027	481,419
Computer software, net of accumulated amortization of $557.4 million and $536.4 million as of 2014 and 2013, respectively	359,806	363,880
Property and equipment, net of accumulated depreciation and amortization of $401.1 million and $391.5 million as of 2014 and 2013, respectively	262,754	259,968
Contract acquisition costs, net of accumulated amortization of $260.6 million and $251.8 million as of 2014 and 2013, respectively	195,706	184,828
Equity investments, net	96,533	94,133
Deferred income tax assets, net	3,903	3,972
Other assets	97,409	87,146
Long-term assets of discontinued operations	14,467	15,715

Total assets	$3,721,219	3,686,568

Liabilities
Current liabilities:
Accounts payable	$51,488	33,651
Current portion of long-term borrowings	34,320	34,257
Accrued salaries and employee benefits	28,879	38,339
Current portion of obligations under capital leases	10,625	22,662
Other current liabilities	195,708	159,170
Current liabilities of discontinued operations	6,675	9,136

Total current liabilities	327,695	297,215
Long-term borrowings, excluding current portion	1,419,742	1,428,251
Deferred income tax liabilities	229,649	228,727
Obligations under capital leases, excluding current portion	6,096	7,500
Other long-term liabilities	83,194	81,600
Long-term liabilities of discontinued operations	1,244	1,197

Total liabilities	2,067,620	2,044,490

Redeemable noncontrolling interest in consolidated subsidiary	23,918	39,652

Commitments and contingencies (Note 10)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,788 and 202,790 issued as of 2014 and 2013, respectively; 188,801 and 187,717 outstanding as of 2014 and 2013, respectively	20,279	20,279
Additional paid-in capital	144,682	165,841
Accumulated other comprehensive income, net	5,320	3,749
Treasury stock, at cost (13,987 and 15,073 shares as of 2014 and 2013, respectively)	(311,779)	(326,996)
Retained earnings	1,748,660	1,718,204

Total shareholders’ equity	1,607,162	1,581,077

Noncontrolling interests in consolidated subsidiaries	22,519	21,349

Total equity	1,629,681	1,602,426

Total liabilities and equity	$3,721,219	3,686,568

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2014	2013
Total revenues	$592,848	448,791

Cost of services	422,883	304,369
Selling, general and administrative expenses	87,963	66,421
Merger and acquisition expenses	1,305	3,481

Total operating expenses	512,151	374,271

Operating income	80,697	74,520
Nonoperating (expenses) income, net	(324)	1,003
Merger and acquisition expenses — bridge loan facility and other financing	(9,489)	(2,743)

Income before income taxes and equity in income of equity investments	70,884	72,780
Income taxes	24,335	17,463

Income before equity in income of equity investments	46,549	55,317
Equity in income of equity investments, net of tax	4,096	3,817

Income from continuing operations, net of tax	50,645	59,134
Income from discontinued operations, net of tax	980	15

Net income	51,625	59,149
Net income attributable to noncontrolling interests	(2,322)	(2,121)

Net income attributable to Total System Services, Inc.
(TSYS) common shareholders	$49,303	57,028

Basic earnings per share (EPS) (Note 12):
Income from continuing operations to TSYS common shareholders	$0.26	0.31
Loss from discontinued operations to TSYS common shareholders	(0.00)	(0.00)

Net Income attributable to TSYS common shareholders	$0.26	0.31

Diluted EPS attributable to TSYS common shareholders (Note 12)
Income from continuing operations to TSYS common shareholders	$0.26	0.31
Loss from discontinued operations to TSYS common shareholders	(0.00)	(0.00)

Net Income attributable to TSYS common shareholders*	$0.26	0.30

Amounts attributable to TSYS common shareholders
Income from continuing operations	$49,321	57,905
Loss from discontinued operations	(18)	(877)

Net Income	$49,303	57,028

*	Diluted EPS amounts do not total due to rounding

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Net income	$51,625	59,149
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,581	(12,646)
Postretirement healthcare plan adjustments	(75)	155
Unrealized gain on available-for-sale securities	570	—

Other comprehensive income (loss)	2,076	(12,491)

Comprehensive income	53,701	46,658
Comprehensive income attributable to noncontrolling interests	2,827	467

Comprehensive income attributable to TSYS common shareholders	$50,874	46,191

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$51,625	59,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,432	42,498
Provisions for fraud and other losses	9,639	—
Share-based compensation	7,611	4,593
Deferred income tax expense	4,751	9,442
Charges for transaction processing provisions	1,826	4,160
Provisions for bad debt expenses and billing adjustments	749	376
Amortization of debt issuance costs	452	2,860
Amortization of bond discount	94	—
Loss on disposal of equipment, net	2	55
Changes in value of private equity investments	(312)	(1,227)
Net gain on foreign currency	(425)	(45)
Excess tax benefit from share-based payment arrangements	(4,037)	(536)
Equity in income of equity investments	(4,096)	(3,817)
Changes in operating assets and liabilities:
Accounts payable	15,738	(30,182)
Prepaid expenses, other current assets and other long-term assets	(3,170)	(32,247)
Accrued salaries and employee benefits	(9,986)	(9,266)
Accounts receivable	(11,418)	5,745
Other current liabilities and other long-term liabilities	28,231	879

Net cash provided by operating activities	148,706	52,437

Cash flows from investing activities:
Additions to contract acquisition costs	(17,903)	(13,666)
Purchases of property and equipment	(13,641)	(6,481)
Additions to internally developed computer software	(9,735)	(5,297)
Additions to licensed computer software from vendors	(5,963)	(29,904)
Purchase of private equity investments	(822)	(411)

Net cash used in investing activities	(48,064)	(55,759)

Cash flows from financing activities:
Purchase of noncontrolling interests	(37,500)	—
Principal payments on long-term borrowings and capital lease obligations	(22,277)	(9,784)
Dividends paid on common stock	(18,788)	—
Repurchase of common stock under plans and tax withholding	(5,173)	(5,501)
Subsidiary dividends paid to noncontrolling shareholders	(2,312)	(953)
Debt issuance costs	—	(3,534)
Excess tax benefit from share-based payment arrangements	4,037	536
Proceeds from exercise of stock options	9,539	2,551

Net cash used in financing activities	(72,474)	(16,685)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	1,015	(4,508)

Net increase (decrease) in cash and cash equivalents	29,183	(24,515)
Cash and cash equivalents at beginning of period	278,230	247,612

Cash and cash equivalents at end of period	307,413	223,097
Less cash and cash equivalents of discontinued operations at end of period	33,252	22,324

Cash and cash equivalents of continued operations at end of period	$274,161	200,773

Supplemental cash flow information:
Interest paid	$10,323	776

Income taxes paid, net	$3,146	15,600

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Business

Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing payment processing, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked consumers. The Company’s services are provided through four operating segments: North America Services, International Services, Merchant Services and NetSpend.

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company’s Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s NetSpend segment provides services to consumers in the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TSYS include the accounts of TSYS and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report, have been included.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

As discussed in Note 2, the Company’s financial statements reflect TSYS Japan and GP Network Corporation (GP Net) as discontinued operations. The Company has segregated the net assets, net liabilities and operating results from continuing operations on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Income for all periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC). Results of interim periods are not necessarily indicative of results to be expected for the year.

Recently Adopted Accounting Pronouncements

On January 1, 2014, the Company adopted Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists” and ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The adoption of these ASUs did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 — Discontinued Operations

The Company is in the process of selling TSYS Japan and GP Net. The decision to sell the businesses in Japan was the result of management’s decision to divest non-strategic businesses and focus resources on core products and services. Both entities were part of the International Services segment.

In accordance with U.S. GAAP, the Company determined that the Japan businesses became discontinued operations in the first quarter of 2014.

The following table presents the main classes of assets and liabilities held for sale as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$33,252	30,530
Other Assets	24,829	26,378
Total Liabilities	7,919	10,333

The following table presents the summarized results of discontinued operations for the three months ended March 31, 2014, as compared to 2013:

	Three months ended March 31,
(in thousands)	2014	2013
Revenues before reimbursable items	$16,248	16,205
Total revenues	16,248	16,205
Operating income	367	383
Income tax (benefit) expense	(44)	383
Income from discontinued operations, net of tax	980	15
Income from discontinued operations, net of tax, attributable to noncontrolling interest	998	892
Loss from discontinued operations, net of tax, attributable to TSYS common shareholders	(18)	(877)

The Unaudited Consolidated Statements of Cash Flows include TSYS Japan and GPNet and are not considered material.

Note 3 — Fair Value Measurement

Refer to Note 2 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding fair value measurement.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2014.

As of March 31, 2014, the Company had recorded goodwill in the amount of $1.5 billion.

The Company had nonrecurring fair value measurements related to discontinued operations. The Company determined that the carrying value of its assets and liabilities held for sale approximate their fair values less costs to sell.

Note 4 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents in domestic accounts	$213,608	191,460
Cash and cash equivalents in foreign accounts	60,553	56,240

Total	$274,161	247,700

As of March 31, 2014 and December 31, 2013, the Company had approximately $5 million in money market accounts which the Company considered cash equivalents. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity as of the time of purchase that they present insignificant risk of changes in value because of changes in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2014	December 31, 2013
Prepaid expenses	$38,379	41,905
Supplies inventory	11,675	12,142
Other	39,756	41,062

Total	$89,810	95,109

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2014	December 31, 2013
Conversion costs, net of accumulated amortization of $131.4 million and $126.5 million as of 2014 and 2013, respectively	$125,288	112,177
Payments for processing rights, net of accumulated amortization of $129.2 million and $125.3 million as of 2014 and 2013, respectively	70,418	72,651

Total	$195,706	184,828

Amortization expense related to conversion costs, which is recorded in cost of services, was $4.3 million and $5.4 million for the three months ended March 31, 2014 and 2013, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2014	December 31, 2013
Deferred revenues	$39,084	36,408
Dissenting shareholder liability *	25,723	25,723
Accrued expenses	25,181	23,265
Dividends payable	19,155	19,508
Other	86,565	54,266

Total	$195,708	159,170

*	Represents 1.6 million NetSpend shares held by dissenting shareholders

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2013	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance March 31, 2014
Foreign currency translation adjustments and transfers from noncontrolling interests	$2,032	1,181	105	1,076	$3,108
Unrealized gain on available-for-sale securities	1,773	904	334	570	2,343
Change in AOCI related to postretirement healthcare plans	(56)	(118)	(43)	(75)	(131)

Total	$3,749	1,967	396	1,571	$5,320

There were no reclassifications of AOCI to net income or to other accounts for the three month period ended March 31, 2014.

Note 5 — Long-Term Borrowings

Refer to Note 12 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding long-term borrowings.

Note 6 — Share-Based Compensation

Refer to Notes 1 and 18 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses for segment reporting purposes. For the three months ended March 31, 2014, share-based compensation was $7.6 million, compared to $4.6 million for the same period in 2013.

Nonvested Share Awards

During the first three months of 2014, the Company issued 596,113 shares of TSYS common stock with a market value of $18.2 million to certain key employees. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

During the first three months of 2013, the Company issued 338,485 shares of TSYS common stock with a market value of $8.0 million to certain key employees. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of three years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting period of the awards.

As of March 31, 2014, there was approximately $44.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.5 years.

Performance-Based Awards

During the first three months of 2014, TSYS authorized a total grant of 201,189 performance shares to certain key executives with a performance-based vesting schedule (2014 performance shares). These 2014 performance shares have a 2014-2016 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and adjusted cash EPS and, if such goals are attained in 2016, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized through the end of 2016.

Stock Option Awards

During the first three months of 2014, the Company granted 914,470 stock options to key TSYS executive officers. The weighted average fair value of the option grants was $7.60 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $30.83; risk-free interest rate of 2.00%; expected volatility of 25.00%; expected term of 6.5 years; and dividend yield of 1.30%. The grants to key TSYS executive officers will vest over a period of three years.

As of March 31, 2014, there was approximately $11.3 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.7 years.

Note 7 — Income Taxes

Refer to Notes 1 and 14 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2009 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2005. There are currently Federal income tax examinations in progress for the years 2009 and 2010 for a subsidiary which TSYS purchased in the prior year. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 32.1% and 23.8% for the three months ended March 31, 2014 and 2013, respectively. The increased rate during the period ended March 31, 2014 is primarily due to changes in discrete items and tax credits.

TSYS has adopted the provisions of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $0.2 million during the three months ended March 31, 2014.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.3 million as of both March 31, 2014 and December 31, 2013. The total amounts of unrecognized income tax benefits as of March 31, 2014 and December 31, 2013 that, if recognized, would affect the effective tax rates are $3.0 million and $2.8 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.2 million for each respective period. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 8 — Segment Reporting and Major Customers

Refer to Note 21 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding segment reporting and major customers.

At TSYS, the chief operating decision maker (CODM) is a group consisting of Senior Executive Management and above. The CODM has decided that all share-based compensation costs should be included in the category “Corporate Administration and Other.” This change is used to evaluate performance and assess resources starting in the first quarter of 2014. Additionally, the Company’s Japan-based entities qualified for discontinued operations treatment during the quarter ended March 31, 2014. The following operating results by segment comparison reflects these changes, including the financial results for 2013. For more information regarding discontinued operations, refer to Notes 2 and 13.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended March 31,
(in thousands)	2014	2013
Revenues before reimbursable items
North America Services	$224,368	205,596
International Services	76,773	76,387
Merchant Services	104,625	109,301
NetSpend	132,640	—
Intersegment revenues	(5,656)	(3,252)

Revenues before reimbursable items from external customers	$532,750	388,032

Total revenues
North America Services	$262,178	239,789
International Services	82,378	80,891
Merchant Services	122,690	132,901
NetSpend	132,640	—
Intersegment revenues	(7,038)	(4,790)

Revenues from external customers	$592,848	448,791

Depreciation and amortization
North America Services	$20,276	18,083
International Services	9,805	10,699
Merchant Services	3,400	3,142
NetSpend	1,735	—

Segment depreciation and amortization	35,216	31,924
Acquisition intangible amortization	24,313	8,532
Corporate Administration and Other	506	396

Total depreciation and amortization	$60,035	40,852

Adjusted segment operating income
North America Services	$74,578	68,748
International Services	4,555	6,861
Merchant Services	30,168	37,636
NetSpend	28,717	—

Total adjusted segment operating income	138,018	113,245
Acquisition intangible amortization	(24,313)	(8,532)
NetSpend merger and acquisition operating expenses (non-recurring)	(1,253)	(3,481)
Corporate Administration and Other	(31,755)	(26,712)

Operating income	$80,697	74,520

	As of
	March 31, 2014	December 31,2013
Total assets
North America Services	$3,248,265	3,215,333
International Services	411,420	417,379
Merchant Services	693,130	676,592
NetSpend	1,588,092	1,596,150
Intersegment eliminations	(2,219,688)	(2,218,886)

Total assets	$3,721,219	3,686,568

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

The following tables reconcile geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended March 31, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$185.3	—	122.5	132.6	$440.4
Europe*	0.2	69.8	—	—	70.0
Canada	62.9	—	0.1	—	63.0
Mexico	3.9	—	—	—	3.9
Other*	3.8	11.5	0.2	—	15.5

Total	$256.1	81.3	122.8	132.6	$592.8

	Three months ended March 31, 2013
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$171.7	—	133.3	—	$305.0
Europe*	0.2	70.7	—	—	70.9
Canada	56.7	—	0.1	—	56.8
Mexico	4.1	—	—	—	4.1
Other*	2.8	9.0	0.2	—	12.0

Total	$235.5	79.7	133.6	—	$448.8

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in millions)	March 31, 2014	December 31, 2013
United States	$210.9	207.4
Europe*	44.8	46.4
Other*	7.1	6.2

Total	$262.8	260.0

*	Total assets are impacted by movements in foreign currency exchange rates.

Major Customers

For the three months ended March 31, 2014 and 2013, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees. The grants to certain key employees were issued under nonvested stock bonus awards for services to be provided in the future by such officers and employees. Refer to Note 6 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $12.7 million during the first three months of 2013 related to software and other peripheral hardware. The company did not acquire any equipment and software under capital lease obligations during the first three months of 2014.

Note 10 — Commitments and Contingencies

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions under ASC 740 as of March 31, 2014 was $2.8 million. Refer to Note 7 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next year.

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

Note 11 — Acquisitions

Refer to Note 23 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding acquisitions.

NetSpend

The Company recognized amounts of the identifiable assets acquired and liabilities assumed on July 1, 2013 (the acquisition date). These amounts will remain preliminary until the valuation analysis has been finalized. The measurement period during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment ends one year following the acquisition date. The Company continues to evaluate consideration paid, deferred taxes, goodwill and financial liabilities. During the quarter ended March 31, 2014, the Company decreased its goodwill by $1.8 million mainly due to adjustments in deferred taxes resulting from changes in state apportionment.

Pro Forma Result of Operations

The amounts of NetSpend revenue and earnings included in TSYS’ consolidated income statement for the year ended December 31, 2013 and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2013 are:

	Actual	Supplemental pro forma
	Three months ended March 31, 2013	Three months ended March 31, 2013
(in thousands, except per share data)
Revenue	$448,791	$566,052

Net income attributable to TSYS common shareholders	$57,028	$57,684

Basic EPS attributable to TSYS common shareholders	$0.31	$0.31

Diluted EPS attributable to TSYS common shareholders	$0.30	$0.30

The unaudited pro forma financial information presented above does not purport to represent what the actual results of our operations would have been if the acquisition of NetSpend’s operations had occurred prior to January 1, 2013, nor is it indicative of the future operating results of TSYS. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.

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

The pro forma adjustments do not reflect the following material items that result directly from the acquisition and which impacted our statement of operations following the acquisition:

•	Acquisition and related financing transactions costs relating to fees to investment bankers, attorneys, accountants, and other professional advisors, and other transaction-related costs that were not capitalized as deferred financing costs; and

•	The effect of anticipated cost savings or operating efficiencies expected to be realized and related restructuring charges such as technology and infrastructure integration expenses, and other costs related to the integration of NetSpend into TSYS.

Redeemable Noncontrolling Interest

On February 11, 2014, the Company acquired an additional 15% equity interest in Central Payment Co., LLC (CPAY) from its privately held owner for $37.5 million, which increased its equity interest in CPAY from 60% to 75%. This purchase reduced the remaining redeemable noncontrolling interest in CPAY to 25% of its total outstanding equity. The pro forma revenue and earnings of this acquisition are not material to the consolidated financial statements.

Note 12 — Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$49,303		57,028
Less income allocated to nonvested awards	(516)	516	(209)	209

Net income allocated to common stock for EPS calculation (a)	$48,787	516	56,819	209

Average common shares outstanding (b)	185,763	1,989	186,108	699

Basic EPS (a)/(b)	$0.26	0.26	0.31	0.30

Diluted EPS:
Net income attributable to TSYS common shareholders	$49,303		57,028
Less income allocated to nonvested awards	(512)	512	(208)	208

Net income allocated to common stock for EPS calculation (c)	$48,791	512	56,820	208

Average common shares outstanding	185,763	1,989	186,108	699
Increase due to assumed issuance of shares related to common equivalent shares outstanding	2,632		1,274

Average common and common equivalent shares outstanding (d)	188,395	1,989	187,382	699

Diluted EPS (c)/(d)	$0.26	0.26	0.30	0.30

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 4.5 million common shares for the three months ended March 31, 2014 and excludes 3.2 million common shares for the three months ended March 31, 2013, because their inclusion would have been anti-dilutive.

Note 13 — Subsequent Events

The Company completed the sale of all of its ownership in GPNet and TSYS Japan in April 2014. The decision to sell the businesses in Japan was the result of management’s decision to divest non-strategic businesses and focus resources on core products and services. Both entities were part of the International Services segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing payment processing, merchant services and related services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked consumers. The Company’s services are provided through four operating segments: North America Services, International Services, Merchant Services and NetSpend.

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company’s Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s NetSpend segment provides GPR prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers in the United States.

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC).

A summary of the financial highlights for 2014, as compared to 2013, is provided below:

	Three months ended March 31,
(in millions)	2014	2013	Percent Change
Total revenues	$592.8	448.8	32.1%
Operating income	80.7	74.5	8.3
Net income attributable to TSYS common shareholders	49.3	57.0	(13.5)
Basic earnings per share (EPS)	0.26	0.31	(14.0)
Diluted EPS	0.26	0.30	(14.6)
Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA)[1]	149.6	123.4	21.2
Adjusted cash EPS[2]	0.38	0.38	(1.1)
Cash flows from operating activities	148.7	52.4	nm *

*	not meaningful
[1]	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and stock-based compensation expenses and other non-recurring items.
[2]	Adjusted cash EPS is adjusted cash earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted cash earnings is net income excluding the after-tax impact of stock-based compensation expenses, amortization of acquisition intangibles and other non-recurring items.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of March 31,
AOF	2014	2013	Percent Change
Consumer Credit	234.8	203.7	15.3%
Retail	27.5	25.2	9.3

Total Consumer	262.3	228.9	14.6
Commercial	40.4	37.9	6.7
Other	19.7	13.4	46.5

Subtotal[1]	322.4	280.2	15.1
Prepaid/Stored Value[2]	120.0	107.3	11.8
Government Services[3]	63.0	59.4	6.1
Commercial Card Single Use[4]	50.8	31.6	60.8

Total AOF	556.2	478.5	16.2%

[1]	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single use accounts.
[2]	These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used as of a later date. These accounts tend to be the least active of all accounts on file.
[3]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
[4]	Commercial card single use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

Financial Review

This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings. For a detailed discussion regarding these topics, refer to our Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Critical Accounting Policies and Estimates

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for more information on changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2014.

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

Contractual Obligations

The total liability for uncertain tax positions under Accounting Standards Codification (ASC) 740, “Income Taxes,” as of March 31, 2014 is $2.8 million. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the next year.

Additionally, the Company has long-term obligations which consist of required minimum future payments under contracts with our distributors and other services providers for the NetSpend segment.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 addresses the accounting for the disposal of a component of an entity or a group of components of an entity. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected not to early adopt ASU 2014-08. The Company does not expect the adoption of this ASU to have a material impact on the its financial position, results of operations or cash flows.

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

Total revenues increased $144.0 million, or 32.1%, respectively, for the three months ended March 31, 2014, compared to the same period in 2013. The increases in revenues for the three months ended March 31, 2014 include an increase of $4.4 million related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three months ended March 31, 2014 were $60.1 million which decreased $661,000, or 1.1%, compared to $60.8 million for the same period last year.

Excluding reimbursable items, revenues increased $144.7 million, or 37.3%, during the three months ended March 31, 2014, compared to 2013. The 37.3% increase in revenues excluding reimbursable items for the three months ended March 31, 2014, as compared to the same period in 2013, is the result of increases of 34.2% in revenues associated with acquisitions, and 3.1% in organic growth.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

A significant amount of the Company’s revenues is derived from long-term contracts with large clients by providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. In the first three months of 2014 and 2013, the Company had no major customers. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On July 19, 2012, TSYS announced that it finalized a master services agreement, with a minimum six year term, with Bank of America to provide processing services for its consumer credit card portfolios in the U.S. In addition, TSYS will continue to process Bank of America’s commercial credit card portfolios in the U.S. and internationally. TSYS plans to complete the conversion of Bank of America’s consumer card portfolio from its in-house processing system in the third quarter of 2014. Following the processing term, the agreement provides Bank of America the option to use the TS2 software pursuant to a license under a long-term payment structure for purposes of processing its consumer card portfolio.

The master services agreement with Bank of America provides for a tiered-pricing arrangement for both the consumer card portfolio, which is expected to be converted in 2014, and the existing commercial card portfolios.

In June 2009, Bank of America announced that it formed a new joint venture to provide merchant services. In November 2010, TSYS and Bank of America agreed to a new agreement, during the term of which TSYS expects merchant services revenues from Bank of America to decline as Bank of America transitions its services to its new joint venture. Effective June 2013, the Company renewed its processing agreement, which includes revenue minimums, with Bank of America for an additional two years.

The loss of Bank of America as a merchant services client is not expected to have a material adverse effect on TSYS’ financial position, results of operations or cash flows. However, the loss will have a significant adverse effect on the Merchant Services segment’s financial position, results of operations and cash flows.

Operating Segments

TSYS’ services are provided through four operating segments: North America Services, International Services, Merchant Services and NetSpend. Refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s operating segments.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients (also referred to as internal growth) and sales to new clients and the related account conversions. This segment has one major customer for the three month period ended March 31, 2014.

Below is a summary of the North America Services segment:

	Three months ended March 31,
(in millions)	2014	2013	Percent Change
Total revenues	$262.2	239.8	9.3%
Revenues before reimbursable items	224.4	205.6	9.1
Adjusted segment operating income[1]	74.6	68.7	8.5
Adjusted segment operating margin[2]	28.4%	28.7%
Key indicators:
AOF	495.5	422.8	17.2
Transactions	2,327.6	2,013.4	15.6

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by total revenues.

The 9.3% increase in total segment revenues for the three months ended March 31, 2014, as compared to the same period in 2013, is driven by increases in revenues associated with new business and internal growth, partially offset by client portfolio deconversions and pricing concessions. Reimbursable items for the three months ended March 31, 2014 were $37.8 million, an increase of $3.6 million, or 10.6%, compared to $34.2 million for the same period last year.

Excluding reimbursable items, revenues increased $18.8 million or 9.1%, for the three months ended March 31, 2014, as compared to the same period in 2013.

The increase in adjusted segment operating income for the three months ended March 31, 2014, as compared to 2013, is driven by an increase in revenues while the operating margin remained relatively flat.

For the three months ended March 31, 2014, approximately 50.0% of revenues before reimbursable items of TSYS’ North America Services segment are driven by the volume of accounts on file and transactions processed and approximately 50.0% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended March 31,
(in millions)	2014	2013	Percent Change
Volume-based revenues	$112.2	102.0	10.0%

Non-volume related revenues:
Processing fees	50.5	47.0	7.4
Value-added, custom programming, licensing and other	27.5	27.2	1.0
Output and managed services	34.2	29.4	16.4

Total non-volume related revenues	112.2	103.6	8.3

Total revenues before reimbursable items	224.4	205.6	9.1
Reimbursable items	37.8	34.2	10.6

Total Revenues	$262.2	239.8	9.3%

International Services

The International Services segment provides issuer and merchant card solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three months ended March 31, 2014.

Below is a summary of the International Services segment:

	Three months ended March 31,
(in millions)	2014	2013	Percent Change
Total revenues	$82.4	80.9	1.8%
Revenues before reimbursable items	76.8	76.4	0.5
Adjusted segment operating income[1]	4.6	6.9	(33.6)
Adjusted segment operating margin[2]	5.5%	8.5%
Key indicators:
AOF	60.7	55.7	9.0
Transactions	517.9	434.0	19.3

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by total revenues.

The 1.8% increase in total segment revenues for the three months ended March 31, 2014, as compared to the same period in 2013, is driven by an increase of $4.2 million associated with currency translation, offset by decreases associated with client deconversions. Reimbursable items for the three months ended March 31, 2014 were $5.6 million, an increase of $1.1 million, or 24.5%, compared to $4.5 million for the same period last year. Excluding reimbursable items, revenues increased approximately $386,000, or 0.5%, respectively, for the three months ended March 31, 2014, as compared to the same period in 2013. The 0.5% increase in revenues excluding reimbursable items for the three months ended March 31, 2014, as compared to the same period in 2013, is the result of an increase from internal growth, partially offset by decreases in client deconversions and pricing concessions.

The increases in adjusted segment operating income for the three months ended March 31, 2014, as compared to the same periods in 2013, are driven primarily from changes in foreign currency exchange rates and decreases in depreciation and amortization.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

For the three months ended March 31, 2014, approximately 41.8% of the revenues before reimbursable items of TSYS’ International Services segment, are driven by the volume of accounts on file and transactions processed and approximately 58.2% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended March 31,
(in millions)	2014	2013	Percent Change
Volume-based revenues	$32.1	30.8	4.2%

Non-volume related revenues:
Processing fees	14.5	16.2	(10.6)
Value-added, custom programming, licensing and other	19.8	18.8	5.5
Output and managed services	10.4	10.6	(2.1)

Total non-volume related revenues	44.7	45.6	(2.0)

Total revenues before reimbursable items	76.8	76.4	0.5
Reimbursable items	5.6	4.5	24.4

Total Revenues	$82.4	80.9	1.8%

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

Below is a summary of the Merchant Services segment:

	Three months ended March 31,
(in millions)	2014	2013	Percent Change
Total revenues	$122.7	132.9	(7.7)%
Revenues before reimbursable items	104.6	109.3	(4.3)
Adjusted segment operating income[1]	30.2	37.6	(19.8)
Adjusted segment operating margin[2]	24.6%	28.3%
Key indicators:
POS transactions	982.2	1,099.1	(10.6)
Dollar sales volume	$10,779.7	10,132.3	6.4

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by total revenues.

Total segment revenues for the three months ended March 31, 2014, as compared to the same period in 2013, include a decrease in reimbursable items of $5.5 million. Reimbursable items for the three months ended March 31, 2014 were $18.1 million, a decrease of $5.5 million, or 23.5%, compared to $23.6 million for the same period last year. Excluding reimbursable items, revenues decreased $4.7 million, or 4.3%, as the result of declines in our indirect line of business due to market factors such as industry consolidation and in-sourcing, partially offset by growth in our direct line of business.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

The decrease in adjusted segment operating income for the three months ended March 31, 2014, as compared to the same period in 2013, is the result of lower revenues and increased employee related expenses.

For the three months ended March 31, 2014, approximately 92.7% of the revenues of TSYS’ Merchant Services segment, are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 7.3% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

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

Below is a summary of the NetSpend segment:

Three months ended March 31,
(in millions)	2014
Total revenues	$132.6
Revenues before reimbursable items	132.6
Adjusted segment operating income[1]	28.7
Adjusted segment operating margin[2]	21.7%
Key indicators:
Number of active cards	3.7
Number of active cards with direct deposit	2.1
Percentage of active cards with direct deposit	57.0%
Gross dollar volume	$6,567.2

1 Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.

2 Adjusted segment operating margin equals adjusted segment operating income divided by total revenues.

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

NetSpend segment revenues totaled $132.6 million with 68.7% of revenues derived from fees charged to cardholders and 31.3% of revenues derived from interchange. Service fee revenues are driven by the number of active cards which totaled approximately 3.7 million as of March 31, 2014, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $6.6 billion for the three months ended March 31, 2014. Substantially all of the NetSpend segment revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

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

The Company’s cost of services increased 38.9% for the three months ended March 31, 2014 compared to $304.4 million for the same period last year. The Company’s selling, general and administrative expenses increased 27.7% for the three months ended March 31, 2014 compared to $69.9 million for the same period last year. The increase in expenses is associated with the acquisition of NetSpend.

The Company’s merger and acquisition expenses were $1.3 million for the three months ended March 31, 2014 compared to $3.5 million for the same period last year.

Operating Income

Operating income increased 8.3% for the three months ended March 31, 2014 over the same period in 2013. The Company’s operating profit margin for the three months ended March 31, 2014 was 13.6%, compared to 16.6% for the same period last year. TSYS’ operating margin decreased for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of the addition of operating expenses for NetSpend.

Nonoperating Income (Expense)

Interest income for the three months ended March 31, 2014 was $242,000, a decrease of $17,000, compared to $259,000 for the same period in 2013. Changes in interest income are primarily attributable to changes in the amount of cash available for investing.

Interest expense for the three months ended March 31, 2014 was $10.3 million, an increase of $6.8 million, compared to $3.5 million for the same period in 2013. The Company’s interest expense on bonds was $8.8 million for the three months ended March 31, 2014.

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

For the three months ended March 31, 2014 and 2013, the Company recorded net translation losses of approximately $143,000 and $46,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

The balance of the International Services segment’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2014 was approximately $14.8 million, the majority of which is denominated in U.S. Dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of March 31, 2014 was $25.2 million.

The Company recorded a gain on its investments in private equity of $312,000 for the three months ended March 31, 2014 as a result of a change in value.

Income Taxes

For a detailed discussion regarding these topics, refer to Notes 1 and 14 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended March 31, 2014 was 32.1%, compared to 23.8% for the same period in 2013. The differences in the 2014 rates compared to 2013 rates reflect changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $79.9 million as of March 31, 2014. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $4.1 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively.

Discontinued Operations

The Company’s Japan-based entities qualified for discontinued operations treatment during the quarter ended March 31, 2014. The assets and liabilities along with the income from operations, net of tax, were removed from continuing operations and disclosed as discontinued operations in the current period and all prior periods presented. There were $980,000 and $15,000 of income from discontinued operations, net of tax, reported in the periods ended March 31, 2014 and 2013, respectively. For more information regarding the Company’s discontinued operations, refer to Notes 2 and 13 in the Notes to Unaudited Consolidated Financial Statements.

Net Income

Net income for the three months ended March 31, 2014 decreased $7.5 million compared to the same period in 2013.

Net income attributable to non-controlling interest increased $201,000 for the three months ended March 31, 2014, compared to the same period in 2013. The increase is driven by the increase in earnings of CPAY.

Net income attributable to TSYS common shareholders for the three months ended March 31, 2014 decreased $7.7 million, to $49.3 million, or basic and diluted EPS of $0.26, compared to $57.0 million, or basic EPS of $0.31 and diluted EPS of $0.30, for the same period in 2013.

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

Revenues Before Reimbursable Items and Operating Margin Excluding Reimbursable Items

	Three months ended March 31,
(in thousands except per share data)	2014	2013
Operating income (a)	$80,697	74,520

Total revenues (b)	$592,848	448,791
Less reimbursable items	60,098	60,759

Revenues before reimbursable items (c)	$532,750	388,032

Operating margin (as reported) (a)/(b)	13.61%	16.60%

Operating margin excluding reimbursables (a)/(c)	15.15%	19.20%

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Adjusted EBITDA

	Three months ended March 31,
(in thousands)	2014	2013
Net income	$51,625	59,149
Adjusted for:
Deduct: Income from discontinued operations	(980)	(15)
Deduct: Equity in income of equity investments, net of taxes	(4,096)	(3,817)
Add: Income taxes	24,335	17,463
Add: Nonoperating expenses	9,813	1,740
Add: Depreciation and amortization	60,035	40,852

EBITDA	140,732	115,372
Adjust for:
Add: Share-based compensation	7,611	4,593
Add: NetSpend merger and acquisition expenses* (non-recurring)	1,253	3,481

Adjusted EBITDA	$149,596	123,446

*	Excludes share-based compensation

Adjusted Cash Earnings Per Share

	Three months ended March 31,
(in thousands except per share data)	2014	2013
Income from continuing operations attributable to
TSYS common shareholders	$49,321	57,905

Adjust for amounts attributable to TSYS common shareholders (net of taxes):
Acquisition intangible amortization, net of taxes	15,813	5,492
Share-based compensation, net of taxes	5,017	3,148

Cash earnings	70,151	66,545
NetSpend merger and acquisition expenses, net of taxes* (non-recurring)	1,204	5,222

Adjusted cash earnings	$71,355	71,767

Basic EPS - Net income attributable to TSYS common shareholders
As reported (GAAP)	$0.26	0.31

Adjust for amounts attributable to TSYS common shareholders (net of taxes):
Acquisition intangible amortization, net of taxes	0.08	0.03
Share-based compensation, net of taxes	0.03	0.02

Cash earnings per share	0.37	0.36
NetSpend merger and acquisition expenses, net of taxes[1] (non-recurring)	0.01	0.03

Adjusted cash earnings per share[2]	$0.38	0.38

Average common shares and participating securities	187,752	186,807

[1]	Certain merger and acquisition costs are nondecductible for income tax purposes
[2]	Adjusted cash EPS amounts do not total due to rounding.

Projected Outlook for 2014

As compared to 2013, TSYS expects its 2014 total revenues to increase by 17-20%, its revenues before reimbursable items to increase by 20%-22%, its adjusted EBITDA to increase by 17%-20%, and its adjusted cash EPS to increase by 10%-12%. The guidance is based on the following assumptions with respect to 2014: (1) there will be no significant movements in the London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients other than included in the 2014 estimate, additional acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; (5) there will be minimal synergies from the NetSpend acquisition for 2014; and (6) the economy will not worsen.

Financial Position, Liquidity and Capital Resources

Cash Flows

The Consolidated Statements of Cash Flows detail the Company’s cash flows from operating, investing and financing activities. TSYS’ primary method of funding its operations and growth has been cash generated from current operations. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures and acquisitions. For more information regarding borrowings, refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements.

Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2014	2013
Net income	$51,625	59,149
Depreciation and amortization	61,432	42,498
Other noncash items and charges, net	16,254	15,861
Net change in current and other assets and current and other liabilities	19,395	(65,071)

Net cash provided by operating activities	$148,706	52,437

TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2014 in net cash provided by operating activities was primarily the result of the net change in current and other assets and current and other liabilities.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The increase in other noncash items and charges is due primarily to increases in deferred income tax expense, share based compensation, dividends received from equity investments, charges for transaction processing provisions, amortization of debt issuance costs, and provisions for fraud and other losses, partially offset by an increase in income of equity investments. The change in accounts receivable as of March 31, 2014, as compared to March 31, 2013, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2014	2013
Additions to contract acquisition costs	$(17,903)	(13,666)
Purchases of property and equipment, net	(13,641)	(6,481)
Additions to internally developed computer software	(9,735)	(5,297)
Additions to licensed computer software from vendors	(5,963)	(29,904)
Purchase of private equity investments	(822)	(411)

Net cash used in investing activities	$(48,064)	(55,759)

The major use of cash for investing activities in 2014 was for investments in contract acquisition costs associated with obtaining and servicing new or existing clients. Other major uses of cash for investing activities in 2014 and 2013 were for the addition of property and equipment, internal development of computer software and the purchase of licensed computer software. In 2013, several software arrangements were licensed to extend processing capacity in advance of anticipated conversions.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $17.9 million for the three months ended March 31, 2014, compared to $13.7 million for the three months ended March 31, 2013. The increase in contract acquisition costs is the result of increased capitalized conversion costs and client signing incentive additions in the first three months of 2014.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. During the first three months of 2014, the Company made an additional investment of $822,000 compared to $411,000 for the same period in 2013.

Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2014	2013
Purchase of noncontrolling interest	$(37,500)	—
Principal payments on long-term borrowings and capital lease obligations	(22,277)	(9,784)
Dividends paid on common stock	(18,788)	—
Repurchase of common stock under plans and tax withholding	(5,173)	(5,501)
Subsidiary dividends paid to noncontrolling shareholders	(2,312)	(953)
Debt issuance costs	—	(3,534)
Excess tax benefit from share-based payment arrangements	4,037	536
Proceeds from exercise of stock options	9,539	2,551

Net cash used in financing activities	$(72,474)	(16,685)

The main uses of cash for financing activities in 2014 were the purchase of noncontrolling interest in CPAY, principal payments on long-term borrowings and capital lease obligations, and the payment of dividends. The main uses of cash in 2013 were principal payments on long-term borrowings and capital lease obligations, the repurchase of stock, and debt issuance costs. The main sources of cash provided by financing activities in 2014 and 2013, respectively, were the proceeds from exercise of stock options.

Borrowings

Refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

During the first three months of 2014, shares with a value of $5.2 million were withheld upon the vesting of certain equity awards. TSYS added these shares to treasury and paid taxes on behalf of the equity award recipients. The Company did not purchase any shares under its Share Repurchase Plan during the first three months of 2014.

Dividends

Dividends on common stock of $18.8 million were paid during the three months ended March 31, 2014, compared to no payments during the three months ended March 31, 2013. The 2012 fourth quarter dividend was accelerated and paid in December 2012 rather than January 2013 to allow shareholders to benefit from the lower dividend tax rate that expired on December 31, 2012.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.1:1. As of March 31, 2014, TSYS had working capital of $361.2 million compared to $356.7 million as of December 31, 2013.

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

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse effect on TSYS’ business; (ii) TSYS’ expectation with respect to the timing of the conversion of Bank of America’s consumer card portfolios; (iii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters; (vi) the economies of scale expected from combining the operations of TSYS and NetSpend; (vii) TSYS’ earnings guidance for 2014 total revenues, revenues before reimbursable items, adjusted EBITDA, and adjusted cash EPS, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “will,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:

•	the material breach of security of any of TSYS’ systems;

•	TSYS incurs expenses associated with the signing of a significant client;

•	internal growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise;

•	TSYS does not convert and deconvert clients’ portfolios as scheduled;

•	risks associated with foreign operations, including adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	consolidation in the financial services and other industries, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and financial institutions which are TSYS clients otherwise ceasing to exist;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and its clients;

•	adverse developments with respect to the payment card industry in general, including a decline in the use of cards as a payment mechanism;

•	the impact of potential and completed acquisitions, particularly the NetSpend acquisition, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ reliance on financial institution sponsors;

•	changes occur in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	one or more of the assumptions upon which TSYS’ earnings guidance for 2014 is based is inaccurate;

•	the effect of current domestic and worldwide economic conditions;

•	other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of March 31, 2014:

(in millions)	March 31, 2014
Europe	$173.8
China	88.7
Japan	42.3
Mexico	8.2
Canada	1.3
Other	49.4

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

TSYS recorded a net translation loss of approximately $597,000 for the three months ended March 31, 2014 relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2014 was approximately $14.8 million, the majority of which was denominated in U.S. Dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of March 31, 2014 was $25.2 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $25.2 million as of March 31, 2014.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$252	1,259	2,517	(252)	(1,259)	(2,517)

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is subject to changes in interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates. Also, refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on our long-term debt.

On April 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regions Capital Markets, and U.S. Bank National Association as joint lead arrangers and joint bookrunners. The Credit Agreement provides for a five-year term loan to the Company in the amount of $200 million (the “Term Loan”). For more information regarding the Term Loan, refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2014, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended March 31, 2014:

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
January 2014	161	[1]	$32.15	15,993	12,007
February 2014	—		—	15,993	12,007
March 2014	—		—	15,993	12,007

Total	161		$32.15

[1]	Consists of delivery of shares to TSYS on vesting of shares to pay taxes.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

10.1	Form of Senior Executive Stock Option Agreement for 2014 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan

10.2	Form of Senior Executive Performance Share Agreement for 2014 performance share awards under the Total System Services, Inc. Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: May 8, 2014	by:	/s/ Philip W. Tomlinson
Philip W. Tomlinson
Chairman of the Board and Chief Executive Officer

Date: May 8, 2014	by:	/s/ James B. Lipham
James B. Lipham
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

10.1	Form of Senior Executive Stock Option Agreement for 2014 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan

10.2	Form of Senior Executive Performance Share Agreement for 2014 performance share awards under the Total System Services, Inc. Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document