Form 10-Q
period 2014-06-30
TOTAL SYSTEM SERVICES INC
filed 2014-08-07
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: July 22, 2014
Common Stock, $0.10 par value	185,680,678 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$250,957	247,700
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.6 million and $3.4 million as of 2014 and 2013, respectively	281,338	255,773
Deferred income tax assets	12,082	14,158
Prepaid expenses and other current assets	103,558	95,109
Current assets of discontinued operations	4,003	41,193

Total current assets	651,938	653,933
Goodwill	1,550,817	1,541,574
Other intangible assets, net of accumulated amortization of $144.1 million and $105.4 million as of 2014 and 2013, respectively	442,661	481,419
Computer software, net of accumulated amortization of $580.5 million and $536.4 million as of 2014 and 2013, respectively	353,459	363,880
Property and equipment, net of accumulated depreciation and amortization of $416.2 million and $391.5 million as of 2014 and 2013, respectively	274,507	259,968
Contract acquisition costs, net of accumulated amortization of $271.6 million and $251.8 million as of 2014 and 2013, respectively	211,007	184,828
Equity investments, net	99,634	94,133
Deferred income tax assets, net	394	3,972
Other assets	93,492	87,146
Long-term assets of discontinued operations	—	15,715

Total assets	$3,677,909	3,686,568

Liabilities
Current liabilities:
Accounts payable	$44,078	33,651
Current portion of long-term borrowings	34,383	34,257
Accrued salaries and employee benefits	26,814	38,339
Current portion of obligations under capital leases	8,777	22,662
Other current liabilities	204,837	159,170
Current liabilities of discontinued operations	4,003	9,136

Total current liabilities	322,892	297,215
Long-term borrowings, excluding current portion	1,411,217	1,428,251
Deferred income tax liabilities, net	194,203	228,727
Obligations under capital leases, excluding current portion	7,075	7,500
Other long-term liabilities	94,858	81,600
Long-term liabilities of discontinued operations	—	1,197

Total liabilities	2,030,245	2,044,490

Redeemable noncontrolling interest in consolidated subsidiary	22,210	39,652

Commitments and contingencies (Note 10)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,786 and 202,790 issued as of 2014 and 2013, respectively; 185,922 and 187,717 outstanding as of 2014 and 2013, respectively	20,279	20,279
Additional paid-in capital	158,415	165,841
Accumulated other comprehensive income, net	12,504	3,749
Treasury stock, at cost (16,864 and 15,073 shares as of 2014 and 2013, respectively)	(412,669)	(326,996)
Retained earnings	1,839,904	1,718,204

Total shareholders’ equity	1,618,433	1,581,077

Noncontrolling interests in consolidated subsidiaries	7,021	21,349

Total equity	1,625,454	1,602,426

Total liabilities and equity	$3,677,909	3,686,568

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Total revenues	$602,036	461,860	1,194,883	910,651

Cost of services	416,489	301,627	839,372	605,996
Selling, general and administrative expenses	85,601	64,345	173,563	130,765
Merger and acquisition expenses	1,183	1,246	2,488	4,727

Total operating expenses	503,273	367,218	1,015,423	741,488

Operating income	98,763	94,642	179,460	169,163
Nonoperating (expenses) income, net	(899)	(590)	(1,223)	413
Merger and acquisition expenses – bridge loan facility, bonds and other financing	(9,486)	(6,934)	(18,975)	(9,677)

Income before income taxes and equity in income of equity investments	88,378	87,118	159,262	159,899
Income taxes	30,771	29,984	55,106	47,447

Income before equity in income of equity investments	57,607	57,134	104,156	112,452
Equity in income of equity investments, net of tax	3,600	2,749	7,696	6,565

Income from continuing operations, net of tax	61,207	59,883	111,852	119,017
Income from discontinued operations, net of tax	50,133	678	51,113	693

Net income	111,340	60,561	162,965	119,710
Net income attributable to noncontrolling interests	(1,436)	(2,845)	(3,759)	(4,965)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$109,904	57,716	159,206	114,745

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 12):
Income from continuing operations to TSYS common shareholders	$0.32	0.31	0.58	0.62
Gain (loss) from discontinued operations to TSYS common shareholders	0.27	(0.00)	0.27	(0.01)

Net income attributable to TSYS common shareholders	$0.59	0.31	0.85	0.61

Diluted EPS attributable to TSYS common shareholders (Note 12):
Income from continuing operations to TSYS common shareholders	$0.32	0.31	0.58	0.61
Gain (loss) from discontinued operations to TSYS common shareholders	0.27	(0.00)	0.26	(0.01)

Net Income attributable to TSYS common shareholders*	$0.58	0.31	0.84	0.61

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$59,771	58,096	109,092	116,000
Gain (loss) from discontinued operations	50,133	(380)	50,114	(1,255)

Net income	$109,904	57,716	159,206	114,745

*EPS amounts may not total due to rounding

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$111,340	60,561	162,965	119,710
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,655	(1,064)	12,235	(13,711)
Less reclassifications of foreign currency translation adjustments to net income	3,514	—	3,514	—

Total foreign currency translation adjustments	7,141	(1,064)	8,721	(13,711)
Postretirement healthcare plan adjustments	371	155	296	310
Unrealized loss on available-for-sale securities	(612)	—	(42)	—

Other comprehensive income (loss)	6,900	(909)	8,975	(13,401)

Comprehensive income	118,240	59,652	171,940	106,309
Comprehensive income attributable to noncontrolling interests	1,152	2,455	3,979	2,922

Comprehensive income attributable to TSYS common shareholders	$117,088	57,197	167,961	103,387

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$162,965	119,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,393	83,043
Provisions for fraud and other losses	21,535	—
Share-based compensation	17,599	9,804
Charges for transaction processing provisions	2,966	7,093
Net (gain) loss on foreign currency	1,964	(72)
Provisions for bad debt expenses and billing adjustments	1,307	1,541
Dividends received from equity investments	—	1,016
Amortization of debt issuance costs	906	6,315
Amortization of bond discount	190	39
Loss on disposal of equipment, net	8	55
Changes in value of private equity investments	(234)	(1,227)
Excess tax benefit from share-based payment arrangements	(5,771)	(2,040)
Equity in income of equity investments	(7,696)	(6,565)
Deferred income tax (benefit) expense	(8,474)	20,420
Gain on disposal of subsidiaries	(85,310)	—
Changes in operating assets and liabilities:
Accounts payable	3,306	(34,602)
Prepaid expenses, other current assets and other long-term assets	(16,869)	(24,911)
Accrued salaries and employee benefits	(11,506)	(7,989)
Accounts receivable	(24,885)	(8,031)
Other current liabilities and other long-term liabilities	65,048	(6,351)

Net cash provided by operating activities	239,442	157,248

Cash flows from investing activities:
Additions to contract acquisition costs	(39,623)	(24,506)
Purchases of property and equipment	(37,152)	(13,701)
Additions to internally developed computer software	(21,271)	(12,522)
Additions to licensed computer software from vendors	(7,729)	(27,711)
Purchase of private equity investments	(813)	(1,006)
Proceeds from dispositions, net of expenses paid and cash disposed	45,049	—

Net cash used in investing activities	(61,539)	(79,446)

Cash flows from financing activities:
Repurchase of common stock under plans and tax withholding	(120,848)	(6,268)
Purchase of noncontrolling interests	(37,500)	—
Dividends paid on common stock	(37,633)	(18,758)
Principal payments on long-term borrowings and capital lease obligations	(34,467)	(20,073)
Subsidiary dividends paid to noncontrolling shareholders	(5,182)	(4,139)
Debt issuance costs	—	(13,018)
Proceeds from long-term borrowings	—	1,095,661
Excess tax benefit from share-based payment arrangements	5,771	2,040
Proceeds from exercise of stock options	22,284	19,449

Net cash (used in) provided by financing activities	(207,575)	1,054,894

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	2,399	(6,099)

Net increase (decrease) in cash and cash equivalents	(27,273)	1,126,597
Cash and cash equivalents at beginning of period	278,230	247,612

Cash and cash equivalents at end of period	250,957	1,374,209
Less cash and cash equivalents of discontinued operations at end of period	—	25,234

Cash and cash equivalents of continued operations at end of period	$250,957	1,348,975

Supplemental cash flow information:
Interest paid	$20,550	1,418

Income taxes paid, net	$89,683	47,050

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

As discussed in Note 2, the Company’s financial statements reflect GP Network Corporation (GP Net) and TSYS Japan Godo Kaisha (TSYS Japan), formerly TSYS Japan Co., Ltd., as discontinued operations. The Company has segregated the net assets, net liabilities and operating results from continuing operations on the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Income for all periods presented.

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

Recently Adopted Accounting Pronouncements

In 2014, the Company adopted Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.” This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In 2014, the company also adopted ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2—Discontinued Operations

In accordance with GAAP, the Company determined the GP Net and TSYS Japan businesses became discontinued operations in the first quarter of 2014.

The Company sold all of its stock of GP Net (representing 54% ownership of the company) and all of its stock of TSYS Japan in April 2014. Both entities were part of the International Services segment. The sale of the Company’s stock in both of its operations in Japan was the result of management’s decision during the first quarter of 2014 to divest non-strategic businesses and focus resources on core products and services. The Company had a gain of $51.1 million, net of tax, related to the sales of its operations in Japan.

GP Net and TSYS Japan were not significant components of TSYS’ consolidated results.

The following table presents the main classes of assets and liabilities held for sale as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$—	30,530
Other assets*	4,003	26,378
Total liabilities*	4,003	10,333

*	Represents escrow account for taxes due to the purchaser of TSYS Japan

The following table presents the summarized results of discontinued operations for the three and six months ended June 30, 2014, as compared to 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Total revenues	$—	16,583	16,248	32,788

Income (loss) before taxes	(988)	642	(51)	1,039

Income tax (benefit) expense	4	(36)	(39)	346

Income (loss) from discontinued operations, net of tax	$(992)	678	(12)	693

Gain on dispositions, net of tax	$51,125	—	51,125	—

Income from discontinued operations, net of tax	$50,133	678	51,113	693

Income from discontinued operations, net of tax, attributable to noncontrolling interest	$—	1,058	999	1,948

Income (loss) from discontinued operations, net of tax, attributable to TSYS common shareholders	$50,133	(380)	50,114	(1,255)

The Unaudited Consolidated Statements of Cash Flows include GP Net and TSYS Japan and are not considered material.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the six months ended June 30, 2014.

As of June 30, 2014, the Company had recorded goodwill in the amount of $1.6 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2014, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

The Company had nonrecurring fair value measurements related to discontinued operations. The Company determined that the carrying value of its assets and liabilities held for sale as of June 30, 2014 and December 31, 2013, approximate their fair values less costs to sell.

Note 4 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents in domestic accounts	$198,642	191,460
Cash and cash equivalents in foreign accounts	52,315	56,240

Total	$250,957	247,700

As of June 30, 2014 and December 31, 2013, the Company had approximately $5.0 million in money market accounts which the Company considered cash equivalents. The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity as of the time of purchase that they present insignificant risk of changes in value because of changes in interest rates.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2014	December 31, 2013
Prepaid expenses	$48,469	41,905
Supplies inventory	11,777	12,142
Other	43,312	41,062

Total	$103,558	95,109

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2014	December 31, 2013
Conversion costs, net of accumulated amortization of $136.8 million and $126.5 million as of 2014 and 2013, respectively	$139,151	112,177
Payments for processing rights, net of accumulated amortization of $134.8 million and $125.3 million as of 2014 and 2013, respectively	71,856	72,651

Total	$211,007	184,828

Amortization expense related to conversion costs, which is recorded in cost of services, was $4.2 million and $4.0 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, amortization related to conversion costs was $8.5 million and $9.4 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.8 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, amortization related to payments for processing rights was $7.2 million and $6.6 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2014	December 31, 2013
Deferred revenues	$41,696	36,408
Dissenting shareholder liability *	38,584	25,723
Accrued expenses	27,318	23,265
Dividends payable	18,969	19,508
Other	78,270	54,266

Total	$204,837	159,170

*	Represents 1.6 million NetSpend shares held by dissenting shareholders

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2013	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance June 30, 2014
Foreign currency translation adjustments and transfers from noncontrolling interests	$2,032	9,658	1,157	8,501	$10,533
Unrealized loss on available-for-sale securities	1,773	(66)	(24)	(42)	1,731
Change in AOCI related to postretirement healthcare plans	(56)	461	165	296	240

Total	$3,749	10,053	1,298	8,755	$12,504

Reclassifications of accumulated other comprehensive income are summarized as follows:

(in thousands)	Beginning balance	Other comprehensive income before reclassifications	Amounts reclassified from AOCI	Net current- period other comprehensive income	Ending balance
Foreign currency translation adjustments	$2,032	12,015	(3,514)	8,501	$10,533

*	All amounts are net of tax

Note 5 — Long-Term Borrowings

Refer to Note 12 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding long-term borrowings.

Note 6— Share-Based Compensation

Refer to Notes 1 and 18 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses for segment reporting purposes. For the three months ended June 30, 2014, share-based compensation was $10.0 million, compared to $5.2 million for the same period in 2013. For the six months ended June 30, 2014, share-based compensation was $17.6 million, compared to $9.8 million for the same period in 2013.

Nonvested Share Awards

During the first six months of 2014, the Company issued 632,334 shares of TSYS common stock with a market value of $19.3 million to certain key employees. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

During the first six months of 2013, the Company issued 383,264 shares of TSYS common stock with a market value of $9.1 million to certain key employees. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of three years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting period of the awards.

As of June 30, 2014, there was approximately $39.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.3 years.

Performance-Based Awards

During the first six months of 2014, TSYS authorized a total grant of 201,189 performance shares to certain key executives with a performance-based vesting schedule (2014 performance shares). These 2014 performance shares have a 2014-2016 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and adjusted EPS and, if such goals are attained in 2016, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized through the end of 2016.

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

Stock Option Awards

During the first six months of 2014, the Company granted 999,082 stock options to key TSYS executive officers and non-management members of its Board of Directors. The weighted average fair value of the option grants was $7.58 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $30.91; risk-free interest rate of 2.01%; expected volatility of 24.83%; expected term of 6.5 years; and dividend yield of 1.30%. The grants to key TSYS executive officers will vest over a period of three years. The grants to the Board of Directors were fully vested at the date of the grant.

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

As of June 30, 2014, there was approximately $9.2 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.5 years.

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

TSYS’ effective tax rate was 34.3% and 34.5% for the three months ended June 30, 2014 and 2013, respectively. TSYS’ effective income tax rate for the six months ended June 30, 2014 was 33.4%, compared to 29.5% for the same period in 2013. The increased rate during the six months ended June 30, 2014 was primarily due to changes in discrete items, tax credits and the jurisdictional sources of income.

TSYS has adopted the provisions of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $3.7 million during the six months ended June 30, 2014.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.4 million and $0.3 million as of June 30, 2014 and December 31, 2013, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2014 and December 31, 2013 that, if recognized, would affect the effective tax rates are $6.3 million and $2.8 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.3 million and $0.2 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 8 — Segment Reporting and Major Customers

Refer to Note 21 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding segment reporting and major customers.

At TSYS, the chief operating decision maker (CODM) is a group consisting of Senior Executive Management and above. The CODM has decided that all share-based compensation costs should be included in the category “Corporate Administration and Other.” This change is used to evaluate performance and assess resources starting in the first quarter of 2014. Additionally, the Company’s Japan-based entities qualified for discontinued operations treatment during the quarter ended March 31, 2014. The following operating results by segment comparison reflects these changes, including the financial results for 2013. For more information regarding discontinued operations, refer to Note 2.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenues before reimbursable items
North America Services	$233,217	214,526	457,585	420,122
International Services	84,732	76,626	161,505	153,013
Merchant Services	108,335	112,952	212,960	222,253
NetSpend	116,833	—	249,473	—
Intersegment revenues	(5,050)	(3,175)	(10,705)	(6,428)

Revenues before reimbursable items from external customers	$538,067	400,929	1,070,818	788,960

Total revenues
North America Services	$273,324	248,640	535,502	488,429
International Services	90,466	81,504	172,844	162,395
Merchant Services	128,017	136,458	250,707	269,359
NetSpend	116,833	—	249,473	—
Intersegment revenues	(6,604)	(4,742)	(13,643)	(9,532)

Revenues from external customers	$602,036	461,860	1,194,883	910,651

Depreciation and amortization
North America Services	$20,928	18,213	41,204	36,296
International Services	9,761	9,450	19,566	20,149
Merchant Services	3,567	2,998	6,967	6,140
NetSpend	1,890	—	3,625	—

Segment depreciation and amortization	36,146	30,661	71,362	62,585
Acquisition intangible amortization	24,282	7,879	48,595	16,411
Corporate Administration and Other	533	466	1,038	861

Total depreciation and amortization	$60,961	39,006	120,995	79,857

Adjusted segment operating income
North America Services	$84,578	81,318	159,155	150,066
International Services	11,743	7,693	16,299	14,554
Merchant Services	32,896	41,302	63,064	78,938
NetSpend	30,703	—	59,421	—

Total adjusted segment operating income	159,920	130,313	297,939	243,558
Acquisition intangible amortization	(24,282)	(7,879)	(48,595)	(16,411)
NetSpend merger and acquisition operating expenses	(1,182)	(1,246)	(2,435)	(4,727)
Corporate Administration and Other	(35,693)	(26,546)	(67,449)	(53,257)

Operating income	$98,763	94,642	179,460	169,163

	As of
	June 30, 2014	December 31, 2013
Total assets
North America Services	$3,258,409	3,215,333
International Services	356,610	417,379
Merchant Services	696,325	676,592
NetSpend	1,566,358	1,596,150
Intersegment eliminations	(2,199,793)	(2,218,886)

Total assets	$3,677,909	3,686,568

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

The following tables reconcile geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended June 30, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$192.3	—	127.7	116.8	$436.8
Europe*	0.2	76.2	—	—	76.4
Canada	69.0	—	0.1	—	69.1
Mexico	4.2	—	—	—	4.2
Other*	4.0	11.3	0.2	—	15.5

Total	$269.7	87.5	128.0	116.8	$602.0

	Six months ended June 30, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$377.6	—	250.2	249.5	$877.3
Europe*	0.4	146.0	—	—	146.4
Canada	132.0	—	0.1	—	132.1
Mexico	8.1	—	—	—	8.1
Other*	7.8	22.9	0.3	—	31.0

Total	$525.9	168.9	250.6	249.5	$1,194.9

	Three months ended June 30, 2013
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$176.7	—	136.9	—	$313.6
Europe*	0.2	70.0	—	—	70.2
Canada	61.0	—	—	—	61.0
Mexico	4.2	—	—	—	4.2
Other*	3.1	9.7	0.1	—	12.9

Total	$245.2	79.7	137.0	—	$461.9

	Six months ended June 30, 2013
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$348.4	—	270.2	—	$618.6
Europe*	0.4	140.7	—	—	141.1
Canada	117.7	—	0.1	—	117.8
Mexico	8.3	—	—	—	8.3
Other*	5.9	18.8	0.2	—	24.9

Total	$480.7	159.5	270.5	—	$910.7

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in millions)	June 30, 2014	December 31, 2013
United States	$222.0	207.4
Europe*	44.8	46.4
Other*	7.7	6.2

Total	$274.5	260.0

*	Total assets are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and six months ended June 30, 2014 and 2013, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first six months of 2014 and 2013, respectively. The grants to certain key employees were issued under nonvested stock bonus awards for services to be provided in the future by such officers and employees. Refer to Note 6 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $3.5 million and $12.8 million during the first six months of 2014 and 2013, respectively, related to software and other peripheral hardware.

Note 10 — Commitments and Contingencies

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions under ASC 740 as of June 30, 2014 was $6.4 million. Refer to Note 7 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next year.

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

Telexfree Matter

ProPay, Inc. (“ProPay”), a subsidiary of the Company, has been named as one of a number of defendants (including other merchant processors) in several purported class action lawsuits relating to the activities of Telexfree, Inc. and its affiliates and principals. Telexfree is a former merchant customer of ProPay. With regard to Telexfree, each purported class action lawsuit generally alleges that Telexfree engaged in an improper multi-tier marketing scheme involving voice-over Internet protocol telephone services. The plaintiffs in each of the purported class action complaints generally allege that the various merchant processor defendants, including ProPay, knowingly furthered the improper activities of Telexfree with knowledge that Telexfree did not have legitimate business operations. Telexfree filed for bankruptcy protection in Nevada. The bankruptcy was subsequently transferred to the Massachusetts Bankruptcy Court.

Specifically, ProPay has been named as one of a number of defendants (including other merchant processors) in each of the following purported class action complaints relating to Telexfree: (i) Waldermara Martin, et al. v. TelexFree, Inc., et al. (Case No. BK-S-14-12524-ABL) filed on May 3, 2014 in the United States Bankruptcy Court District of Nevada, (ii) Anthony Cellucci, et al. v. TelexFree, Inc., et. al. (Case No. 4:14-BK-40987) filed on May 15, 2014 in the United States Bankruptcy Court District of Massachusetts, (iii) Maduako C. Ferguson Sr., et al. v. Telexelectric, LLLP, et. al (Case No. 5:14-CV-00316-D) filed on June 5, 2014 in the United States District Court of North Carolina, (iv) Todd Cook v. TelexElectric LLLP et al. (Case No. 2:14-CV-00134), filed on June 24, 2014 in the United States District Court for the Northern District of Georgia, (v) Felicia Guevara v. James M. Merrill et al., CA No. 1:14-cv-22405-DPG), filed on June 27, 2014 in the United State District Court for the Southern District of Florida, and (vi) Reverend Jeremiah Githere, et al. v. TelexElectric LLLP et al. (Case No. 1:14-CV-12825-GAO), filed on June 30, 2014 in the United States District Court for the District of Massachusetts. A motion to consolidate these proceedings has been filed by one of the plaintiffs, but has not yet been addressed by the court.

ProPay has also received various subpoenas, a seizure warrant and other inquiries requesting information regarding Telexfree from (i) the Commonwealth of Massachusetts, Securities Division, (ii) United States Securities and Exchange Commission, (iii) US Immigration and Customs Enforcement, and (iv) the bankruptcy Trustee of the Chapter 11 entities of Telexfree, Inc., Telexfree, LLC and Telexfree Financial, Inc. Pursuant to the seizure warrant served by the United States Attorney’s Office for the District of Massachusetts, ProPay delivered all funds associated with Telexfree held for chargeback and other purposes by ProPay to US Immigration and Customs Enforcement. In addition, ProPay received a notice of potential claim from the bankruptcy Trustee as a result of the relationship of ProPay with Telexfree and its affiliates.

The above proceedings and actions are preliminary in nature. While the Company and ProPay intend to vigorously defend matters arising out of the relationship of ProPay with Telexfree and believe ProPay has substantial defenses related to these purported claims, the Company currently cannot reasonably estimate losses attributable to these matters.

Note 11 — Acquisitions

Refer to Note 23 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding acquisitions.

NetSpend

The Company recognized amounts of the identifiable assets acquired and liabilities assumed on July 1, 2013 (the acquisition date). The measurement period during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment ended one year following the acquisition date. During the six months ended June 30, 2014, the Company increased its goodwill by $8.8 million from $1024.4 million to $1,033.2 million primarily as a result of an increase in the estimated liability due to dissenting shareholders, offset by adjustments in deferred taxes resulting from changes in state apportionment.

Pro Forma Result of Operations

The amounts of NetSpend revenue and earnings included in TSYS’ consolidated income statement for the three and six months ended June 30, 2013 and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2013 are:

	Actual	Supplemental pro forma
	Three months ended June 30, 2013	Three months ended June 30, 2013
(in thousands, except per share data)
Revenue	$461,860	$566,642

Net income attributable to TSYS common shareholders	$57,716	$61,490

Basic EPS attributable to TSYS common shareholders	$0.31	$0.33

Diluted EPS attributable to TSYS common shareholders	$0.31	$0.32

	Actual	Supplemental pro forma
	Six months ended June 30, 2013	Six months ended June 30, 2013
(in thousands, except per share data)
Revenue	$910,651	$1,132,694

Net income attributable to TSYS common shareholders	$114,745	$113,134

Basic EPS attributable to TSYS common shareholders	$0.61	$0.60

Diluted EPS attributable to TSYS common shareholders	$0.61	$0.60

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

Redeemable Noncontrolling Interest

In February 2014, the Company acquired an additional 15% equity interest in Central Payment Co., LLC (CPAY) from its privately held owner for $37.5 million, which increased its equity interest in CPAY from 60% to 75%. This purchase reduced the remaining redeemable noncontrolling interest in CPAY to 25% of its total outstanding equity. The pro forma revenue and earnings of this acquisition are not material to the consolidated financial statements.

Note 12 – Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014		2013
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$109,904		57,716
Less income allocated to nonvested awards	(1,102)	1,102	(175)	175

Net income allocated to common stock for EPS calculation (a)	$108,802	1,102	57,541	175

Average common shares outstanding (b)	184,491	1,882	187,147	591

Basic EPS (a)/(b)	$0.59	0.59	0.31	0.30

Diluted EPS:
Net income attributable to TSYS common shareholders	$109,904		57,716
Less income allocated to nonvested awards	(1,092)	1,092	(175)	175

Net income allocated to common stock for EPS calculation (c)	$108,812	1,092	57,541	175

Average common shares outstanding	184,491	1,882	187,147	591
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,994		981

Average common and common equivalent shares outstanding (d)	186,485	1,882	188,128	591

Diluted EPS (c)/(d)	$0.58	0.58	0.31	0.30

The following table illustrates basic and diluted EPS for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014		2013
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$159,206		114,745
Less income allocated to nonvested awards	(1,633)	1,633	(385)	385

Net income allocated to common stock for EPS calculation (a)	$157,573	1,633	114,360	385

Average common shares outstanding (b)	185,123	1,935	186,633	644

Basic EPS (a)/(b)	$0.85	0.84	0.61	0.60

Diluted EPS:
Net income attributable to TSYS common shareholders	$159,206		114,745
Less income allocated to nonvested awards	(1,617)	1,617	(382)	382

Net income allocated to common stock for EPS calculation (c)	$157,589	1,617	114,363	382

Average common shares outstanding	185,123	1,935	186,633	644
Increase due to assumed issuance of shares related to common equivalent shares outstanding	2,379		1,576

Average common and common equivalent shares outstanding (d)	187,502	1,935	188,209	644

Diluted EPS (c)/(d)	$0.84	0.84	0.61	0.59

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 1.5 million and 1.4 million common shares for the three and six months ended June 30, 2014, respectively, and excludes 3.2 million common shares for the three and six months ended June 30, 2013, because their inclusion would have been anti-dilutive.

Note 13 — Subsequent Events

Management performed an evaluation of the Company’s activity and has concluded that there are no significant subsequent events requiring disclosure.

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

A summary of the financial highlights for 2014, as compared to 2013, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$602.0	461.9	30.4%	$1,194.9	910.7	31.2%
Operating income	98.8	94.6	4.4	179.5	169.2	6.1
Net income attributable to TSYS common shareholders	109.9	57.7	90.4	159.2	114.7	38.7
Basic earnings per share (EPS)	0.59	0.31	91.8	0.85	0.61	38.9
Diluted EPS	0.58	0.31	90.7	0.84	0.61	38.3
Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA)[1]	170.9	140.1	22.0	320.5	263.6	21.6
Adjusted EPS[2]	0.45	0.37	19.8	0.83	0.76	9.2
Cash flows from operating activities				239.4	157.2	52.3

[1]	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and stock-based compensation expenses and other items.
[2]	Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted earnings is net income excluding the after-tax impact of stock-based compensation expenses, amortization of acquisition intangibles and other items.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of June 30,
AOF	2014	2013	Percent Change
Consumer Credit	246.5	208.5	18.2%
Retail	27.9	25.9	8.0

Total Consumer	274.4	234.4	17.1
Commercial	40.4	38.6	4.9
Other	20.4	15.3	32.7

Subtotal[1]	335.2	288.3	16.3
Prepaid/Stored Value[2]	117.7	102.8	14.4
Government Services[3]	65.6	60.6	8.4
Commercial Card Single Use[4]	54.2	37.0	46.4

Total AOF	572.7	488.7	17.2%

[1]	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single use accounts.
[2]	These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used as of a later date. These accounts tend to be the least active of all accounts on file.
[3]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
[4]	Commercial card single use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

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

Contractual Obligations

The total liability for uncertain tax positions under Accounting Standards Codification (ASC) 740, “Income Taxes,” as of June 30, 2014 is $6.4 million. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the next year.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 addresses the accounting for the disposal of a component of an entity or a group of components of an entity. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected not to early adopt ASU 2014-08. The Company does not expect the adoption of this ASU to have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 addresses the accounting for the revenues associated with customer contracts. This Update enhances convergence of the FASB’s and the IASB’s reporting requirements for revenue recognition. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted for entities applying U.S. GAAP. The Company is currently evaluating the adoption of this ASU and its impact on the financial position, results of operations or cash flows of the Company.

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 addresses the accounting for stock compensation for awards with a performance target that could be achieved after the requisite service period. For all entities, the ASU is effective either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach for share based awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the financial position, results of operations or cash flows of the Company.

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

Total revenues increased $140.2 million and $284.2 million, or 30.4% and 31.2%, respectively, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The increases in revenues for the three and six months ended June 30, 2014 include increases of $7.2 million and $11.6 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2014 were $64.0 million and $124.1 million, increases of $3.0 million or 5.0% and $2.4 million or 2.0%, respectively, compared to $60.9 million and $121.7 million for the same periods last year.

Excluding reimbursable items, revenues increased $137.1 million, or 34.2%, during the three months ended June 30, 2014, compared to 2013. The 34.2% increase in revenues excluding reimbursable items for the three months ended June 30, 2014, as compared to the same period in 2013, is the result of increases of 29.1% in revenues associated with acquisitions, and 5.1% in organic growth.

Excluding reimbursable items, revenues increased $281.9 million, or 35.7%, during the six months ended June 30, 2014, compared to 2013. The 35.7% increase in revenues excluding reimbursable items for the six months ended June 30, 2014, as compared to the same period in 2013, is the result of increases of 31.6% in revenues associated with acquisitions, and 4.1% in organic growth.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

A significant amount of the Company’s revenues is derived from long-term contracts with large clients by providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. In the three and six months ended June 30, 2014 and 2013, the Company had no major customers. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On July 19, 2012, TSYS announced that it finalized a master services agreement, with a minimum six year term, with Bank of America to provide processing services for its consumer credit card portfolios in the U.S. In addition, TSYS will continue to process Bank of America’s commercial credit card portfolios in the U.S. and internationally. Although TSYS previously expected to complete the conversion of Bank of America’s consumer card portfolio from its in-house processing system in the third quarter of 2014, TSYS now expects the conversion to be completed no later than February 15, 2015, which is consistent with the alternative conversion date specified in the agreement. Following the processing term, the agreement provides Bank of America the option to use the TS2 software pursuant to a license under a long-term payment structure for purposes of processing its consumer card portfolio.

The master services agreement with Bank of America provides for a tiered-pricing arrangement for both the consumer card portfolio, and the existing commercial card portfolios.

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

TSYS’ revenues in its North America Services and International Services segments are derived from electronic payment processing. There are certain basic core services directly tied to accounts on file and transactions. These are provided to all of TSYS’ processing clients. The core services begin with an account on file (AOF).

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients (also referred to as organic growth) and sales to new clients and the related account conversions. This segment has one major customer as of June 30, 2014.

Below is a summary of the North America Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$273.3	248.6	9.9%	$535.5	488.4	9.6%
Revenues before reimbursable items	233.2	214.5	8.7	457.6	420.1	8.9
Adjusted segment operating income[1]	84.6	81.3	4.0	159.2	150.1	6.1
Adjusted segment operating margin[2]	36.3%	37.9%		34.8%	35.7%
Key indicators:
AOF				510.3	430.7	18.5
Transactions	2,696.7	2,235.0	20.7	5,024.3	4,248.4	18.3

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The 9.9% and 9.6% increases in total segment revenues for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, are driven by increases in revenues associated with new business and organic growth, partially offset by client portfolio deconversions and price reductions. Reimbursable items for the three and six months ended June 30, 2014 were $40.1 million and $77.9 million, respectively, which were increases of $6.0 million and $9.6 million, or 17.6% and 14.1%, respectively, compared to $34.1 million and $68.3 million for the same periods last year.

Excluding reimbursable items, revenues increased $18.7 million and $37.5 million or 8.7%. and 8.9%, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increases in revenues excluding reimbursable items for the three and six months ended June 30, 2014, as compared to the same periods in 2013, are the result of increases from organic growth.

The increases in adjusted segment operating income for the three and six months ended June 30, 2014, as compared to 2013, are driven by an increase in revenues partially offset by increases in employee related expenses, and technology and equipment expenses.

For the three and six months ended June 30, 2014, respectively, approximately 50.7% and 50.4% of revenues before reimbursable items of TSYS’ North America Services segment are driven by the volume of accounts on file and transactions processed and approximately 49.3% and 49.6% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Volume-based revenues	$118.2	106.7	10.9%	$230.5	208.7	10.4%

Non-volume related revenues:
Processing fees	52.3	49.1	6.5	102.8	96.1	7.0
Value-added, custom programming, licensing and other	29.1	29.9	(3.0)	56.5	57.2	(1.1)
Output and managed services	33.6	28.8	16.7	67.8	58.1	16.6

Total non-volume related revenues	115.0	107.8	6.7	227.1	211.4	7.4

Total revenues before reimbursable items	233.2	214.5	8.7	457.6	420.1	8.9
Reimbursable items	40.1	34.1	17.6	77.9	68.3	14.1

Total revenues	$273.3	248.6	9.9%	$535.5	488.4	9.6%

International Services

The International Services segment provides issuer and merchant card solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers as of June 30, 2014.

Below is a summary of the International Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$90.5	81.5	11.0%	$172.8	162.4	6.4%
Revenues before reimbursable items	84.7	76.6	10.6	161.5	153.0	5.5
Adjusted segment operating income[1]	11.7	7.7	52.6	16.3	14.6	12.0
Adjusted segment operating margin[2]	13.9%	10.0%		10.1%	9.5%
Key indicators:
AOF				62.3	58.0	7.5
Transactions	558.1	492.4	13.3	1,076.0	926.3	16.2

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The 11.0% and 6.4% increases in total segment revenues for the three and six months ended June 30, 2014 respectively, as compared to the same periods in 2013, are driven by increases of $7.2 million and $11.4 million associated with currency translation, offset by decreases associated with client deconversions. Reimbursable items for the three and six months ended June 30, 2014 were $5.7 million and $11.3, respectively, which were increases of $0.9 million and $2.0 million, or 17.5% and 20.9%, compared to $4.9 million and $9.4 for the same periods last year.

Excluding reimbursable items, revenues increased $8.1 million and $8.5 million, or 10.6% and 5.5%, respectively for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increases in revenues excluding reimbursable items for the three and six months ended June 30, 2014, as compared to the same periods in 2013, are the result of increases from organic growth, partially offset by decreases in client deconversions and pricing concessions.

The increases in adjusted segment operating income for the three and six months ended June 30, 2014, as compared to the same periods in 2013, are driven primarily from increases in revenues partially offset by increases in employee related expenses.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

For the three and six months ended June 30, 2014, approximately 38.7% and 40.2%, respectively, of the revenues before reimbursable items of TSYS’ International Services segment, are driven by the volume of accounts on file and transactions processed and approximately 61.3% and 59.8%, respectively, are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Volume-based revenues	$32.8	30.7	6.8%	$64.9	61.6	5.5%

Non-volume related revenues:
Processing fees	16.3	14.2	13.9	30.8	30.5	0.9
Value-added, custom programming, licensing and other	23.8	22.1	7.9	43.6	40.8	6.8
Output and managed services	11.8	9.6	23.9	22.2	20.1	10.3

Total non-volume related revenues	51.9	45.9	13.1	96.6	91.4	5.6

Total revenues before reimbursable items	84.7	76.6	10.6	161.5	153.0	5.5
Reimbursable items	5.8	4.9	17.5	11.3	9.4	20.9

Total revenues	$90.5	81.5	11.0%	$172.8	162.4	6.4%

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

Below is a summary of the Merchant Services segment:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$128.0	136.5	(6.2)%	$250.7	269.4	(6.9)%
Revenues before reimbursable items	108.3	113.0	(4.1)	213.0	222.3	(4.2)
Adjusted segment operating income[1]	32.9	41.3	(20.4)	63.1	78.9	(20.1)
Adjusted segment operating margin[2]	30.4%	36.6%		29.6%	35.5%
Key indicators:
POS transactions	1,045.1	1,136.0	(8.0)	2,027.3	2,235.1	(9.3)
Dollar sales volume	$11,796.5	11,028.0	7.0	$22,576.3	21,160.0	6.7

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

Total segment revenues for the three months ended June 30, 2014, as compared to the same period in 2013, include a decrease in reimbursable items of $3.8 million. Excluding reimbursable items, revenues decreased $4.7 million, or 4.1%, as the result of declines in our indirect line of business due to market factors such as industry consolidation and in-sourcing, partially offset by growth in our direct line of business.

Total segment revenues for the six months ended June 30, 2014, as compared to the same period in 2013, include a decrease in reimbursable items of $9.4 million. Excluding reimbursable items, revenues decreased $9.3 million, or 4.2%. The 4.2% decrease in revenues excluding reimbursable items for the six months ended June 30, 2014, as compared to the same period in 2013, is the result of increases in revenues of 4.7% related to higher processing volumes, which was offset by decreases of 8.9% associated with client deconversions, insourcing and price reductions.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

The decreases in adjusted segment operating income for the three and six months ended June 30, 2014, as compared to the same periods in 2013, is the result of lower revenues and increased employee related expenses.

For the three and six months ended June 30, 2014, approximately 92.8% and 92.7%, respectively, of the revenues of TSYS’ Merchant Services segment, are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 7.2% and 7.3% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

NetSpend

The NetSpend segment is a program manager for FDIC-insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers, and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including direct-to-consumer and online marketing programs, alternative financial service providers, traditional retailers and contractual relationships with corporate employers.

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

Below is a summary of the NetSpend segment:

	Three months ended June 30,	Six months ended June 30,
(in millions)	2014	2014
Total revenues	$116.8	249.5
Revenues before reimbursable items	116.8	249.5
Adjusted segment operating income[1]	30.7	59.4
Adjusted segment operating margin[2]	26.3%	23.8%
Key indicators:
Number of active cards		3.4
Number of active cards with direct deposit		1.6
Percentage of active cards with direct deposit		47.2%
Gross dollar volume	$4,628.0	11,195.2

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

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

For the three and six months ended June 30, 2014, NetSpend segment revenues totaled $116.8 million and $249.5 million, respectively, with 73.3% and 70.9%, respectively, of revenues derived from fees charged to cardholders and 26.7% and 29.1%, respectively, of revenues derived from interchange. Service fee revenues are driven by the number of active cards which totaled approximately 3.4 million as of June 30, 2014, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $4.6 billion and $11.2 billion, respectively, for the three and six months ended June 30, 2014. Substantially all of the NetSpend segment’s revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Cardholder funds and deposits related to NetSpend’s prepaid products are held at FDIC-insured Issuing Banks for the benefit of the cardholders. NetSpend currently has active agreements with six Issuing Banks.

NetSpend’s prepaid card business derived approximately one-third of its revenues from cardholders acquired through one of its third-party distributors.

Operating Expenses

The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for our customers, including the cost of direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, salaries, investor relations and mergers and acquisitions.

The Company’s cost of services increased 38.1% and 38.5% for the three and six months ended June 30, 2014, respectively, compared to $301.6 million and $606.0 million for the same periods last year. The Company’s selling, general and administrative expenses, including merger and acquisition expenses, increased 32.3% and 29.9% for the three and six months ended June 30, 2014, respectively, compared to $65.6 million and $135.5 million for the same periods last year. The increase in expenses is associated with the acquisition of NetSpend.

The Company’s merger and acquisition expenses were $1.2 million and $2.5 million, respectively, for the three and six months ended June 30, 2014 compared to $1.2 million and $4.7 million, respectively, for the same periods last year.

Operating Income

Operating income increased 4.4% and 6.1%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The Company’s operating profit margins for the three and six months ended June 30, 2014 were 18.4% and 16.8%, respectively, compared to 23.6% and 21.4% for the same periods last year. TSYS’ operating margins decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, as a result of the addition of operating expenses for NetSpend.

Nonoperating Income (Expense)

Interest income for the three and six months ended June 30, 2014 was $380,000 and $622,000, respectively, which were decreases of $10,000 and $27,000, compared to $390,000 and $649,000 for the same period in 2013. Changes in interest income are primarily attributable to changes in the amount of cash available for investing.

Interest expense for the three and six months ended June 30, 2014 was $10.2 million and $20.5 million, respectively, which were increases of $2.4 million and $9.1 million, compared to $7.8 million and $11.4 million for the same periods in 2013. The Company’s interest expense on bonds was $8.8 million and $17.6 million, respectively, for the three and six months ended June 30, 2014.

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

For the three months ended June 30, 2014 and 2013, the Company recorded net translation losses of approximately $680,000 and $5,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the six months ended June 30, 2014 and 2013, the Company recorded net translation losses of approximately $823,000 and $52,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

The balance of the International Services segment’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2014 was approximately $16.2 million, the majority of which is denominated in U.S. Dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of June 30, 2014 was $38.4 million.

The Company recorded a loss of $78,000 and a gain of $234,000 on its investments in private equity for the three and six months ended June 30, 2014, respectively, as a result of changes in value.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 14 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended June 30, 2014 was 34.3%, compared to 34.5% for the same period in 2013. TSYS’ effective income tax rate for the six months ended June 30, 2014 was 33.4%, compared to 29.5% for the same period in 2013. The differences in the 2014 rates compared to 2013 rates reflect changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for minority interests in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $83.4 million as of June 30, 2014. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $3.6 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively. TSYS’ share of income from its equity in equity investments was $7.7 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively.

Discontinued Operations

The Company’s Japan-based entities qualified for discontinued operations treatment during the quarter ended March 31, 2014. In April 2014, the Company sold its Japan-based entities and recorded the gain on disposals of $51.1 million in discontinued operations. For the three and six months ended June 30, 2014, the Company had income from discontinued operations of $50.1 million and $51.1 million, respectively. For more information regarding the Company’s discontinued operations, refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements.

Net Income

Net income for the three months ended June 30, 2014 increased 83.8%, or $50.8 million, to $111.3 million, compared to $60.6 million for the same period in 2013. Net income for the six months ended June 30, 2013 increased 36.1%, or $43.3 million, to $163.0 million, compared to $119.7 million for the same period in 2013 primarily due to the sale of the Japan-based operations.

Net income attributable to non-controlling interest decreased $1.4 million and $1.2 million, respectively, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The decrease is driven by the increase in ownership of CPAY.

Net income attributable to TSYS common shareholders for the three months ended June 30, 2014 increased 90.4%, or $52.2 million, to $109.9 million, or basic and diluted EPS of $0.59 and $0.58, respectively, compared to $57.7 million, or basic and diluted EPS of $0.31, for the same period in 2013. Net income attributable to TSYS common shareholders for the six months ended June 30, 2014 increased 38.7%, or $44.5 million, to $159.2 million, or basic and diluted EPS of $0.85 and $0.84, respectively, compared to $114.7 million, or basic and diluted EPS of $0.61, for the same period in 2013 mainly due to the gain on the sale of its two businesses in Japan.

Non-GAAP Measures

Management evaluates the Company’s operating performance based upon operating margin excluding reimbursables, adjusted EPS, and adjusted EBITDA, which are all non-generally accepted accounting principle (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS’ financial performance against budget.

Although not a substitute for GAAP, TSYS believes that non-GAAP financial measures are important to enable investors to understand and evaluate its ongoing operating results. Accordingly, TSYS includes non-GAAP financial measures when reporting its financial results to shareholders and potential investors in order to provide them with an additional tool to evaluate TSYS’ ongoing business operations. TSYS believes that the non-GAAP financial measures are representative of comparative financial performance that reflects the economic substance of TSYS’ current and ongoing business operations.

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

Revenues Before Reimbursable Items and Operating Margin Excluding Reimbursable Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Operating income (a)	$98,763	94,642	179,460	169,163

Total revenues (b)	$602,036	461,860	1,194,883	910,651
Less reimbursable items	63,969	60,931	124,065	121,691

Revenues before reimbursable items (c)	$538,067	400,929	1,070,818	788,960

Operating margin (as reported) (a)/(b)	16.4%	20.5%	15.0%	18.6%

Operating margin excluding reimbursables (a)/(c)	18.4%	23.6%	16.8%	21.4%

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$111,340	60,561	162,965	119,710
Adjusted for:
Deduct: Income from discontinued operations	(50,133)	(678)	(51,113)	(693)
Deduct: Equity in income of equity investments, net of tax	(3,600)	(2,749)	(7,696)	(6,565)
Add: Income taxes	30,771	29,984	55,106	47,447
Add: Nonoperating expenses, net	10,385	7,524	20,198	9,264
Add: Depreciation and amortization	60,961	39,006	120,995	79,857

EBITDA	159,724	133,648	300,455	249,020
Adjust for:
Add: Share-based compensation	9,988	5,211	17,599	9,804
Add: NetSpend merger and acquisition expenses	1,182	1,246	2,435	4,727

Adjusted EBITDA	$170,894	140,105	320,489	263,551

Adjusted Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2014	2013	2014	2013
Income from continuing operations attributable to TSYS common shareholders
As reported (GAAP)	$59,771	58,096	109,092	116,000

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	15,799	5,048	31,612	10,538
Share-based compensation, net of tax	6,584	3,573	11,601	6,719
NetSpend merger and acquisition expenses*	1,122	3,288	2,325	8,510

Adjusted earnings	$83,276	$70,005	154,630	141,767

Basic EPS - Net income attributable to TSYS common shareholders
As reported (GAAP)	$0.32	0.31	0.58	0.62

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	0.08	0.03	0.17	0.06
Share-based compensation, net of tax	0.04	0.02	0.06	0.04
NetSpend merger and acquisition expenses*	0.01	0.02	0.01	0.05

Adjusted EPS**	$0.45	0.37	0.83	0.76

Average common shares and participating securities	186,373	187,738	187,058	187,277

*	Certain merger and acquisition costs are nondeductible for income tax purposes
**	Adjusted EPS amounts may not total due to rounding.

Projected Outlook for 2014

As compared to 2013, TSYS expects its 2014 total revenues to increase by 17-20%, its revenues before reimbursable items to increase by 20%-22%, its adjusted EBITDA to increase by 17%-20%, and its adjusted EPS to increase by 10%-12%. The guidance is based on the following assumptions with respect to 2014: (1) there will be no significant movements in the London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients other than included in the 2014 estimate, additional acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; (5) there will be minimal synergies from the NetSpend acquisition for 2014; and (6) the economy will not worsen.

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

Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2014	2013
Net income	$162,965	119,710
Depreciation and amortization	122,393	83,043
Gain on disposal of subsidiaries	(85,310)	—
Other noncash items and charges, net	24,300	36,379
Net change in current and other assets and current and other liabilities	15,094	(81,884)

Net cash provided by operating activities	$239,442	157,248

TSYS’ main source of funds is derived from operating activities, specifically net income. The 2014 net income included a gain on disposal of our Japan-based operations of $51.1 million net of tax. The increase in 2014 in net cash provided by operating activities was also the result of the net change in current and other assets and current and other liabilities.

TSYS disposed of its Japan-based subsidiaries during the three months ended June 30, 2014. The gain on disposal of $85.3 million before tax was included in discontinued operations as part of net income. For more information regarding the disposition of the Japan-based operations, refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements.

The decrease in other noncash items and charges is due primarily to the gain on disposal of subsidiaries and the decrease in deferred income tax expense, partially offset by increases in the provision for fraud and other losses, and share based compensation. Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of June 30, 2014, as compared to June 30, 2013, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2014	2013
Additions to contract acquisition costs	$(39,623)	(24,506)
Purchases of property and equipment, net	(37,152)	(13,701)
Additions to internally developed computer software	(21,271)	(12,522)
Additions to licensed computer software from vendors	(7,729)	(27,711)
Purchase of private equity investments	(813)	(1,006)
Proceeds from disposition, net of expenses paid and cash disposed	45,049	—

Net cash used in investing activities	$(61,539)	(79,446)

The major use of cash for investing activities in 2014 was for investments in contract acquisition costs associated with obtaining and servicing new or existing clients. Other major uses of cash for investing activities in 2014 and 2013 were for the addition of property and equipment, internal development of computer software and the purchase of licensed computer software. In 2013, several software arrangements were licensed to extend processing capacity in advance of anticipated conversions. These uses of cash were partially offset by the proceeds from disposition of subsidiaries related to the Company’s Japan-based operations during 2014. For more information regarding the disposition of the Japan-based operations, refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $39.6 million for the six months ended June 30, 2014, compared to $24.5 million for the six months ended June 30, 2013. The increase in contract acquisition costs is the result of increased capitalized conversion costs and client signing incentive additions in the first three months of 2014.

Purchase of Private Equity Investments

On May 31, 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. During the first six months of 2014, the Company made an additional investment of $0.8 million compared to $1.0 million for the same period in 2013.

Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2014	2013
Repurchase of common stock under plans and tax withholding	$(120,848)	(6,268)
Dividends paid on common stock	(37,633)	(18,758)
Purchase of noncontrolling interest	(37,500)	—
Principal payments on long-term borrowings and capital lease obligations	(34,467)	(20,073)
Subsidiary dividends paid to noncontrolling shareholders	(5,182)	(4,139)
Proceeds from borrowings of long-term borrowings	—	1,095,661
Debt issuance costs	—	(13,018)
Excess tax benefit from share-based payment arrangements	5,771	2,040
Proceeds from exercise of stock options	22,284	19,449

Net cash (used in) provided by financing activities	$(207,575)	1,054,894

The main uses of cash for financing activities in 2014 were the repurchase of outstanding shares of common stock, the purchase of noncontrolling interest in CPAY, the payment of dividends and the principal payments on long-term borrowings and capital lease obligations. The main uses of cash in 2013 were the principal payments on long-term borrowings and capital lease obligations, the payment of dividends, the repurchase of stock, and debt issuance costs. The main source of cash provided by financing activities in 2014 were the proceeds from exercise of stock options. The main sources of cash provided by financing activities in 2013 were the proceeds from borrowings of long-term debt and the proceeds from exercise of stock options.

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

During the first six months of 2014, shares with a value of $5.2 million were withheld upon the vesting of certain equity awards. TSYS added these shares to treasury and paid taxes on behalf of the equity award recipients. Through June 30, 2014, the Company purchased 3.7 million shares for approximately $115.7 million, at an average price of $31.26.

Dividends

Dividends on common stock of $37.6 million were paid during the six months ended June 30, 2014, compared to $18.8 million during the six months ended June 30, 2013. The 2012 fourth quarter dividend was accelerated and paid in December 2012 rather than January 2013 to allow shareholders to benefit from the lower dividend tax rate that expired on December 31, 2012.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.0:1. As of June 30, 2014, TSYS had working capital of $329.0 million compared to $356.7 million as of December 31, 2013.

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

Telexfree Matter

ProPay, Inc. (“ProPay”), a subsidiary of the Company, has been named as one of a number of defendants (including other merchant processors) in several purported class action lawsuits relating to the activities of Telexfree, Inc. and its affiliates and principals. Telexfree is a former merchant customer of ProPay. With regard to Telexfree, each purported class action lawsuit generally alleges that Telexfree engaged in an improper multi-tier marketing scheme involving voice-over Internet protocol telephone services. The plaintiffs in each of the purported class action complaints generally allege that the various merchant processor defendants, including ProPay, knowingly furthered the improper activities of Telexfree with knowledge that Telexfree did not have legitimate business operations. Telexfree filed for bankruptcy protection in Nevada. The bankruptcy was subsequently transferred to the Massachusetts Bankruptcy Court.

Specifically, ProPay has been named as one of a number of defendants (including other merchant processors) in each of the following purported class action complaints relating to Telexfree: (i) Waldermara Martin, et al. v. TelexFree, Inc., et al. (Case No. BK-S-14-12524-ABL) filed on May 3, 2014 in the United States Bankruptcy Court District of Nevada, (ii) Anthony Cellucci, et al. v. TelexFree, Inc., et. al. (Case No. 4:14-BK-40987) filed on May 15, 2014 in the United States Bankruptcy Court District of Massachusetts, (iii) Maduako C. Ferguson Sr., et al. v. Telexelectric, LLLP, et. al (Case No. 5:14-CV-00316-D) filed on June 5, 2014 in the United States District Court of North Carolina, (iv) Todd Cook v. TelexElectric LLLP et al. (Case No. 2:14-CV-00134), filed on June 24, 2014 in the United States District Court for the Northern District of Georgia, (v) Felicia Guevara v. James M. Merrill et al., CA No. 1:14-cv-22405-DPG), filed on June 27, 2014 in the United State District Court for the Southern District of Florida, and (vi) Reverend Jeremiah Githere, et al. v. TelexElectric LLLP et al. (Case No. 1:14-CV-12825-GAO), filed on June 30, 2014 in the United States District Court for the District of Massachusetts. A motion to consolidate these proceedings has been filed by one of the plaintiffs, but has not yet been addressed by the court.

ProPay has also received various subpoenas, a seizure warrant and other inquiries requesting information regarding Telexfree from (i) the Commonwealth of Massachusetts, Securities Division, (ii) United States Securities and Exchange Commission, (iii) US Immigration and Customs Enforcement, and (iv) the bankruptcy Trustee of the Chapter 11 entities of Telexfree, Inc., Telexfree, LLC and Telexfree Financial, Inc. Pursuant to the seizure warrant served by the United States Attorney’s Office for the District of Massachusetts, ProPay delivered all funds associated with Telexfree held for chargeback and other purposes by ProPay to US Immigration and Customs Enforcement. In addition, ProPay received a notice of potential claim from the bankruptcy Trustee as a result of the relationship of ProPay with Telexfree and its affiliates.

The above proceedings and actions are preliminary in nature. While the Company and ProPay intend to vigorously defend matters arising out of the relationship of ProPay with Telexfree and believe ProPay has substantial defenses related to these purported claims, the Company currently cannot reasonably estimate losses attributable to these matters.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse effect on TSYS’ business; (ii) TSYS’ expectation with respect to the timing of the conversion of Bank of America’s consumer card portfolios; (iii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters; (vi) the anticipated cost savings or operating efficiencies expected from combining the operations of TSYS and NetSpend; (vii) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (viii) TSYS’ earnings guidance for 2014 total revenues, revenues before reimbursable items, adjusted EBITDA, and adjusted EPS, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “will,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:

•	the material breach of security of any of TSYS’ systems;

•	TSYS incurs expenses associated with the signing of a significant client;

•	organic growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise;

•	TSYS does not convert and deconvert clients’ portfolios as scheduled;

•	risks associated with foreign operations, including adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	consolidation in the financial services and other industries, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and financial institutions which are TSYS clients otherwise ceasing to exist;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and its clients;

•	adverse developments with respect to the payment card industry in general, including a decline in the use of cards as a payment mechanism;

•	the impact of potential and completed acquisitions, particularly the NetSpend acquisition, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto, including the matters disclosed herein;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ reliance on financial institution sponsors;

•	changes occur in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	one or more of the assumptions upon which TSYS’ earnings guidance for 2014 is based is inaccurate;

•	the effect of current domestic and worldwide economic conditions;

•	other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of June 30, 2014:

(in millions)	June 30, 2014
Europe	$194.0
China	91.4
Japan	4.0
Mexico	8.4
Canada	1.4
Other	49.8

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

TSYS recorded a net translation loss of approximately $680,000 and $823,000 for the three and six months ended June 30, 2014, respectively relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2014 was approximately $16.2 million, the majority of which was denominated in U.S. Dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of June 30, 2014 was $38.4 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $38.4 million as of June 30, 2014.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$384	1,920	3,840	(384)	(1,920)	(3,840)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2014, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the three months ended June 30, 2014:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
April 2014	1,945	$30.28	17,938	10,062
May 2014	1,755	32.33	19,693	8,307
June 2014	—	—	19,693	8,307

Total	3,700	$31.26

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

10.1	Transition and Retirement Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

10.2	Restrictive Covenant Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

10.3	Consulting Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: August 7, 2014	by:	/s/ M. Troy Woods
M. Troy Woods
President and Chief Executive Officer

Date: August 7, 2014	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

10.1	Transition and Retirement Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

10.2	Restrictive Covenant Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

10.3	Consulting Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document