Form 10-Q
period 2014-09-30
TOTAL SYSTEM SERVICES INC
filed 2014-11-06
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: October 28, 2014
Common Stock, $0.10 par value	185,897,897 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$266,041	247,700
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $5.0 million and $3.4 million as of 2014 and 2013, respectively	308,671	255,773
Deferred income tax assets	13,239	14,158
Prepaid expenses and other current assets	96,747	95,109
Current assets of discontinued operations	4,003	41,193

Total current assets	688,701	653,933
Goodwill	1,549,227	1,541,574
Other intangible assets, net of accumulated amortization of $163.0 million and $105.4 million as of 2014 and 2013, respectively	423,356	481,419
Computer software, net of accumulated amortization of $597.4 million and $536.4 million as of 2014 and 2013, respectively	365,004	363,880
Property and equipment, net of accumulated depreciation and amortization of $423.6 million and $391.5 million as of 2014 and 2013, respectively	274,571	259,968
Contract acquisition costs, net of accumulated amortization of $273.4 million and $251.8 million as of 2014 and 2013, respectively	226,182	184,828
Equity investments, net	96,114	94,133
Deferred income tax assets, net	3,871	3,972
Other assets	93,556	87,146
Long-term assets of discontinued operations	—	15,715

Total assets	$3,720,582	3,686,568

Liabilities
Current liabilities:
Accounts payable	$54,507	33,651
Current portion of long-term borrowings	40,684	34,257
Accrued salaries and employee benefits	29,479	38,339
Current portion of obligations under capital leases	6,359	22,662
Other current liabilities	166,362	159,170
Current liabilities of discontinued operations	4,003	9,136

Total current liabilities	301,394	297,215
Long-term borrowings, excluding current portion	1,409,999	1,428,251
Deferred income tax liabilities, net	191,873	228,727
Obligations under capital leases, excluding current portion	6,196	7,500
Other long-term liabilities	99,463	81,600
Long-term liabilities of discontinued operations	—	1,197

Total liabilities	2,008,925	2,044,490

Redeemable noncontrolling interest in consolidated subsidiary	22,197	39,652

Commitments and contingencies (Note 10)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,780 and 202,790 issued as of 2014 and 2013, respectively; 186,131 and 187,717 outstanding as of 2014 and 2013, respectively	20,278	20,279
Additional paid-in capital	165,161	165,841
Accumulated other comprehensive income, net	1,046	3,749
Treasury stock, at cost (16,649 and 15,073 shares as of 2014 and 2013, respectively)	(409,053)	(326,996)
Retained earnings	1,905,112	1,718,204

Total shareholders’ equity	1,682,544	1,581,077

Noncontrolling interests in consolidated subsidiaries	6,916	21,349

Total equity	1,689,460	1,602,426

Total liabilities and equity	$3,720,582	3,686,568

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Total revenues	$616,891	570,551	1,811,774	1,481,202

Cost of services	407,391	377,147	1,246,763	983,143
Selling, general and administrative expenses	79,303	81,643	252,866	212,408
Merger and acquisition expenses	790	7,282	3,278	12,009

Total operating expenses	487,484	466,072	1,502,907	1,207,560

Operating income	129,407	104,479	308,867	273,642
Nonoperating expenses, net	(508)	(499)	(1,731)	(86)
Merger and acquisition expenses—bridge loan facility, bonds and other financing	(9,489)	(9,789)	(28,464)	(19,466)

Income before income taxes and equity in income of equity investments	119,410	94,191	278,672	254,090
Income taxes	39,227	30,100	94,333	77,547

Income before equity in income of equity investments	80,183	64,091	184,339	176,543
Equity in income of equity investments, net of tax	4,135	2,792	11,831	9,357

Income from continuing operations, net of tax	84,318	66,883	196,170	185,900
Income from discontinued operations, net of tax	880	611	51,993	1,305

Net income	85,198	67,494	248,163	187,205
Net income attributable to noncontrolling interests	(1,393)	(3,144)	(5,151)	(8,110)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$83,805	64,350	243,012	179,095

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 12):
Income from continuing operations to TSYS common shareholders	$0.45	0.34	1.03	0.96
Gain (loss) from discontinued operations to TSYS common shareholders	0.00	(0.00)	0.27	(0.01)

Net income attributable to TSYS common shareholders*	$0.45	0.34	1.30	0.95

Diluted EPS attributable to TSYS common shareholders (Note 12):
Income from continuing operations to TSYS common shareholders	$0.44	0.34	1.02	0.95
Gain (loss) from discontinued operations to TSYS common shareholders	0.00	(0.00)	0.27	(0.01)

Net Income attributable to TSYS common shareholders*	$0.45	0.34	1.29	0.94

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$82,925	64,834	192,018	180,835
Gain (loss) from discontinued operations	880	(484)	50,994	(1,740)

Net income	$83,805	64,350	243,012	179,095

*	EPS amounts may not total due to rounding

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$85,198	67,494	248,163	187,205
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,329)	7,222	907	(6,489)
Less reclassifications of foreign currency translation adjustments to net income	—	—	3,514	—

Total foreign currency translation adjustments	(11,329)	7,222	(2,607)	(6,489)
Postretirement healthcare plan adjustments	147	1,113	442	1,423
Unrealized gain (loss) on available-for-sale securities	(598)	1,479	(640)	1,479

Other comprehensive income (loss)	(11,780)	9,814	(2,805)	(3,587)

Comprehensive income	73,418	77,308	245,358	183,618
Comprehensive income attributable to noncontrolling interests	1,071	3,228	5,050	6,149

Comprehensive income attributable to TSYS common shareholders	$72,347	74,080	240,308	177,469

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$248,163	187,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,827	142,490
Provisions for fraud and other losses	29,923	6,398
Share-based compensation	23,019	19,587
Dividends received from equity investments	9,189	8,595
Charges for transaction processing provisions	5,081	8,545
Provisions for bad debt expenses and billing adjustments	1,982	2,193
Net loss on foreign currency	1,715	612
Amortization of debt issuance costs	1,361	6,775
Amortization of bond discount	286	131
Loss on disposal of equipment, net	27	78
Changes in value of private equity investments	(239)	(1,227)
Excess tax benefit from share-based payment arrangements	(6,538)	(2,727)
Equity in income of equity investments	(11,831)	(9,357)
Deferred income tax (benefit) expense	(15,989)	25,784
Gain on disposal of subsidiaries	(87,013)	—
Changes in operating assets and liabilities:
Accounts receivable	(50,450)	(6,721)
Prepaid expenses, other current assets and other long-term assets	(10,784)	(12,610)
Accrued salaries and employee benefits	(8,462)	(9,552)
Accounts payable	10,655	(41,055)
Other current liabilities and other long-term liabilities	65,192	(17,659)

Net cash provided by operating activities	390,114	307,485

Cash flows from investing activities:
Additions to contract acquisition costs	(66,540)	(36,824)
Purchases of property and equipment	(55,356)	(24,896)
Cash used in acquisitions, net of cash acuired	(38,584)	(1,314,660)
Additions to internally developed computer software	(31,263)	(22,519)
Additions to licensed computer software from vendors	(14,497)	(34,412)
Purchase of private equity investments	(3,290)	(1,146)
Proceeds from dispositions, net of expenses paid and cash disposed	45,002	—

Net cash used in investing activities	(164,528)	(1,434,457)

Cash flows from financing activities:
Repurchase of common stock under plans and tax withholding	(120,894)	(6,267)
Dividends paid on common stock	(56,159)	(37,514)
Principal payments on long-term borrowings and capital lease obligations	(48,682)	(82,644)
Purchase of noncontrolling interests	(37,500)	—
Subsidiary dividends paid to noncontrolling shareholders	(6,369)	(5,897)
Debt issuance costs	—	(13,471)
Proceeds from long-term borrowings	—	1,395,661
Excess tax benefit from share-based payment arrangements	6,538	2,727
Proceeds from exercise of stock options	26,877	27,488

Net cash (used in) provided by financing activities	(236,189)	1,280,083

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(1,586)	(3,863)

Net increase (decrease) in cash and cash equivalents	(12,189)	149,248
Cash and cash equivalents at beginning of period	278,230	247,612

Cash and cash equivalents at end of period	266,041	396,860
Less cash and cash equivalents of discontinued operations at end of period	—	27,667

Cash and cash equivalents of continued operations at end of period	$266,041	369,193

Supplemental cash flow information:
Interest paid	$30,736	2,396

Income taxes paid, net	$96,050	64,228

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

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company’s Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s NetSpend segment provides services to consumers in the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TSYS include the accounts of TSYS and its wholly-and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As discussed in Note 2, the Company’s financial statements reflect GP Network Corporation (GP Net) and TSYS Japan Godo Kaisha (TSYS Japan), formerly TSYS Japan Co., Ltd., as discontinued operations. The Company has segregated the net assets, net liabilities and operating results from continuing operations on the Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Income for all periods presented.

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

Recently Adopted Accounting Pronouncements

In 2014, the Company adopted Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.” This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company sold all of its stock of GP Net (representing 54% ownership of the company) and all of its stock of TSYS Japan in April 2014. Both entities were part of the International Services segment. The sale of the Company’s stock in both of its operations in Japan was the result of management’s decision during the first quarter of 2014, to divest non-strategic businesses and focus resources on core products and services. The Company had a gain of $52.0 million, net of tax, related to the sales of its operations in Japan.

GP Net and TSYS Japan were not significant components of TSYS’ consolidated results.

The following table presents the main classes of assets and liabilities held for sale as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$—	30,530
Other assets	4,003	26,378
Total liabilities	4,003	10,333

The following table presents the summarized results of discontinued operations for the three and nine months ended September 30, 2014, as compared to 2013:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Total revenues	$—	17,523	16,248	50,311

Income (loss) before taxes	$—	1,103	(51)	2,142

Income tax (benefit) expense	$—	492	(39)	837

*Income (loss) from discontinued operations, net of tax	$—	611	(12)	1,305

Gain on dispositions, net of tax	$880	—	52,005	—

Income from discontinued operations, net of tax	$880	611	51,993	1,305

Income from discontinued operations, net of tax, attributable to noncontrolling interest	$—	1,095	999	3,045

Income (loss) from discontinued operations, net of tax, attributable to TSYS common shareholders	$880	(484)	50,994	(1,740)

*	Income (loss) from operating activities from discontinued operations

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

Accounting Standards Codification (ASC) 820, “Fair Value Measurement,” requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant level of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the nine months ended September 30, 2014.

As of September 30, 2014, the Company had recorded goodwill in the amount of $1.5 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2014, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

The Company had nonrecurring fair value measurements related to discontinued operations. The Company determined that the carrying value of its assets and liabilities held for sale as of September 30, 2014 and December 31, 2013, approximate their fair values less costs to sell.

Note 4 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. Dollar. All amounts in domestic accounts are denominated in U.S. Dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents in domestic accounts	$221,254	191,460
Cash and cash equivalents in foreign accounts	44,787	56,240

Total	$266,041	247,700

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2014	December 31, 2013
Prepaid expenses	$39,882	41,905
Supplies inventory	12,934	12,142
Other	43,931	41,062

Total	$96,747	95,109

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2014	December 31, 2013
Conversion costs, net of accumulated amortization of $137.5 million and $126.5 million as of 2014 and 2013, respectively	$150,461	112,177
Payments for processing rights, net of accumulated amortization of $135.9 million and $125.3 million as of 2014 and 2013, respectively	75,721	72,651

Total	$226,182	184,828

Amortization expense related to conversion costs, which is recorded in cost of services, was $4.5 million and $3.9 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense related to conversion costs was $12.9 million and $13.3 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $4.4 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, amortization related to payments for processing rights was $11.5 million and $9.8 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2014	December 31, 2013
Deferred revenues	$41,091	36,408
Accrued expenses	21,913	23,265
Dividends payable	19,041	19,508
Dissenting shareholder liability *	—	25,723
Other	84,317	54,266

Total	$166,362	159,170

*	Represented 1.6 million NetSpend shares held by dissenting shareholders

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2013	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance September 30, 2014
Foreign currency translation adjustments and transfers from noncontrolling interests	$2,032	(2,682)	(177)	(2,505)	$(473)
Unrealized gain (loss) on available-for-sale securities	1,773	(1,014)	(374)	(640)	1,133
Change in AOCI related to postretirement healthcare plans	(56)	691	249	442	386

Total	$3,749	(3,005)	(302)	(2,703)	$1,046

Reclassifications of accumulated other comprehensive income are summarized as follows:

(in thousands)	Beginning Balance December 31, 2013	Other Comprehensive Income Before Reclassifications	Amounts Reclassified from AOCI	Net Current- Period Other Comprehensive Income	Ending Balance September 30, 2014
Foreign currency translation adjustments*	$2,032	1,009	(3,514)	(2,505)	$(473)

*	All amounts are net of tax

Note 5 — Long-Term Borrowings

Refer to Note 12 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding long-term borrowings.

The Company entered into a $13.6 million financing agreement in September 2014 for perpetual software licenses. The balance as of September 30, 2014 was $13.6 million.

Note 6 — Share-Based Compensation

Refer to Notes 1 and 18 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses for segment reporting purposes. TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2014, share-based compensation was $5.4 million, compared to $9.8 million for the same period in 2013. For the nine months ended September 30, 2014, share-based compensation was $23.0 million, compared to $19.6 million for the same period in 2013.

Nonvested Share Awards

During the first nine months of 2014, the Company issued 663,624 shares of TSYS common stock with a market value of $20.3 million to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to certain key employees are for services to be provided in the future and vest over a period of up to four years. The stock bonus awards to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

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

As of September 30, 2014, there was approximately $35.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted average period of 2.2 years.

Performance-Based Awards

During the first nine months of 2014, TSYS authorized a total grant of 211,593 performance shares to certain key executives with a performance-based vesting schedule (2014 performance shares). These 2014 performance shares have a 2014-2016 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and adjusted EPS and, if such goals are attained in 2016, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized through the end of 2016.

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

On July 18, 2013, TSYS issued 225,000 shares of TSYS common stock as a performance-based retention stock award to a certain key executive with a performance-based vesting schedule through 2015. This award was forfeited in July 2014. The Company has reversed all previously recorded expense, associated with this award.

Stock Option Awards

During the first nine months of 2014, the Company granted 1,046,372 stock options to certain key executives and non-management members of its Board of Directors. The weighted average fair value of the option grants was $7.66 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $30.96; risk-free interest rate of 2.01%; expected volatility of 25.06%; expected term of 6.5 years; and dividend yield of 1.29%. The grants to key TSYS executive officers will vest over a period of up to three years. The grants to the Board of Directors were fully vested at the date of the grant.

During the first nine months of 2013, the Company granted 879,613 stock options to certain key executives and non-management members of its Board of Directors. The weighted average fair value of the option grants was $5.32 per option and was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: exercise price of $24.35; risk-free interest rate of 1.31%; expected volatility of 23.90%; expected term of 7.5 years; and dividend yield of 1.65%. The grants to key TSYS executive officers will vest over a period of three years. The grants to the Board of Directors were fully vested at the date of the grant.

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

As of September 30, 2014, there was approximately $7.2 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.4 years.

Note 7 — Income Taxes

Refer to Notes 1 and 14 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2010 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2005. There are currently Federal income tax examinations in progress for the years 2009 and 2010 for a subsidiary which TSYS purchased in 2013. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 32.2% for both the three months ended September 30, 2014 and 2013. TSYS’ effective income tax rate for the nine months ended September 30, 2014 was 32.9%, compared to 30.5% for the same period in 2013. The increased rate during the nine months ended September 30, 2014 was primarily due to changes in discrete items, tax credits and the jurisdictional sources of income.

TSYS has adopted the provisions of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $3.6 million during the nine months ended September 30, 2014.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.4 million and $0.3 million as of September 30, 2014 and December 31, 2013, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2014 and December 31, 2013, that, if recognized, would affect the effective tax rates are $6.2 million and $2.8 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.3 million and $0.2 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

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

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenues before reimbursable items
North America Services	$240,957	217,257	698,543	637,379
International Services	87,385	77,876	248,890	230,889
Merchant Services	115,012	113,650	327,972	335,903
NetSpend	114,048	103,706	363,521	103,706
Intersegment revenues	(4,542)	(3,001)	(15,248)	(9,428)

Revenues before reimbursable items from external customers	$552,860	509,488	1,623,678	1,298,449

Total revenues
North America Services	$282,833	252,577	818,335	741,005
International Services	91,865	83,025	264,710	245,420
Merchant Services	134,117	135,616	384,824	404,975
NetSpend	114,048	103,706	363,521	103,706
Intersegment revenues	(5,972)	(4,373)	(19,616)	(13,904)

Revenues from external customers	$616,891	570,551	1,811,774	1,481,202

Depreciation and amortization
North America Services	$22,173	18,764	63,377	55,060
International Services	9,610	9,584	29,176	29,734
Merchant Services	3,624	2,890	10,591	9,029
NetSpend	2,155	1,471	5,779	1,471

Segment depreciation and amortization	37,562	32,709	108,923	95,294
Acquisition intangible amortization	24,210	24,731	72,805	41,142
Corporate Administration and Other	662	461	1,702	1,322

Total depreciation and amortization	$62,434	57,901	183,430	137,758

Adjusted segment operating income
North America Services	$92,736	84,443	251,892	234,509
International Services	15,976	9,528	32,274	24,082
Merchant Services	40,409	40,753	103,473	119,691
NetSpend	36,123	34,616	95,543	34,616

Total adjusted segment operating income	185,244	169,340	483,182	412,898
Acquisition intangible amortization	(24,210)	(24,731)	(72,805)	(41,142)
NetSpend merger and acquisition operating expenses	(779)	(7,282)	(3,213)	(12,009)
Corporate Administration and Other	(30,848)	(32,848)	(98,297)	(86,105)

Operating income	$129,407	104,479	308,867	273,642

			As of
			September 30, 2014	December 31,2013
Total assets
North America Services			$3,324,945	3,215,333
International Services			351,062	417,379
Merchant Services			696,591	676,592
NetSpend			1,556,253	1,596,150
Intersegment eliminations			(2,208,269)	(2,218,886)

Total assets			$3,720,582	3,686,568

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

The following tables reconcile geographic revenues to revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended September 30, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$195.8	—	133.8	114.0	$443.6
Europe*	0.2	78.2	—	—	78.4
Canada	75.4	—	0.1	—	75.5
Mexico	4.0	—	—	—	4.0
Other*	4.1	11.1	0.2	—	15.4

Total	$279.5	89.3	134.1	114.0	$616.9

	Nine months ended September 30, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$573.4	—	384.0	363.5	$1,320.9
Europe*	0.5	224.3	—	—	224.8
Canada	207.4	—	0.2	—	207.6
Mexico	12.2	—	—	—	12.2
Other*	11.9	33.9	0.5	—	46.3

Total	$805.4	258.2	384.7	363.5	$1,811.8

	Three months ended September 30, 2013
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$178.2	—	135.8	103.7	$417.7
Europe*	0.2	71.8	—	—	72.0
Canada	61.8	—	0.1	—	61.9
Mexico	4.6	—	—	—	4.6
Other*	4.0	10.2	0.2	—	14.4

Total	$248.8	82.0	136.1	103.7	$570.6

	Nine months ended September 30, 2013
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$526.5	—	406.0	103.7	$1,036.2
Europe*	0.6	212.5	—	—	213.1
Canada	179.5	—	0.1	—	179.6
Mexico	12.9	—	—	—	12.9
Other*	10.0	29.0	0.4	—	39.4

Total	$729.5	241.5	406.5	103.7	$1,481.2

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in millions)	September 30, 2014	December 31, 2013
United States	$221.6	207.4
Europe*	46.1	46.4
Other*	6.9	6.2

Total	$274.6	260.0

*	Property and equipment are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and nine months ended September 30, 2014 and 2013, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees and non-management members of its Board of Directors during the first nine months of 2014 and 2013, respectively. The grants to certain key employees were issued under nonvested stock bonus awards for services to be provided in the future by such officers and employees. The grants to the non-management members of the Board of Directors were fully vested on the date of issuance. Refer to Note 6 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $5.2 million and $12.9 million during the first nine months of 2014 and 2013, respectively, related to software and other peripheral hardware.

Software Acquired Under Direct Financing

The Company acquired software under direct financing during the first nine months of 2014. The Company did not acquire any software under direct financing in the first nine months of 2013. Refer to Note 5 for more information.

Note 10 — Commitments and Contingencies

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions as of September 30, 2014 was $6.3 million. Refer to Note 7 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next year.

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

Specifically, ProPay has been named as one of a number of defendants (including other merchant processors) in each of the following purported class action complaints relating to Telexfree: (i) Waldermara Martin, et al. v. TelexFree, Inc., et al. (Case No. BK-S-14-12524-ABL) filed on May 3, 2014 in the United States Bankruptcy Court District of Nevada, (ii) Anthony Cellucci, et al. v. TelexFree, Inc., et. al. (Case No. 4:14-BK-40987) filed on May 15, 2014 in the United States Bankruptcy Court District of Massachusetts, (iii) Maduako C. Ferguson Sr., et al. v. Telexelectric, LLLP, et. al (Case No. 5:14-CV-00316-D) filed on June 5, 2014 in the United States District Court of North Carolina, (iv) Todd Cook v. TelexElectric LLLP et al. (Case No. 2:14-CV-00134), filed on June 24, 2014 in the United States District Court for the Northern District of Georgia, (v) Felicia Guevara v. James M. Merrill et al., CA No. 1:14-cv-22405-DPG), filed on June 27, 2014 in the United State District Court for the Southern District of Florida, and (vi) Reverend Jeremiah Githere, et al. v. TelexElectric LLLP et al. (Case No. 1:14-CV-12825-GAO), filed on June 30, 2014 in the United States District Court for the District of Massachusetts (together, the “Actions”). A motion to consolidate the Actions was filed by one of the plaintiffs. On October 21, 2014, the Actions were transferred to and consolidated before the United States District Court for the District of Massachusetts. ProPay has not yet been required to respond to any of the complaints filed in the Actions. After the consolidation motion was filed, an additional class action complaint was filed on August 20, 2014, in the United States Bankruptcy Court for the District of Massachusetts, Paulo Eduardo Ferrari et al. v. Telexfree, Inc. et al. (Case No. 14-04080). The Ferrari action was later transferred to the District of Massachusetts. To date, ProPay has not been served with the Ferrari complaint.

ProPay has also received various subpoenas, a seizure warrant and other inquiries requesting information regarding Telexfree from (i) the Commonwealth of Massachusetts, Securities Division, (ii) United States Securities and Exchange Commission, (iii) US Immigration a(vii) Paulo Eduardo Ferrari et al. v. Telexfree, Inc. et al. (Case No. 14-04080), filed on August 20, 2014 in the United States Bankruptcy Court for the District of Massachusetts .nd Customs Enforcement, and (iv) the bankruptcy Trustee of the Chapter 11 entities of Telexfree, Inc., Telexfree, LLC and Telexfree Financial, Inc. Pursuant to the seizure warrant served by the United States Attorney’s Office for the District of Massachusetts, ProPay delivered all funds associated with Telexfree held for chargeback and other purposes by ProPay to US Immigration and Customs Enforcement. In addition, ProPay received a notice of potential claim from the bankruptcy Trustee as a result of the relationship of ProPay with Telexfree and its affiliates.

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

NetSpend

The Company recognized amounts of the identifiable assets acquired and liabilities assumed on July 1, 2013 (the acquisition date). The measurement period during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment ended one year following the acquisition date. In 2014, the Company increased its goodwill by $8.8 million from $1,024.4 million to $1,033.2 million primarily as a result of an increase in the estimated liability due to dissenting shareholders, offset by adjustments in deferred taxes resulting from changes in state apportionment.

Redeemable Noncontrolling Interest

In February 2014, the Company acquired an additional 15% equity interest in Central Payment Co., LLC (CPAY) from its privately held owner for $37.5 million, which increased its equity interest in CPAY from 60% to 75%. This purchase reduced the remaining redeemable noncontrolling interest in CPAY to 25% of its total outstanding equity. The pro forma earnings from this acquisition are not material to the consolidated financial statements.

Note 12 – Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$83,805		64,350
Less income allocated to nonvested awards	(843)	843	(605)	605

Net income allocated to common stock for EPS calculation (a)	$82,962	843	63,745	605

Average common shares outstanding (b)	183,692	1,885	187,726	1,799

Basic EPS (a)/(b)	$0.45	0.45	0.34	0.34

Diluted EPS:
Net income attributable to TSYS common shareholders	$83,805		64,350
Less income allocated to nonvested awards	(836)	836	(601)	601

Net income allocated to common stock for EPS calculation (c)	$82,969	836	63,749	601

Average common shares outstanding	183,692	1,885	187,726	1,799
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,995		1,758

Average common and common equivalent shares outstanding (d)	185,687	1,885	189,484	1,799

Diluted EPS (c)/(d)	$0.45	0.44	0.34	0.33

The following table illustrates basic and diluted EPS for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014		2013
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$243,012		179,095
Less income allocated to nonvested awards	(2,477)	2,477	(968)	968

Net income allocated to common stock for EPS calculation (a)	$240,535	2,477	178,127	968

Average common shares outstanding (b)	184,641	1,918	187,001	1,034

Basic EPS (a)/(b)	$1.30	1.29	0.95	0.94

Diluted EPS:
Net income attributable to TSYS common shareholders	$243,012		179,095
Less income allocated to nonvested awards	(2,454)	2,454	(962)	962

Net income allocated to common stock for EPS calculation (c)	$240,558	2,454	178,133	962

Average common shares outstanding	184,641	1,918	187,001	1,034
Increase due to assumed issuance of shares related to common equivalent shares outstanding	2,277		1,565

Average common and common equivalent shares outstanding (d)	186,918	1,918	188,566	1,034

Diluted EPS (c)/(d)	$1.29	1.28	0.94	0.93

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 1.2 million common shares for both the three and nine months ended September 30, 2014, and excludes 3.0 million and 1.8 million common shares for the three and nine months ended September 30, 2013, respectively, because their inclusion would have been anti-dilutive.

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

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company’s Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s NetSpend segment provides GPR prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers in the United States.

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC).

A summary of the financial highlights for 2014, as compared to 2013, is provided below:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$616.9	570.6	8.1%	$1,811.8	1,481.2	22.3%
Operating income	129.4	104.5	23.9	308.9	273.6	12.9
Net income attributable to TSYS common shareholders	83.8	64.4	30.2	243.0	179.1	35.7
Basic earnings per share (EPS) attributable to TSYS common shareholders	0.45	0.34	33.0	1.30	0.95	36.8
Diluted EPS attributable to TSYS common shareholders	0.45	0.34	32.8	1.29	0.94	36.2
Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA)[1]	198.0	179.4	10.4	518.5	443.0	17.1
Adjusted EPS[2]	0.56	0.49	12.5	1.38	1.25	10.4
Cash flows from operating activities				390.1	307.5	26.9

[1]	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and stock-based compensation expenses and other items.
[2]	Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted earnings is net income excluding the after-tax impact of stock-based compensation expenses, amortization of acquisition intangibles and other items.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of September 30,
AOF	2014	2013	Percent Change
Consumer Credit	263.9	224.1	17.8%
Retail	28.4	26.8	5.8

Total Consumer	292.3	250.9	16.5
Commercial	41.5	38.8	6.9
Other	21.2	16.9	25.3

Subtotal Traditional[1]	355.0	306.6	15.8
Prepaid/Stored Value[2]	125.1	110.7	13.0
Government Services[3]	66.7	61.6	8.1
Commercial Card Single Use[4]	58.7	41.7	41.0

Total AOF	605.5	520.6	16.3%

[1]	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single-use accounts.
[2]	These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used as of a later date. These accounts tend to be the least active of all accounts on file.
[3]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
[4]	Commercial card single-use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

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

Contractual Obligations

The total liability for uncertain tax positions under Accounting Standards Codification (ASC) 740, “Income Taxes,” as of September 30, 2014 is $6.3 million. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the next year.

Additionally, the Company has long-term obligations which consist of required minimum future payments under contracts with our distributors and other service providers for the NetSpend segment.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 addresses the accounting for the disposal of a component of an entity or a group of components of an entity. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected not to early adopt ASU 2014-08. The Company does not expect the adoption of this ASU to have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 addresses the accounting for the revenues associated with customer contracts. This Update enhances convergence of the FASB’s and the IASB’s reporting requirements for revenue recognition. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the adoption of this ASU and its impact on the financial position, results of operations or cash flows of the Company.

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 addresses the accounting for stock compensation for awards with a performance target that could be achieved after the requisite service period. For all entities, the ASU is effective either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach for share based awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Although permitted, the Company has elected not to early adopt ASU 2014-09. The Company does not expect the adoption of this ASU to have a material impact on the financial position, results of operations or cash flows of the Company.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statement—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 addresses how an entity’s management should assess whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard applies to all entities for the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the financial position, results of operations or cash flows of the Company.

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

Total revenues increased $46.3 million and $330.6 million, or 8.1% and 22.3%, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The increases in revenues for the three and nine months ended September 30, 2014, include increases of $6.3 million and $17.9 million, respectively, related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2014, were $64.0 million and $188.1 million, increases of $3.0 million or 4.9% and $5.3 million or 2.9%, respectively, compared to $61.1 million and $182.8 million for the same periods last year.

Excluding reimbursable items, revenues increased $43.4 million, or 8.5%, during the three months ended September 30, 2014, compared to 2013. The 8.5% increase in revenues excluding reimbursable items for the three months ended September 30, 2014, as compared to the same period in 2013, is the result of increases in organic growth.

Excluding reimbursable items, revenues increased $325.2 million, or 25.0%, during the nine months ended September 30, 2014, compared to 2013. The 25.0% increase in revenues excluding reimbursable items for the nine months ended September 30, 2014, as compared to the same period in 2013, is the result of increases of 19.5% in revenues associated with acquisitions, and 5.5% in organic growth.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

A significant amount of the Company’s revenues is derived from long-term contracts with large clients by providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. In the three and nine months ended September 30, 2014 and 2013, the Company had no major customers. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On July 19, 2012, TSYS announced that it finalized a master services agreement, with a minimum six year term, with Bank of America to provide processing services for its consumer credit card portfolios in the U.S. In addition, TSYS will continue to process Bank of America’s commercial credit card portfolios in the U.S. and internationally. TSYS expects the conversion of Bank of America’s consumer card portfolio from its in-house processing system to be completed no later than February 15, 2015, which is consistent with the alternative conversion date specified in the agreement. Following the processing term, the agreement provides Bank of America the option to use the TS2 software pursuant to a license under a long-term payment structure for purposes of processing its consumer card portfolio.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has one major customer as of September 30, 2014.

Below is a summary of the North America Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$282.8	252.6	12.0%	$818.3	741.0	10.4%
Revenues before reimbursable items	241.0	217.3	10.9	698.5	637.4	9.6
Adjusted segment operating income[1]	92.7	84.4	9.8	251.9	234.5	7.4
Adjusted segment operating margin[2]	38.5%	38.9%		36.1%	36.8%
Key indicators:
AOF				541.4	461.4	17.4
Transactions	2,833.6	2,395.8	18.3	7,857.9	6,644.2	18.3

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The 12.0% and 10.4% increases in total segment revenues for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, are driven by increases in revenues associated with new business and organic growth, partially offset by client portfolio deconversions and price reductions. Reimbursable items for the three and nine months ended September 30, 2014, were $41.8 million and $119.8 million, respectively, which were increases of 18.6% and 15.6%, respectively, compared to $35.3 million and $103.6 million for the same periods last year.

Excluding reimbursable items, revenues increased 10.9% and 9.6%, respectively, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, as a result of increases from organic growth.

The increases in adjusted segment operating income for the three and nine months ended September 30, 2014, as compared to 2013, are driven by an increase in revenues partially offset by increases in employee related expenses, and technology and equipment expenses.

For the three and nine months ended September 30, 2014, respectively, approximately 51.1% and 50.6% of revenues before reimbursable items are driven by the volume of accounts on file and transactions processed and approximately 48.9% and 49.4% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Volume-based revenues	$123.1	111.3	10.6%	$353.5	320.0	10.5%

Non-volume related revenues:
Processing fees	54.9	49.6	10.6	157.7	145.7	8.2
Value-added, custom programming, licensing and other	27.7	26.5	4.5	84.2	83.7	0.7
Output and managed services	35.3	29.9	18.3	103.1	88.0	17.2

Total non-volume related revenues	117.9	106.0	11.2	345.0	317.4	8.7

Total revenues before reimbursable items	241.0	217.3	10.9	698.5	637.4	9.6
Reimbursable items	41.8	35.3	18.6	119.8	103.6	15.6

Total revenues	$282.8	252.6	12.0%	$818.3	741.0	10.4%

International Services

The International Services segment provides issuer and acquirer solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers as of September 30, 2014.

Below is a summary of the International Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$91.9	83.0	10.6%	$264.7	245.4	7.9%
Revenues before reimbursable items	87.4	77.9	12.2	248.9	230.9	7.8
Adjusted segment operating income[1]	16.0	9.5	67.7	32.3	24.1	34.0
Adjusted segment operating margin[2]	18.3%	12.2%		13.0%	10.4%
Key indicators:
AOF				64.1	59.2	8.1
Transactions	574.3	525.5	9.3	1,650.3	1,451.8	13.7

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The 10.6% and 7.9% increases in total segment revenues for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, are driven by increases of $6.4 million and $17.8 million associated with currency translation, partially offset by decreases associated with client deconversions. Reimbursable items for the three and nine months ended September 30, 2014, were $4.5 million and $15.8 million, respectively, which was a decrease of $0.7 million, or 13.0%, compared to $5.1 million for the three months ended September 30, 2013, and an increase of $1.3 million, or 8.9%, compared to $14.5 million for the nine months ended September 30, 2013.

Excluding reimbursable items, revenues increased 12.2% and 7.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 as a result of increases from organic growth, partially offset by decreases in client deconversions and pricing concessions.

The increases in adjusted segment operating income for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, are driven primarily from increases in revenues partially offset by increases in employee related expenses.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

For the three and nine months ended September 30, 2014, approximately 38.7% and 39.7%, respectively, of the revenues before reimbursable items are driven by the volume of accounts on file and transactions processed and approximately 61.3% and 60.3%, respectively, are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Volume-based revenues	$33.8	32.7	3.2%	$98.7	94.3	4.7%

Non-volume related revenues:
Processing fees	17.0	15.1	12.4	47.7	45.6	4.7
Value-added, custom programming, licensing and other	24.9	20.3	22.8	68.6	61.1	12.1
Output and managed services	11.7	9.8	20.1	33.9	29.9	13.5

Total non-volume related revenues	53.6	45.2	18.7	150.2	136.6	9.9

Total revenues before reimbursable items	87.4	77.9	12.2	248.9	230.9	7.8
Reimbursable items	4.5	5.1	(13.0)	15.8	14.5	8.9

Total revenues	$91.9	83.0	10.6%	$264.7	245.4	7.9%

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

Below is a summary of the Merchant Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$134.1	135.6	(1.1)%	$384.8	405.0	(5.0)%
Revenues before reimbursable items	115.0	113.7	1.2	328.0	335.9	(2.4)
Adjusted segment operating income[1]	40.4	40.8	(0.8)	103.5	119.7	(13.5)
Adjusted segment operating margin[2]	35.1%	35.9%		31.5%	35.6%
Key indicators:
POS transactions	1,034.4	1,090.0	(5.1)	3,061.7	3,325.2	(7.9)
Dollar sales volume	$11,877.5	10,963.2	8.3	$34,453.8	32,123.2	7.3

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The 1.1% and 5.0% decreases in total segment revenues for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, are driven by decreases of $2.9 million and $12.2 million in reimbursable items. Reimbursable items for the three and nine months ended September 30, 2014, were $19.1 million and $56.9 million, respectively, which were decreases of 13.0% and 17.7%, compared to the three and nine months ended September 30, 2013.

Excluding reimbursable items, revenues increased 1.2% and decreased 2.4%, respectively, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. For the three months ended September 30, 2014, the increase was the result of growth from a one-time project in our indirect line of business partially offset by declines due to market factors such as industry consolidation and client in-sourcing. For the nine months ended September 30, 2014, the decrease in revenues was related to client deconversions, in-sourcing and price reductions partially offset by higher processing volumes.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

The decrease in adjusted segment operating income for the three months ended September 30, 2014, is a result of higher employment expenses, as compared to the same period in 2013. The decrease in adjusted segment operating income for the nine months ended September 30, 2014, is the result of lower revenues and increased employee related expenses, as compared to the same period in 2013.

For both the three and nine months ended September 30, 2014, approximately 92.6% of the revenues of TSYS’ Merchant Services segment, are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 7.4% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

NetSpend

The NetSpend segment is a program manager for Federal Deposit Insurance Corporation (FDIC) insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers, and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including direct-to-consumer and online marketing programs, alternative financial service providers, traditional retailers, and contractual relationships with corporate employers.

The NetSpend segment’s revenues primarily consist of a portion of the service fees and interchange revenues received by NetSpend’s prepaid card Issuing Banks in connection with the programs managed by this segment. Cardholders are charged fees for transactions including fees for PIN and signature-based purchase transactions made using their prepaid cards, for Automated Teller Machine (ATM) withdrawals or other transactions conducted at ATMs, for balance inquiries, and monthly maintenance fees among others. Cardholders are also charged fees associated with additional products and services offered in connection with certain cards including the use of overdraft features, bill payment options, custom card designs and card-to-card transfers of funds initiated through call centers. The NetSpend segment also earns revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their cards. Subject to applicable law, interchange fees are fixed by the networks.

Below is a summary of the NetSpend segment:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Percent Change	2014	2013	Percent Change
Total revenues	$114.0	103.7	10.0%	$363.5	103.7	nm	%
Revenues before reimbursable items	114.0	103.7	10.0	363.5	103.7	nm
Adjusted segment operating income[1]	36.1	34.6	4.4	95.5	34.6	nm
Adjusted segment operating margin[2]	31.7%	33.4%		26.3%	33.4%
Key indicators:
Number of active cards				3.1	2.8	11.5
Number of active cards with direct deposit				1.5	1.3	20.6
Percentage of active cards with direct deposit				49.3%	45.6%
Gross dollar volume	$4,409.3	3,780.9	16.6	$15,604.5	13,107.6	19.0

nm =	not meaningful
[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

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

For the three and nine months ended September 30, 2014, respectively, 71.5% and 70.3% of revenues were derived from fees charged to cardholders and 28.5% and 29.7% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards which totaled approximately 3.1 million as of September 30, 2014, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $4.4 billion and $15.6 billion, respectively, for the three and nine months ended September 30, 2014. Substantially all of the NetSpend segment’s revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Total segment revenues for the three months ended September 30, 2014, as compared to the same period in 2013, increased $10.3 million, or 10.0%. Service fee revenue increased $4.4 million, or 5.7%. The increase in service fee revenue was substantially driven by the increase in direct deposit accounts. Revenues from interchange and other value-added services increased $5.9 million, or 22.6%. This increase was primarily the result of a 16.6% increase in gross dollar volume.

Total segment revenues for the nine months ended September 30, 2014, as compared to the same period in 2013, increased $259.8 million. The results for 2013 are for the period from July 1, 2013, the date TSYS acquired NetSpend, through September 30, 2013.

Cardholder funds and deposits related to NetSpend’s prepaid products are held at FDIC-insured Issuing Banks for the benefit of the cardholders. NetSpend currently has active agreements with five Issuing Banks.

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

The Company’s cost of services increased 8.0% and 26.8% for the three and nine months ended September 30, 2014, respectively, compared to $377.1 million and $983.1 million for the same periods last year. The Company’s selling, general and administrative expenses, including merger and acquisition expenses, decreased 9.9% for the three months ended September 30, 2014, and increased 14.1% for the nine months ended September 30, 2014, compared to $88.9 million and $224.4 million, respectively, for the same periods last year. The decrease in selling, general and administrative expenses, including merger and acquisition expenses, for the three months ended September 30, 2014, is due to a reduction in share-based compensation, and merger and acquisition costs related to the acquisition of NetSpend in 2013. The increase in operating expenses for the nine months ended September 30, 2014, is the result of including nine months of operating activity related to NetSpend compared to only three months in the same period last year.

The Company’s merger and acquisition expenses were $0.8 million and $3.3 million, respectively, for the three and nine months ended September 30, 2014, compared to $7.3 million and $12.0 million, respectively, for the same periods last year.

Operating Income

Operating income increased 23.9% and 12.9%, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The Company’s operating profit margins for the three and nine months ended September 30, 2014, were 21.0% and 18.3%, respectively, compared to 17.0% and 18.5% for the same periods last year. TSYS’ operating margins increased for the three months ended September 30, 2014, as compared to the same period in 2013, as a result of the reduction of operating expenses mainly due to the acquisition expenses associated with NetSpend. Operating margins for the nine months ended September 30, 2014 and 2013, remained steady resulting from the inclusion of revenue and operating expenses associated with NetSpend for the full period in 2014, partially offset by the reduction in acquisition costs compared to the prior year period.

Nonoperating Income (Expense)

Interest income for the three and nine months ended September 30, 2014, was $226,000 and $848,000, respectively, which were decreases of $250,000 and $277,000, compared to $476,000 and $1.1 million for the same periods in 2013. Changes in interest income are primarily attributable to changes in the amount of cash available for investing.

Interest expense for the three months ended September 30, 2014, was $10.2 million, which was a decrease of $0.4 million compared to $10.6 million for the three months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014, was $30.7 million, an increase of $8.7 million compared to $22.0 million for the nine months ended September 30, 2013. The Company’s interest expense on bonds was $8.8 million and $26.5 million, respectively, for the three and nine months ended September 30, 2014. Interest expense on bonds was $8.7 million and $12.5 million, respectively, for the three and nine months ended September 30, 2013.

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

For the three months ended September 30, 2014 and 2013, the Company recorded approximately $250,000 of net translation gains and $697,000 of net translation losses, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the nine months ended September 30, 2014 and 2013, the Company recorded net translation losses of approximately $574,000 and $748,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

The balance of the International Services segment’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2014, was approximately $15.8 million, the majority of which is denominated in U.S. Dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of September 30, 2014, was $38.0 million.

The Company recorded gains of $5,000 and $239,000 on its investments in private equity for the three and nine months ended September 30, 2014, respectively, as a result of changes in value to the investments compared to $0.0 and $1.2 million for the three and nine months ended September 30, 2013, respectively.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 14 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

TSYS’ effective income tax rate for both the three months ended September 30, 2014 and 2013, was 32.2%. TSYS’ effective income tax rate for the nine months ended September 30, 2014, was 32.9%, compared to 30.5% for the same period in 2013. The differences in the 2014 rates compared to 2013 rates reflect changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for noncontrolling interest in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $86.3 million as of September 30, 2014. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $4.1 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively. TSYS’ share of income from its equity in equity investments was $11.8 million and $9.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Discontinued Operations

The Company’s Japan-based entities qualified for discontinued operations treatment during the quarter ended March 31, 2014. In April 2014, the Company sold its Japan-based entities and recorded a net gain on the disposals of $52.0 million in discontinued operations. For the three and nine months ended September 30, 2014, the Company had a gain from discontinued operations of $880,000 and $52.0 million, respectively. For more information regarding the Company’s discontinued operations, refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements.

Net Income

Net income for the three months ended September 30, 2014, increased 26.2%, or $17.7 million, to $85.2 million, compared to $67.5 million for the same period in 2013. Net income for the nine months ended September 30, 2013, increased 32.6%, or $61.0 million, to $248.2 million, compared to $187.2 million for the same period in 2013, primarily due to the gain on the sale of the Japan-based operations.

Net income attributable to non-controlling interest decreased $1.8 million and $3.0 million, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The decrease is driven by the increase in ownership of Central Payment Co., LLC (CPAY).

Net income attributable to TSYS common shareholders for the three months ended September 30, 2014, increased 30.2%, or $19.5 million, to $83.8 million, or basic and diluted EPS of $0.45, compared to $64.4 million, or basic and diluted EPS of $0.34, for the same period in 2013. Net income attributable to TSYS common shareholders for the nine months ended September 30, 2014, increased 35.7%, or $63.9 million, to $243.0 million, or basic and diluted EPS of $1.30 and $1.29, respectively, compared to $179.1 million, or basic and diluted EPS of $0.95 and $0.94, respectively, for the same period in 2013, mainly due to the gain on the sale of its two businesses in Japan.

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

Revenues Before Reimbursable Items and Operating Margin Excluding Reimbursable Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Operating income (a)	$129,407	104,479	308,867	273,642

Total revenues (b)	$616,891	570,551	1,811,774	1,481,202
Less reimbursable items	64,031	61,063	188,096	182,753

Revenues before reimbursable items (c)	$552,860	509,488	1,623,678	1,298,449

Operating margin (as reported) (a)/(b)	21.0%	18.3%	17.0%	18.5%

Operating margin excluding reimbursables (a)/(c)	23.4%	20.5%	19.0%	21.1%

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$85,198	67,494	248,163	187,205
Adjusted for:
Deduct: Income from discontinued operations	(880)	(611)	(51,993)	(1,305)
Deduct: Equity in income of equity investments, net of tax	(4,135)	(2,792)	(11,831)	(9,357)
Add: Income taxes	39,227	30,100	94,333	77,547
Add: Nonoperating expenses, net	9,997	10,288	30,195	19,552
Add: Depreciation and amortization	62,434	57,901	183,430	137,758

EBITDA	191,841	162,380	492,297	411,400
Adjust for:
Add: Share-based compensation	5,420	9,784	23,019	19,587
Add: NetSpend merger and acquisition expenses	779	7,282	3,213	12,009

Adjusted EBITDA	$198,040	179,446	518,529	442,996

Adjusted Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2014	2013	2014	2013
Income from continuing operations attributable to TSYS common shareholders
As reported (GAAP)	$82,925	64,834	192,018	180,835

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	15,762	16,595	47,374	27,134
Share-based compensation, net of tax	3,573	6,706	15,174	13,425
NetSpend merger and acquisition expenses*	786	5,424	3,111	13,934

Adjusted earnings	$103,046	93,559	257,677	235,328

Basic EPS—Net income attributable to TSYS common shareholders
As reported (GAAP)	$0.45	0.34	1.03	0.96

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	0.08	0.09	0.25	0.14
Share-based compensation, net of tax	0.02	0.04	0.08	0.07
NetSpend merger and acquisition expenses*	0.00	0.03	0.02	0.07

Adjusted EPS**	$0.56	0.49	1.38	1.25

Average common shares and participating securities	185,577	189,525	186,559	188,035

*	Certain merger and acquisition costs are nondeductible for income tax purposes.
**	Adjusted EPS amounts may not total due to rounding.

Projected Outlook for 2014

As compared to 2013, TSYS expects its 2014 total revenues to increase by 17-20%, its revenues before reimbursable items to increase by 20%-22%, its adjusted EBITDA to increase by 13%-15%, and its adjusted EPS to increase by 10%-12%. Management currently expects its total revenues, revenues before reimbursable items and adjusted EPS to be at the low end of these ranges, assuming forecasted items for the fourth quarter occur on the timing currently projected by management. The guidance is based on the following assumptions with respect to 2014: (1) there will be no significant movements in the London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients other than included in the 2014 estimate, additional acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be minimal synergies from the NetSpend acquisition for 2014; and (5) the economy will not worsen.

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

Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2014	2013
Net income	$248,163	187,205
Depreciation and amortization	184,827	142,490
Gain on disposal of subsidiaries	(87,013)	—
Other noncash items and charges, net	37,986	65,387
Net change in current and other assets and current and other liabilities	6,151	(87,597)

Net cash provided by operating activities	$390,114	307,485

TSYS’ main source of funds is derived from operating activities, specifically net income. The 2014 net income included a gain on disposal of our Japan-based operations of $52.0 million net of tax. The increase in 2014, in net cash provided by operating activities was also the result of the net change in current and other assets and current and other liabilities.

TSYS disposed of its Japan-based subsidiaries in April 2014. The gain on disposal of $87.0 million before tax was included in discontinued operations as part of net income. For more information regarding the disposition of the Japan-based operations, refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements.

The increase in other noncash items and charges is due primarily to increases in the provision for fraud and other losses, and share-based compensation, partially offset by the decrease in deferred income tax expense. Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of September 30, 2014, as compared to September 30, 2013, is the result of timing of collections compared to billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2014	2013
Additions to contract acquisition costs	$(66,540)	(36,824)
Purchases of property and equipment, net	(55,356)	(24,896)
Cash used in acquisitions, net of cash acquired	(38,584)	(1,314,660)
Additions to internally developed computer software	(31,263)	(22,519)
Additions to licensed computer software from vendors	(14,497)	(34,412)
Purchase of private equity investments	(3,290)	(1,146)
Proceeds from disposition, net of expenses paid and cash disposed	45,002	—

Net cash used in investing activities	$(164,528)	(1,434,457)

The primary use of cash for investing activities in 2014 was for investments in contract acquisition costs associated with obtaining and servicing new or existing clients. Other major uses of cash for investing activities in 2014 were for the addition of property and equipment, cash used in acquisitions (payment for shares held by NetSpend dissenting shareholders), internal development of computer software and the purchase of licensed computer software. These uses of cash were partially offset by the proceeds from disposition of subsidiaries related to the Company’s Japan-based operations during 2014. The major uses of cash for investing activities in 2013 were cash used for acquisitions, investments in contract acquisition costs associated with obtaining and servicing new or existing clients, the purchase of licensed computer software conversions, the addition of property and equipment and internal development of computer software. In 2013, several software arrangements were licensed to extend processing capacity in advance of anticipated conversions. For more information regarding the disposition of the Japan-based operations, refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $66.5 million for the nine months ended September 30, 2014, compared to $36.8 million for the nine months ended September 30, 2013. The increase in contract acquisition costs is the result of increased capitalized conversion costs and client signing incentive additions.

Purchase of Private Equity Investments

In May 2011, the Company entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20 million in the fund so long as its ownership interest in the fund does not exceed 50%. During the first nine months of 2014, the Company made an additional investment of $3.3 million compared to $1.1 million for the same period in 2013.

Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2014	2013
Repurchase of common stock under plans and tax withholding	$(120,894)	(6,267)
Dividends paid on common stock	(56,159)	(37,514)
Principal payments on long-term borrowings and capital lease obligations	(48,682)	(82,644)
Purchase of noncontrolling interest	(37,500)	—
Subsidiary dividends paid to noncontrolling shareholders	(6,369)	(5,897)
Proceeds from long-term borrowings	—	1,395,661
Debt issuance costs	—	(13,471)
Excess tax benefit from share-based payment arrangements	6,538	2,727
Proceeds from exercise of stock options	26,877	27,488

Net cash (used in) provided by financing activities	$(236,189)	1,280,083

The main uses of cash for financing activities in 2014, were the repurchase of outstanding shares of common stock, the payment of dividends, the principal payments on long-term borrowings and capital lease obligations, and the purchase of noncontrolling interest in CPAY. The main uses of cash in 2013, were the principal payments on long-term borrowings and capital lease obligations, the payment of dividends, debt issuance costs and the repurchase of stock. The main source of cash provided by financing activities in 2014, were the proceeds from exercise of stock options. The main sources of cash provided by financing activities in 2013, were the proceeds from borrowings of long-term debt and the proceeds from exercise of stock options.

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

During the first nine months of 2014, shares with a value of $5.2 million were withheld upon the vesting of certain equity awards. TSYS added these shares to treasury and paid taxes on behalf of the equity award recipients. Through September 30, 2014, the Company purchased 3.7 million shares for approximately $115.7 million, at an average price of $31.26.

Dividends

Dividends on common stock of $56.2 million were paid during the nine months ended September 30, 2014, compared to $37.5 million during the nine months ended September 30, 2013. The 2012 fourth quarter dividend was accelerated and paid in December 2012, rather than January 2013, to allow shareholders to benefit from the lower dividend tax rate that expired on December 31, 2012.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.3:1. As of September 30, 2014, TSYS had working capital of $387.3 million compared to $356.7 million as of December 31, 2013.

Legal Proceedings

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2013, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for a discussion regarding commitments and contingencies including legal proceedings. Also, for more information regarding the Company’s legal proceedings, refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation that the loss of Bank of America as a merchant services client will not have a material adverse effect on TSYS’ business; (ii) TSYS’ expectation with respect to the timing of the conversion of Bank of

America’s consumer card portfolios; (iii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters; (vi) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (vii) TSYS’ earnings guidance for 2014 total revenues, revenues before reimbursable items, adjusted EBITDA, and adjusted EPS, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “will,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by our forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:

•	the material breach of security of any of TSYS’ systems;

•	expenses TSYS incurs associated with the signing of a significant client;

•	lower than anticipated organic growth rates for TSYS’ existing clients whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise;

•	TSYS not converting and deconverting clients’ portfolios as scheduled;

•	risks associated with foreign operations, including adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	consolidation in the financial services and other industries, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and financial institutions which are TSYS clients otherwise ceasing to exist;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and its clients;

•	adverse developments with respect to the payment card industry in general, including a decline in the use of cards as a payment mechanism;

•	the impact of potential and completed acquisitions, particularly the NetSpend acquisition, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto, including the matters disclosed herein;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ reliance on financial institution sponsors;

•	changes in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	one or more of the assumptions upon which TSYS’ earnings guidance for 2014 is based is inaccurate;

•	the effect of current domestic and worldwide economic conditions;

•	other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of September 30, 2014:

(in millions)	September 30, 2014
Europe	$194.2
China	89.0
Mexico	7.4
Canada	1.3
Other	47.0

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

TSYS recorded a net translation gain of approximately $250,000 and a net translation loss of approximately $574,000 for the three and nine months ended September 30, 2014, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2014, was approximately $13.0 million, the majority of which was denominated in U.S. Dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of September 30, 2014, was $37.6 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $37.6 million as of September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued).

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$376	1,879	3,758	(376)	(1,879)	(3,758)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2014, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

TOTAL SYSTEM SERVICES, INC.

Date: November 6, 2014	by:	/s/ M. Troy Woods
M. Troy Woods
President and Chief Executive Officer

Date: November 6, 2014	by:	/s/ Paul M. Todd
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