Form 10-K
period 2014-12-31
TOTAL SYSTEM SERVICES INC
filed 2015-02-26
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,670,370,000 based on the closing sale price as reported on the New York Stock Exchange.

As of February 18, 2015, there were 185,053,781 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2014 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2015 Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015 (“Proxy Statement”)	Part III

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

Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides services to financial and nonfinancial institutions. We also provide processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. In addition, we provide general purpose reloadable (“GPR”) prepaid and payroll cards and alternative financial service solutions to the underbanked and other consumers. The services we provide are divided into four operating segments, North America Services, which accounted for 45% of our revenues in 2014, Merchant Services, which accounted for 21% of our revenues in 2014, NetSpend, which accounted for 19% of our revenues in 2014, and International Services, which accounted for 15% of our revenues in 2014.

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

Major Customers. A significant amount of our revenues is derived from long-term contracts with large clients. The loss of one of our large clients could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customer” and “Operating Segments” under the “Financial Review” Section on pages 21 through 26, and Note 22 on pages 76 through 79 of the Annual Report which are incorporated in this document by reference.

Competition. We encounter vigorous competition in providing electronic payment services from several different sources. TSYS’ business is primarily derived from third-party processing for issuers and merchant acquirers. Most of the national market in third party processors is presently being provided by approximately three vendors. We believe that as of December 31, 2014 we are the largest third party card processor in the United States. In addition, we compete with banks and acquirers who choose to process payments in house through proprietary systems and with software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing, bankcard computer service firms and third-party software vendors within the United States and from certain international processors, in-country providers and third-party software vendors with respect to our International Services segment. In addition, payments networks such as Visa, MasterCard and Discover are increasingly offering products and services that compete with our products and services.

Based upon available market share data that includes cards processed in house, we believe that during 2014 we provided issuer processing services for approximately 29% of the domestic consumer credit card accounts in market, 51% of the domestic commercial credit cards issued in market, 83% of the Canadian credit card accounts in market and 22% of credit card accounts in TSYS’ Home European Markets (UK, Ireland, Netherlands, Italy, Germany and Switzerland). With respect to the Merchant Services Segment, we provide third party processing services to merchant acquirers and Independent Sales Organizations (“ISOs”) and we are also a direct merchant acquirer. We believe that we are the second largest processor of merchant accounts and process transactions for approximately 20% of all bankcard accepting merchant locations in the United States. Our direct merchant acquirer business is ranked as the 7th largest merchant acquirer in the U.S. based on active merchant outlets according to The Nilson Report dated March 2014. Through our NetSpend business, we are the 2nd largest program manager of GPR prepaid cards according to Mercator Advisory Group, as ranked by dollars loaded (as of December 31, 2013).

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

Money Transmitter and Payment Instrument Laws and Regulations. Our NetSpend business is subject to money transfer and payment instrument licensing regulations. We have obtained licenses to operate as a money transmitter in 45 states and the District of Columbia. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business.

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

The Dodd-Frank Act. We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). This legislation, which provides for significant financial regulatory reform, may have a significant and negative impact on us and our clients, which could impact TSYS’ earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on our operations. The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. As of October 1, 2011, in accordance with the Reform Act, the Board capped the maximum U.S. debit interchange fee assessed for debit cards issued by large financial institutions at twenty-one cents plus five basis points, before applying a fraud prevention adjustment of up to an additional one cent. In July 2013, a federal court invalidated these rules and ordered the Board to revise them. However, a federal appeals court reversed the lower court decision, which effectively reinstated the Board’s interchange rules, and the U.S. Supreme Court determined not to review the appeals court decision. It remains difficult to predict the impact that the debit interchange regulations will ultimately have on us, but we do not expect that they will have a significant negative impact on our business.

The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. For example, the CFPB has proposed regulations regarding the prepaid industry, which, if adopted as proposed, could impose significant additional disclosure requirements, overdraft requirements, and other requirements on the prepaid card industry, including our NetSpend business, effective in 2016. Similarly, other future actions of the CFPB may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants by further regulatory disclosures, payment card practices, fees, routing and other matters with respect to credit, debit and prepaid cards, and thus negatively impact our business. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system. To date, the Financial Stability Oversight Council does not appear to be focused on regulating entities such as TSYS. However, any such future designation would result in increased regulatory burdens on our business.

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

Employees. As of December 31, 2014, we had approximately 9,900 employees.

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

For more information about our business see the “Financial Overview” Section on pages 11 through 13, the “Financial Review” Section on pages 13 through 37 and Note 1, Note 2, Note 9, Note 16, Note 22, Note 24 and Note 27 of Notes to Consolidated Financial Statements on pages 43 through 51, page 52, pages 57 and 58, pages 66 through 68, pages 76 through 79, pages 80 through 85, and page 86 of the Annual Report which are incorporated in this document by reference.

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

The uninterrupted operation of our processing systems and the confidentiality of the client/consumer information that resides on our systems is critical to the successful operation of our business. We have security, backup and recovery systems in place, as well as business continuity plans designed to ensure our systems will not be inoperable. Recently, a number of companies have experienced security breaches in which credit card, debit card and other personal information has been stolen. Our visibility in the global payments industry may attract hackers to conduct attacks on our systems. Although we devote significant resources to information security and have what we believe to be sufficient security around our systems to prevent unauthorized access, third parties may have the technology or know-how to breach the security of the information transmitted in connection with payment processing transactions, and our security measures may not effectively prohibit others from obtaining improper access to this information. An information breach in the system and loss of confidential information could have a longer and more significant impact on our business than a hardware failure. We electronically store personal information, such as credit card numbers and related information, about consumers who are customers of our clients. If we are unable to protect, or our clients or consumers perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth could be materially adversely affected. A security or privacy breach or a system failure may:

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

Economic and geopolitical conditions could adversely affect our business.

A significant portion of our revenues is derived from the number of consumer payment transactions that we process which may be affected by, among other things, overall economic conditions. The payment processing industry depends heavily upon the overall level of consumer, business and government spending to support the necessary volume of payment transactions. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number of transactions involving credit, debit, GPR prepaid and other payment-related cards. Future reductions in consumer spending through credit, debit, GPR prepaid debit and other payment-related card usage would likely have a material adverse effect on our financial position and results of operations.

The ability to adapt technology to changing industry and client needs or trends may affect our competitiveness or demand for our products, which may adversely affect our financial results.

The payment processing market in which we compete is subject to rapid and significant technological changes, new product introductions, evolving industry standards and changing client needs and preferences. Also, our clients continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and client changes in order to remain competitive. If we are unable to effectively respond to these changes, the competitiveness of and demand for our services and products will be materially impaired and may result in our services being removed from the payments value chain. Our future success will depend in part on our ability to respond to new competitors and to develop or adapt to technological changes and evolving industry standards. Our failure to do so could have a material adverse effect on our financial position and results of operation.

The market for our electronic payment services is evolving and may not continue to develop or grow rapidly enough for us to maintain and increase our profitability.

If the number of electronic payment transactions of the type we process does not continue to grow or if businesses or consumers do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial position and results of operations. We believe future growth in the use of credit and debit cards and other electronic payments will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, businesses and consumers must continue to use electronic payment methods that we process, including credit and debit cards.

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

We have acquired businesses both in the U.S. and internationally and will continue to explore opportunities for strategic acquisitions in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). Other risks include the inaccurate assessment of disclosed liabilities, inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002, and personnel turnover.

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

A negative perception of our company in the marketplace may affect our brands and reputation, which are key assets of our business.

Our brands and their attributes are key assets of our business. The ability to attract and retain business clients and consumers to TSYS and NetSpend branded products depends highly upon the external perceptions of our company and our industry’s quality of service, use and protection of account holder data, regulatory compliance, financial condition, corporate responsibility and other factors. Negative perception or publicity, particularly in light of the rapid, widespread use of social media channels, could cause damage to our brands and reputation.

If business clients and consumers turn away from our brand and products, we may be required to incur additional liabilities and costs, result in greater regulatory or legislative scrutiny, and materially and adversely affect our financial position, results of operations and prospects for future growth and overall business.

Our business may be adversely affected by currency, geopolitical and other risks associated with foreign operations and, as we continue to expand internationally, we may incur higher than anticipated costs and will become more susceptible to these risks.

We provide services to our clients worldwide. As a result, our revenues derived from international operations are subject to risk of loss from foreign currency exchange rates. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. We have not entered into foreign exchange forward contracts to mitigate the risks associated with our foreign operations. In addition, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our foreign currency into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues we receive from international operations and adversely affect our financial position and results of operations. In addition, our revenues derived from international operations are subject to risk of loss as a result of social and geopolitical instability and unfavorable political or diplomatic developments which could negatively impact our financial results.

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

The market for payment processing services is intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We face direct competition from third parties, and since certain of our larger potential issuer clients develop their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential issuer clients’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our financial position and results of operations.

The market for prepaid cards and alternative financial services is highly competitive and competition is increasing as more companies endeavor to address the needs of underbanked consumers.

With our 2013 acquisition of NetSpend, we added an aspect to our business to complement our previous presence in the prepaid processing space to include GPR prepaid and payroll cards and alternative financial services. The alternative financial services industry, including the prepaid card market, is subject to intense and increasing competition. Our NetSpend business directly competes with a number of companies that market open-loop prepaid cards and demand deposit accounts through retail and online distribution. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers who are seeking to integrate more financial services into their product offerings. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid card or demand deposit account programs. The increased desire of banks, retailers and alternative financial services providers to develop and promote prepaid card and demand deposit account programs could have an adverse effect on the NetSpend portion of our business. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and decrease the prices of our products and services, which could adversely affect our operating results.

Our NetSpend business relies on certain relationships with issuing banks and distributors. The loss of such relationships or if we are unable to maintain such relationships on terms that are favorable to us, our business, financial position and operating results may be materially adversely affected.

Our NetSpend business relies on arrangements we have with issuing banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to the cards we manage, access to the ATM networks, membership in the card associations and network organizations and other banking services. The majority of our active NetSpend cards are issued through Meta Payment Systems (“MetaBank”). If our relationship with MetaBank deteriorates, it could have an adverse impact on the NetSpend business. If any material adverse event were to affect MetaBank, or one or more of our other issuing banks or if we were to lose MetaBank or one or more of the other issuing banks, we would be forced to find an alternative provider of these critical banking services for our NetSpend business. It may not be possible to find a replacement bank on terms that are acceptable to us or at all. Any change in the issuing banks could disrupt the business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse impact on our results of operations and our financial position.

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

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”). This legislation provides for significant financial regulatory reform. The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. The CFPB recently mandated that supervised financial institutions, including our clients, are required to ensure that their service providers are in compliance with applicable federal consumer laws, which may increase regulatory oversight and our cost of doing business. In addition, the CFPB has proposed regulations regarding the prepaid industry, which regulations, if adopted as proposed, may have a negative impact on the revenues and financial position of our NetSpend business. Furthermore, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of the Reform Act on TSYS is difficult to estimate. Current and future regulations as a result of the Reform Act may adversely affect our business or operations, directly or indirectly (if, for example, our clients’ businesses and operations are adversely affected).

With respect to our NetSpend business, because each distributor offers prepaid cards and reload services as an agent of NetSpend, or another third party, we do not believe that the distributors themselves are required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other service providers. In addition, we understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll and other prepaid cards does not constitute money transmission and so we are not required to obtain a state money transmission license in order to engage in this activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against us or our issuing banks. If the relevant party is unsuccessful in making a persuasive argument that it should not be subject to such licensing requirements, and is therefore deemed to be in violation of one or more of the state money transmitter statutes, it could result in the imposition of fines, the suspension of the relevant party’s ability to offer some or all of our prepaid cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which could negatively impact our financial position and results of operations. Furthermore, if the federal government or one or more state governments impose additional legislative or regulatory requirements on our NetSpend business, the issuing banks or the distributors, or prohibit or limit the activities of our NetSpend business as currently conducted, we may be required to modify or terminate some or all of our NetSpend products and services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us.

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

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or independent sales organizations incur fines or penalties that we cannot collect from them, we could end up bearing the cost of such fines or penalties.

We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members like us. The termination of our registrations or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our financial position and results of operations. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, it could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect such amounts from the applicable merchant or ISO, we could end up bearing such fines or penalties, resulting in lower earnings for us.

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

In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our financial position and results of operation. We have policies to manage merchant-related credit risk and often mitigate such risk by requiring collateral and monitoring transaction activity. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Fraudulent activities by merchants, prepaid card holders or others and losses from overdrawn cardholder accounts may adversely affect our financial results.

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others, and our prepaid card programs expose us to threats involving the misuse of cards, collusion, fraud and identify theft. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Although a large portion of the fraudulent activity associated with the cards we manage is addressed through the chargeback systems and procedures maintained by the card associations and networks, we are often responsible for other losses due to merchant, cardholder and other types of fraud. No system or procedures established to detect and reduce the impact of fraud are entirely effective. Although we actively devote efforts to effectively manage risk and prevent fraud, we could nevertheless experience an increase in fraud losses over our historical experience. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our financial position and results of operations.

Our systems and our third-party providers’ systems may fail which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial position and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss, we may also be liable to third parties. Many of our contractual agreements with financial institutions require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from events that may be outside our control. Events that could cause system interruptions include, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties could result in loss of revenue, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources.

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

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. To successfully compete and grow, we must recruit, develop and retain the necessary personnel who can provide the needed expertise across the entire spectrum of intellectual capital needs. In addition, we must develop our personnel to fulfill succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could negatively affect our profitability. We cannot assure that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial position and results of operations.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

As of December 31, 2014, we and our subsidiaries owned 12 facilities encompassing approximately 1,446,568 square feet and leased 45 facilities encompassing approximately 918,610 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	10	1,350,200	8	298,334
International Services	2	96,368	15	204,404
Merchant Services	—	—	17	314,819
NetSpend	—	—	5	101,053

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

See Note 1, Note 10, Note 16 and Note 22 of Notes to Consolidated Financial Statements on pages 43 through 51, page 58, pages 66 through 68, and pages 76 through 79 and “Property and Equipment” under the “Financial Review” Section on page 31 of the Annual Report which are incorporated in this document by reference.

Item 3.	Legal Proceedings

See Note 16 of Notes to Consolidated Financial Statements on pages 66 through 68 of the Annual Report which is incorporated in this document by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section on page 89, Note 20 of Notes to Consolidated Financial Statements on page 75 and “Stock Performance Graph” on page 90 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

The “Selected Financial Data” Section which is set forth on page 11 of the Annual Report is incorporated in this document by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Financial Overview” and “Financial Review” Sections which are set forth on pages 11 through 37 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.” The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2014, 2013 and 2012 was:

(in millions)	2014	2013	2012
Comprehensive income (loss), net of tax	($15.6)	($1.3)	$3.5

Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.

The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2014:

(in millions)	December 31, 2014
Europe	$206.5
China	92.9
Cyprus	40.7
Other	9.6

We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 27 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in US dollars and Euros. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation loss of approximately $0.1 million for the year ended December 31, 2014 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2014 was approximately $16.7 million, the majority of which is denominated in Euros.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2014 was $38.1 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $38.1 million at December 31, 2014.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$381	1,904	3,808	(381)	(1,904)	(3,808)

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

At December 31, 2014	Expected maturity date
Liabilities	2015	2016	2017	2018	2019	Thereafter	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate	$22.5	5.5	—	550.0	—	550.0	$1,128.0
Average interest rate	3.04%	3.06%	3.06%	3.46%	—	3.75%	3.47%

Variable Rate	$21.3	30.0	126.4	140.0	—	—	$317.7
Average interest rate	1.29%	1.29%	1.30%	1.29%	—	—	1.29%

Item 8.	Financial Statements and Supplementary Data

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section, which is set forth on page 89, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting,” which are set forth on pages 38 through 88 of the Annual Report are incorporated in this document by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2014, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 88 of the Annual Report, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page 87 of the Annual Report, are incorporated in this document by reference.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

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

Item 11.	Executive Compensation

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“DIRECTOR COMPENSATION,” and

•	“EXECUTIVE COMPENSATION” – “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table” and the Compensation Tables and Narratives which follow the Summary Compensation Table, and “Compensation Committee Interlocks and Insider Participation.”

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

Information pertaining to equity compensation plans is contained in Note 18 of Notes to Consolidated Financial Statements on page 69 of the Annual Report and is incorporated in this document by reference.

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS,” and

•	“PRINCIPAL SHAREHOLDERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“RATIFICATION OF APPOINTMENT OF THE INDEPENDENT AUDITOR” – “Audit and Non-Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 38 through 88 of the Annual Report.

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Income - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Equity - Years Ended December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.6 through 10.37 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2013, by and among TSYS, General Merger Sub, Inc. and NetSpend Holdings Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013

2.2	First Amendment to the Agreement and Plan of Merger, dated as of May 29, 2013, which amended the Agreement and Plan of Merger, dated as of February 19, 2013, by and among TSYS, General Merger Sub, Inc. and NetSpend Holdings, Inc., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated May 29, 2013

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated April 30, 2009

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009

4.1	Indenture, dated as of May 22, 2013, between TSYS and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K dated May 22, 2013

10.1	Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated September 11, 2012

10.2	First Amendment, dated as of April 8, 2013, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.3	Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.4	Voting Agreement, dated as of February 19, 2013, by and among TSYS and JLL Partners Fund IV, L.P., JLL Partners Fund V, L.P., Oak Investment Partners X, Limited Partnership and Oak X Affiliates Fund, L.P., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 19, 2013

10.5	Commitment Letter, dated as of February 19, 2013, by and among TSYS, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 19, 2013

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.6	Total System Services, Inc. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002

10.7	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010

10.8	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008

10.9	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993

10.10	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994

10.11	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008

10.12	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002

10.13	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012

10.14	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2002 Long-Term Incentive Plan for grants made subsequent to January 17, 2006, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 17, 2006

10.15	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007

10.16	Total System Services, Inc. 2012 Omnibus Plan (formerly named the 2008 Omnibus Plan), incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated May 4, 2012

10.17	Form of Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated February 5, 2008

10.18	Form of Retention Restricted Stock Award Agreement for retention restricted stock awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated February 5, 2008

10.19	Form of Amended and Revised Stock Option Agreement for stock option awards under the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated March 28, 2008

10.20	Form of Amended and Revised Stock Option Agreement for 2008 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated March 28, 2008

10.21	Form of Amended and Revised Stock Option Agreement for 2009 stock option awards under the Total System Services, Inc. 2007 and 2008 Omnibus Plans, incorporated by reference to Exhibit 10.40 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on February 27, 2009

10.22	Form of Stock Option Agreement for 2010 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010

10.23	Form of Performance-Based Special Stock Option Agreement for performance-based stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.6 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 7, 2010

10.24	Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011

10.25	Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011

10.26	Form of Stock Option Agreement for 2011 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011

10.27	Form of Performance Share Agreement for 2011 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011

10.28	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007

10.29	Form of Senior Executive Stock Option Agreement for 2012 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

10.30	Form of Senior Executive Performance Share Agreement for 2012 performance share awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

10.31	Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

10.32	Form of Senior Executive Performance Share Agreement for 2013 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

10.33	Form of Senior Executive Stock Option Agreement for 2014 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, as filed with the SEC on May 8, 2014

10.34	Form of Senior Executive Performance Share Agreement for 2014 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, as filed with the SEC on May 8, 2014

10.35	Transition and Retirement Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

10.36	Restrictive Covenant Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

10.37	Consulting Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated June 23, 2014.

13.1	Certain specified pages of TSYS’ 2014 Annual Report to Shareholders which are incorporated herein by reference

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney contained on the signature pages of this 2014 Annual Report on Form 10-K and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2014 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report)

101	Interactive Data File

We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Total System Services, Inc.:

Under date of February 25, 2015, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014, which are included in the December 31, 2014 annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia

February 25, 2015

Schedule II

Schedule — Valuation and Qualifying Accounts

TOTAL SYSTEM SERVICES, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions
		Changes in
	Balance at	allowances, charges to				Balance at
	beginning	expenses and changes				end
	of period	to other accounts		Deductions		of period
Year ended December 31, 2012:
Provision for doubtful accounts	$2,108	2,045	(1)	(1,539	)(3)	$2,614
Provision for billing adjustments	$2,037	(991	)(1)	251	(3)	$1,297
Transaction processing provisions - processing errors	$5,322	2,805	(2)	(6,403	)(3)	$1,724
Deferred tax valuation allowance	$11,751	1,557	(4)	(332	)(5)	$12,976

Year ended December 31, 2013:
Provision for doubtful accounts	$2,614	2,375	(1)	(2,232	)(3)	$2,757
Provision for billing adjustments	$1,297	(376	)(1)	(294	)(3)	$627
Transaction processing provisions - processing errors	$1,724	7,458	(2)	(6,773	)(3)	$2,409
Provision for fraud losses	$—	19,737	(1),(6)	(13,953	)(3)	$5,784
Deferred tax valuation allowance	$12,976	2,298	(4)	(583	)(5)	$14,691

Year ended December 31, 2014:
Provision for doubtful accounts	$2,757	2,326	(1)	(884	)(3)	$4,199
Provision for billing adjustments	$627	497	(1)	(117	)(3)	$1,007
Transaction processing provisions - processing errors	$2,409	9,468	(2)	(7,247	)(3)	$4,630
Provision for fraud losses	$5,784	38,381	(1)	(37,853	)(3)	$6,312
Deferred tax valuation allowance	$14,691	5,534	(4)	(1,262	)(5)	$18,963

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in selling, general and administrative expenses and the charges for billing adjustment which are recorded against revenues.
(2)	Amount reflected is the change in transaction processing provisions reflected in cost of services expenses.
(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing provisions reflect actual billing adjustments and processing errors charged against the allowances.
(4)	Amount represents an increase in the amount of deferred tax assets, which more likely than not, will not be realized.
(5)	Amount represents a decrease in the amount of deferred tax assets, which more likely than not, will not be realized.
(6)	Includes $7.8 million of fraud losses on July 1, 2013 related to the acquisition of NetSpend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
(Registrant)

Date: February 25, 2015	By:	/s/ M. Troy Woods
M. Troy Woods,
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M. Troy Woods and Paul M. Todd each of them, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ M. Troy Woods M. Troy Woods,	Date: February 25, 2015
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Philip W. Tomlinson Philip W. Tomlinson,	Date: February 25, 2015
Chairman of the Board

/s/ Paul M. Todd Paul M. Todd,	Date: February 25, 2015
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Dorenda K. Weaver Dorenda K. Weaver,	Date: February 25, 2015
Chief Accounting Officer (Principal Accounting Officer)

/s/ James H. Blanchard James H. Blanchard,	Date: February 25, 2015
Director

/s/ Kriss Cloninger III Kriss Cloninger III,	Date: February 25, 2015
Director

/s/ Walter W. Driver, Jr. Walter W. Driver, Jr.,	Date: February 25, 2015
Director

/s/ Gardiner W. Garrard, Jr. Gardiner W. Garrard, Jr.,	Date: February 25, 2015
Director

/s/ Sidney E. Harris Sidney E. Harris,	Date: February 25, 2015
Director

/s/ William M. Isaac William M. Isaac,	Date: February 25, 2015
Director

/s/ Mason H. Lampton Mason H. Lampton,	Date: February 25, 2015
Director

/s/ Connie D. McDaniel Connie D. McDaniel,	Date: February 25, 2015
Director

/s/ H. Lynn Page H. Lynn Page,	Date: February 25, 2015
Director

/s/ John T. Turner John T. Turner,	Date: February 25, 2015
Director

/s/ Richard W. Ussery Richard W. Ussery,	Date: February 25, 2015
Director

/s/ James D. Yancey James D. Yancey,	Date: February 25, 2015
Director