Form 10-K/A
period 2014-12-31
TOTAL SYSTEM SERVICES INC
filed 2015-04-10
CIK 721683

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

EXPLANATORY NOTE

Total System Services, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 26, 2015, to include Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2014 as set forth below and in the attached exhibits. This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 38 through 88 of the Annual Report.

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Income - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2014, 2013 and 2012

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

TOTAL SYSTEM SERVICES, INC.

April 10, 2015	By:	/s/ M. Troy Woods
M. Troy Woods,
President and Chief Executive Officer
(Principal Executive Officer)