Form 10-Q
period 2015-03-31
TOTAL SYSTEM SERVICES INC
filed 2015-05-07
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: April 28, 2015
Common Stock, $0.10 par value	184,311,974 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (Note 4)	$328,112	289,183
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $5.8 million and $5.2 million as of 2015 and 2014, respectively	315,524	283,203
Deferred income tax assets	12,881	15,190
Prepaid expenses and other current assets (Note 4)	100,120	98,974
Current assets of discontinued operations (Note 2)	4,003	4,003

Total current assets	760,640	690,553
Goodwill	1,546,185	1,547,397
Other intangible assets, net of accumulated amortization of $200.2 million and $181.9 million as of 2015 and 2014, respectively	385,161	404,107
Computer software, net of accumulated amortization of $621.7 million and $613.3 million as of 2015 and 2014, respectively	365,382	366,148
Property and equipment, net of accumulated depreciation and amortization of $432.5 million and $423.2 million as of 2015 and 2014, respectively	285,413	290,585
Contract acquisition costs, net of accumulated amortization of $279.5 million and $276.1 million as of 2015 and 2014, respectively (Note 4)	236,227	236,305
Equity investments, net	105,957	100,468
Deferred income tax assets, net	6,703	7,002
Other assets	85,770	91,016

Total assets	$3,777,438	3,733,581

Liabilities
Current liabilities:
Accounts payable	$58,473	48,793
Current portion of long-term borrowings	41,791	43,784
Accrued salaries and employee benefits	25,990	38,001
Current portion of obligations under capital leases	3,735	7,127
Other current liabilities (Note 4)	210,501	154,805
Current liabilities of discontinued operations (Note 2)	4,003	4,003

Total current liabilities	344,493	296,513
Long-term borrowings, excluding current portion	1,389,883	1,398,132
Deferred income tax liabilities, net	209,446	211,820
Obligations under capital leases, excluding current portion	6,161	6,974
Other long-term liabilities	90,034	98,006

Total liabilities	2,040,017	2,011,445

Redeemable noncontrolling interest in consolidated subsidiary	23,397	22,492

Commitments and contingencies (Note 10)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,771 and 202,775 issued as of 2015 and 2014, respectively; 184,304 and 184,939 outstanding as of 2015 and 2014, respectively	20,277	20,278
Additional paid-in capital	179,305	171,270
Accumulated other comprehensive loss, net (Note 4)	(24,274)	(11,926)
Treasury stock, at cost (18,467 and 17,836 shares as of 2015 and 2014, respectively)	(493,058)	(453,230)
Retained earnings	2,025,427	1,966,370

Total shareholders’ equity	1,707,677	1,692,762

Noncontrolling interest in consolidated subsidiary	6,347	6,882

Total equity	1,714,024	1,699,644

Total liabilities and equity	$3,777,438	3,733,581

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2015	2014
Total revenues	$662,156	592,848

Cost of services	449,705	422,883
Selling, general and administrative expenses	89,955	89,268

Total operating expenses	539,660	512,151

Operating income	122,496	80,697
Nonoperating expenses, net	(9,209)	(9,813)

Income before income taxes and equity in income of equity investments	113,287	70,884
Income taxes	39,782	24,335

Income before equity in income of equity investments	73,505	46,549
Equity in income of equity investments, net of tax	5,394	4,096

Income from continuing operations, net of tax	78,899	50,645
Income from discontinued operations, net of tax	—	980

Net income	78,899	51,625
Net income attributable to noncontrolling interests	(1,144)	(2,322)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$77,755	49,303

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11):
Income from continuing operations to TSYS common shareholders	$0.42	0.26
Gain (loss) from discontinued operations to TSYS common shareholders	—	(0.00)

Net income attributable to TSYS common shareholders*	$0.42	0.26

Diluted EPS attributable to TSYS common shareholders (Note 11):
Income from continuing operations to TSYS common shareholders	$0.42	0.26
Gain (loss) from discontinued operations to TSYS common shareholders	—	(0.00)

Net Income attributable to TSYS common shareholders*	$0.42	0.26

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$77,755	49,321
Gain (loss) from discontinued operations	—	(18)

Net income	$77,755	49,303

*	EPS amounts may not total due to rounding

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Net income	$78,899	51,625
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,361)	1,581
Postretirement healthcare plan adjustments	147	(75)
Unrealized gain on available-for-sale securities	592	570

Other comprehensive income (loss)	(12,622)	2,076

Comprehensive income	66,277	53,701
Comprehensive income attributable to noncontrolling interests	870	2,827

Comprehensive income attributable to TSYS common shareholders	$65,407	50,874

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$78,899	51,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,815	61,432
Provisions for fraud and other losses	8,684	9,639
Share-based compensation	8,143	7,611
Charges for transaction processing provisions	1,588	1,826
Provisions for bad debt expenses and billing adjustments	1,425	749
Deferred income tax expense	998	4,751
Amortization of debt issuance costs	458	452
Net loss (gain) on foreign currency	403	(425)
Amortization of bond discount	98	94
Loss on disposal of equipment, net	2	2
Changes in value of private equity investments	(1,170)	(312)
Excess tax benefit from share-based payment arrangements	(3,793)	(4,037)
Equity in income of equity investments	(5,394)	(4,096)
Changes in operating assets and liabilities:
Accounts receivable	(36,598)	(11,418)
Accrued salaries and employee benefits	(11,549)	(9,986)
Prepaid expenses, other current assets and other long-term assets	1,302	(3,170)
Accounts payable	2,030	15,738
Other current liabilities and other long-term liabilities	50,151	28,231

Net cash provided by operating activities	158,492	148,706

Cash flows from investing activities:
Additions to contract acquisition costs	(12,364)	(17,903)
Additions to licensed computer software from vendors	(11,581)	(5,963)
Purchases of property and equipment	(10,047)	(13,641)
Additions to internally developed computer software	(9,561)	(9,735)
Purchase of private equity investments	—	(822)
Proceeds from sale of private equity investment	1,839	—

Net cash used in investing activities	(41,714)	(48,064)

Cash flows from financing activities:
Repurchase of common stock under plans and tax withholding	(54,415)	(5,173)
Dividends paid on common stock	(18,260)	(18,788)
Principal payments on long-term borrowings and capital lease obligations	(15,086)	(22,277)
Subsidiary dividends paid to noncontrolling shareholders	(500)	(2,312)
Purchase of noncontrolling interests	—	(37,500)
Excess tax benefit from share-based payment arrangements	3,793	4,037
Proceeds from exercise of stock options	10,712	9,539

Net cash used in financing activities	(73,756)	(72,474)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(4,093)	1,015

Net increase in cash and cash equivalents	38,929	29,183
Cash and cash equivalents at beginning of period	289,183	278,230

Cash and cash equivalents at end of period	328,112	307,413
Less cash and cash equivalents of discontinued operations at end of period	—	33,252

Cash and cash equivalents of continued operations at end of period	$328,112	274,161

Supplemental cash flow information:
Interest paid	$1,760	10,323

Income taxes paid, net	$724	3,146

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

Certain prior period amounts may have been reclassified to conform to the current period’s presentation.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (SEC). Results of interim periods are not necessarily indicative of results to be expected for the year.

Recently Adopted Accounting Pronouncements

In January 2015, the Company adopted Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this Update change the criteria for reporting discontinued operations and enhancing convergence of the Financial Accounting Standards Board’s (FASB) and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license or a service agreement. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03 “Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Cost.” The amendments in this update will require entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The guidance will be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items. For all entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this ASU to have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect on its ongoing financial reporting.

Note 2—Discontinued Operations

In accordance with GAAP, the Company determined its Japan-based businesses became discontinued operations in the first quarter of 2014.

The Company sold all of its stock of GP Net (representing 54% ownership of the company) and all of its stock of TSYS Japan (representing 100% ownership of the company) in April 2014. Both entities were part of the International Services segment. The sale of the Company’s stock in both of its operations in Japan was the result of management’s decision during the first quarter of 2014, to divest non-strategic businesses and focus resources on core products and services.

GP Net and TSYS Japan were not significant components of TSYS’ consolidated results.

The following table presents the main classes of assets and liabilities associated with discontinued operations as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Other assets	$4,003	4,003
Total liabilities	4,003	4,003

The following table presents the summarized results of discontinued operations for the three months ended March 31, 2014:

(in thousands)	Three months ended March 31, 2014
Total revenues	$16,248

Revenues before reimbursable items	$16,248

Operating income	$367

Income tax benefit	$(44)

Income from discontinued operations, net of tax	$980

Income from discontinued operations, net of tax, attributable to noncontrolling interest	$998

Loss from discontinued operations, net of tax, attributable to TSYS common shareholders	$(18)

The Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 include GP Net and TSYS Japan and are not considered material.

Note 3 — Fair Value Measurement

Refer to Note 3 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding fair value measurement.

GAAP requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant level of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2015.

The Company had nonrecurring fair value measurements related to discontinued operations. The Company determined that the carrying value of its assets and liabilities as of March 31, 2015 and December 31, 2014, approximate their fair values.

Note 4 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. Dollar. All amounts in domestic accounts are denominated in U.S. Dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents in domestic accounts	$275,583	225,396
Cash and cash equivalents in foreign accounts	52,529	63,787

Total	$328,112	289,183

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2015	December 31, 2014
Prepaid expenses	$34,716	35,334
Supplies inventory	12,964	14,340
Other	52,440	49,300

Total	$100,120	98,974

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2015	December 31, 2014
Conversion costs, net of accumulated amortization of $140.8 million and $138.7 million as of 2015 and 2014, respectively	$163,845	159,339
Payments for processing rights, net of accumulated amortization of $138.7 million and $137.4 million as of 2015 and 2014, respectively	72,382	76,966

Total	$236,227	236,305

Amortization expense related to conversion costs, which is recorded in cost of services, was $5.5 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $4.1 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2015	December 31, 2014
Deferred revenues	$43,317	41,773
Accrued income taxes	34,648	—
Accrued expenses	25,973	23,617
Dividends payable	19,094	19,006
Other	87,469	70,409

Total	$210,501	154,805

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2014	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance March 31, 2015
Foreign currency translation adjustments and transfers from noncontrolling interests	$(13,564)	(14,393)	(1,306)	(13,087)	$(26,651)
Unrealized gain on available-for-sale securities	1,105	938	346	592	1,697
Change in AOCI related to postretirement healthcare plans	533	230	83	147	680

Total	$(11,926)	(13,225)	(877)	(12,348)	$(24,274)

There were no reclassifications of AOCI to net income or to other accounts for the three-month period ended March 31, 2015.

Note 5 — Long-Term Borrowings

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding long-term borrowings.

Note 6 — Share-Based Compensation

Refer to Notes 1 and 19 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses for segment reporting purposes. TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended March 31, 2015, share-based compensation was $8.1 million, compared to $7.6 million for the same period in 2014.

Nonvested Share Awards

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

	Three months ended March 31,
	2015	2014
Number of shares	345,038	596,113
Market value (in millions)	$13.0	$18.2

Performance- and Market-Based Awards

During the first three months of 2015, TSYS authorized a total grant of 182,906 performance- and market-based shares to certain key executives, of which 128,034 awards have a performance-based vesting schedule (2015 performance shares) and 54,872 awards are market-based shares (2015 market-based shares).

The 2015 performance shares have a 2015-2017 performance period for which the Compensation Committee of the Board of Directors established the performance goal: adjusted EPS and, if such goal is attained in 2017, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the 2015 performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized through the end of 2017.

As of March 31, 2015 there was approximately $13.9 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized until the end of 2017.

The 2015 market-based shares have a 2015-2017 performance period for which the Compensation Committee of the Board of Directors established a market condition goal: Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 over the performance period and, if such goal is attained in 2017, the market-based shares will vest, up to a maximum of 200% of the total grant. The fair value of the award was estimated on the grant date using a Monte Carlo simulation model. The Company expenses the award on a straight-line basis. Compensation costs related to these market-based shares are expected to be recognized through the end of 2017.

As of March 31, 2015, there was approximately $1.8 million of total unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized over a remaining weighted average period of 1.8 years.

During the first three months of 2015, TSYS authorized a total grant of 165,543 performance shares to certain key employees with a performance-based vesting schedule (2015 broad-base performance shares). These 2015 performance shares have a 2015 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenue growth and adjusted EPS and, if such goals are attained in 2015, the performance shares will vest over the required service period through the end of 2017, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized through the end of 2017.

During the first three months of 2014, TSYS authorized a total grant of 201,189 performance shares to certain key executives with a performance-based vesting schedule (2014 performance shares). These 2014 performance shares have a 2014-2016 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenues before reimbursable items and income from continuing operations and, if such goals are attained in 2016, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized until the end of 2016.

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2015	2014
Number of options granted	487,735	914,470
Weighted average exercise price	$38.20	$30.83
Risk-free interest rate	1.70%	2.00%
Expected volatility	21.00%	25.00%
Expected term (years)	6.3	6.5
Dividend yield	1.05%	1.30%
Weighted average fair value	$8.03	$7.60

As of March 31, 2015, there was approximately $7.8 million of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.4 years.

Note 7 — Income Taxes

Refer to Notes 1 and 15 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2011 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2008. There are currently federal income tax examinations in progress for the years 2009 through 2012 for a subsidiary which TSYS acquired in 2013. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 34.0% and 32.1% for the three months ended March 31, 2015 and 2014, respectively. The increased rate during the three months ended March 31, 2015 was primarily due to changes in discrete items, tax credits and the jurisdictional sources of income.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits did not change during the three months ended March 31, 2015.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.4 million and $0.3 million as of March 31, 2015 and December 31, 2014, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2015 and December 31, 2014, that, if recognized, would affect the effective tax rates are $6.6 million and $6.5 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.2 million and $0.2 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 8 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s operating results by segment:

Operating Segments

	Three months ended March 31,
(in thousands)	2015	2014
Revenues before reimbursable items
North America Services	$266,219	224,368
International Services	73,730	76,773
Merchant Services	110,398	104,625
NetSpend	155,074	132,640
Intersegment revenues	(9,637)	(5,656)

Revenues before reimbursable items from external customers	$595,784	532,750

Total revenues
North America Services	$309,233	262,178
International Services	79,802	82,378
Merchant Services	129,104	122,690
NetSpend	155,074	132,640
Intersegment revenues	(11,057)	(7,038)

Revenues from external customers	$662,156	592,848

Depreciation and amortization
North America Services	$23,064	20,276
International Services	8,778	9,805
Merchant Services	4,277	3,400
NetSpend	2,293	1,735

Segment depreciation and amortization	38,412	35,216
Acquisition intangible amortization	23,867	24,313
Corporate Administration and Other	536	506

Total depreciation and amortization	$62,815	60,035

Adjusted segment operating income
North America Services	$102,570	74,578
International Services	6,983	4,555
Merchant Services	34,115	30,168
NetSpend	35,467	28,717

Total adjusted segment operating income	179,135	138,018
Acquisition intangible amortization	(23,867)	(24,313)
NetSpend merger and acquisition operating expenses	—	(1,253)
Share-based compensation	(8,143)	(7,611)
Corporate Administration and Other	(24,629)	(24,144)

Operating income	$122,496	80,697

	As of
	March 31, 2015	December 31,2014
Total assets
North America Services	$3,373,386	3,327,160
International Services	332,940	356,590
Merchant Services	687,674	695,744
NetSpend	1,561,386	1,556,369
Intersegment eliminations	(2,177,948)	(2,202,282)

Total assets	$3,777,438	3,733,581

Revenues by Geographic Area

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended March 31, 2015
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$214.0	—	128.8	155.1	$497.9
Canada	77.8	—	0.1	—	77.9
Europe*	0.2	67.6	—	—	67.8
Mexico	4.3	—	—	—	4.3
Other*	4.4	9.7	0.2	—	14.3

Total	$300.7	77.3	129.1	155.1	$662.2

	Three months ended March 31, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$185.3	—	122.5	132.6	$440.4
Canada	62.9	—	0.1	—	63.0
Europe*	0.2	69.8	—	—	70.0
Mexico	3.9	—	—	—	3.9
Other*	3.8	11.5	0.2	—	15.5

Total	$256.1	81.3	122.8	132.6	$592.8

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in millions)	March 31, 2015	December 31, 2014
United States	$236.1	237.9
Europe*	42.9	45.5
Other*	6.4	7.2

Total	$285.4	290.6

*	Property and equipment are impacted by movements in foreign currency exchange rates.

Major Customers

For the three months ended March 31, 2015 and 2014, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first three months of 2015 and 2014, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 6 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $0.7 million during the first three months of 2015 related to software and other peripheral hardware. The Company did not acquire any equipment or software under capital lease obligations during the first three months of 2014.

Note 10 — Commitments and Contingencies

Refer to Note 16 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions as of March 31, 2015 was $6.7 million. Refer to Note 7 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next twelve months.

Legal Proceedings

General

The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with GAAP. In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters not specifically discussed below are believed to be adequately covered by insurance, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

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

The United States District Court for the District of Massachusetts appointed lead plaintiffs’ counsel on behalf of the putative class of plaintiffs in the consolidated action. On March 31, 2015, the plaintiffs filed a First Consolidated Amended Complaint (the “Consolidated Complaint”). The Consolidated Complaint purports to bring claims on behalf of all persons who purchased certain TelexFree “memberships” and suffered a “net loss” between January 1, 2012 and April 16, 2014. The Consolidated Complaint supersedes the complaints filed prior to consolidation of the Actions, and alleges that ProPay aided and abetted tortious acts committed by TelexFree, and that ProPay was unjustly enriched in the course of providing payment processing services to TelexFree. On April 30, 2015, the plaintiffs filed a Second Consolidated Amended Complaint (the “Second Amended Complaint”), which amends and supersedes the Consolidated Complaint. Like the Consolidated Complaint, the Second Amended Complaint generally alleges that ProPay aided and abetted tortious acts committed by TelexFree, and that ProPay was unjustly enriched in the course of providing payment processing services to TelexFree. ProPay has not yet responded to the Second Amended Complaint.

ProPay has also received various subpoenas, a seizure warrant and other inquiries requesting information regarding Telexfree from (i) the Commonwealth of Massachusetts, Securities Division, (ii) United States Securities and Exchange Commission, (iii) US Immigration aand Customs Enforcement, and (iv) the bankruptcy Trustee of the Chapter 11 entities of Telexfree, Inc., Telexfree, LLC and Telexfree Financial, Inc. Pursuant to the seizure warrant served by the United States Attorney’s Office for the District of Massachusetts, ProPay delivered all funds associated with Telexfree held for chargeback and other purposes by ProPay to US Immigration and Customs Enforcement. In addition, ProPay received a notice of potential claim from the bankruptcy Trustee as a result of the relationship of ProPay with Telexfree and its affiliates.

The above proceedings and actions are preliminary in nature. While the Company and ProPay intend to vigorously defend matters arising out of the relationship of ProPay with Telexfree and believe ProPay has substantial defenses related to these purported claims, the Company currently cannot reasonably estimate losses attributable to these matters.

Note 11 – Earnings Per Share

The following table illustrates basic and diluted EPS for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015		2014
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$77,755		49,303
Less income allocated to nonvested awards	(712)	712	(516)	516

Net income allocated to common stock for EPS calculation (a)	$77,043	712	48,787	516

Average common shares outstanding (b)	182,772	1,709	185,763	1,989

Basic EPS (a)/(b)	$0.42	0.42	0.26	0.26

Diluted EPS:
Net income attributable to TSYS common shareholders	$77,755		49,303
Less income allocated to nonvested awards	(709)	709	(512)	512

Net income allocated to common stock for EPS calculation (c)	$77,046	709	48,791	512

Average common shares outstanding	182,772	1,709	185,763	1,989
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,082		2,632

Average common and common equivalent shares outstanding (d)	183,854	1,709	188,395	1,989

Diluted EPS (c)/(d)	$0.42	0.42	0.26	0.26

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 0.9 million common shares for the three months ended March 31, 2015, and excludes 4.5 million common shares for the three months ended March 31, 2014, respectively, because their inclusion would have been anti-dilutive.

Note 12 — Subsequent Events

Management performed an evaluation of the Company’s activity and has concluded that there are no significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

TSYS’ revenues are derived from providing global payment processing services to financial and nonfinancial institutions, generally under long-term processing contracts. In addition, the Company derives revenues from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked and other consumers. The Company’s services are provided through the Company’s four operating segments: North America Services, International Services, Merchant Services and NetSpend.

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems for financial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services to clients in the United States, Canada, Mexico and the Caribbean. The Company’s International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company’s Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s NetSpend segment provides GPR prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers in the United States.

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (SEC).

A summary of the financial highlights for 2015, as compared to 2014, is provided below:

	Three months ended March 31,
(in millions)	2015	2014	Percent Change
Total revenues	$662.2	592.8	11.7%
Operating income	122.5	80.7	51.8
Net income attributable to TSYS common shareholders	77.8	49.3	57.7
Basic earnings per share (EPS) attributable to TSYS common shareholders	0.42	0.26	60.5
Diluted EPS attributable to TSYS common shareholders	0.42	0.26	61.8
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[1]	193.5	149.6	29.3
Adjusted EPS[2]	0.54	0.38	41.2
Cash flows from operating activities	158.5	148.7	6.6

[1]	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and share-based compensation expenses and other items.
[2]	Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted earnings is net income excluding the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles and other items.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of March 31,
AOF	2015	2014	Percent Change
Consumer Credit	364.5	234.8	55.3%
Retail	28.3	27.5	2.6

Total Consumer	392.8	262.3	49.8
Commercial	42.3	40.4	4.8
Other	22.7	19.7	15.2

Subtotal Traditional[1]	457.8	322.4	42.0
Prepaid/Stored Value[2]	126.6	120.0	5.5
Government Services[3]	74.5	63.0	18.3
Commercial Card Single-Use[4]	64.8	50.8	27.5

Total AOF	723.7	556.2	30.1%

[1]	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single-use accounts.
[2]	These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used as of a later date. These accounts tend to be the least active of all accounts on file.
[3]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
[4]	Commercial card single-use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

Financial Review

This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings. For a detailed discussion regarding these topics, refer to our Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Critical Accounting Policies and Estimates

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for more information on changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2015.

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

Contractual Obligations

The total liability for uncertain tax positions under GAAP as of March 31, 2015 is $6.7 million. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the twelve months.

Additionally, the Company has long-term obligations which consist of required minimum future payments under contracts with our distributors and other service providers for the NetSpend segment.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Results of Operations

Revenues

The Company generates revenues by providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions processed or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for its clients through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenues are impacted by currency translation of foreign operations, as well as doing business in the current economic environment.

Total revenues increased $69.3 million, or 11.7%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase in revenues for the three months ended March 31, 2015 includes a decrease of $7.7 million related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three months ended March 31, 2015, were $66.4 million, an increase of $6.3 million or 10.4% compared to $60.1 million for the same period last year.

Excluding reimbursable items, revenues increased $63.0 million, or 11.8%, during the three months ended March 31, 2015, compared to 2014. The 11.8% increase in revenues excluding reimbursable items for the three months ended March 31, 2015, as compared to the same period in 2014, is the result of increases in organic growth, partially offset by decreases associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. Although for the three months ended March 31, 2015, the Company does not have a major customer on a consolidated basis, a significant amount of the Company’s revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

TSYS’ revenues in its North America Services and International Services segments are derived from electronic payment processing. There are certain basic core services directly tied to accounts on file and transactions. These are provided to all of TSYS’ processing clients. The core services begin with an AOF.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has one major customer for the period ended March 31, 2015.

Below is a summary of the North America Services segment:

	Three months ended March 31,
(in millions)	2015	2014	Percent Change
Total revenues	$309.2	262.2	17.9%
Revenues before reimbursable items	266.2	224.4	18.7
Adjusted segment operating income[1]	102.6	74.6	37.5
Adjusted segment operating margin[2]	38.5%	33.2%
Key indicators:
AOF	653.2	495.5	31.8
Transactions	3,310.7	2,327.6	42.2

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The 17.9% increase in total segment revenues for the three months ended March 31, 2015 as compared to the same period in 2014, is driven by an increase in revenues associated with new business and organic growth, partially offset by client portfolio deconversions and price reductions. Reimbursable items for the three months ended March 31, 2015, were $43.0 million, an increase of 13.8%, compared to $37.8 million for the same period last year.

Excluding reimbursable items, revenues increased 18.7% for the three months ended March 31, 2015, as compared to the same period in 2014, as a result of increases from organic growth.

The increase in adjusted segment operating income for the three months ended March 31, 2015, as compared to 2014, is driven by an increase in revenues partially offset by increases in employee related expenses, and technology and equipment expenses.

For the three months ended March 31, 2015, approximately 51.3% of revenues before reimbursable items are driven by the volume of AOF and transactions processed and approximately 48.7% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended March 31,
(in millions)	2015	2014	Percent Change
Volume-based revenues	$136.5	112.2	21.6%

Non-volume related revenues:
Processing fees	57.8	50.5	14.6
Value-added, custom programming, licensing and other	34.7	27.5	26.2
Output and managed services	37.2	34.2	8.8

Total non-volume related revenues	129.7	112.2	15.7

Total revenues before reimbursable items	266.2	224.4	18.7
Reimbursable items	43.0	37.8	13.8

Total revenues	$309.2	262.2	17.9%

During the first quarter of 2015, two of the Company’s largest prepaid processing clients in the North America segment informed TSYS that they do not intend to renew their prepaid processing agreements. The revenues associated with these clients, in the aggregate, accounted for approximately 2% of the Company’s total revenues in the first quarter of 2015. The Company expects the second of the two deconversions to take place in 2016.

International Services

The International Services segment provides issuer and acquirer solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the period ended March 31, 2015.

Below is a summary of the International Services segment:

	Three months ended March 31,
(in millions)	2015	2014	Percent Change
Total revenues	$79.8	82.4	(3.1)%
Revenues before reimbursable items	73.7	76.8	(4.0)
Adjusted segment operating income[1]	7.0	4.6	53.3
Adjusted segment operating margin[2]	9.5%	5.9%
Key indicators:
AOF	70.5	60.7	16.1
Transactions	572.0	517.9	10.5

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The 3.1% decrease in total segment revenues for the three months ended March 31, 2015, as compared to the same periods in 2014, is driven mainly by a decrease of $7.6 million associated with currency translation. Reimbursable items for the three months ended March 31, 2015, were $6.1 million, an increase of 8.3%, compared to $5.6 million for the three months ended March 31, 2014.

Excluding reimbursable items, revenues decreased 4.0% for the three months ended March 31, 2015 as compared to the same period in 2014 as a result of currency translation.

The increase in adjusted segment operating income for the three months ended March 31, 2015, as compared to the same period in 2014, is driven primarily by a decrease in selling, general and administrative expenses.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

For the three months ended March 31, 2015, approximately 39.3% of the revenues before reimbursable items are driven by the volume of accounts on file and transactions processed and approximately 60.7% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

	Three months ended March 31,
(in millions)	2015	2014	Percent Change
Volume-based revenues	$29.0	32.1	(9.9)%

Non-volume related revenues:
Processing fees	14.8	14.5	1.9
Value-added, custom programming, licensing and other	18.5	19.8	(6.5)
Output and managed services	11.5	10.4	11.2

Total non-volume related revenues	44.8	44.7	0.3

Total revenues before reimbursable items	73.7	76.8	(4.0)
Reimbursable items	6.1	5.6	8.3

Total revenues	$79.8	82.4	(3.1)%

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has no major customers for the period ended March 31, 2015.

Below is a summary of the Merchant Services segment:

	Three months ended March 31,
(in millions)	2015	2014	Percent Change
Total revenues	$129.1	122.7	5.2%
Revenues before reimbursable items	110.4	104.6	5.5
Adjusted segment operating income[1]	34.1	30.2	13.1
Adjusted segment operating margin[2]	30.9%	28.8%
Key indicators:
POS transactions	984.6	982.2	0.2
Dollar sales volume	$11,301.6	10,779.7	4.8

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The 5.2% increase in total segment revenues for the three months ended March 31, 2015, as compared to the same period in 2014, is driven by higher processing volumes, product fees and processing fees. Reimbursable items for the three months ended March 31, 2015, were $18.7 million, an increase of 3.5%, compared to $18.1 million for the three months ended March 31, 2014.

Excluding reimbursable items, revenues increased $5.8 million, or 5.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. For the three months ended March 31, 2015, the increase was the result of higher processing volumes, product fees and processing fees in the Company’s direct line of business partially offset by declines due to market factors such as industry consolidation and client in-sourcing in its indirect line of business.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

The increase in adjusted segment operating income for the three months ended March 31, 2015, is a result of higher revenues offset by higher expenses driven by higher revenues as compared to the same period in 2014.

For three months ended March 31, 2015, approximately 92.5% of the revenues of the Merchant Services segment, are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 7.5% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed

NetSpend

The NetSpend segment is a program manager for Federal Deposit Insurance Corporation (FDIC) insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked and other consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers, and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including direct-to-consumer and online marketing programs, alternative financial service providers, traditional retailers, and contractual relationships with corporate employers.

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

Below is a summary of the NetSpend segment:

	Three months ended March 31,
(in millions)	2015	2014	Percent Change
Total revenues (and revenues before reimbursable items)	$155.1	132.6	16.9%
Adjusted segment operating income[1]	35.5	28.7	23.5
Adjusted segment operating margin[2]	22.9%	21.7%
Key indicators:
Number of active cards[3]	4.2	3.7	14.7
Number of active cards with direct deposit[4]	2.4	2.1	16.1
Percentage of active cards with direct deposit	57.3%	56.6%
Gross dollar volume[5]	$7,660.7	6,567.2	16.7

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.
[3]	Number of active cards represents the total number of prepaid cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination.
[4]	Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination.
[5]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using the prepaid cards the NetSpend segment manages.

For the three months ended March 31, 2015, 67.4% of revenues were derived from fees charged to cardholders and 32.6% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards, which totaled approximately 4.2 million as of March 31, 2015, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $7.7 billion for the three months ended March 31, 2015. Substantially all of the NetSpend segment’s revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Total segment revenues for the three months ended March 31, 2015, as compared to the same period in 2014, increased $22.5 million, or 16.9%. Service fee revenue increased $14.1 million, or 15.5%. The increase in service fee revenue was substantially driven by the increase in direct deposit accounts. Revenues from interchange and other value-added services increased $8.4 million, or 20.0%. This increase was primarily the result of a 16.7% increase in gross dollar volume.

Cardholder funds and deposits related to NetSpend’s prepaid products are held at FDIC-insured Issuing Banks for the benefit of the cardholders. NetSpend currently has active agreements with five Issuing Banks.

NetSpend’s prepaid card business derived approximately one-fourth of its revenues from cardholders acquired through one of its third-party distributors.

Operating Expenses

The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, salaries, investor relations and mergers and acquisitions.

The Company’s cost of services increased 6.3% for the three months ended March 31, 2015, compared to $422.9 million for the same period last year. The Company’s selling, general and administrative expenses, including merger and acquisition expenses, increased 0.8% for the three months ended March 31, 2015 compared to $89.3 million for the same period last year. The increase in selling, general and administrative expenses, including merger and acquisition expenses, for the three months ended March 31, 2015, is due to increases in employment expenses partially offset by decreases in advertising expenses and legal fees.

Operating Income

Operating income increased 51.8% for the three months ended March 31, 2015, compared to the same period in 2014. The Company’s operating profit margin for the three months ended March 31, 2015, was 18.5%, compared to 13.6% for the same period last year. TSYS’ operating margins increased for the three months ended March 31, 2015, as compared to the same period in 2014, due primarily to an increase in total revenues.

Nonoperating Income (Expense)

Interest income for the three months ended March 31, 2015, was $248,000 an increase of $6,000 compared to $242,000 for the same period in 2014. Changes in interest income are primarily attributable to changes in the amount of cash available for investing.

Interest expense for the three months ended March 31, 2015, was $10.2 million, a decrease of $87,000 compared to $10.3 million for the three months ended March 31, 2014. The Company’s interest expense on bonds was $8.8 million for both the three months ended March 31, 2015 and 2014.

Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. Dollars. For its subsidiaries whose functional currency is other than the U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. Dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation.

The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company’s International Services segment maintains several cash accounts denominated in foreign currencies, primarily in U.S. Dollars and British Pounds. As the Company translates the foreign-denominated cash balances into U.S. Dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income.

For the three months ended March 31, 2015 and 2014, the Company recorded approximately $403,000 and $143,000 of net translation losses, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

The balance of the International Services segment’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2015, was approximately $8.1 million, the majority of which is denominated in U.S. Dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of March 31, 2015, was $24.8 million.

The Company recorded a gain of $1.2 million on its investments in private equity for the three months ended March 31, 2015 as a result of a change in value.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 15 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended March 31, 2015 was 34.0%, compared to 32.1% for the same period in 2014. The differences in the 2015 rates compared to 2014 rates reflect changes in discrete items, tax credits and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for noncontrolling interest in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $91.6 million as of March 31, 2015. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $5.4 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively.

Net Income

Net income for the three months ended March 31, 2015, increased 52.8%, or $27.3 million, to $78.9 million, compared to $51.6 million for the same period in 2014.

Net income attributable to non-controlling interest decreased $1.2 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease is driven by the sale of GP Network Corporation (GP Net).

Net income attributable to TSYS common shareholders for the three months ended March 31, 2015, increased 57.7%, or $28.5 million, to $77.8 million, or basic and diluted EPS of $0.42, compared to $49.3 million, or basic and diluted EPS of $0.26, for the same period in 2014.

Non-GAAP Measures

Management evaluates the Company’s operating performance based upon operating margin excluding reimbursables, adjusted EBITDA, and adjusted EPS, which are all non-generally accepted accounting principle (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS’ financial performance against budget.

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

Revenues Before Reimbursable Items and Operating Margin Excluding Reimbursable Items

	Three months ended March 31,
(in thousands)	2015	2014
Operating income (a)	$122,496	80,697

Total revenues (b)	$662,156	592,848
Less reimbursable items	66,372	60,098

Revenues before reimbursable items (c)	$595,784	532,750

Operating margin (as reported) (a)/(b)	18.50%	13.61%

Operating margin excluding reimbursable items (a)/(c)	20.56%	15.15%

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Adjusted EBITDA

	Three months ended March 31,
(in thousands)	2015	2014
Net income	$78,899	51,625
Adjusted for:
Deduct: Income from discontinued operations	—	(980)
Deduct: Equity in income of equity investments, net of tax	(5,394)	(4,096)
Add: Income taxes	39,782	24,335
Add: Nonoperating expenses, net	9,209	9,813
Add: Depreciation and amortization	62,815	60,035

EBITDA	185,311	140,732
Adjust for:
Add: Share-based compensation	8,143	7,611
Add: NetSpend merger and acquisition expenses	—	1,253

Adjusted EBITDA	$193,454	149,596

Adjusted Earnings Per Share

	Three months ended March 31,
(in thousands except per share data)	2015	2014
Income from continuing operations attributable to TSYS common shareholders As reported (GAAP)	$77,755	49,321

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	15,761	15,813
Share-based compensation, net of tax	5,441	5,017
NetSpend merger and acquisition expenses*	—	1,204

Adjusted earnings	$98,957	71,355

Basic EPS—Net income attributable to TSYS common shareholders As reported (GAAP)	$0.42	0.26

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	0.09	0.08
Share-based compensation, net of tax	0.03	0.03
NetSpend merger and acquisition expenses*	—	0.01

Adjusted EPS**	$0.54	0.38

Average common shares and participating securities	184,481	187,752

*	Certain merger and acquisition costs are nondeductible for income tax purposes.
**	Adjusted EPS amounts may not total due to rounding.

Projected Outlook for 2015

As compared to 2014, TSYS expects its 2015 total revenues to increase by 7-9%, its revenues before reimbursable items to increase by 8%-10%, and its adjusted EPS from continuing operations attributable to TSYS common shareholders to increase by 12%-14%. The guidance is based on the following assumptions with respect to 2015: (1) there will be no significant movements in the London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients other than that included in the 2015 estimate, additional acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; and (5) the economy will not worsen. In addition, TSYS’ earnings guidance for 2015 does not include the impact of any future share repurchases.

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

Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2015	2014
Net income	$78,899	51,625
Depreciation and amortization	62,815	61,432
Other noncash items and charges, net	11,442	16,254
Net change in current and other assets and current and other liabilities	5,336	19,395

Net cash provided by operating activities	$158,492	148,706

TSYS’ main source of funds is derived from operating activities, specifically net income. The increase in 2015 in net cash provided by operating activities was primarily the result of an increase in net income.

The decrease in other noncash items and charges, as compared to last year, is due primarily to a decrease in deferred income tax expense, partially offset by an increase in the provision for bad debt expenses and billing adjustments. Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of March 31, 2015, as compared to March 31, 2014, is the result of timing of collections compared to billings as well as increased billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2015	2014
Additions to contract acquisition costs	$(12,364)	(17,903)
Additions to licensed computer software from vendors	(11,581)	(5,963)
Purchases of property and equipment, net	(10,047)	(13,641)
Additions to internally developed computer software	(9,561)	(9,735)
Purchase of private equity investments	—	(822)
Proceeds from sale of private equity investment	1,839	—

Net cash used in investing activities	$(41,714)	(48,064)

The primary use of cash for investing activities in 2015 was for investments in contract acquisition costs associated with obtaining and servicing new or existing clients. Other major uses of cash for investing activities in 2015 were for the purchase of licensed computer software, the addition of property and equipment, and internal development of computer software. The major uses of cash for investing activities in 2014 were investments in contract acquisition costs associated with obtaining and servicing new or existing clients, the purchase of licensed computer software conversions, the addition of property and equipment and internal development of computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $12.4 million for the three months ended March 31, 2015, compared to $17.9 million for the three months ended March 31, 2014. The decrease in contract acquisition costs is due to decreases in conversions.

Private Equity Investments

The Company has entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20.0 million in the fund so long as its ownership interest in the fund does not exceed 50%. The Company received approximately $1.8 million in a distribution of proceeds during the three months ended March 31, 2015 due to a sale of one of the investments. During the first three months of 2015, the Company did not make an additional investment in the fund. During the first three months of 2014, the Company made an additional investment of $822,000.

Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2015	2014
Repurchase of common stock under plans and tax withholding	$(54,415)	(5,173)
Dividends paid on common stock	(18,260)	(18,788)
Principal payments on long-term borrowings and capital lease obligations	(15,086)	(22,277)
Subsidiary dividends paid to noncontrolling shareholders	(500)	(2,312)
Purchase of noncontrolling interest	—	(37,500)
Excess tax benefit from share-based payment arrangements	3,793	4,037
Proceeds from exercise of stock options	10,712	9,539

Net cash (used in) provided by financing activities	$(73,756)	(72,474)

The main uses of cash for financing activities in 2015 were the repurchase of outstanding shares of common stock, the payment of dividends and the principal payments on long-term borrowings and capital lease obligations. The main uses of cash in 2014 were the purchase of an additional 15% of the noncontrolling interest in Central Payment Co., LLC (CPAY), principal payments on long-term borrowings and capital lease obligations, the payment of dividends and the repurchase of outstanding shares of common stock. The main source of cash provided by financing activities in 2015 and 2014 were the proceeds from exercise of stock options.

Borrowings

Refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

In January 2015, TSYS announced that its Board had approved a new stock repurchase plan to repurchase up to 20 million shares of TSYS stock. The shares may be purchased from time to time at prices considered appropriate. There is no expiration date of the plan. The previously existing stock plan was terminated.

Through March 31, 2015, the Company purchased 1.5 million shares for approximately $54.4 million, at an average price of $37.53.

Dividends

Dividends on common stock of $18.3 million were paid during the three months ended March 31, 2015, compared to $18.8 million during the three months ended March 31, 2014.

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

TSYS maintains operating cash accounts outside the United States. Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on cash and cash equivalents. TSYS has adopted the permanent reinvestment exception under GAAP with respect to future earnings of certain foreign subsidiaries. While some of the foreign cash is available to repay intercompany financing arrangements, remaining amounts are not presently available to fund domestic operations and obligations without paying a significant amount of taxes upon its repatriation. Demand on the Company’s cash has increased as a result of its strategic initiatives. TSYS funds these initiatives through a balance of internally generated cash, external sources of capital, and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., TSYS will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. would be subject to U.S. federal income taxes, less applicable foreign tax credits. TSYS has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. TSYS utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the locations where it is needed.

Impact of Inflation

Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.2:1. As of March 31, 2015, TSYS had working capital of $416.1 million compared to $394.0 million as of December 31, 2014.

Legal Proceedings

Refer to Note 16 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding commitments and contingencies including legal proceedings. Also, for more information regarding the Company’s legal proceedings, refer to Note 10 in the Notes to Unaudited Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ earnings guidance for 2015 total revenues, revenues before reimbursable items, and adjusted EPS attributable to TSYS’ common shareholders from continuing operations; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters; (vi) TSYS’ expectation with respect to the timing of deconversions and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the Company’s forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:

•	the material breach of security of any of TSYS’ systems;

•	TSYS incurs expenses associated with the signing of a significant client;

•	organic growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise or attrition rates of existing clients are higher than anticipated;

•	TSYS does not convert and deconvert clients’ portfolios as scheduled;

•	risks associated with foreign operations, including adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	consolidation in the financial services and other industries, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and financial institutions which are TSYS clients otherwise ceasing to exist;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and its clients;

•	adverse developments with respect to the payment card industry in general, including a decline in the use of cards as a payment mechanism;

•	the impact of potential and completed acquisitions, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ reliance on financial institution sponsors;

•	changes occur in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	one or more of the assumptions upon which TSYS’ earnings guidance for 2015 is based is inaccurate;

•	the effect of current domestic and worldwide economic and geopolitical conditions;

•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;

•	other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

These forward-looking statements speak only as of the date on which they are made and TSYS does not intend to update any forward-looking statement as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies other than the U.S. Dollar. These currencies are translated into U.S. Dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive loss, net.”

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of March 31, 2015:

(in millions)	March 31, 2015
Europe	$187.0
China	98.2
Mexico	8.0
Canada	1.4
Other	37.8

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

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The International Services segment maintains several cash accounts denominated in foreign currencies, primarily in U.S. Dollars and British Pounds. As TSYS translates the foreign-denominated cash balances into U.S. Dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income.

TSYS recorded a net translation loss of approximately $403,000 for the three months ended March 31, 2015 relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2015, was approximately $8.1 million, the majority of which was denominated in U.S. Dollars and British Pounds.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of March 31, 2015, was $24.8 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $24.8 million as of March 31, 2015.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$248	1,240	2,480	(248)	(1,240)	(2,480)

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is subject to changes in interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates. Also, refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s long-term debt.

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2015, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding TSYS’ legal proceedings, refer to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements which is incorporated by reference into this item.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
January 2015	—	$—	—	20,000
February 2015	775	37.34	775	19,225
March 2015	675	37.74	1,450	18,550

Total	1,450	$37.53

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

10.1	Form of Senior Executive Stock Option Agreement for 2015 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan

10.2	Form of Senior Executive Performance Share Agreement for 2015 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: May 7, 2015	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer

Date: May 7, 2015	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

10.1	Form of Senior Executive Stock Option Agreement for 2015 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan

10.2	Form of Senior Executive Performance Share Agreement for 2015 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document