Form 10-Q
period 2015-06-30
TOTAL SYSTEM SERVICES INC
filed 2015-08-06
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: July 28, 2015
Common Stock, $0.10 par value	183,949,954 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (Note 4)	$349,378	289,183
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $5.0 million and $5.2 million as of 2015 and 2014, respectively	314,678	283,203
Deferred income tax assets	16,060	15,190
Prepaid expenses and other current assets (Note 4)	104,340	98,974
Current assets of discontinued operations (Note 2)	3,289	4,003

Total current assets	787,745	690,553
Goodwill	1,547,089	1,547,397
Other intangible assets, net of accumulated amortization of $219.3 million and $181.9 million as of 2015 and 2014, respectively	366,215	404,107
Computer software, net of accumulated amortization of $645.8 million and $613.3 million as of 2015 and 2014, respectively	359,805	366,148
Property and equipment, net of accumulated depreciation and amortization of $449.1 million and $423.2 million as of 2015 and 2014, respectively	287,310	290,585
Contract acquisition costs, net of accumulated amortization of $298.9 million and $276.1 million as of 2015 and 2014, respectively (Note 4)	255,855	236,305
Equity investments, net	109,367	100,468
Deferred income tax assets, net	7,343	7,002
Other assets	91,795	91,016

Total assets	$3,812,524	3,733,581

Liabilities
Current liabilities:
Accounts payable	$57,358	48,793
Current portion of long-term borrowings	39,447	43,784
Accrued salaries and employee benefits	36,639	38,001
Current portion of obligations under capital leases	4,344	7,127
Other current liabilities (Note 4)	190,147	154,805
Current liabilities of discontinued operations (Note 2)	3,289	4,003

Total current liabilities	331,224	296,513
Long-term borrowings, excluding current portion	1,382,099	1,398,132
Deferred income tax liabilities, net	200,929	211,820
Obligations under capital leases, excluding current portion	5,415	6,974
Other long-term liabilities	90,320	98,006

Total liabilities	2,009,987	2,011,445

Redeemable noncontrolling interest in consolidated subsidiary	22,370	22,492

Commitments and contingencies (Note 10)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,770 and 202,775 issued as of 2015 and 2014, respectively; 183,939 and 184,939 outstanding as of 2015 and 2014, respectively	20,277	20,278
Additional paid-in capital	194,990	171,270
Accumulated other comprehensive loss, net (Note 4)	(14,395)	(11,926)
Treasury stock, at cost (18,831 and 17,836 shares as of 2015 and 2014, respectively)	(516,562)	(453,230)
Retained earnings	2,089,914	1,966,370

Total shareholders’ equity	1,774,224	1,692,762

Noncontrolling interest in consolidated subsidiary	5,943	6,882

Total equity	1,780,167	1,699,644

Total liabilities and equity	$3,812,524	3,733,581

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Total revenues	$692,652	602,036	$1,354,808	1,194,883

Cost of services	459,941	416,489	909,646	839,372
Selling, general and administrative expenses	102,109	86,784	192,064	176,051

Total operating expenses	562,050	503,273	1,101,710	1,015,423

Operating income	130,602	98,763	253,098	179,460
Nonoperating expenses, net	(10,209)	(10,385)	(19,418)	(20,198)

Income before income taxes and equity in income of equity investments	120,393	88,378	233,680	159,262
Income taxes	41,597	30,771	81,379	55,106

Income before equity in income of equity investments	78,796	57,607	152,301	104,156
Equity in income of equity investments, net of tax	4,579	3,600	9,973	7,696

Income from continuing operations, net of tax	83,375	61,207	162,274	111,852
Income from discontinued operations, net of tax	—	50,133	—	51,113

Net income	83,375	111,340	162,274	162,965
Net income attributable to noncontrolling interests	(536)	(1,436)	(1,680)	(3,759)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$82,839	109,904	$160,594	159,206

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11):
Income from continuing operations to TSYS common shareholders	$0.45	0.32	$0.87	0.58
Gain from discontinued operations to TSYS common shareholders	—	0.27	—	0.27

Net income attributable to TSYS common shareholders*	$0.45	0.59	$0.87	0.85

Diluted EPS attributable to TSYS common shareholders (Note 11):
Income from continuing operations to TSYS common shareholders	$0.45	0.32	$0.87	0.58
Gain from discontinued operations to TSYS common shareholders	—	0.27	—	0.26

Net Income attributable to TSYS common shareholders*	$0.45	0.58	$0.87	0.84

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$82,839	59,771	$160,594	109,092
Gain from discontinued operations	—	50,133	—	50,114

Net income	$82,839	109,904	$160,594	159,206

*	EPS amounts may not total due to rounding

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		SIx months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$83,375	111,340	$162,274	162,965
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,641	10,655	(3,720)	12,235
Less reclassifications of foreign currency translation adjustments to net income	—	3,514	—	3,514

Total foreign currency translation adjustments	9,641	7,141	(3,720)	8,721
Postretirement healthcare plan adjustments	147	371	294	296
Unrealized gain (loss) on available-for-sale securities	443	(612)	1,035	(42)

Other comprehensive income (loss)	10,231	6,900	(2,391)	8,975

Comprehensive income	93,606	118,240	159,883	171,940
Comprehensive income attributable to noncontrolling interests	888	1,152	1,758	3,979

Comprehensive income attributable to TSYS common shareholders	$92,718	117,088	$158,125	167,961

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$162,274	162,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,720	122,393
Provisions for fraud and other losses	20,210	21,535
Share-based compensation	20,173	17,599
Charges for transaction processing provisions	3,221	2,966
Provisions for bad debt expenses and billing adjustments	2,486	1,307
Dividends received from equity investments	984	—
Amortization of debt issuance costs	917	906
Net loss on foreign currency	910	1,964
Amortization of bond discount	197	190
Loss on disposal of equipment, net	4	8
Gain on disposal of subsidiaries	—	(85,310)
Changes in value of private equity investments	(1,521)	(234)
Excess tax benefit from share-based payment arrangements	(4,106)	(5,771)
Equity in income of equity investments	(9,973)	(7,696)
Deferred income tax expense	(12,954)	(8,474)
Changes in operating assets and liabilities:
Accounts receivable	(34,323)	(24,885)
Prepaid expenses, other current assets and other long-term assets	(4,144)	(16,869)
Accrued salaries and employee benefits	(1,299)	(11,506)
Accounts payable	564	3,306
Other current liabilities and other long-term liabilities	14,953	65,048

Net cash provided by operating activities	285,293	239,442

Cash flows from investing activities:
Additions to contract acquisition costs	(40,094)	(39,623)
Purchases of property and equipment	(22,454)	(37,152)
Additions to internally developed computer software	(20,869)	(21,271)
Additions to licensed computer software from vendors	(13,134)	(7,729)
Purchase of private equity investments	(2,800)	(813)
Proceeds from dispositions, net of expenses paid and cash disposed	—	45,049
Proceeds from sale of private equity investment	1,839	—

Net cash used in investing activities	(97,512)	(61,539)

Cash flows from financing activities:
Repurchase of common stock under plans and tax withholding	(83,521)	(120,848)
Dividends paid on common stock	(36,878)	(37,633)
Principal payments on long-term borrowings and capital lease obligations	(26,393)	(34,467)
Subsidiary dividends paid to noncontrolling shareholders	(2,818)	(5,182)
Purchase of noncontrolling interests	—	(37,500)
Excess tax benefit from share-based payment arrangements	4,106	5,771
Proceeds from exercise of stock options	19,260	22,284

Net cash used in financing activities	(126,244)	(207,575)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(1,342)	2,399

Net increase (decrease) in cash and cash equivalents	60,195	(27,273)
Cash and cash equivalents at beginning of period	289,183	278,230

Cash and cash equivalents of continued operations at end of period	$349,378	250,957

Supplemental cash flow information:
Interest paid	$20,305	20,550

Income taxes paid, net	$68,256	89,683

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

New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license or a service agreement. The guidance is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03 “Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Cost.”The amendments in this Update will require entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The guidance will be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018 with early adoption permitted no sooner than January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect on its ongoing financial reporting.

Note 2 — Discontinued Operations

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

The following table presents the main classes of assets and liabilities associated with discontinued operations as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Current assets	$3,289	4,003
Current liabilities	3,289	4,003

The following table presents the summarized results of discontinued operations for the three and six months ended June 30, 2014:

(in thousands)	Three months ended June 30, 2014	Six months ended June 30, 2014
Total revenues	$—	16,248

Loss before taxes	$(988)	(51)

Income tax (benefit) expense	$4	(39)

Loss from discontinued operations, net of tax	$(992)	(12)

Gain on dispositions, net of tax	$51,125	51,125

Income from discontinued operations, net of tax	$50,133	51,113

Income from discontinued operations, net of tax, attributable to noncontrolling interest	$—	999

Income from discontinued operations, net of tax, attributable to TSYS common shareholders	$50,133	50,114

The Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 include GP Net and TSYS Japan and are not considered material.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended June 30, 2015.

As of June 30, 2015, the Company had recorded goodwill in the amount of $1.5 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2015, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

The Company had nonrecurring fair value measurements related to discontinued operations. The Company determined that the carrying value of its assets and liabilities as of June 30, 2015 and December 31, 2014, approximate their fair values.

Note 4 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. Dollar. All amounts in domestic accounts are denominated in U.S. Dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents in domestic accounts	$294,533	225,396
Cash and cash equivalents in foreign accounts	54,845	63,787

Total	$349,378	289,183

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2015	December 31, 2014
Prepaid expenses	$38,662	35,334
Supplies inventory	12,938	14,340
Other	52,740	49,300

Total	$104,340	98,974

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2015	December 31, 2014
Conversion costs, net of accumulated amortization of $152.7 million and $138.7 million as of 2015 and 2014, respectively	$164,589	159,339
Payments for processing rights, net of accumulated amortization of $146.2 million and $137.4 million as of 2015 and 2014, respectively	91,266	76,966

Total	$255,855	236,305

Amortization expense related to conversion costs, which is recorded in cost of services, was $7.6 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, amortization related to conversion costs was $13.1 million and $8.5 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $3.7 million and $3.8 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, amortization related to payments for processing rights was $7.8 million and $7.2 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2015	December 31, 2014
Deferred revenues	$41,848	41,773
Accrued expenses	27,289	23,617
Accrued income taxes	22,505	—
Dividends payable	18,828	19,006
Other	79,677	70,409

Total	$190,147	154,805

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2014	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance June 30, 2015
Foreign currency translation adjustments and transfers from noncontrolling interests	$(13,564)	(3,232)	566	(3,798)	$(17,362)
Unrealized gain on available-for-sale securities	1,105	1,640	605	1,035	2,140
Change in AOCI related to postretirement healthcare plans	533	461	167	294	827

Total	$(11,926)	(1,131)	1,338	(2,469)	$(14,395)

There were no reclassifications of AOCI to net income or to other accounts for the six-month period ended June 30, 2015.

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

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses for segment reporting purposes. TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended June 30, 2015, share-based compensation was $12.0 million, compared to $10.0 million for the same period in 2014. For the six months ended June 30, 2015, share-based compensation was $20.2 million, compared to $17.6 million for the same period in 2014.

Nonvested Share Awards

The Company granted shares of TSYS common stock to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to employees are for services to be provided in the future and vest over a period of up to four years. The stock bonus awards granted to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

	Six months ended June 30,
	2015	2014
Number of shares granted	367,175	632,334
Market value (in millions)	$13.9	19.3

Performance- and Market-Based Awards

During the first six months of 2015, TSYS authorized a total grant of 182,906 performance- and market-based shares to certain key executives, of which 128,034 awards have a performance-based vesting schedule (2015 performance shares) and 54,872 awards are market-based shares (2015 market-based shares).

The 2015 performance shares have a 2015-2017 performance period for which the Compensation Committee of the Board of Directors established the performance goal of adjusted EPS and, if such goal is attained in 2017, the performance shares will vest, up to a maximum of 200% of the total grant. Compensation expense for the 2015 performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized through the end of 2017.

As of June 30, 2015, there was approximately $14.7 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized until the end of 2017.

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

As of June 30, 2015, there was approximately $1.4 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized over a remaining weighted average period of 1.8 years.

During the first six months of 2015, TSYS authorized a total grant of 165,543 performance shares to certain key employees with a performance-based vesting schedule (2015 broad-base performance shares). These 2015 performance shares have a 2015 performance period for which the Compensation Committee of the Board of Directors established two performance goals: revenue growth and adjusted EPS and, if such goals are attained in 2015, the performance shares will vest over the required service period through the end of 2017, up to a maximum of 200% of the total grant. Compensation expense for the award is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the award on a straight-line basis. Compensation costs related to these performance shares are expected to be recognized through the end of 2017.

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

Stock Option Awards

The Company granted stock options to certain key executives and non-management members of its Board of Directors. The grants to executives will vest over a period of up to three years. The grants to the non-management members of the Board of Directors were fully vested at the date of grant.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six months ended June 30,
	2015	2014
Number of options granted	585,833	999,082
Weighted average exercise price	$38.67	30.91
Risk-free interest rate	1.72%	2.01%
Expected volatility	20.83%	24.83%
Expected term (years)	6.3	6.5
Dividend yield	1.04%	1.30%
Weighted average fair value	$8.11	7.58

As of June 30, 2015, there was approximately $5.8 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.3 years.

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

TSYS’ effective tax rate was 33.7% and 34.3% for the three months ended June 30, 2015 and 2014, respectively. TSYS’ effective tax rate was 33.9% and 33.4% for the six months ended June 30, 2015 and 2014, respectively. The increased rate during the six months ended June 30, 2015 was primarily due to changes in discrete items and the jurisdictional sources of income.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $0.8 million during the six months ended June 30, 2015.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.4 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2015 and December 31, 2014, that, if recognized, would affect the effective tax rates are $7.2 million and $6.5 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.2 million and $0.2 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 8 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues before reimbursable items
North America Services	$287,199	233,217	$553,418	457,585
International Services	83,857	84,732	157,587	161,505
Merchant Services	117,868	108,335	228,266	212,960
NetSpend	141,621	116,833	296,695	249,473
Intersegment revenues	(8,461)	(5,050)	(18,098)	(10,705)

Revenues before reimbursable items from external customers	$622,084	538,067	1,217,868	1,070,818

Total revenues
North America Services	$333,844	273,324	$643,077	535,502
International Services	89,618	90,466	169,420	172,844
Merchant Services	137,472	128,017	266,576	250,707
NetSpend	141,621	116,833	296,695	249,473
Intersegment revenues	(9,903)	(6,604)	(20,960)	(13,643)

Revenues from external customers	$692,652	602,036	1,354,808	1,194,883

Depreciation and amortization
North America Services	$24,468	20,928	$47,532	41,204
International Services	8,628	9,761	17,406	19,566
Merchant Services	4,446	3,567	8,723	6,967
NetSpend	2,622	1,890	4,915	3,625

Segment depreciation and amortization	40,164	36,146	78,576	71,362
Acquisition intangible amortization	22,852	24,282	46,718	48,595
Corporate Administration and Other	889	533	1,426	1,038

Total depreciation and amortization	$63,905	60,961	126,720	120,995

Adjusted segment operating income
North America Services	$108,385	84,578	$210,956	159,155
International Services	13,353	11,743	20,336	16,298
Merchant Services	40,690	32,896	74,805	63,064
NetSpend	36,442	30,703	71,909	59,421

Total adjusted segment operating income	198,870	159,920	378,006	297,938
Acquisition intangible amortization	(22,852)	(24,282)	(46,718)	(48,595)
NetSpend merger and acquisition operating expenses	—	(1,182)	—	(2,435)
Share-based compensation	(12,030)	(9,988)	(20,173)	(17,599)
Corporate Administration and Other	(33,386)	(25,705)	(58,017)	(49,849)

Operating income	$130,602	98,763	$253,098	179,460

	As of
	June 30, 2015	December 31, 2014
Total assets
North America Services	$3,413,067	3,327,160
International Services	357,282	356,590
Merchant Services	696,684	695,744
NetSpend	1,523,156	1,556,369
Intersegment eliminations	(2,177,665)	(2,202,282)

Total assets	$3,812,524	3,733,581

Revenues by Geographic Area

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended June 30, 2015
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$244.9	—	137.0	141.6	$523.5
Canada	72.4	—	0.2	—	72.6
Europe*	0.2	76.7	—	—	76.9
Mexico	4.1	—	—	—	4.1
Other*	4.8	10.6	0.2	—	15.6

Total	$326.4	87.3	137.4	141.6	$692.7

	Six months ended June 30, 2015
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$458.3	—	265.8	296.7	$1,020.8
Canada	150.2	—	0.2	—	150.4
Europe*	0.4	144.3	—	—	144.7
Mexico	8.4	—	—	—	8.4
Other*	9.9	20.2	0.4	—	30.5

Total	$627.2	164.5	266.4	296.7	$1,354.8

	Three months ended June 30, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$192.3	—	127.7	116.8	$436.8
Canada	69.0	—	0.1	—	69.1
Europe*	0.2	76.2	—	—	76.4
Mexico	4.2	—	—	—	4.2
Other*	4.0	11.3	0.2	—	15.5

Total	$269.7	87.5	128.0	116.8	$602.0

	Six months ended June 30, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$377.6	—	250.2	249.5	$877.3
Canada	132.0	—	0.1	—	132.1
Europe*	0.4	146.0	—	—	146.4
Mexico	8.1	—	—	—	8.1
Other*	7.8	22.9	0.3	—	31.0

Total	$525.9	168.9	250.6	249.5	$1,194.9

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in millions)	June 30, 2015	December 31, 2014
United States	$234.7	237.9
Europe*	45.0	45.5
Other*	7.6	7.2

Total	$287.3	290.6

*	Property and equipment are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and six months ended June 30, 2015 and 2014, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first six months of 2015 and 2014, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 6 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $1.4 million and $3.5 million during the first six months of 2015 and 2014, respectively, related to software and other peripheral hardware.

Note 10 — Commitments and Contingencies

Refer to Note 16 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions as of June 30, 2015 was $7.5 million. Refer to Note 7 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next twelve months.

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

ProPay moved to dismiss the Second Amended Complaint on June 2, 2015. Briefing on that motion is not expected to be completed before October 2015. At present, pursuant to a court order, all discovery in the action is stayed pending the resolution of parallel criminal proceedings against certain former principals of TelexFree, Inc.

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

Note 11 — Earnings Per Share

The following tables illustrate basic and diluted EPS for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015		2014
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$82,839		109,904
Less income allocated to nonvested awards	(724)	724	(1,102)	1,102

Net income allocated to common stock for EPS calculation (a)	$82,115	724	108,802	1,102

Average common shares outstanding (b)	182,204	1,625	184,491	1,882

Basic EPS (a)/(b)	$0.45	0.45	0.59	0.59

Diluted EPS:
Net income attributable to TSYS common shareholders	$82,839		109,904
Less income allocated to nonvested awards	(721)	721	(1,092)	1,092

Net income allocated to common stock for EPS calculation (c)	$82,118	721	108,812	1,092

Average common shares outstanding	182,204	1,625	184,491	1,882
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,191		1,994

Average common and common equivalent shares outstanding (d)	183,395	1,625	186,485	1,882

Diluted EPS (c)/(d)	$0.45	0.44	0.58	0.58

	Six months ended June 30,
	2015		2014
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$160,594		159,206
Less income allocated to nonvested awards	(1,437)	1,437	(1,633)	1,633

Net income allocated to common stock for EPS calculation (a)	$159,157	1,437	157,573	1,633

Average common shares outstanding (b)	182,487	1,667	185,123	1,935

Basic EPS (a)/(b)	$0.87	0.86	0.85	0.84

Diluted EPS:
Net income attributable to TSYS common shareholders	$160,594		159,206
Less income allocated to nonvested awards	(1,431)	1,431	(1,617)	1,617

Net income allocated to common stock for EPS calculation (c)	$159,163	1,431	157,589	1,617

Average common shares outstanding	182,487	1,667	185,123	1,935
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,145		2,379

Average common and common equivalent shares outstanding (d)	183,632	1,667	187,502	1,935

Diluted EPS (c)/(d)	$0.87	0.86	0.84	0.84

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 1.9 million and 2.0 million common shares for the three and six months ended June 30, 2015, respectively, and excludes 1.5 million and 1.4 million common shares for the three and six months ended June 30, 2014, respectively, because their inclusion would have been anti-dilutive.

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

A summary of the financial highlights for 2015, as compared to 2014, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data)	2015	2014	Percent Change	2015	2014	Percent Change
Total revenues	$692.7	602.0	15.1%	$1,354.8	1,194.9	13.4%
Operating income	130.6	98.8	32.2	253.1	179.5	41.0
Net income attributable to TSYS common shareholders	82.8	109.9	(24.6)	160.6	159.2	0.9
Basic earnings per share (EPS) attributable to TSYS common shareholders	0.45	0.59	(23.6)	0.87	0.85	2.5
Diluted EPS attributable to TSYS common shareholders	0.45	0.58	(23.3)	0.87	0.84	3.1
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[1]	206.5	170.9	20.9	400.0	320.5	24.8
Adjusted EPS[2]	0.58	0.45	29.0	1.11	0.83	34.6
Cash flows from operating activities				285.3	239.4	19.2

[1]	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and share-based compensation expenses and other items.
[2]	Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted earnings is net income excluding the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles and other items.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of June 30,
AOF	2015	2014	Percent Change
Consumer Credit	374.1	246.5	51.8%
Retail	26.4	27.9	(5.6)

Total Consumer	400.5	274.4	45.9
Commercial	44.0	40.4	8.7
Other	24.0	20.4	18.4

Subtotal Traditional[1]	468.5	335.2	39.8
Prepaid/Stored Value[2]	133.1	117.7	13.2
Government Services[3]	77.1	65.6	17.4
Commercial Card Single-Use[4]	72.7	54.2	34.2

Total AOF	751.4	572.7	31.2%

[1]	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single-use accounts.
[2]	These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used as of a later date. These accounts tend to be the least active of all accounts on file.
[3]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
[4]	Commercial card single-use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

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

Contractual Obligations

The total liability for uncertain tax positions under GAAP as of June 30, 2015 is $7.5 million. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the twelve months.

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

Total revenues increased 15.1% and 13.4%, respectively, for the three and six months ended June 30, 2015, compared to the same periods in 2014. The increases in revenues for the three and six months ended June 30, 2015 include decreases of $9.5 million and $17.2 million related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2015, were $70.6 million and $136.9 million, increases of 10.3% and 10.4%, respectively, compared to the same periods last year.

Excluding reimbursable items, revenues increased $84.0 million and $147.1 million, or 15.6% and 13.7%, respectively, during the three and six months ended June 30, 2015, compared to 2014. The increases in revenues excluding reimbursable items for the three and six months ended June 30, 2015, as compared to the same periods in 2014, is the result of increases in organic growth, partially offset by decreases associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and six months ended June 30, 2015, the Company does not have a major customer on a consolidated basis. However, a significant amount of the Company’s revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and six month periods ended June 30, 2015.

In July 2012, TSYS executed a master services agreement, with a minimum six year term, with Bank of America to provide processing services for its consumer credit card portfolios in the U.S. In addition, TSYS continues to process Bank of America’s commercial credit card portfolios in the U.S. and internationally. In May 2015, the contract term for processing both the consumer and commercial credit card portfolios was extended for an additional 18 months.

Below is a summary of the North America Services segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Volume-based revenues	$150,508	118,246	27.3%	$286,998	230,462	24.5%

Non-volume related revenues:
Processing fees	59,725	52,290	14.2	117,556	102,769	14.4
Value-added, custom programming, licensing and other	37,738	29,041	29.9	72,461	56,551	28.1
Output and managed services	39,228	33,640	16.6	76,403	67,803	12.7

Total non-volume related revenues	136,691	114,971	18.9	266,420	227,123	17.3

Total revenues before reimbursable items	287,199	233,217	23.1	553,418	457,585	20.9
Reimbursable items	46,645	40,107	16.3	89,659	77,917	15.1

Total revenues	$333,844	273,324	22.1	$643,077	535,502	20.1

Adjusted segment operating income[1]	$108,385	84,578	28.1	$210,956	159,155	32.5
Adjusted segment operating margin[2]	37.7%	36.3%		38.1%	34.8%
Key indicators (in millions):
AOF				677.5	510.3	32.8
Transactions	4,042.2	2,696.7	49.9	7,353.0	5,024.3	46.3

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

For the three and six months ended June 30, 2015, respectively, approximately 52.4% and 51.9% of revenues before reimbursable items are driven by the volume of AOF and transactions processed and approximately 47.6% and 48.1% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

The increases in revenues before reimbursable items and total segment revenues for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, are driven by increases in revenues associated with new business and organic growth, partially offset by client portfolio deconversions and price reductions.

The increases in adjusted segment operating income for the three and six months ended June 30, 2015, as compared to 2014, are driven by increases in revenues partially offset by increases in employee related expenses, and technology and equipment expenses.

During the first quarter of 2015, two of the Company’s largest prepaid processing clients in the North America segment informed TSYS that they do not intend to renew their prepaid processing agreements. The revenues associated with these clients, in the aggregate, accounted for approximately 2% of the Company’s total revenues in the first six months of 2015. The Company expects both deconversions to be complete by the end of 2016.

International Services

The International Services segment provides issuer and acquirer solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and six month periods ended June 30, 2015.

Below is a summary of the International Services segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Volume-based revenues	$30,330	32,784	(7.5)%	$59,283	64,926	(8.7)%

Non-volume related revenues:
Processing fees	15,842	16,251	(2.5)	30,600	30,738	(0.4)
Value-added, custom programming, licensing and other	21,684	23,835	(9.0)	40,187	43,622	(7.9)
Output and managed services	16,001	11,862	34.9	27,517	22,219	23.8

Total non-volume related revenues	53,527	51,948	3.0	98,304	96,579	1.8

Total revenues before reimbursable items	83,857	84,732	(1.0)	157,587	161,505	(2.4)
Reimbursable items	5,761	5,734	0.5	11,833	11,339	4.4

Total revenues	$89,618	90,466	(0.9)	$169,420	172,844	(2.0)

Adjusted segment operating income[1]	$13,353	11,743	13.7	$20,336	16,298	24.8
Adjusted segment operating margin[2]	15.9%	13.9%		12.9%	10.1%
Key indicators (in millions):
AOF				73.9	62.3	18.5
Transactions	613.9	558.1	10.0	1,185.9	1,076.0	10.2

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

For the three and six months ended June 30, 2015, respectively, approximately 36.2% and 37.6% of revenues before reimbursable items are driven by the volume of AOF and transactions processed and approximately 63.8% and 62.4% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

Revenues before reimbursable items decreased for the three and six months ended June 30, 2015, as compared to the same periods in 2014 as a result of currency translation, partially offset by increases in non-volume based revenues.

Total segment revenues for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, include decreases of $9.5 million and $17.0 million associated with currency translation.

The increases in adjusted segment operating income for the three and six months ended June 30, 2015, as compared to 2014, are driven primarily by decreases in employment and technology and facilities expenses.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has no major customers for the three and six month periods ended June 30, 2015.

Below is a summary of the Merchant Services segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Revenues before reimbursable items	$117,868	108,335	8.8%	$228,266	212,960	7.2%
Reimbursable items	19,604	19,682	(0.4)	38,310	37,747	1.5

Total revenues	$137,472	128,017	7.4	$266,576	250,707	6.3

Adjusted segment operating income[1]	$40,690	32,896	23.7	$74,805	63,064	18.6
Adjusted segment operating margin[2]	34.5%	30.4%		32.8%	29.6%
Key indicators (in millions):
POS transactions	1,089.4	1,045.1	4.2	2,074.0	2,027.3	2.3
Dollar sales volume	$12,314.8	11,796.5	4.4	$23,616.4	22,576.3	4.6

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

For three and six months ended June 30, 2015, respectively, approximately 92.7% and 92.6% of the revenues of the Merchant Services segment, are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 7.3% and 7.4% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

Revenues before reimbursable items increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014 as a result of higher processing volumes, product fees and processing fees in the Company’s direct line of business partially offset by declines due to market factors such as industry consolidation and client in-sourcing in its indirect line of business.

The increases in total segment revenues for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, are driven by higher processing volumes, product fees and processing fees.

The increases in adjusted segment operating income for the three and six months ended June 30, 2015, are a result of higher revenues compared to the same periods in 2014.

NetSpend

The NetSpend segment is a program manager for Federal Deposit Insurance Corporation (FDIC) insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked and other consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers, and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including direct-to-consumer and online marketing programs, alternative financial service providers, traditional retailers, and contractual relationships with corporate employers. This segment has no major customers for the three and six month periods ended June 30, 2015.

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

Below is a summary of the NetSpend segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Total revenues (and revenues before reimbursable items)	$141,621	116,833	21.2%	$296,695	249,473	18.9%
Adjusted segment operating income[1]	36,442	30,703	18.7	71,909	59,421	21.0
Adjusted segment operating margin[2]	25.7%	26.3%		24.2%	23.8%
Key indicators (in millions):
Number of active cards[3]				3.9	3.4	14.7
Number of active cards with direct deposit[4]				1.9	1.6	17.4
Percentage of active cards with direct deposit				48.4%	47.2%
Gross dollar volume[5]	$5,531.0	4,628.0	19.5	$13,191.7	11,195.2	17.8

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.
[3]	Number of active cards represents the total number of prepaid cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination.
[4]	Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination .
[5]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using the prepaid cards the NetSpend segment manages.

For the three and six months ended June 30, 2015, respectively, 69.9% and 68.6% of revenues were derived from service fees charged to cardholders and 30.1% and 31.4% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards, which totaled approximately 3.9 million as of June 30, 2015, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $5.5 billion and $13.2 billion, respectively, for the three and six months ended June 30, 2015. Substantially all of the NetSpend segment’s revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Total segment revenues for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, increased $24.8 million and $47.2 million, or 21.2% and 18.9%. Service fee revenue increased $15.6 million and $29.6 million, or 18.7% and 17.0%, respectively. The increase in service fee revenue was substantially driven by the increase in the number of active cards. Revenues from interchange and other services increased $9.2 million and $17.6 million, or 27.5% and 23.2%, respectively. These increases were primarily the result of increases of 19.5% and 17.8%, respectively, in gross dollar volume.

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

The Company’s cost of services were $459.9 million and $909.6 million, which were increases of 10.4% and 8.4% for the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increases in cost of services are due to increases in employment and other costs due to the completion of conversions. The Company’s selling, general and administrative expenses were $102.1 million and $192.1 million, which were increases of 17.7% and 9.1% for the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increases in selling, general and administrative expenses for the three and six months ended June 30, 2015, are due primarily to increases in employment expenses and professional service fees.

Operating Income

Operating income increased 32.2% and 41.0%, respectively, for the three and six months ended June 30, 2015, compared to the same periods in 2014. The Company’s operating profit margins for the three and six months ended June 30, 2015 were 18.9% and 18.7%, respectively, compared to 16.4% and 15.0% for the same periods last year. TSYS’ operating margins increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to an increase in revenues from payment processing and general purpose reloadable cards, partially offset by increases in employment expenses and technology and facilities expenses.

Nonoperating Income (Expense)

Interest income for the three and six months ended June 30, 2015 was $452,000 and $700,000, respectively, which were increases of $72,000 and $78,000, compared to $380,000 and $622,000 for the same periods in 2014. Changes in interest income are primarily attributable to changes in the amount of cash available for investing.

Interest expense was $10.2 million for the three months ended both June 30, 2015, and 2014. Interest expense for the six months ended June 30, 2015 was $20.4 million, a decrease of $0.1 million, compared to $20.5 million for the same period in 2014. The Company’s interest expense on bonds was $8.8 million and $17.6 million, respectively, for the three and six months ended both June 30, 2015, and 2014.

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

For the three and six months ended June 30, 2015 the Company recorded net translation losses of approximately $507,000 and $910,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the three and six months ended June 30, 2014, the Company recorded net translation losses of approximately $680,000 and $823,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

The balance of the International Services segment’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2015, was approximately $11.0 million, the majority of which is denominated in U.S. Dollars and British Pounds. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of June 30, 2015, was $27.4 million.

The Company recorded gains of $351,000 and $1.5 million, respectively, on its investments in private equity for the three and six months ended June 30, 2015 as a result of changes in value. The Company recorded a loss of $78,000 and a gain of $234,000 on its investments in private equity for the three and six months ended June 30, 2014, respectively, as a result of changes in value.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 15 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended June 30, 2015 was 33.7%, compared to 34.3% for the same period in 2014. TSYS’ effective income tax rate for the six months ended June 30, 2015 was 33.9%, compared to 33.4% for the same period in 2014. The differences in the 2015 rates compared to 2014 rates reflect changes in discrete items and in the jurisdictional sources of income. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for noncontrolling interest in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $92.6 million as of June 30, 2015. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $4.6 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively. TSYS’ share of income from its equity in equity investments was $10.0 million and $7.7 million for the six months ended June 30, 2015 and 2014, respectively.

Net Income

Net income for the three and six months ended June 30, 2015 was $83.4 million and $162.3 million, respectively, which were decreases of $28.0 million and $0.7 million, compared to the same periods in 2014. The higher net income in 2014 was the result of a gain on the sale of the Company’s Japan operations.

Net income attributable to non-controlling interest decreased $0.9 million and $2.1 million, respectively, for the three and six months ended June 30, 2015, compared to the same periods in 2014. The decreases are driven by the sale of GP Network Corporation (GP Net) in 2014.

Net income attributable to TSYS common shareholders for the three months ended June 30, 2015, decreased 24.6%, or $27.1 million, to $82.8 million, or basic and diluted EPS of $0.45, compared to $109.9 million, or basic and diluted EPS of $0.59 and $0.58, respectively, for the same period in 2014. Net income attributable to TSYS common shareholders for the six months ended June 30, 2015, increased 0.9%, or $1.4 million, to $160.6 million, or basic and diluted EPS of $0.87, compared to $159.2 million, or basic and diluted EPS of $0.85 and $0.84, respectively, for the same period in 2014.

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

Revenues Before Reimbursable Items and Operating Margin Excluding Reimbursable Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Operating income (a)	$130,602	98,763	$253,098	179,460

Total revenues (b)	$692,652	602,036	$1,354,808	1,194,883
Less reimbursable items	70,568	63,969	136,940	124,065

Revenues before reimbursable items (c)	$622,084	538,067	$1,217,868	1,070,818

Operating margin (as reported) (a)/(b)	18.86%	16.40%	18.68%	15.02%

Operating margin excluding reimbursable items (a)/(c)	20.99%	18.36%	20.78%	16.76%

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$83,375	111,340	$162,274	162,965
Adjusted for:
Deduct: Income from discontinued operations	—	(50,133)	—	(51,113)
Deduct: Equity in income of equity investments, net of tax	(4,579)	(3,600)	(9,973)	(7,696)
Add: Income taxes	41,597	30,771	81,379	55,106
Add: Nonoperating expenses, net	10,209	10,385	19,418	20,198
Add: Depreciation and amortization	63,905	60,961	126,720	120,995

EBITDA	194,507	159,724	379,818	300,455
Adjust for:
Add: Share-based compensation	12,030	9,988	20,173	17,599
Add: NetSpend merger and acquisition expenses	—	1,182	—	2,435

Adjusted EBITDA	$206,537	170,894	$399,991	320,489

Adjusted Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Income from continuing operations attributable to TSYS common shareholders
As reported (GAAP)	$82,839	59,771	$160,594	109,092

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	15,083	15,799	30,844	31,612
Share-based compensation, net of tax	8,033	6,584	13,474	11,601
NetSpend merger and acquisition expenses*	—	1,122	—	2,326

Adjusted earnings	$105,955	83,276	$204,912	154,631

Basic EPS - Net income attributable to TSYS common shareholders, As reported (GAAP)	$0.45	0.32	$0.87	0.58

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	0.08	0.08	0.17	0.17
Share-based compensation, net of tax	0.04	0.04	0.07	0.06
NetSpend merger and acquisition expenses*	—	0.01	—	0.01

Adjusted EPS**	$0.58	0.45	$1.11	0.83

Average common shares and participating securities	183,829	186,373	184,153	187,058

*	Certain merger and acquisition costs are nondeductible for income tax purposes.
**	Adjusted EPS amounts may not total due to rounding.

Projected Outlook for 2015

As compared to 2014, TSYS expects its 2015 total revenues to increase by 9%-11%, its revenues before reimbursable items to increase by 10%-12%, and its adjusted EPS from continuing operations attributable to TSYS common shareholders to increase by 15%-17%. The guidance is based on the following assumptions with respect to 2015: (1) there will be no significant movements in the London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients, additional acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; and (5) the economy will not worsen. In addition, TSYS’ earnings guidance for 2015 does not include the impact of any future share repurchases.

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

Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2015	2014
Net income	$162,274	162,965
Depreciation and amortization	126,720	122,393
Gain on disposal of subsidiaries	—	(85,310)
Other noncash items and charges, net	20,548	24,300
Net change in current and other assets and current and other liabilities	(24,249)	15,094

Net cash provided by operating activities	$285,293	239,442

TSYS’ main source of funds is derived from operating activities, specifically net income. In 2014, net income included a gain on the disposal of the Company’s Japan operations. Excluding this gain, net income in 2015 exceeded net income in 2014 by $84.6 million. The increase in 2015 net cash provided by operating activities was primarily the result of this increase.

The decrease in other noncash items and charges, as compared to last year, is due primarily to increases in deferred income tax expenses and equity in income of equity investments, partially offset by an increase in the share-based compensation. Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of June 30, 2015, as compared to June 30, 2014, is the result of timing of collections compared to billings as well as increased billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments.

Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2015	2014
Additions to contract acquisition costs	$(40,094)	(39,623)
Purchases of property and equipment, net	(22,454)	(37,152)
Additions to internally developed computer software	(20,869)	(21,271)
Additions to licensed computer software from vendors	(13,134)	(7,729)
Purchase of private equity investments	(2,800)	(813)
Proceeds from disposition, net of expenses paid and cash disposed	—	45,049
Proceeds from sale of private equity investment	1,839	—

Net cash used in investing activities	$(97,512)	(61,539)

The primary use of cash for investing activities in 2015 was for investments in contract acquisition costs associated with obtaining and servicing new or existing clients. Other major uses of cash for investing activities in 2015 were for the addition of property and equipment, internal development of computer software, and the purchase of licensed computer software. The major source of cash for investing activities in 2014 were proceeds from the disposition of its Japan operations, net of expenses paid and cash disposed. The major uses of cash for investing activities in 2014 were investments in contract acquisition costs associated with obtaining and servicing new or existing clients, the addition of property and equipment, internal development of computer software and the purchase of licensed computer software conversions.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $40.1 million for the six months ended June 30, 2015, compared to $39.6 million for the six months ended June 30, 2014.

Private Equity Investments

The Company has entered into a limited partnership agreement in connection with its agreement to invest in an Atlanta-based venture capital fund focused exclusively on investing in technology-enabled financial services companies. Pursuant to the limited partnership agreement, the Company has committed to invest up to $20.0 million in the fund so long as its ownership interest in the fund does not exceed 50%. During the first six months of 2015, the Company made an additional investment in the fund in the amount of $2.8 million. During the first six months of 2014, the Company made an additional investment of $0.8 million.

Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2015	2014
Repurchase of common stock under plans and tax withholding	$(83,521)	(120,848)
Dividends paid on common stock	(36,878)	(37,633)
Principal payments on long-term borrowings and capital lease obligations	(26,393)	(34,467)
Subsidiary dividends paid to noncontrolling shareholders	(2,818)	(5,182)
Purchase of noncontrolling interest	—	(37,500)
Excess tax benefit from share-based payment arrangements	4,106	5,771
Proceeds from exercise of stock options	19,260	22,284

Net cash (used in) provided by financing activities	$(126,244)	(207,575)

The main uses of cash for financing activities in 2015 were the repurchase of outstanding shares of common stock, the payment of dividends and the principal payments on long-term borrowings and capital lease obligations. The main uses of cash in 2014 were the repurchase of outstanding shares of common stock, the purchase of an additional 15% of the noncontrolling interest in Central Payment Co., LLC (CPAY), the payment of dividends, principal payments on long-term borrowings and capital lease obligations and the repurchase of outstanding shares of common stock. The main source of cash provided by financing activities in 2015 and 2014 were the proceeds from exercises of stock options.

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

Through June 30, 2015, the Company purchased 2.2 million shares for approximately $83.5 million, at an average price of $38.85.

Dividends

Dividends on common stock of $36.9 million were paid during the six months ended June 30, 2015, compared to $37.6 million during the three months ended June 30, 2014.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.4:1. As of June 30, 2015, TSYS had working capital of $456.5 million compared to $394.0 million as of December 31, 2014.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of June 30, 2015:

(in millions)	June 30, 2015
Europe	$206.2
China	102.7
Mexico	6.9
Canada	1.5
Other	38.8

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

TSYS recorded net translation losses of approximately $507,000 and $910,000 for the three and six months ended June 30, 2015, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2015, was approximately $11.0 million, the majority of which was denominated in U.S. Dollars and British Pounds.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of June 30, 2015, was $27.4 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $27.4 million as of June 30, 2015.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$274	1,368	2,737	(274)	(1,368)	(2,737)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2015, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding TSYS’ legal proceedings, refer to Note 10 of the Notes to Unaudited Consolidated Financial Statements which is incorporated by reference into this item.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
April 2015	—	$—	1,450	18,550
May 2015	450	41.49	1,900	18,100
June 2015	250	41.75	2,150	17,850

Total	700	$41.58

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

TOTAL SYSTEM SERVICES, INC.

Date: August 6, 2015	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer
Date: August 6, 2015

	by:	/s/ Paul M. Todd
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