Form 10-Q
period 2015-09-30
TOTAL SYSTEM SERVICES INC
filed 2015-11-05
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: October 27, 2015
Common Stock, $0.10 par value	183,989,416 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (Note 4)	$447,850	289,183
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4.8 million and $5.2 million as of 2015 and 2014, respectively	333,467	283,203
Deferred income tax assets	19,860	15,190
Prepaid expenses and other current assets (Note 4)	91,752	98,974
Current assets of discontinued operations (Note 2)	3,395	4,003

Total current assets	896,324	690,553
Goodwill	1,545,888	1,547,397
Computer software, net of accumulated amortization of $661.9 million and $613.3 million as of 2015 and 2014, respectively	354,598	366,148
Other intangible assets, net of accumulated amortization of $238.3 million and $181.9 million as of 2015 and 2014, respectively	348,017	404,107
Property and equipment, net of accumulated depreciation and amortization of $449.5 million and $423.2 million as of 2015 and 2014, respectively	287,098	290,585
Contract acquisition costs, net of accumulated amortization of $304.6 million and $276.1 million as of 2015 and 2014, respectively (Note 4)	252,669	236,305
Equity investments, net	101,127	100,468
Deferred income tax assets, net	5,885	7,002
Other assets	97,916	91,016

Total assets	$3,889,522	3,733,581

Liabilities
Current liabilities:
Accounts payable	$55,111	48,793
Accrued salaries and employee benefits	43,180	38,001
Current portion of long-term borrowings	38,203	43,784
Current portion of obligations under capital leases	3,574	7,127
Other current liabilities (Note 4)	181,898	154,805
Current liabilities of discontinued operations (Note 2)	3,395	4,003

Total current liabilities	325,361	296,513
Long-term borrowings, excluding current portion	1,373,592	1,398,132
Deferred income tax liabilities, net	189,682	211,820
Obligations under capital leases, excluding current portion	4,335	6,974
Other long-term liabilities	92,385	98,006

Total liabilities	1,985,355	2,011,445

Redeemable noncontrolling interest in consolidated subsidiary	23,001	22,492

Commitments and contingencies (Note 10)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,770 and 202,775 issued as of 2015 and 2014, respectively; 183,978 and 184,939 outstanding as of 2015 and 2014, respectively	20,277	20,278
Additional paid-in capital	206,715	171,270
Accumulated other comprehensive loss, net (Note 4)	(27,164)	(11,926)
Treasury stock, at cost (18,792 and 17,836 shares as of 2015 and 2014, respectively)	(516,197)	(453,230)
Retained earnings	2,191,984	1,966,370

Total shareholders’ equity	1,875,615	1,692,762

Noncontrolling interest in consolidated subsidiary	5,551	6,882

Total equity	1,881,166	1,699,644

Total liabilities and equity	$3,889,522	3,733,581

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Total revenues	$707,890	616,891	2,062,698	1,811,774

Cost of services	456,465	407,391	1,366,141	1,246,763
Selling, general and administrative expenses	88,321	80,093	280,355	256,144

Total operating expenses	544,786	487,484	1,646,496	1,502,907

Operating income	163,104	129,407	416,202	308,867
Nonoperating expenses, net	(8,564)	(9,997)	(27,982)	(30,195)

Income before income taxes and equity in income of equity investments	154,540	119,410	388,220	278,672
Income taxes	37,825	39,227	119,204	94,333

Income before equity in income of equity investments	116,715	80,183	269,016	184,339
Equity in income of equity investments, net of tax	5,336	4,135	15,309	11,831

Income from continuing operations, net of tax	122,051	84,318	284,325	196,170
Income from discontinued operations, net of tax	—	880	—	51,993

Net income	122,051	85,198	284,325	248,163
Net income attributable to noncontrolling interests	(1,429)	(1,393)	(3,109)	(5,151)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$120,622	83,805	281,216	243,012

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11):
Income from continuing operations	$0.66	0.45	1.53	1.03
Gain from discontinued operations	—	0.00	—	0.27

Net income*	$0.66	0.45	1.53	1.30

Diluted EPS attributable to TSYS common shareholders (Note 11):
Income from continuing operations	$0.65	0.44	1.52	1.02
Gain from discontinued operations	—	0.00	—	0.27

Net Income*	$0.65	0.45	1.52	1.29

Amounts attributable to TSYS common shareholders:
Income from continuing operations	$120,622	82,925	281,216	192,018
Gain from discontinued operations	—	880	—	50,994

Net income	$120,622	83,805	281,216	243,012

*	EPS amounts may not total due to rounding

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$122,051	85,198	284,325	248,163
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,943)	(11,329)	(16,663)	907
Less reclassifications of foreign currency translation adjustments to net income	—	—	—	3,514

Total foreign currency translation adjustments	(12,943)	(11,329)	(16,663)	(2,607)
Postretirement healthcare plan adjustments	147	147	441	442
Unrealized gain (loss) on available-for-sale securities	(186)	(598)	849	(640)

Other comprehensive loss	(12,982)	(11,780)	(15,373)	(2,805)

Comprehensive income	109,069	73,418	268,952	245,358
Comprehensive income attributable to noncontrolling interests	(1,215)	(1,071)	(2,973)	(5,050)

Comprehensive income attributable to TSYS common shareholders	$107,854	72,347	265,979	240,308

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$284,325	248,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,219	184,827
Share-based compensation	31,468	23,019
Provisions for fraud and other losses	29,621	29,923
Dividends received from equity investments	12,092	9,189
Provisions for bad debt expenses and billing adjustments	3,519	1,982
Charges for transaction processing provisions	3,471	5,081
Amortization of debt issuance costs	1,378	1,361
Net loss on foreign currency	468	1,715
Amortization of bond discount	297	286
Loss on disposal of equipment, net	4	27
Gain on disposal of subsidiaries	—	(87,013)
Changes in value of private equity investments	(3,448)	(239)
Excess tax benefit from share-based payment arrangements	(4,892)	(6,538)
Equity in income of equity investments	(15,309)	(11,831)
Deferred income tax benefit	(25,960)	(15,989)
Changes in operating assets and liabilities:
Accounts receivable	(55,911)	(50,450)
Accounts payable	(1,163)	10,655
Prepaid expenses, other current assets and other long-term assets	1,356	(10,784)
Accrued salaries and employee benefits	5,589	(8,462)
Other current liabilities and other long-term liabilities	2,430	65,192

Net cash provided by operating activities	460,554	390,114

Cash flows from investing activities:
Additions to contract acquisition costs	(50,971)	(66,540)
Purchases of property and equipment	(36,505)	(55,356)
Additions to internally developed computer software	(31,654)	(31,263)
Additions to licensed computer software from vendors	(17,052)	(14,497)
Purchase of private equity investments	(3,525)	(3,290)
Cash used in acquisitions, net of cash acquired	(750)	(38,584)
Proceeds from dispositions, net of expenses paid and cash disposed	—	45,002
Proceeds from sale of private equity investment	1,839	—

Net cash used in investing activities	(138,618)	(164,528)

Cash flows from financing activities:
Repurchase of common stock under plans and tax withholding	(83,635)	(120,894)
Dividends paid on common stock	(55,277)	(56,159)
Principal payments on long-term borrowings and capital lease obligations	(42,215)	(48,682)
Subsidiary dividends paid to noncontrolling shareholders	(3,796)	(6,369)
Purchase of noncontrolling interest	—	(37,500)
Proceeds from borrowings of long-term debt	1,912	—
Excess tax benefit from share-based payment arrangements	4,892	6,538
Proceeds from exercise of stock options	19,690	26,877

Net cash used in financing activities	(158,429)	(236,189)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(4,840)	(1,586)

Net increase (decrease) in cash and cash equivalents	158,667	(12,189)
Cash and cash equivalents at beginning of period	289,183	278,230

Cash and cash equivalents at end of period	$447,850	266,041

Supplemental cash flow information:
Interest paid	$21,994	30,736
Income taxes paid, net	$122,180	96,050

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

Recently Adopted Accounting Pronouncements

In January 2015, the Company adopted Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations and enhancing convergence of the Financial Accounting Standards Board’s (FASB’s) and the International Accounting Standard Board’s (IASB’s) reporting requirements for discontinued operations. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

New Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” This ASU allows entities to defer and present debt issuance costs as an asset and subsequently amortize deferred debt issuance costs ratably over the term of a line-of-credit arrangement. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The guidance will be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license or a service agreement. The guidance is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03 “Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU will require entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The guidance will be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018, with early adoption permitted no sooner than January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect on its ongoing financial reporting.

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

The following table presents the main classes of assets and liabilities associated with discontinued operations as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Current assets	$3,395	4,003
Current liabilities	3,395	4,003

The following table presents the summarized results of discontinued operations for the three and nine months ended September 30, 2014:

(in thousands)	Three months ended September 30, 2014	Nine months ended September 30, 2014
Total revenues	$—	16,248

Loss before taxes	$—	(51)

Income tax benefit	$—	(39)

Loss from discontinued operations, net of tax	$—	(12)

Gain on dispositions, net of tax	$880	52,005

Income from discontinued operations, net of tax	$880	51,993

Income from discontinued operations, net of tax, attributable to noncontrolling interest	$—	999

Income from discontinued operations, net of tax, attributable to TSYS common shareholders	$880	50,994

The Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 include GP Net and TSYS Japan and are not considered material.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended September 30, 2015.

As of September 30, 2015, the Company had recorded goodwill in the amount of $1.5 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2015, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

The Company had nonrecurring fair value measurements related to discontinued operations. The Company determined that the carrying value of its assets and liabilities as of September 30, 2015 and December 31, 2014, approximate their fair values.

Note 4 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. Dollar. All amounts in domestic accounts are denominated in U.S. Dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents in domestic accounts	$392,133	225,396
Cash and cash equivalents in foreign accounts	55,717	63,787

Total	$447,850	289,183

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2015	December 31, 2014
Prepaid expenses	$34,368	35,334
Supplies inventory	13,115	14,340
Other	44,269	49,300

Total	$91,752	98,974

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2015	December 31, 2014
Conversion costs, net of accumulated amortization of $156.5 million and $138.7 million as of 2015 and 2014, respectively	$161,615	159,339
Payments for processing rights, net of accumulated amortization of $148.1 million and $137.4 million as of 2015 and 2014, respectively	91,054	76,966

Total	$252,669	236,305

Amortization expense related to conversion costs, which is recorded in cost of services, was $7.0 million and $4.5 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, amortization related to conversion costs was $20.1 million and $12.9 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $4.6 million and $4.4 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, amortization related to payments for processing rights was $12.4 million and $11.5 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2015	December 31, 2014
Deferred revenues	$40,680	41,773
Accrued expenses	29,046	23,617
Dividends payable	18,982	19,006
Accrued interest	11,246	2,819
Accrued income taxes	8,043	—
Other	73,901	67,590

Total	$181,898	154,805

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Beginning Balance December 31, 2014	Pretax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance September 30, 2015
Foreign currency translation adjustments and transfers from noncontrolling interests	$(13,564)	(17,150)	(622)	(16,528)	$(30,092)
Unrealized gain on available-for-sale securities	1,105	1,346	497	849	1,954
Change in AOCI related to postretirement healthcare plans	533	691	250	441	974

Total	$(11,926)	(15,113)	125	(15,238)	$(27,164)

There were no reclassifications of AOCI to net income or to other accounts for the nine months ended September 30, 2015.

Note 5 — Long-Term Borrowings

Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding long-term borrowings.

During September 2015, TSYS increased an existing loan by £1.3 million, or approximately $1.9 million. The pound-denominated loan bears interest at a rate of LIBOR plus two percent. The loan matures in December 2017, and has monthly interest payments. The lender in this transaction is Merchants Limited, which has a noncontrolling interest in TSYS Managed Services. The balance of the loan as of September 30, 2015 was $3.3 million.

Note 6— Share-Based Compensation

Refer to Notes 1 and 19 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses typically for segment reporting purposes. TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2015, share-based compensation was $11.3 million, compared to $5.4 million for the same period in 2014. For the nine months ended September 30, 2015, share-based compensation was $31.5 million, compared to $23.0 million for the same period in 2014.

Nonvested Share Awards

The Company granted shares of TSYS common stock to certain key employees and non-management members of its Board of Directors. The nonvested stock bonus awards to employees are typically for services to be provided in the future and vest over a period of up to four years. The stock bonus awards granted to the non-management members of the Board of Directors were fully vested on the date of issuance. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

	Nine months ended September 30,
	2015	2014
Number of shares granted	388,211	663,624
Market value (in millions )	$14.9	20.3

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key executives. The Company has also granted performance-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest, up to a maximum of 200%. During the first nine months of 2015 and 2014, the Compensation Committee established performance goals based on adjusted EPS, revenue growth and revenues before reimbursable items and market goals based on Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 over the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of September 30, 2015, there was approximately $13.3 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2018. As of September 30, 2015, there was approximately $2.0 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through July 2018.

The following table summarizes the performance- and market- based awards granted during the first nine months of 2015 and 2014:

Year Awarded	Type of Award	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2015	Market	July 2016, 2017 and 2018	Total Shareholder Return	25,000	July 2018
2015	Performance	December 2017	Adjusted EPS	135,289	December 2017
2015	Market	December 2017	Total Shareholder Return	57,982	December 2017
2015	Performance	December 2015	Revenues before Reimbursable Items and Adjusted EPS	165,543	December 2018
2014	Performance	December 2016	Revenues before Reimbursable Items and Adjusted EPS	211,593	December 2016

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

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,
	2015	2014
Number of options granted	613,473	1,046,372
Weighted average exercise price	$39.01	30.96
Risk-free interest rate	1.73%	2.01%
Expected volatility	20.80%	25.06%
Expected term (years)	6.3	6.5
Dividend yield	1.04%	1.29%
Weighted average fair value	$8.27	7.66

As of September 30, 2015, there was approximately $4.1 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.5 years.

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

TSYS’ effective income tax rate for the three months ended September 30, 2015 was 24.3%, compared to 32.2% for the same period in 2014. TSYS’ effective income tax rate for the nine months ended September 30, 2015 was 30.1%, compared to 32.9% for the same period in 2014. The primary differences in the 2015 rates compared to 2014 rates reflect changes in discrete items primarily due to increased federal tax credits realized during both the three and nine months ended September 30, 2015. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for noncontrolling interest in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits increased by $4.9 million during the nine months ended September 30, 2015.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.7 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2015 and December 31, 2014, that, if recognized, would affect the effective tax rates are $11.6 million and $6.5 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.5 million and $0.2 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 8 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues before reimbursable items
North America Services	$293,571	240,957	846,989	698,543
International Services	86,446	87,385	244,033	248,890
Merchant Services	123,721	115,012	351,987	327,972
NetSpend	139,648	114,048	436,343	363,521
Intersegment revenues	(7,000)	(4,542)	(25,098)	(15,248)

Revenues before reimbursable items from external customers	$636,386	552,860	1,854,254	1,623,678

Total revenues
North America Services	$341,416	282,833	984,493	818,335
International Services	92,177	91,865	261,597	264,710
Merchant Services	143,100	134,117	409,676	384,824
NetSpend	139,648	114,048	436,343	363,521
Intersegment revenues	(8,451)	(5,972)	(29,411)	(19,616)

Revenues from external customers	$707,890	616,891	2,062,698	1,811,774

Depreciation and amortization
North America Services	$25,300	22,173	72,831	63,377
International Services	8,678	9,610	26,084	29,176
Merchant Services	4,670	3,624	13,394	10,591
NetSpend	2,632	2,155	7,547	5,779

Segment depreciation and amortization	41,280	37,562	119,856	108,923
Acquisition intangible amortization	22,883	24,210	69,601	72,805
Corporate Administration and Other	336	662	1,762	1,702

Total depreciation and amortization	$64,499	62,434	191,219	183,430

Adjusted segment operating income
North America Services	$113,946	92,736	324,902	251,892
International Services	18,370	15,976	38,706	32,274
Merchant Services	42,387	40,409	117,192	103,473
NetSpend	37,315	36,123	109,224	95,543

Total adjusted segment operating income	212,018	185,244	590,024	483,182
Acquisition intangible amortization	(22,883)	(24,210)	(69,601)	(72,805)
NetSpend merger and acquisition operating expenses	—	(779)	—	(3,213)
Share-based compensation	(11,295)	(5,420)	(31,468)	(23,019)
Corporate Administration and Other	(14,736)	(25,428)	(72,753)	(75,278)

Operating income	$163,104	129,407	416,202	308,867

	As of
	September 30, 2015	December 31, 2014
Total assets
North America Services	$3,496,253	3,327,160
International Services	339,186	356,590
Merchant Services	697,154	695,744
NetSpend	1,518,196	1,556,369
Intersegment eliminations	(2,161,267)	(2,202,282)

Total assets	$3,889,522	3,733,581

Revenues by Geographic Area

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended September 30, 2015
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$257.8	—	142.8	139.6	$540.2
Canada*	68.4	—	0.1	—	68.5
Europe*	0.2	79.4	—	—	79.6
Mexico	4.0	—	—	—	4.0
Other*	4.3	11.1	0.2	—	15.6

Total	$334.7	90.5	143.1	139.6	$707.9

	Nine months ended September 30, 2015
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$716.1	—	408.7	436.3	$1,561.1
Canada*	218.6	—	0.3	—	218.9
Europe*	0.6	223.7	—	—	224.3
Mexico	12.4	—	—	—	12.4
Other*	14.1	31.4	0.5	—	46.0

Total	$961.8	255.1	409.5	436.3	$2,062.7

	Three months ended September 30, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$195.8	—	133.8	114.0	$443.6
Canada*	75.4	—	0.1	—	75.5
Europe*	0.2	78.2	—	—	78.4
Mexico	4.0	—	—	—	4.0
Other*	4.1	11.1	0.2	—	15.4

Total	$279.5	89.3	134.1	114.0	$616.9

	Nine months ended September 30, 2014
(in millions)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$573.4	—	384.0	363.5	$1,320.9
Canada*	207.4	—	0.2	—	207.6
Europe*	0.5	224.3	—	—	224.8
Mexico	12.2	—	—	—	12.2
Other*	11.9	33.9	0.5	—	46.3

Total	$805.4	258.2	384.7	363.5	$1,811.8

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in millions)	September 30, 2015	December 31, 2014
United States	$237.3	237.9
Europe*	43.1	45.5
Other*	6.7	7.2

Total	$287.1	290.6

*	Property and equipment are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and nine months ended September 30, 2015 and 2014, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first nine months of 2015 and 2014, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 6 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

The Company acquired equipment and software under capital lease obligations in the amount of $3.8 million and $5.2 million during the first nine months of 2015 and 2014, respectively, related to software and other peripheral hardware.

Equipment and Software Acquired Under Direct Financing

The Company did not acquire any equipment or software under direct financing during the first nine months of 2015. The Company acquired software under direct financing during the first nine months of 2014. Refer to Note 5 for more information.

Note 10 — Commitments and Contingencies

Refer to Note 16 of the Company’s audited financial statements for the year ended December 31, 2014, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions as of September 30, 2015 was $11.6 million. Refer to Note 7 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next twelve months.

Legal Proceedings

General

The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes accruals for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with GAAP. In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters not specifically discussed below are believed to be adequately covered by insurance, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

Telexfree Matter

ProPay, Inc. (“ProPay”), a subsidiary of the Company, has been named as one of a number of defendants (including other merchant processors) in several purported class action lawsuits relating to the activities of Telexfree, Inc. and its affiliates and principals. Telexfree is a former merchant customer of ProPay. With regard to Telexfree, each purported class action lawsuit generally alleges that Telexfree engaged in an improper multi-tier marketing scheme involving voice-over Internet protocol telephone services. The plaintiffs in each of the purported class action complaints generally allege that the various merchant processor defendants, including ProPay, aided and abetted the improper activities of Telexfree. Telexfree filed for bankruptcy protection in Nevada. The bankruptcy proceeding was subsequently transferred to the Massachusetts Bankruptcy Court.

Specifically, ProPay has been named as one of a number of defendants (including other merchant processors) in each of the following purported class action complaints relating to Telexfree: (i) Waldermara Martin, et al. v. TelexFree, Inc., et al. (Case No. BK-S-14-12524-ABL) filed on May 3, 2014 in the United States Bankruptcy Court District of Nevada, (ii) Anthony Cellucci, et al. v. TelexFree, Inc., et. al. (Case No. 4:14-BK-40987) filed on May 15, 2014 in the United States Bankruptcy Court District of Massachusetts, (iii) Maduako C. Ferguson Sr., et al. v. Telexelectric, LLLP, et. al (Case No. 5:14-CV-00316-D) filed on June 5, 2014 in the United States District Court of North Carolina, (iv) Todd Cook v. TelexElectric LLLP et al. (Case No. 2:14-CV-00134), filed on June 24, 2014 in the United States District Court for the Northern District of Georgia, (v) Felicia Guevara v. James M. Merrill et al., CA No. 1:14-cv-22405-DPG), filed on June 27, 2014 in the United State District Court for the Southern District of Florida, and (vi) Reverend Jeremiah Githere, et al. v. TelexElectric LLLP et al. (Case No. 1:14-CV-12825-GAO), filed on June 30, 2014 in the United States District Court for the District of Massachusetts (together, the “Actions”). On October 21, 2014, the Judicial Panel on Multidistrict Litigation transferred and consolidated the Actions before the United States District Court for the District of Massachusetts (the “Consolidated Action”).

Following the Judicial Panel on Multidistrict Litigation’s October 21, 2014 order, four additional cases arising from the alleged TelexFree scheme were transferred to the United States District Court for the District of Massachusetts for coordinated or consolidated proceedings, including (i) Paulo Eduardo Ferrari et al. v. Telexfree, Inc. et al. (Case No. 14-04080); (ii) Magalhaes v. TelexFree, Inc., et al., No. 14-cv-12437 (D. Mass.); (iii) Griffith v. Merrill et al., No. 14-CV-12058 (D. Mass.); Abelgadir v. Telexelectric, LLP, No. 14-09857 (S.D.N.Y.) In addition, on September 23, 2015, a putative class action relating to TelexFree was filed in the United States District Court for the District of Arizona, styled Rita Dos Santos, Putative Class Representatives and those Similarly Situated v. TelexElectric, LLLP et al., 2:15-cv-01906-NVW (the “Arizona Action”). The Arizona Action makes claims similar to those alleged in the consolidated action pending before the United States District Court for the District of Massachusetts. On September 29, 2015, a group of certain defendants to the Consolidated Action, including ProPay, filed a “tag along” notice with the Judicial Panel on Multidistrict Litigation, asking that the Arizona Action be transferred to the District of Massachusetts where it can be consolidated or coordinated with the Consolidated Action. On October 20, 2015, the Judicial Panel on Multidistrict Litigation transferred the Arizona Action to the District of Massachusetts.

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

Several defendants, including ProPay, moved to dismiss the Second Amended Complaint on June 2, 2015. Briefing on those motions closed on October 16, 2015. The court held a hearing on the motions to dismiss on November 2, 2015. At present, pursuant to a court order, all discovery in the action is stayed pending the resolution of parallel criminal proceedings against certain former principals of TelexFree, Inc.

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

Note 11 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015		2014
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$120,622		83,805
Less income allocated to nonvested awards	(991)	991	(843)	843

Net income allocated to common stock for EPS calculation (a)	$119,631	991	82,962	843

Average common shares outstanding (b)	182,431	1,523	183,692	1,885

Basic EPS (a)/(b)	$0.66	0.65	0.45	0.45

Diluted EPS:
Net income attributable to TSYS common shareholders	$120,622		83,805
Less income allocated to nonvested awards	(985)	985	(836)	836

Net income allocated to common stock for EPS calculation (c)	$119,637	985	82,969	836

Average common shares outstanding	182,431	1,523	183,692	1,885
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,327		1,995

Average common and common equivalent shares outstanding (d)	183,758	1,523	185,687	1,885

Diluted EPS (c)/(d)	$0.65	0.65	0.45	0.44

	Nine months ended September 30,
	2015		2014
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$281,216		243,012
Less income allocated to nonvested awards	(2,445)	2,445	(2,477)	2,477

Net income allocated to common stock for EPS calculation (a)	$278,771	2,445	240,535	2,477

Average common shares outstanding (b)	182,701	1,619	184,641	1,918

Basic EPS (a)/(b)	$1.53	1.51	1.30	1.29

Diluted EPS:
Net income attributable to TSYS common shareholders	$281,216		243,012
Less income allocated to nonvested awards	(2,432)	2,432	(2,454)	2,454

Net income allocated to common stock for EPS calculation (c)	$278,784	2,432	240,558	2,454

Average common shares outstanding	182,701	1,619	184,641	1,918
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,214		2,277

Average common and common equivalent shares outstanding (d)	183,915	1,619	186,918	1,918

Diluted EPS (c)/(d)	$1.52	1.50	1.29	1.28

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 0.5 million common shares for both the three and nine months ended September 30, 2015, respectively, and excludes 1.2 million common shares for both the three and nine months ended September 30, 2014, respectively, because their inclusion would have been anti-dilutive.

Note 12 — Acquisitions

In September 2015, TSYS purchased certain assets for its NetSpend segment for $750,000. The purchase qualifies as a business combination in accordance with GAAP. The Company recorded an acquisition technology intangible asset for the amount of the purchase price. This acquisition intangible asset represents software and is being amortized over a five year life. There were no other material assets included in the purchase. The acquisition included the employment of certain key employees which resulted in the transaction qualifying as a business combination.

Note 13 — Subsequent Events

Management performed an evaluation of the Company’s activity and has concluded that there are no significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing global payment processing services to financial and nonfinancial institutions, generally under long-term processing contracts. In addition, the Company derives revenues from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked and other consumers. The Company’s services are provided through the Company’s four operating segments: North America Services, International Services, Merchant Services and NetSpend.

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

A summary of the financial highlights for 2015, as compared to 2014, is provided below:

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data)	2015	2014	Percent Change	2015	2014	Percent Change
Total revenues	$707.9	616.9	14.8%	$2,062.7	1,811.8	13.8%
Operating income	163.1	129.4	26.0	416.2	308.9	34.8
Net income attributable to TSYS common shareholders	120.6	83.8	43.9	281.2	243.0	15.7
Basic earnings per share (EPS) attributable to TSYS common shareholders	0.66	0.45	45.2	1.53	1.30	17.1
Diluted EPS attributable to TSYS common shareholders	0.65	0.45	44.2	1.52	1.29	17.8
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[1]	238.9	198.0	20.6	638.9	518.5	23.2
Adjusted EPS[2]	0.78	0.56	40.2	1.89	1.38	36.8
Cash flows from operating activities				460.6	390.1	18.1

[1]	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and share-based compensation expenses and other items.
[2]	Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted earnings is net income excluding noncontrolling interests, the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles and other items.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of September 30,
AOF	2015	2014	Percent Change
Consumer Credit	373.6	263.9	41.5%
Retail	25.4	28.4	(10.3)

Total Consumer	399.0	292.3	36.5
Commercial	44.1	41.5	6.0
Other	24.8	21.2	17.4

Total Traditional[1]	467.9	355.0	31.8
Prepaid/Stored Value[2]	133.8	125.1	6.9
Government Services[3]	78.7	66.7	18.0
Commercial Card Single-Use[4]	80.0	58.7	36.3

Total AOF	760.4	605.5	25.6%

[1]	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single-use accounts.
[2]	These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used as of a later date. These accounts tend to be the least active of all accounts on file.
[3]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
[4]	Commercial card single-use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

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

Contractual Obligations

The total liability for uncertain tax positions under GAAP as of September 30, 2015 is $11.6 million. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the next twelve months.

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

Total revenues increased 14.8% and 13.8%, respectively, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The increases in revenues for the three and nine months ended September 30, 2015 include decreases of $8.4 million and $25.7 million related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense item for which TSYS is reimbursed by clients is postage. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2015, were $71.5 million and $208.4 million, increases of 11.7% and 10.8%, respectively, compared to the same periods last year.

Excluding reimbursable items, revenues increased $83.5 million and $230.6 million, or 15.1% and 14.2%, respectively, during the three and nine months ended September 30, 2015, compared to 2014. The increases in revenues excluding reimbursable items for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, is the result of increases in new business and organic growth, partially offset by decreases associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and nine months ended September 30, 2015, the Company does not have a major customer on a consolidated basis. However, a significant amount of the Company’s revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and nine month periods ended September 30, 2015.

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

Below is a summary of the North America Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Volume-based revenues	$154,693	123,065	25.7%	$441,690	353,527	24.9%

Non-volume related revenues:
Processing fees	57,882	54,895	5.4	175,438	157,664	11.3
Value-added, custom programming, licensing and other	38,356	27,669	38.6	110,818	84,221	31.6
Output and managed services	42,640	35,328	20.7	119,043	103,131	15.4

Total non-volume related revenues	138,878	117,892	17.8	405,299	345,016	17.5

Total revenues before reimbursable items	293,571	240,957	21.8	846,989	698,543	21.3
Reimbursable items	47,845	41,876	14.3	137,504	119,792	14.8

Total revenues	$341,416	282,833	20.7	$984,493	818,335	20.3

Adjusted segment operating income[1]	$113,946	92,736	22.9	$324,902	251,892	29.0
Adjusted segment operating margin[2]	38.8%	38.5%		38.4%	36.1%
Key indicators (in millions):
AOF				685.5	541.4	26.6
Transactions	4,156.7	2,833.6	46.7	11,509.6	7,857.9	46.5

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

For the three and nine months ended September 30, 2015, respectively, approximately 52.7% and 52.1% of revenues before reimbursable items are driven by the volume of AOF and transactions processed and approximately 47.3% and 47.9% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

The increases in revenues before reimbursable items and total segment revenues for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, are driven by increases in revenues associated with new business and organic growth, partially offset by client portfolio deconversions and price reductions.

The increases in adjusted segment operating income for the three and nine months ended September 30, 2015, as compared to 2014, are driven by increases in revenues partially offset by increases in employee related expenses, and technology and equipment expenses.

During the first quarter of 2015, two of the Company’s largest prepaid processing clients in the North America segment informed TSYS that they do not intend to renew their prepaid processing agreements. The revenues associated with these clients, in the aggregate, accounted for approximately 2% of the Company’s total consolidated revenues in the first nine months of 2015. One of the deconversions was completed in early October 2015. The other is expected to be completed by the end of 2016.

International Services

The International Services segment provides issuer and acquirer solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and nine month periods ended September 30, 2015.

Below is a summary of the International Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Volume-based revenues	$30,231	33,788	(10.5)%	$89,513	98,715	(9.3)%

Non-volume related revenues:
Processing fees	16,357	16,981	(3.7)	46,958	47,719	(1.6)
Value-added, custom programming, licensing and other	22,687	24,908	(8.9)	62,874	68,530	(8.3)
Output and managed services	17,171	11,708	46.7	44,688	33,926	31.7

Total non-volume related revenues	56,215	53,597	4.9	154,520	150,175	2.9

Total revenues before reimbursable items	86,446	87,385	(1.1)	244,033	248,890	(2.0)
Reimbursable items	5,731	4,480	27.9	17,564	15,820	11.0

Total revenues	$92,177	91,865	0.3	$261,597	264,710	(1.2)

Adjusted segment operating income[1]	$18,370	15,976	15.0	$38,706	32,274	19.9
Adjusted segment operating margin[2]	21.3%	18.3%		15.9%	13.0%
Key indicators (in millions):
AOF				74.9	64.1	16.9
Transactions	626.1	574.3	9.0	1,812.0	1,650.3	9.8

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

For the three and nine months ended September 30, 2015, respectively, approximately 35.0% and 36.7% of revenues before reimbursable items are driven by the volume of AOF and transactions processed and approximately 65.0% and 63.3% are derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

Revenues before reimbursable items decreased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014 as a result of currency translation, partially offset by increases in non-volume based revenues.

Total segment revenues for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, include decreases of $8.3 million and $25.4 million associated with currency translation.

The increases in adjusted segment operating income for the three and nine months ended September 30, 2015, as compared to 2014, are driven primarily by decreases in employment and technology and facilities expenses as a result of currency translation.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has no major customers for the three and nine month periods ended September 30, 2015.

Below is a summary of the Merchant Services segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Revenues before reimbursable items	$123,721	115,012	7.6%	$351,987	327,972	7.3%
Reimbursable items	19,379	19,105	1.4	57,689	56,852	1.5

Total revenues	$143,100	134,117	6.7	$409,676	384,824	6.5

Adjusted segment operating income[1]	$42,387	40,409	4.9	$117,192	103,473	13.3
Adjusted segment operating margin[2]	34.3%	35.1%		33.3%	31.6%
Key indicators (in millions):
POS transactions	1,117.3	1,034.4	8.0	3,191.3	3,061.7	4.2
Dollar sales volume	$12,055.7	11,877.5	1.5	$35,671.5	34,453.8	3.5

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the POS. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

For the three and nine months ended September 30, 2015, respectively, approximately 92.4% and 92.5% of the revenues of the Merchant Services segment, are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 7.6% and 7.5% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

Revenues before reimbursable items increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014 as a result of higher processing volumes, product fees and processing fees in the Company’s direct line of business partially offset by declines due to market factors such as industry consolidation and client in-sourcing in its indirect line of business.

The increases in total segment revenues for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, are driven by higher processing volumes, product fees and processing fees.

The increases in adjusted segment operating income for the three and nine months ended September 30, 2015, are a result of higher revenues compared to the same periods in 2014.

NetSpend

The NetSpend segment is a program manager for Federal Deposit Insurance Corporation (FDIC) insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked and other consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers, and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including direct-to-consumer and online marketing programs, alternative financial service providers, traditional retailers, and contractual relationships with corporate employers. This segment has no major customers for the three and nine month periods ended September 30, 2015.

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

Below is a summary of the NetSpend segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Total revenues (and revenues before reimbursable items)	$139,648	114,048	22.4%	$436,343	363,521	20.0%
Adjusted segment operating income[1]	$37,315	36,123	3.3	$109,224	95,543	14.3
Adjusted segment operating margin[2]	26.7%	31.7%		25.0%	26.3%
Key indicators (in millions):
Number of active cards[3]				3.6	3.1	18.1
Number of active cards with direct deposit[4]				1.8	1.5	18.1
Percentage of active cards with direct deposit				49.3%	49.3%
Gross dollar volume[5]	$5,391.2	4,409.3	22.3	$18,582.8	15,604.5	19.1

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by revenues before reimbursable items.
[3]	Number of active cards represents the total number of prepaid cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination.
[4]	Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination.
[5]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using prepaid cards.

For the three and nine months ended September 30, 2015, respectively, 70.2% and 69.1% of revenues were derived from service fees charged to cardholders and 29.8% and 30.9% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $5.4 billion and $18.6 billion, respectively, for the three and nine months ended September 30, 2015. Substantially all of the NetSpend segment’s revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Total segment revenues for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, increased $25.6 million and $72.8 million. Service fee revenue increased $16.5 million and $46.1 million, or 20.2% and 18.1%, respectively. The increase in service fee revenue was substantially driven by the increase in the number of active cards. Revenues from interchange and other services increased $9.1 million and $26.7 million, or 28.1% and 24.7%, respectively. These increases were primarily the result of increases in gross dollar volume.

Cardholder funds and deposits related to NetSpend’s prepaid products are held at FDIC-insured Issuing Banks for the benefit of the cardholders. NetSpend currently has active agreements with six Issuing Banks.

NetSpend’s prepaid card business derived approximately one-fourth of its revenues from cardholders acquired through one of its third-party distributors.

Operating Expenses

The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

The Company’s cost of services were $456.5 million and $1.4 billion, which were increases of 12.0% and 9.6% for the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increases in cost of services are due to increases in employment and other costs due to the completion of client conversions. The Company’s selling, general and administrative expenses were $88.3 million and $280.4 million, which were increases of 10.3% and 9.5% for the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2015, are due primarily to increases in professional service fees and employment expenses partially offset by certain one-time state tax benefits of $15.6 million that resulted from prior years but were recognized during the third quarter of 2015.

Operating Income

Operating income increased 26.0% and 34.8%, respectively, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The Company’s operating profit margins for the three and nine months ended September 30, 2015 were 23.0% and 20.2%, respectively, compared to 21.0% and 17.1% for the same periods last year. TSYS’ operating margins increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to an increase in revenues from payment processing and general purpose reloadable cards, partially offset by increases in employment expenses and technology and facilities expenses.

Nonoperating Income (Expense)

Interest income for the three and nine months ended September 30, 2015 was $301,000 and $1.0 million, respectively, which were increases of $75,000 and $154,000, compared to $226,000 and $848,000 for the same periods in 2014. Changes in interest income are primarily attributable to changes in the amount of cash available for investing.

Interest expense was $10.2 million for both the three months ended September 30, 2015 and 2014. Interest expense for the nine months ended September 30, 2015 was $30.6 million, a decrease of $160,000, compared to $30.7 million for the same period in 2014. The Company’s interest expense on bonds was $8.8 million and $26.5 million, respectively, for both the three and nine months ended September 30, 2015 and 2014.

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

For the three and nine months ended September 30, 2015 the Company recorded a net translation gain of approximately $442,000 and a net translation loss of $468,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts. For the three and nine months ended September 30, 2014, the Company recorded net translation gains of approximately $250,000 and net translation losses of $574,000, respectively, related to intercompany loans and foreign-denominated balance sheet accounts.

The balance of the International Services segment’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2015, was approximately $7.7 million, the majority of which is denominated in U.S. Dollars and British Pounds. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of September 30, 2015 was $26.4 million.

The Company recorded gains of $1.9 million and $3.4 million, respectively, on its investments in private equity for the three and nine months ended September 30, 2015 as a result of changes in value. The Company recorded gains of $5,000 and $239,000 on its investments in private equity for the three and nine months ended September 30, 2014, respectively, as a result of changes in value.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 15 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

TSYS’ effective income tax rate for the three months ended September 30, 2015 was 24.3%, compared to 32.2% for the same period in 2014. TSYS’ effective income tax rate for the nine months ended September 30, 2015 was 30.1%, compared to 32.9% for the same period in 2014. The primary differences in the 2015 rates compared to 2014 rates reflect changes in discrete items primarily due to increased federal tax credits realized during both the three and nine months ended September 30, 2015. The calculation of the effective tax rate is income taxes adjusted for income taxes associated with noncontrolling interest and equity income divided by TSYS’ pretax income adjusted for noncontrolling interest in consolidated subsidiaries’ net income and equity pre-tax earnings of its equity investments. Refer to Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information on income taxes.

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $86.9 million as of September 30, 2015. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

The Company has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity in equity investments was $5.3 million and $4.1 million for the three months ended September 30, 2015 and 2014, respectively. TSYS’ share of income from its equity in equity investments was $15.3 million and $11.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Net Income

Net income for the three and nine months ended September 30, 2015 was $122.1 million and $284.3 million, respectively, which were increases of $36.9 million and $36.2 million, compared to the same periods in 2014. For the nine months, September 30, 2014 net income included a gain on the disposal of the Company’s Japan operations. The increases for both the three and nine months ended September 30, 2015 were due to one-time state and federal tax credits from prior years realized during the third quarter of 2015 and increases in revenues from processing services and general purpose reloadable cards, partially offset by increases in employment and technology expenses.

Net income attributable to noncontrolling interest increased $35,000 and decreased $2.0 million, respectively, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The decrease for the nine months ended September 30, 2015 is driven by the sale of GP Network Corporation (GP Net) in 2014 and the operating results of the Company’s European call center business.

Net income attributable to TSYS common shareholders for the three months ended September 30, 2015, increased 43.9%, or $36.8 million, to $120.6 million, or basic and diluted EPS of $0.66 and $0.65, respectively, compared to $83.8 million, or basic and diluted EPS of $0.45 for the same period in 2014. Net income attributable to TSYS common shareholders for the nine months ended September 30, 2015, increased 15.7%, or $38.2 million, to $281.2 million, or basic and diluted EPS of $1.53 and $1.52, respectively, compared to $243.0 million, or basic and diluted EPS of $1.30 and $1.29, respectively, for the same period in 2014.

Non-GAAP Measures

Management evaluates the Company’s operating performance based upon operating margin excluding reimbursables, adjusted EBITDA and adjusted EPS, which are all non-generally accepted accounting principles (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS’ financial performance against budget.

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

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Revenues Before Reimbursable Items and Operating Margin Excluding Reimbursable Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Operating income (a)	$163,104	129,407	416,202	308,867

Total revenues (b)	$707,890	616,891	2,062,698	1,811,774
Less reimbursable items	71,504	64,031	208,444	188,096

Revenues before reimbursable items (c)	$636,386	552,860	1,854,254	1,623,678

Operating margin (as reported) (a)/(b)	23.0%	21.0%	20.2%	17.1%

Operating margin excluding reimbursable items (a)/(c)	25.6%	23.4%	22.5%	19.0%

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$122,051	85,198	284,325	248,163
Adjust for:
Deduct: Income from discontinued operations	—	(880)	—	(51,993)
Deduct: Equity in income of equity investments, net of tax	(5,336)	(4,135)	(15,309)	(11,831)
Add: Income taxes	37,825	39,227	119,204	94,333
Add: Nonoperating expenses, net	8,564	9,997	27,982	30,195
Add: Depreciation and amortization	64,499	62,434	191,219	183,430

EBITDA	227,603	191,841	607,421	492,297
Adjust for:
Add: Share-based compensation	11,295	5,420	31,468	23,019
Add: NetSpend merger and acquisition expenses	—	779	—	3,213

Adjusted EBITDA	$238,898	198,040	638,889	518,529

Deduct: State tax credits and related expenses	(15,084)	—	(15,084)	—

Adjusted EBITDA without impact of one-time tax items	$223,814	198,040	623,805	518,529

Adjusted Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Income from continuing operations attributable to TSYS common shareholders, as reported (GAAP)	$120,622	82,925	281,216	192,018

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	15,104	15,762	45,948	47,374
Share-based compensation, net of tax	7,544	3,573	21,018	15,174
NetSpend merger and acquisition expenses*	—	786	—	3,111

Adjusted earnings	$143,270	103,046	348,182	257,677

Deduct: Federal and state tax credits and related expenses, net of tax	(23,557)	—	(23,557)	—

Adjusted earnings without impact of one-time tax items	$119,713	103,046	324,625	257,677

Basic EPS - Income from continuing operations attributable to TSYS common shareholders, as reported (GAAP)	$0.66	0.45	1.53	1.03

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	0.08	0.08	0.25	0.25
Share-based compensation, net of tax	0.04	0.02	0.11	0.08
NetSpend merger and acquisition expenses*	—	0.00	—	0.02

Adjusted EPS**	$0.78	0.56	1.89	1.38

Deduct: Federal and state tax credits and related expenses, net of tax	(0.13)	—	(0.13)	—

Adjusted EPS without impact of one-time tax items	$0.65	0.56	1.76	1.38

Average common shares and participating securities	183,954	185,577	184,320	186,559

*	Certain merger and acquisition costs are nondeductible for income tax purposes.
**	Adjusted EPS amounts may not total due to rounding.

Projected Outlook for 2015

As compared to 2014, TSYS expects its 2015 total revenues to increase by 11%-12%, its revenues before reimbursable items to increase by 12%-13%, and its adjusted EPS from continuing operations attributable to TSYS common shareholders to increase by 24%-26%. The guidance is based on the following assumptions with respect to 2015: (1) there will be no significant movements in the London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients, additional acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year; and (5) the economy will not worsen. In addition, TSYS’ earnings guidance for 2015 does not include the impact of any future share repurchases.

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

Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2015	2014
Net income	$284,325	248,163
Depreciation and amortization	191,219	184,827
Dividends received from equity investments	12,092	9,189
Gain on disposal of subsidiaries	—	(87,013)
Other noncash items and charges, net	20,617	28,797
Net change in current and other assets and current and other liabilities	(47,699)	6,151
Net cash provided by operating activities	$460,554	390,114

TSYS’ main source of funds is derived from operating activities, specifically net income. In 2014, net income included the gain on the disposal of the Company’s Japan operations. The increase in net cash provided by operating activities for the nine months ended September 30, 2015 is primarily the result of the increase in net income, excluding the gain on the disposal of the Company’s Japan operations.

Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of September 30, 2015, as compared to September 30, 2014, is the result of timing of collections compared to billings as well as increased billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices, the timing of payments and the reduction of liabilities related to the disposal of the Company’s Japan operations.

Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2015	2014
Additions to contract acquisition costs	$(50,971)	(66,540)
Purchases of property and equipment, net	(36,505)	(55,356)
Additions to internally developed computer software	(31,654)	(31,263)
Additions to licensed computer software from vendors	(17,052)	(14,497)
Purchase of private equity investments	(3,525)	(3,290)
Cash used in acquisitions, net of cash acquired	(750)	(38,584)
Proceeds from disposition, net of expenses paid and cash disposed	—	45,002
Proceeds from sale of private equity investment	1,839	—
Net cash used in investing activities	$(138,618)	(164,528)

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

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $51.0 million for the nine months ended September 30, 2015, compared to $66.5 million for the nine months ended September 30, 2014.

Private Equity Investments

The Company has entered into limited partnership agreements in connection with investing in two Atlanta-based venture capital funds focused exclusively on investing in technology-enabled financial services companies. Pursuant to each limited partnership agreement, the Company has committed to invest up to $20.0 million in each fund so long as its ownership interest in each fund does not exceed 50%. During the first nine months of 2015, the Company made additional investments in the funds in an aggregate amount of $3.5 million. During the first nine months of 2014, the Company made additional investments of $3.3 million in one fund.

Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2015	2014
Repurchase of common stock under plans and tax withholding	$(83,635)	(120,894)
Dividends paid on common stock	(55,277)	(56,159)
Principal payments on long-term borrowings and capital lease obligations	(42,215)	(48,682)
Subsidiary dividends paid to noncontrolling shareholders	(3,796)	(6,369)
Purchase of noncontrolling interest	—	(37,500)
Proceeds from borrowings of long-term debt	1,912	—
Excess tax benefit from share-based payment arrangements	4,892	6,538
Proceeds from exercise of stock options	19,690	26,877
Net cash used in financing activities	$(158,429)	(236,189)

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

During the nine months ended September 30, 2015, the Company purchased 2.2 million shares for approximately $83.5 million, at an average price of $38.85.

Dividends

Dividends on common stock of $55.3 million were paid during the nine months ended September 30, 2015, compared to $56.2 million during the nine months ended September 30, 2014.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.8:1. As of September 30, 2015, TSYS had working capital of $571.0 million compared to $394.0 million as of December 31, 2014.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of September 30, 2015:

(in millions)	September 30, 2015
Europe	$198.2
China	94.1
Mexico	7.4
Other	35.4

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

TSYS recorded a net translation gain of approximately $442,000 and a net translation loss of $468,000 for the three and nine months ended September 30, 2015, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2015, was approximately $7.7 million, the majority of which was denominated in U.S. Dollars and British Pounds.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of September 30, 2015, was $26.4 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $26.4 million as of September 30, 2015.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$264	1,318	2,636	(264)	(1,318)	(2,636)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2015, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
July 2015	—		$—	2,150	17,850
August 2015	—		—	2,150	17,850
September 2015	2	*	46.31	2,150	17,850

Total	2	*	$46.31

*	Consists of delivery of shares to TSYS on vesting of shares to pay taxes.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

10.1	Form of Amendment to Senior Executive Stock Option Agreement and Senior Executive Performance Share Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: November 5, 2015	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer

Date: November 5, 2015	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

10.1	Form of Amendment to Senior Executive Stock Option Agreement and Senior Executive Performance Share Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document