Form 10-K
period 2015-12-31
TOTAL SYSTEM SERVICES INC
filed 2016-02-25
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,510,394,000 based on the closing sale price as reported on the New York Stock Exchange.

As of February 19, 2016, there were 183,168,798 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2015 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2016 Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2016 (“Proxy Statement”)	Part III

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

Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides services to financial and nonfinancial institutions. We also provide processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. In addition, we provide general purpose reloadable (“GPR”) prepaid and payroll cards and alternative financial service solutions to the underbanked and other consumers. The services we provide are divided into four operating segments, North America Services, which accounted for 47% of our revenues in 2015, NetSpend, which accounted for 21% of our revenues in 2015, Merchant Services, which accounted for 20% of our revenues in 2015, and International Services, which accounted for 12% of our revenues in 2015.

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

Major Customers. A significant amount of our revenues is derived from long-term contracts with large clients. The loss of one of our large clients could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customer” and “Operating Segments” under the “Financial Review” Section on pages 21 through 27, and Note 22 on pages 80 through 82 of the Annual Report which are incorporated in this document by reference.

Competition. We encounter vigorous competition in providing electronic payment services from several different sources. TSYS’ business is primarily derived from third-party processing for issuers and merchant acquirers. Most of the national market in third party processors is presently being provided by approximately three vendors. We believe that as of December 31, 2015 we are the largest third party card processor in the United States. In addition, we compete with banks and acquirers who choose to process payments in house through proprietary systems and with software vendors which provide their products to institutions which process in house. We are presently encountering, and in the future anticipate continuing to encounter, substantial competition from data processing, bankcard computer service firms and third-party software vendors within the United States and from certain international processors, in-country providers and third-party software vendors with respect to our International Services segment. In addition, payments networks such as Visa, MasterCard and Discover are increasingly offering products and services that compete with our products and services.

Based upon available market share data that includes cards processed in house, we believe that during 2015 we provided issuer processing services for approximately 40% of the domestic consumer credit card accounts in market, 45% of the domestic commercial credit cards issued in market, 81% of the Canadian credit card accounts in market and 22% of credit card accounts in TSYS’ Home European Markets (UK, Ireland, Netherlands, Italy, Germany and Switzerland). With respect to the Merchant Services Segment, we provide third party processing services to merchant acquirers and Independent Sales Organizations (“ISOs”) and we are also a direct merchant acquirer. We believe that we are the second largest processor of merchant accounts and process transactions for approximately 21% of all bankcard accepting merchant locations in the United States. Our direct merchant acquirer business is ranked as the 11th largest merchant acquirer in the U.S. based on active merchant outlets according to The Nilson Report dated March 2015. Through our NetSpend business, we believe that we are the largest prepaid program manager in the United States based on gross dollar volume.

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

Regulation and Examination. Government regulation affects key aspects of our business, in the U.S. as well as internationally. In addition, we are registered with Visa, MasterCard, American Express and the Discover Network as a service provider and are subject to their respective rules which subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive and are qualified in their entirety by reference to the particular statutory or regulatory provision, which provisions are subject to change.

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

Privacy, Information Security, and Other Business Practices Regulation. Aspects of our business are also subject, directly or indirectly, to business and trade practices regulation in the United States, the European Union and elsewhere. For example, in the United States, we and our financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act. These requirements limit the manner in which personal information may be collected, stored, used and disclosed. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our U.S. financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers.

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

As are all U.S. persons, we are also subject to regulations imposed by the U.S. Department of the Treasury Office of Foreign Assets Control (“OFAC”) which prohibit or restrict financial and other transactions with specified countries and designated individuals and entities such as terrorists and narcotics traffickers. We have procedures and controls in place which are designed to protect against having direct business dealings with such prohibited countries, individuals or entities. We also have procedures and controls in place which are designed to allow our processing clients to protect against having direct business dealings with such prohibited countries, individuals or entities.

The Dodd-Frank Act. We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). This legislation, which provides for significant financial regulatory reform, may have a significant and negative impact on us and our clients, which could impact TSYS’ earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on our operations. The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. As of October 1, 2011, in accordance with the Reform Act, the Board capped the maximum U.S. debit interchange fee assessed for debit cards issued by large financial institutions at twenty-one cents per transaction plus five basis points, before applying a fraud prevention adjustment of up to an additional one cent. It remains difficult to predict the impact that the debit interchange regulations will ultimately have on us, but we do not expect that they will have a significant negative impact on our business.

The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. For example, the CFPB has proposed regulations regarding the prepaid industry, which, if adopted as proposed, could impose significant additional disclosure requirements, overdraft requirements, and other requirements on the prepaid card industry, including our NetSpend business, effective in 2016 or 2017. Similarly, other future actions of the CFPB may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants by further regulatory disclosures, payment card practices, fees, routing and other matters with respect to credit, debit and prepaid cards, and thus negatively impact our business. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system. To date, the Financial Stability Oversight Council does not appear to be focused on regulating entities such as TSYS. However, any such future designation would result in increased regulatory burdens on our business.

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

Escheat Laws. We are subject to unclaimed or abandoned property laws in the United States and in foreign countries that require us to transfer to certain government authorities the unclaimed property of others that we hold when that property has been unclaimed for a certain period of time. Moreover, we are subject to audit by state regulatory authorities with regard to our escheatment practices.

Employees. As of December 31, 2015, we had approximately 10,500 employees.

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

For more information about our business see the “Financial Overview” Section on pages 11 through 13, the “Financial Review” Section on pages 13 through 40 and Note 1, Note 2, Note 9, Note 16, Note 22, Note 24 and Note 27 of Notes to Consolidated Financial Statements on pages 46 through 55, pages 55 and 56, pages 60 and 61, pages 70 through 73, pages 80 through 82, pages 83 through 86, and pages 87 and 88 of the Annual Report which are incorporated in this document by reference.

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

A significant portion of our revenues is derived from the number of consumer payment transactions that we process which may be affected by, among other things, overall economic conditions. The payment processing industry depends heavily upon the overall level of consumer, business and government spending to support the necessary volume of payment transactions. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number of transactions involving credit, debit, GPR prepaid and other payment-related cards. Future reductions in consumer spending through credit, debit, GPR prepaid debit and other payment-related card usage, including through an increase in the number of cash transactions, would likely have a material adverse effect on our financial position and results of operations.

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

If the number of electronic payment transactions of the type we process does not continue to grow or if businesses or consumers do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial position and results of operations. We believe future growth in the use of credit, debit and GPR prepaid cards and other electronic payments will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, businesses and consumers must continue to use electronic payment methods that we process, including credit, debit and GPR prepaid cards.

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

We have acquired businesses both in the U.S. and internationally and will continue to explore opportunities for strategic acquisitions in the future. On January 26, 2016, we announced our proposed acquisition of TransFirst Holdings Corp. (TransFirst”). The acquisition and integration of businesses such as TransFirst involve a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). Other risks include the inaccurate assessment of disclosed liabilities, inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002, and personnel turnover. Furthermore, the TransFirst acquisition is subject customary terms and conditions and may not be completed at all.

The success of the TransFirst acquisition and other future acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating the acquired business with our existing businesses. The integration process may be complex, costly and time consuming. The process of integrating the operations of TransFirst or any future acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the acquired companies’ operations could have an adverse effect on our financial position and results of operations.

Following completion of the TransFirst acquisition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that each of TSYS and TransFirst have achieved or might achieve separately. In addition, the success of the TransFirst acquisition will depend, in part, on the combined company’s ability to realize the anticipated benefits from the acquisition, including anticipated synergies and costs savings. Furthermore, in order to finance the acquisition of TransFirst, we expect to incur significant amounts of additional debt.

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

Our business may be adversely affected by currency, geopolitical and other risks associated with foreign operations and, as we pursue international expansion, we may incur higher than anticipated costs and will become more susceptible to these risks.

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

We are from time to time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our financial position and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all. For more information about our legal proceedings, see Item 3 of this annual report.

We operate in a competitive business environment, and if we are unable to compete effectively our financial position may be adversely affected.

The market for payment processing services is intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We face direct competition from third parties, and since certain of our larger potential issuer clients develop their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential issuer clients’ in-house capacities. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies, including non-traditional competitors who offer certain innovations in payment methods. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our financial position and results of operations.

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

With respect to our NetSpend business, because each distributor offers prepaid cards and reload services as an agent of NetSpend, or another third party, we do not believe that the distributors themselves are required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other service providers. In addition, we understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll and other prepaid cards does not constitute money transmission and so we are not required to obtain a state money transmission license in order to engage in this activity. However, even though our NetSpend business is authorized to operate as a money transmitter in 45 states and the District of Columbia, there remains a risk that a federal or state regulator will initiate enforcement or other proceedings against us or our issuing banks. If the relevant party is unsuccessful in making a persuasive argument that it should not be subject to such licensing requirements or that it is already licensed to engage in such activity, and is therefore deemed to be in violation of one or more of the state money transmitter statutes, it could result in the imposition of fines, the suspension of the relevant party’s ability to offer some or all of our prepaid cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which could negatively impact our financial position and results of operations. Furthermore, if the federal government or one or more state governments impose additional legislative or regulatory requirements on our NetSpend business, the issuing banks or the distributors, or prohibit or limit the activities of our NetSpend business as currently conducted, we may be required to modify or terminate some or all of our NetSpend products and services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us.

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

The distributors include a large number of companies in industries that are highly regulated, such as payday lending and it is possible that changes in the legal regime governing such businesses could limit their ability to distribute our NetSpend products or adversely impact their business and thereby have an indirect adverse impact on our NetSpend business. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of “payday loans” and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the Reform Act grants supervisory authority over entities engaged in this activity to the CFPB, which is in the process of promulgating regulations which may significantly impact the operations and/or viability of various entities. As a number of our NetSpend distributors are engaged in offering payday loans, further legislative and regulatory restrictions that negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer GPR cards through their locations, potentially resulting in a significant decline in revenue from the NetSpend business.

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

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial position and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss, we may also be liable to third parties. Many of our contractual agreements with financial institutions require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from events that may be outside our control. Events that could cause system interruptions include, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties could result in loss of revenue, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

As of December 31, 2015, we and our subsidiaries owned 12 facilities encompassing approximately 1,446,568 square feet and leased 39 facilities encompassing approximately 892,386 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	10	1,350,200	8	306,926
International Services	2	96,368	13	193,102
Merchant Services	—	—	13	282,858
NetSpend	—	—	5	109,500

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

See Note 1, Note 10, Note 16 and Note 22 of Notes to Consolidated Financial Statements on pages 46 through 55, pages 61 and 62, pages 70 through 73, and pages 80 through 82 and “Property and Equipment” under the “Financial Review” Section on pages 33 and 34 of the Annual Report which are incorporated in this document by reference.

Item 3.	Legal Proceedings

See Note 16 of Notes to Consolidated Financial Statements on pages 70 through 73 of the Annual Report which is incorporated in this document by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section on page 91, Note 20 of Notes to Consolidated Financial Statements on page 78 and 79 and “Stock Performance Graph” on page 92 of the Annual Report are incorporated in this document by reference. The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

The “Selected Financial Data” Section which is set forth on page 11 of the Annual Report is incorporated in this document by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Financial Overview” and “Financial Review” Sections which are set forth on pages 11 through 40 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.” The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2015, 2014 and 2013 was:

(in millions)	2015	2014	2013
Comprehensive income (loss), net of tax	($21.4)	($15.6)	($1.3)

Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.

The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2015:

(in millions)	December 31, 2015
Europe	$209.1
China	98.7
Cyprus	36.4
Other	5.9

We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 27 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in US dollars and Euros. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased. We recorded a net translation gain of approximately $0.4 million for the year ended December 31, 2015 relating to the translation of foreign denominated balance sheet accounts, most of which were cash. The balance of the foreign-denominated cash accounts subject to risk of translation gains or losses at December 31, 2015 was approximately $11.3 million, the majority of which is denominated in Euros.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2015 was $30.0 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $30.0 million at December 31, 2015.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$300	1,500	3,000	(300)	(1,500)	(3,000)

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

At December 31, 2015	Expected maturity date
Liabilities	2016	2017	2018	2019	2020	Thereafter	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate	$20.4	15.1	550.0	—	—	550.0	$1,135.5
Average interest rate	3.03%	3.05%	3.46%	—	—	3.75%	3.52%

Variable Rate	$30.0	128.2	140.0	—	—	—	$298.2
Average interest rate	1.30%	1.30%	1.29%	—	—	—	1.30%

Item 8.	Financial Statements and Supplementary Data

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section,

which is set forth on page 91, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting,” which are set forth on pages 41 through 90 of the Annual Report are incorporated in this document by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2015, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 90 of the Annual Report, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page 89 of the Annual Report, are incorporated in this document by reference.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” – “PROPOSAL 1: ELECTION OF DIRECTORS,”

•	“EXECUTIVE OFFICERS,” and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Committees of the Board.”

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

Information pertaining to equity compensation plans is contained in Note 18 of Notes to Consolidated Financial Statements on page 73 of the Annual Report and is incorporated in this document by reference.

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS,” and

•	“PRINCIPAL SHAREHOLDERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“RATIFICATION OF APPOINTMENT OF THE INDEPENDENT AUDITOR” – “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 41 through 90 of the Annual Report.

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Income – Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows – Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Equity – Years Ended December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.8 through 10.31 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated January 26, 2016, by and among TSYS, Vista Equity Partners Fund V, L.P., Vista Equity Partners Fund V-A, L.P., Vista Equity Partners Fund V-B, L.P., Vista Equity Partners Fund V Executive, L.P., VEPF V FAF, L.P., Vista Equity Associates, LLC, and TransFirst Holdings Corp., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K dated January 27, 2016.

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated April 30, 2009

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K dated July 28, 2009

4.1	Indenture, dated as of May 22, 2013, between TSYS and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K dated May 22, 2013

10.1	Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi

UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated September 11, 2012

10.2	First Amendment, dated as of April 8, 2013, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.3	Second Amendment, dated as of January 26, 2016, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated January 27, 2016

10.4	Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 8, 2013

10.5	First Amendment, dated as of January 26, 2016, to the Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated January 27, 2016

10.6	Bridge Term Loan Facility Commitment Letter, dated January 26, 2016, by and among Total System Services, Inc., J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America N.A., The Bank of Tokyo-Mitsubishi

UFJ, Ltd., U.S. Bank National Association, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated January 27, 2016

10.7	Credit Agreement of Total System Services, Inc., dated as of February 23, 2016, with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated February 23, 2016

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.8	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010

10.9	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008

10.10	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 18, 1993

10.11	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 22, 1994

10.12	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008

10.13	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 19, 2002

10.14	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC on August 6, 2015

10.15	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 24, 2007

10.16	Total System Services, Inc. 2012 Omnibus Plan (formerly named the 2008 Omnibus Plan), incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated May 4, 2012

10.17	Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011

10.18	Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on February 28, 2011

10.19	Form of Stock Option Agreement for 2011 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 6, 2011

10.20	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated July 25, 2007

10.21	Form of Senior Executive Stock Option Agreement for 2012 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

10.22	Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

10.23	Form of Senior Executive Performance Share Agreement for 2013 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

10.24	Form of Senior Executive Stock Option Agreement for 2014 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, as filed with the SEC on May 8, 2014

10.25	Form of Senior Executive Performance Share Agreement for 2014 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, as filed with the SEC on May 8, 2014

10.26	Form of Senior Executive Stock Option Agreement for 2015 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, as filed with the SEC on May 7, 2015

10.27	Form of Senior Executive Performance Share Agreement for 2015 performance share awards under the Total System Services, Inc. 2012

Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, as filed with the SEC on May 7, 2015

10.28	Form of Amendment to Senior Executive Stock Option Agreement and Senior Executive Performance Share Agreement, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015, as filed with the SEC on November 5, 2015

10.29	Transition and Retirement Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated June 23, 2014

10.30	Restrictive Covenant Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated June 23, 2014

10.31	Consulting Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated June 23, 2014

13.1	Certain specified pages of TSYS’ 2015 Annual Report to Shareholders which are incorporated herein by reference

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney contained on the signature pages of this 2015 Annual Report on Form 10-K and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2015 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report)

101	Interactive Data File

We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Total System Services, Inc.:

Under date of February 24, 2016, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015, which are included in the December 31, 2015 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Atlanta, Georgia

February 24, 2016

Schedule II

Schedule — Valuation and Qualifying Accounts

TOTAL SYSTEM SERVICES, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of period	Additions		Deductions		Balance at end of period
		Changes in allowances, charges to expenses and changes to other accounts
Year ended December 31, 2013:
Provision for doubtful accounts	$1,743	164	(1)	(149	)(3)	$1,758
Provision for billing adjustments	$1,174	(376	)(1)	(294	)(3)	$504
Provision for merchant losses	$994	2,211	(1)	(2,083	)(3)	$1,122
Transaction processing provisions — processing errors	$1,724	7,458	(2)	(6,773	)(3)	$2,409
Provision for cardholder losses	$—	19,737	(4),(5)	(13,953	)(3)	$5,784
Deferred tax valuation allowance	$12,976	2,298	(6)	(583	)(7)	$14,691
Year ended December 31, 2014:
Provision for doubtful accounts	$1,758	640	(1)	(824	)(3)	$3,222
Provision for billing adjustments	$504	497	(1)	(135	)(3)	$866
Provision for merchant losses	$1,122	1,686	(1)	(1,690	)(3)	$1,118
Transaction processing provisions — processing errors	$2,409	9,468	(2)	(7,247	)(3)	$4,630
Provision for cardholder losses	$5,784	38,381	(5)	(37,853	)(3)	$6,312
Deferred tax valuation allowance	$14,691	5,534	(6)	(1,262	)(7)	$18,963
Year ended December 31, 2015:
Provision for doubtful accounts	$3,222	(58	)(1)	(1,407	)(3)	$1,757
Provision for billing adjustments	$866	(114	)(1)	174	(3)	$926
Provision for merchant losses	$1,118	4,667	(1)	(4,419	)(3)	$1,366
Transaction processing provisions — processing errors	$4,630	6,976	(2)	(5,149	)(3)	$6,457
Provision for cardholder losses	$6,312	41,264	(5)	(38,185	)(3)	$9,391
Deferred tax valuation allowance	$18,963	541	(6)	(1,058	)(7)	$18,446

(1)	Amount reflected includes charges to (recoveries of) bad debt expense which are classified in selling, general and administrative expenses and the charges for billing adjustment which are recorded against revenues.
(2)	Amount reflected is the change in transaction processing provisions reflected in cost of services expenses.
(3)	Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing provisions reflect actual billing adjustments and processing errors charged against the allowances. Amounts that related to cardholder losses reflect write-offs against the provision for cardholder losses.
(4)	Includes $7.8 million of cardholder losses on July 1, 2013 related to the acquisition of NetSpend.
(5)	Amount represents the charges in the provision for cardholder losses reflected in cost of services expenses.
(6)	Amount represents an increase in the amount of deferred tax assets, which more likely than not, will not be realized.
(7)	Amount represents a decrease in the amount of deferred tax assets, which more likely than not, will not be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.
(Registrant)

Date: February 24, 2016	By:	/s/M. Troy Woods
M. Troy Woods,
Chairman, President and Chief Executive Officer
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

/s/M. Troy Woods M. Troy Woods,	Date: February 24, 2016
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/Paul M. Todd Paul M. Todd,	Date: February 24, 2016
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Dorenda K. Weaver Dorenda K. Weaver,	Date: February 24, 2016
Chief Accounting Officer (Principal Accounting Officer)

/s/James H. Blanchard James H. Blanchard,	Date: February 24, 2016
Director

/s/Kriss Cloninger III Kriss Cloninger III,	Date: February 24, 2016
Director

/s/Walter W. Driver, Jr. Walter W. Driver, Jr.,	Date: February 24, 2016
Director

/s/Gardiner W. Garrard, Jr. Gardiner W. Garrard, Jr.,	Date: February 24, 2016
Director

/s/Sidney E. Harris Sidney E. Harris,	Date: February 24, 2016
Director

/s/William M. Isaac William M. Isaac,	Date: February 24, 2016
Director

/s/Mason H. Lampton Mason H. Lampton,	Date: February 24, 2016
Director

/s/Connie D. McDaniel Connie D. McDaniel,	Date: February 24, 2016
Director

/s/H. Lynn Page H. Lynn Page,	Date: February 24, 2016
Director

/s/Philip W. Tomlinson Philip W. Tomlinson,	Date: February 24, 2016
Director

/s/John T. Turner John T. Turner,	Date: February 24, 2016
Director

/s/Richard W. Ussery Richard W. Ussery,	Date: February 24, 2016
Director

/s/James D. Yancey James D. Yancey,	Date: February 24, 2016
Director