Form 10-Q
period 2016-03-31
TOTAL SYSTEM SERVICES INC
filed 2016-05-05
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(706) 644-6081

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: April 26, 2016
Common Stock, $0.10 par value	183,612,032 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (Note 3)	$1,932,111	389,328
Accounts receivable, net of allowances for doubtful accounts, billing adjustments and merchant losses of $4.6 million and $4.0 million as of 2016 and 2015, respectively	349,271	314,705
Prepaid expenses and other current assets (Note 3)	145,052	154,199

Total current assets	2,426,434	858,232
Goodwill	1,545,631	1,545,424
Computer software, net of accumulated amortization of $699.8 million and $680.6 million as of 2016 and 2015, respectively	396,015	405,070
Other intangible assets, net of accumulated amortization of $276.2 million and $257.1 million as of 2016 and 2015, respectively	309,372	328,320
Property and equipment, net of accumulated depreciation and amortization of $466.8 million and $457.3 million as of 2016 and 2015, respectively (Note 7)	283,888	289,898
Contract acquisition costs, net of accumulated amortization of $295.7 million and $287.9 million as of 2016 and 2015, respectively (Note 3)	254,706	247,811
Equity investments, net	112,232	106,118
Deferred income tax assets	6,318	6,242
Other assets	89,337	90,780

Total assets	$5,423,933	3,877,895

Liabilities
Current liabilities:
Accounts payable	$44,526	52,213
Accrued salaries and employee benefits	25,007	66,594
Current portion of long-term borrowings (Note 4)	18,376	50,078
Current portion of obligations under capital leases	3,271	3,468
Other current liabilities (Note 3)	192,517	166,579

Total current liabilities	283,697	338,932
Long-term borrowings, excluding current portion (Note 4)	2,884,274	1,373,878
Deferred income tax liabilities	211,735	192,444
Obligations under capital leases, excluding current portion	2,973	3,663
Other long-term liabilities	94,627	96,886

Total liabilities	3,477,306	2,005,803

Redeemable noncontrolling interest in consolidated subsidiary	25,086	23,410

Commitments and contingencies (Note 9)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,765 and 202,769 issued as of 2016 and 2015, respectively; 183,436 and 182,781 outstanding as of 2016 and 2015, respectively	20,277	20,277
Additional paid-in capital	240,162	241,891
Accumulated other comprehensive loss, net (Note 3)	(36,410)	(33,544)
Treasury stock, at cost (19,329 and 19,988 shares as of 2016 and 2015, respectively)	(631,357)	(641,664)
Retained earnings	2,328,869	2,256,058

Total shareholders’ equity	1,921,541	1,843,018

Noncontrolling interest in consolidated subsidiary	—	5,664

Total equity	1,921,541	1,848,682

Total liabilities and equity	$5,423,933	3,877,895

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2016	2015
Total revenues (Note 7)	$739,378	662,156

Cost of services	480,556	449,705
Selling, general and administrative expenses	107,135	89,955

Total operating expenses	587,691	539,660

Operating income	151,687	122,496
Nonoperating expenses, net	(22,440)	(9,209)

Income before income taxes and equity in income of equity investments	129,247	113,287
Income taxes	43,429	39,782

Income before equity in income of equity investments	85,818	73,505
Equity in income of equity investments, net of tax	6,590	5,394

Net income	92,408	78,899
Net income attributable to noncontrolling interests	(1,780)	(1,144)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$90,628	77,755

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 10):	$0.49	0.42

Diluted EPS attributable to TSYS common shareholders (Note 10):	$0.49	0.42

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Net income	$92,408	78,899
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,768)	(13,361)
Postretirement healthcare plan adjustments	(391)	147
Unrealized gain (loss) on available-for-sale securities	(39)	592

Other comprehensive loss	(3,198)	(12,622)

Comprehensive income	89,210	66,277
Comprehensive income attributable to noncontrolling interests	(1,448)	(870)

Comprehensive income attributable to TSYS common shareholders	$87,762	65,407

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$92,408	78,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,583	62,815
Deferred income tax expense	20,156	998
Provisions for fraud and other losses	12,109	8,684
Amortization of debt issuance costs	10,386	458
Share-based compensation	8,158	8,143
Provisions for bad debt expenses and billing adjustments	1,441	1,425
Charges for transaction processing provisions	1,109	1,588
Changes in value of private equity investments	210	(1,170)
Amortization of bond discount	102	98
Loss on disposal of equipment, net	1	2
Net (gain) loss on foreign currency	(510)	403
Excess tax benefit from share-based payment arrangements	(5,533)	(3,793)
Equity in income of equity investments	(6,590)	(5,394)
Changes in operating assets and liabilities:
Accrued salaries and employee benefits	(41,467)	(11,549)
Accounts receivable	(37,044)	(36,598)
Prepaid expenses, other current assets and other long-term assets	(7,677)	1,302
Accounts payable	(4,167)	2,030
Other current liabilities and other long-term liabilities	35,153	50,151

Net cash provided by operating activities	145,828	158,492

Cash flows from investing activities:
Additions to contract acquisition costs	(21,010)	(12,364)
Purchases of property and equipment	(9,940)	(10,047)
Additions to internally developed computer software	(8,544)	(9,561)
Additions to licensed computer software from vendors	(4,894)	(11,581)
Proceeds from sale of private equity investment	—	1,839

Net cash used in investing activities	(44,388)	(41,714)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,796,295	—
Excess tax benefit from share-based payment arrangements	5,533	3,793
Proceeds from exercise of stock options	626	10,712
Subsidiary dividends paid to noncontrolling shareholders	—	(500)
Repurchase of common stock under plans and tax withholding	(5,034)	(54,415)
Purchase of noncontrolling interest	(5,879)	—
Dividends paid on common stock	(18,283)	(18,260)
Debt issuance costs	(26,592)	—
Principal payments on long-term borrowings and capital lease obligations	(304,654)	(15,086)

Net cash provided by (used in) financing activities	1,442,012	(73,756)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(669)	(4,093)

Net increase in cash and cash equivalents	1,542,783	38,929
Cash and cash equivalents at beginning of period	389,328	289,183

Cash and cash equivalents at end of period	$1,932,111	328,112

Supplemental cash flow information:
Interest paid	$2,585	1,760
Income taxes (refunded) paid, net	$(418)	724

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC). Results of interim periods are not necessarily indicative of results to be expected for the year.

Recently Adopted Accounting Pronouncements

The Company adopted the following Accounting Standards Updates (ASUs) on January 1, 2016:

ASU 2015-17 “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes,” requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The Company early adopted this ASU resulting in $24.7 million of current net deferred tax assets as of December 31, 2015 being moved to noncurrent. The guidance was applied retrospectively. The adoption of this ASU did not have a material impact on the Company’s results of operations or cash flows.

ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” and ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” These ASUs require entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts, and allow entities to defer and present debt issuance costs associated with a line-of credit as an asset and subsequently amortize deferred debt issuance costs ratably over the term of a line-of-credit arrangement. The guidance was applied retrospectively. The adoption of this guidance resulted in $6.4 million of debt issuance costs as of December 31, 2015 being moved from noncurrent assets on the Company’s balance sheet to liabilities that offset both the current and noncurrent portions of the debt which these costs are associated as of March 31, 2016. The Company continues to include debt issuance costs associated with a line-of-credit in its noncurrent assets. The adoption of this guidance did not have a material impact on the Company’s results of operations or cash flows.

ASU 2015-05 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance about whether a cloud computing arrangement includes a software license or a service agreement. The Company adopted this ASU on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The adoption of this ASU did not have a material impact on the financial position, results of operations or cash flows of the Company.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-07 “Simplifying the Transition to the Equity Method of Accounting,” which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. The guidance in the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company has not determined the effect on its ongoing financial reporting for adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The ASU also addresses other concerns related to the current leases model. The new guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption will be permitted for all entities. The Company has not determined the effect on its ongoing financial reporting for adoption of this ASU.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. The ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018, with early adoption permitted no sooner than January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect on its ongoing financial reporting.

Note 2 — Fair Value Measurement

Refer to Note 3 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding fair value measurement.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2016 and 2015.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. Dollar. All amounts in domestic accounts are denominated in U.S. Dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents in domestic accounts	$1,865,702	307,578
Cash and cash equivalents in foreign accounts	66,409	81,750

Total	$1,932,111	389,328

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2016	December 31, 2015
Prepaid expenses	$49,752	37,961
Supplies inventory	15,205	15,114
Income taxes receivable	34,066	51,322
Other	46,029	49,802

Total	$145,052	154,199

Contract Acquisition Costs, net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2016	December 31, 2015
Conversion costs, net of accumulated amortization of $154.9 million and $149.9 million as of 2016 and 2015, respectively	$156,070	159,000
Payments for processing rights, net of accumulated amortization of $140.8 million and $137.9 million as of 2016 and 2015, respectively	98,636	88,811

Total	$254,706	247,811

Amortization expense related to conversion costs, which is recorded in cost of services, was $7.2 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $4.9 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2016	December 31, 2015
Deferred revenues	$43,494	39,863
Accrued expenses	30,683	26,017
Dividends payable	18,902	19,367
Accrued interest	13,703	2,820
Accrued third-party commissions	12,395	9,810
Other	73,340	68,702

Total	$192,517	166,579

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

	(a)	(b)	(c)	(d)	(a+d)

(in thousands)	Beginning Balance December 31, 2015	Pretax Amount	Tax Effect	Net-of-Tax Amount (b-c)	Ending Balance March 31, 2016
Foreign currency translation adjustments and transfers from noncontrolling interests	$(35,013)	(3,401)	(965)	$(2,436)	$(37,449)
Unrealized gain on available-for-sale securities	2,503	(66)	(27)	(39)	2,464
Change in AOCI related to postretirement healthcare plans	(1,034)	(612)	(221)	(391)	(1,425)

Total	$(33,544)	(4,079)	(1,213)	$(2,866)	$(36,410)

There were no reclassifications of AOCI to net income or to other accounts for the three months ended March 31, 2016.

Note 4 — Long-Term Borrowings

On January 26, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Vista Equity Partners Fund V, L.P., a Delaware limited partnership (“Fund V”), Vista Equity Partners Fund V-A, L.P., a Cayman Islands limited partnership (“Fund V-A”), Vista Equity Partners Fund V-B, L.P., a Cayman Islands limited partnership (“Fund V-B”), Vista Equity Partners Fund V Executive, L.P., a Delaware limited partnership (“Fund V Executive”), VEPF V FAF, L.P., a Delaware limited partnership (“VEPF V”), Vista Equity Associates, LLC, a Delaware limited liability company (“Associates LLC” and, together with Fund V, Fund V-A, Fund V-B, Fund V Executive and VEPF V, the “Sellers”), and TransFirst Holdings Corp., a Delaware corporation (“TransFirst”), pursuant to which, and upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company acquired all of the outstanding capital stock of TransFirst from the Sellers on April 1, 2016 (the “Acquisition”).

On February 23, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners. The Credit Agreement provides the Company with a $700 million five-year term loan facility (the “Term Loan Facility”) consisting of (i) a $300 million term loan (the “Refinancing Term Loan”) funded upon entry into the Credit Agreement and (ii) a $400 million term loan (the “Delayed Draw Term Loan”). The Credit Agreement also provides the Company with a $800 million unsecured revolving credit facility (the “Revolving Loan Facility”), which includes a $50 million sub-facility for the issuance of standby letters of credit.

The Refinancing Term Loan was used to repay in full the Company’s outstanding loans and other obligations under that certain Credit Agreement, dated as of September 10, 2012, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent thereunder, as amended, and that certain Credit Agreement, dated as of April 8, 2013, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent thereunder, as amended. The Delayed Draw Term Loan was used to finance, in part, the Acquisition and related transactions, upon satisfaction of a limited set of conditions precedent. The Revolving Loan Facility is available for draws for purposes of working capital and other general corporate purposes, including to finance, in part, the Acquisition and related transactions upon satisfaction of a limited set of conditions precedent.

Concurrently with entering into the Purchase Agreement, the Company obtained commitments for a $2.0 billion 364-day bridge term loan facility from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd, U.S. Bank National Association, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (collectively, the “Commitment Parties”). Thereafter, the Commitment Parties assigned portions of their commitments to certain other bridge facility lenders. Based on the terms of the bridge term loan facility commitment letter, upon entering into the Credit Agreement, the total commitments under the bridge term loan facility were reduced from $2.0 billion to $1.15 billion by the amount of the Delayed Draw Term Loan commitment and the portion of the Revolving Loan Facility commitments in excess of $350 million. The bridge term loan facility was terminated in March 2016 after the issuance of the Notes described below.

Borrowings under the Credit Agreement will accrue interest at the base rate (as defined in the Credit Agreement) or, for certain euro-denominated borrowings, the London Interbank Offered Rate (“LIBOR”), in each case plus a margin that is set based on the Company’s corporate credit ratings. The applicable margin for loans bearing interest based on LIBOR ranges from 0.900% to 1.500% for revolving loans and 1.000% to 1.750% for term loans. The applicable margin for loans bearing interest based on the base rate ranges from 0.000% to 0.500% for revolving loans and 0.000% to 0.750% for term loans. In addition, the Company will pay the lenders a facility fee ranging from 0.100% to 0.250% per annum, depending on the Company’s corporate credit ratings, on the commitments under the Revolving Loan Facility (regardless of usages) and the undrawn commitment amount in respect of the Delayed Draw Term Loan. Based on the Company’s current corporate credit ratings, (i) the applicable margin for loans accruing interest at the base rate is 0.500% for term loans and 0.300% for revolving loans and (ii) the applicable margin for loans accruing interest at LIBOR is 1.500% for term loans and 1.300% for revolving loans. The Credit Agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of our corporate existence, material compliance with laws and the payment of taxes and other material obligations.

On March 17, 2016, the Company closed its sale (the “Transaction”) of $750 million aggregate principal amount of 3.800% Senior Notes due 2021 and $750 million aggregate principal amount of 4.800% Senior Notes due 2026 (collectively, the “Notes”) pursuant to an agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the underwriters, whereby the Company agreed to sell and the Underwriters agreed to purchase the Notes from the Company, subject to and upon the terms and conditions set forth in the Underwriting Agreement. The Company used the net proceeds of the Transaction to pay a portion of the approximately $2.35 billion purchase price of the Company’s Acquisition of TransFirst and related fees and expenses. The Notes were issued pursuant to a Senior Indenture, dated as of March 17, 2016, between the Company and Regions Bank, as trustee.

For more information regarding the indebtedness and the Acquisition, refer to Note 12. Refer to Note 13 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding long-term borrowings.

Note 5 — Share-Based Compensation

Refer to Notes 1 and 19 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses typically for segment reporting purposes. TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended March 31, 2016, share-based compensation was $8.2 million, compared to $8.1 million for the same period in 2015.

Nonvested Share Awards

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key executives. The Company has also granted performance-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest, up to a maximum of 200%. During the first three months of 2016 and 2015, the Compensation Committee established performance goals based on adjusted EPS, revenue growth and revenues before reimbursable items and market goals based on Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 over the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of March 31, 2016, there was approximately $19.9 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2018. As of March 31, 2016, there was approximately $5.9 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2018.

The following table summarizes the performance- and market-based awards granted during the first three months of 2016 and 2015:

Year Awarded	Type of Award	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2016	Performance	December 2018	Adjusted EPS	109,684	December 2018
2016	Market	December 2018	TSR	47,004	December 2018
2016	Performance	December 2016	Revenues before Reimbursable Items and Adjusted EPS	140,425	December 2018
2016	Performance	December 2018	Revenues before Reimbursable Items and Adjusted Operating Income	67,517	December 2018
2015	Performance	December 2017	Adjusted EPS	128,034	December 2017
2015	Market	December 2017	TSR	54,872	December 2017
2015	Performance	December 2015	Revenues before Reimbursable Items and Adjusted EPS	165,543	December 2018

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2016	2015
Number of options granted	464,408	487,735
Weighted average exercise price	$44.48	38.20
Risk-free interest rate	1.24%	1.70%
Expected volatility	21.03%	21.00%
Expected term (years)	4.6	6.3
Dividend yield	0.90%	1.05%
Weighted average fair value	$7.89	8.03

As of March 31, 2016, there was approximately $5.0 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.7 years.

Note 6 — Income Taxes

Refer to Notes 1 and 15 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2011 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2005. There are currently federal income tax examinations in progress for the years 2009 through 2012 for a subsidiary which TSYS acquired in 2013. Also, TSYS is currently undergoing federal income tax examinations for the years 2011 through 2013. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective income tax rate for the three months ended March 31, 2016 was 33.6%, compared to 35.1% for the same period in 2015. The primary differences in the 2016 rates compared to 2015 rates reflect changes in tax credits.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits were $13.6 million and $13.1 million as of March 31, 2016 and December 31, 2015, respectively, which resulted in an increase of $0.5 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.8 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2016 and December 31, 2015, that, if recognized, would affect the effective tax rates are $13.8 million and $13.2 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.5 million for both periods. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 7 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended March 31,
(in thousands)	2016	2015
Net revenue[1]
North America Services	$303,641	266,219
International Services	75,354	73,730
Merchant Services	120,612	110,398
NetSpend	184,992	155,074
Intersegment revenues	(12,955)	(9,637)

Net revenue from external customers	671,644	595,784
Total reimbursable, interchange and assessment expenses	67,734	66,372

Total revenues	$739,378	662,156

Depreciation and amortization
North America Services	$27,483	23,064
International Services	8,136	8,778
Merchant Services	5,050	4,277
NetSpend	3,109	2,293

Segment depreciation and amortization	43,778	38,412
Acquisition intangible amortization	22,921	23,867
Corporate Administration and Other	884	536

Total depreciation and amortization	$67,583	62,815

Adjusted segment operating income[1]
North America Services	$124,788	102,570
International Services	10,289	6,983
Merchant Services	38,357	34,115
NetSpend	42,201	35,467

Total adjusted segment operating income	215,635	179,135
Acquisition intangible amortization	(22,921)	(23,867)
TransFirst M&A operating expenses	(3,401)	—
Share-based compensation	(8,158)	(8,143)
Corporate Administration and Other	(29,468)	(24,629)

Operating income	$151,687	122,496

	As of
	March 31, 2016	December 31, 2015
Total assets
North America Services	$5,035,970	3,485,924
International Services	322,264	348,714
Merchant Services	700,141	689,781
NetSpend	1,518,887	1,504,740
Intersegment assets	(2,153,329)	(2,151,264)

Total assets	$5,423,933	3,877,895

1	Net revenue and adjusted segment operating income are non-GAAP measures. Net revenue is total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense. Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.

Revenues by Geographic Area

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended March 31, 2016
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$257,649	—	137,719	184,199	$579,567
Canada*	69,850	—	65	—	69,915
Europe*	199	69,614	—	—	69,813
Mexico	6,086	—	—	—	6,086
Other*	4,164	9,639	194	—	13,997

Total	$337,948	79,253	137,978	184,199	$739,378

	Three months ended March 31, 2015
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$213,423	—	128,801	155,074	$497,298
Canada*	77,809	—	64	—	77,873
Europe*	196	67,623	—	—	67,819
Mexico	4,270	—	—	—	4,270
Other*	5,034	9,683	179	—	14,896

Total	$300,732	77,306	129,044	155,074	$662,156

*	Revenues are impacted by movements in foreign currency exchange rates.

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	March 31, 2016	December 31, 2015
United States	$238,073	241,814
Europe*	39,790	41,953
Other*	6,025	6,131

Total	$283,888	289,898

*	Property and equipment are impacted by movements in foreign currency exchange rates.

Major Customers

For the three months ended March 31, 2016 and 2015, the Company did not have any major customers.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first three months of 2016 and 2015, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 5 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

There was no equipment or software acquired under capital lease obligations in the first three months of 2016. The Company acquired equipment and software under capital lease obligations in the amount of $0.7 million during the first three months of 2015, related to software and other peripheral hardware.

Equipment and Software Acquired Under Direct Financing

The Company did not acquire any equipment or software under direct financing during the first three months of 2016 or 2015.

Note 9 — Commitments and Contingencies

Refer to Note 16 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions as of March 31, 2016 was $13.6 million. Refer to Note 6 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next twelve months.

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

Note 10 — Earnings Per Share

The following tables illustrate basic and diluted EPS for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016		2015
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$90,628		77,755
Less income allocated to nonvested awards	(526)	526	(712)	712

Net income allocated to common stock for EPS calculation (a)	$90,102	526	77,043	712

Average common shares outstanding (b)	182,177	1,079	182,772	1,709

Basic EPS (a)/(b)	$0.49	0.49	0.42	0.42

Diluted EPS:
Net income attributable to TSYS common shareholders	$90,628		77,755
Less income allocated to nonvested awards	(525)	525	(709)	709

Net income allocated to common stock for EPS calculation (c)	$90,103	525	77,046	709

Average common shares outstanding	182,177	1,079	182,772	1,709
Increase due to assumed issuance of shares related to common equivalent shares outstanding	630		1,082

Average common and common equivalent shares outstanding (d)	182,807	1,079	183,854	1,709

Diluted EPS (c)/(d)	$0.49	0.49	0.42	0.42

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 0.8 million and 0.9 million common shares for the three months ended March 31, 2016 and 2015, because their inclusion would have been anti-dilutive.

Note 11 — Acquisitions

In March 2016, the Company completed the acquisition of the remaining 45% interest in TSYS Managed Services EMEA Limited (EMEA) from Merchants Limited. The Company acquired the outstanding stock from Merchants Limited for approximately £4.2 million, or $5.9 million, in cash. In connection with the purchase, the Company repaid the outstanding balance of the existing debt between EMEA and Merchants Limited of approximately £2.2 million, or $3.0 million.

Note 12 — Subsequent Events

On April 1, 2016, the Company completed its previously announced Acquisition of TransFirst from the Sellers for an aggregate purchase price of approximately $2.35 billion in cash less net indebtedness of TransFirst as of the closing and subject to certain working capital and other adjustments, as described in the Purchase Agreement.

The Company funded the cash consideration, the pay-off of certain TransFirst indebtedness and the payment of transaction-related expenses through a combination of cash-on-hand and proceeds from debt financings, including proceeds drawn under the Company’s Credit Agreement and the proceeds from the issuance of Notes, which together included proceeds of approximately $2.36 billion. For more information regarding the Credit Agreement and the Notes, refer to Note 4.

Management performed an evaluation of the Company’s activity as of the date of these financial statements were issued, and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

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

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC).

Management’s discussion and analysis contains items prepared in conformity with GAAP, as well as non-GAAP measures. For detailed information and reconciliations to GAAP, refer to the discussion under the caption Non-GAAP Measures.

A summary of the financial highlights for 2016, as compared to 2015, is provided below:

	Three months ended March 31,
(in thousands, except per share data)	2016	2015	Percent Change
Total revenues	$739,378	662,156	11.7%
Net revenue[1]	$671,644	595,784	12.7
Operating income	$151,687	122,496	23.8
Net income attributable to TSYS common shareholders	$90,628	77,755	16.6
Basic earnings per share (EPS) attributable to TSYS common shareholders	$0.49	0.42	17.3
Diluted EPS attributable to TSYS common shareholders	$0.49	0.42	17.6
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[2]	$230,829	193,454	19.3
Adjusted EPS[3]	$0.66	0.54	22.8
Cash flows from operating activities	$145,828	158,492	(8.0)
Free cash flow[4]	$101,440	114,938	(11.7)

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

[1]	Net revenue is total revenues less reimbursable items (such as postage), as well as, merchant acquiring, interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.
[2]	Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization and share-based compensation expenses and other items.
[3]	Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted earnings is net income excluding noncontrolling interests, the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles and other items
[4]	Free cash flow is net cash provided by operating activities less capital expenditures.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of March 31,
AOF	2016	2015	Percent Change
Consumer	414.8	392.8	5.6%
Commercial	46.3	42.3	9.3
Other	27.7	22.7	22.5

Traditional AOF[1]	488.8	457.8	6.8
Prepaid/Stored Value[2]	103.1	126.6	(18.6)
Government Services[3]	82.7	74.5	11.1
Commercial Card Single-Use[4]	75.9	64.8	17.1

Total AOF	750.5	723.7	3.7%

[1]	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single-use accounts.
[2]	Prepaid does not include NetSpend accounts. These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used at a later date. These accounts tend to be the least active of all accounts on file.
[3]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity.
[4]	Commercial card single-use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

Financial Review

This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings. For a detailed discussion regarding these topics, refer to our Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Critical Accounting Policies and Estimates

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for more information on changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2016.

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

In March 2016, the Company purchased the remaining 45% interest in TSYS Managed Services EMEA Limited (EMEA). Refer to Note 11 in the Notes to Unaudited Consolidated Financial Statements for more information on acquisitions.

Off-Balance Sheet Arrangements

Operating Leases

As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment, software and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.

Contractual Obligations

The total liability for uncertain tax positions under GAAP as of March 31, 2016 is $13.6 million. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the next twelve months.

Additionally, the Company has long-term obligations which consist of required minimum future payments under contracts with our distributors and other service providers for the NetSpend segment.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

Total revenues increased 11.7% for the three months ended March 31, 2016, compared to the same period in 2015. The increase in revenues for the three months ended March 31, 2016 includes a decrease of $5.6 million related to the effects of currency translation of foreign-based subsidiaries and branches. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage and network association fees. The Company’s reimbursable items are impacted with changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three months ended March 31, 2016, were $67.7 million, an increase of 2.1% compared to the same period last year.

Net revenue increased $75.9 million, or 12.7%, during the three months ended March 31, 2016, compared to 2015. The increase in net revenue for the three months ended March 31, 2016, as compared to the same period in 2015, is the result of organic growth, partially offset by a $5.2 million decrease associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three months ended March 31, 2016, the Company does not have a major customer on a consolidated basis. However, a significant amount of the Company’s revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Operating Segments

TSYS’ services are provided through four operating segments: North America Services, International Services, Merchant Services and NetSpend. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s operating segments.

Issuing Services – North America Services and International Services

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three-month period ended March 31, 2016.

Below is a summary of the North America Services segment:

	Three months ended March 31,
(in thousands)	2016	2015	Percent Change
Volume-based revenues	$152,482	136,490	11.7%

Non-volume related revenues:
Processing fees	59,556	57,831	3.0
Value-added, custom programming, licensing and other	45,660	34,723	31.5
Output and managed services	45,943	37,175	23.6

Total non-volume related revenues	151,159	129,729	16.5

Net revenue	$303,641	266,219	14.1

Total revenues	$349,626	309,233	13.1

Adjusted segment operating income[1]	$124,788	102,570	21.7

Adjusted segment operating margin[2]	41.1%	38.5%

Key indicators (in millions):
AOF	669.7	653.2	2.5
Traditional AOF	423.3	396.3	6.8
Transactions	3,969.5	3,310.7	19.9

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three months ended March 31, 2016, approximately 50.2% of net revenue was driven by the volume of AOF and transactions processed and approximately 49.8% was derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

The increases in net revenue and total segment revenues for the three months ended March 31, 2016, as compared to the same period in 2015, are driven by organic growth.

During the first quarter of 2015, two of the Company’s largest prepaid processing clients in the North America Services segment informed TSYS that they did not intend to renew their prepaid processing agreements. The revenues associated with these clients, in the aggregate, accounted for approximately 2% of the Company’s total consolidated revenues in the first three months of 2015. One of the deconversions was completed in early October 2015. The other is expected to be completed by the end of 2016.

The increase in adjusted segment operating income for the three months ended March 31, 2016, as compared to 2015, is driven by an increase in revenues, partially offset by increases in technology and facilities expenses and other expenses.

International Services

The International Services segment provides issuer and acquirer solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three-month period ended March 31, 2016.

Below is a summary of the International Services segment:

	Three months ended March 31,
(in thousands)	2016	2015	Percent Change
Volume-based revenues	$29,200	28,952	0.9%

Non-volume related revenues:
Processing fees	14,304	14,759	(3.1)
Value-added, custom programming, licensing and other	17,170	18,503	(7.2)
Output and managed services	14,680	11,516	27.5

Total non-volume related revenues	46,154	44,778	3.1

Net revenue	$75,354	73,730	2.2

Total revenues	$81,073	79,802	1.6

Adjusted segment operating income[1]	$10,289	6,983	47.3

Adjusted segment operating margin[2]	13.7%	9.5%

Key indicators (in millions):
AOF	80.8	70.5	14.7
Traditional AOF	65.5	61.5	6.5
Transactions	618.3	572.0	8.1

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three months ended March 31, 2016, approximately 38.8% of net revenue was driven by the volume of AOF and transactions processed and approximately 61.2% was derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

Net revenue increased for the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of increases in non-volume based revenues, partially offset by a $5.1 million decrease associated with currency translation.

Total segment revenues for the three months ended March 31, 2016, as compared to the same period in 2015, include a decrease of $5.5 million associated with currency translation.

The increase in adjusted segment operating income for the three months ended March 31, 2016, as compared to 2015, is driven primarily by an increase in revenues, partially offset by increases in employment expenses.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant Services processing and related services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has no major customers for the three-month period ended March 31, 2016.

Below is a summary of the Merchant Services segment:

	Three months ended March 31,
(in thousands)	2016	2015	Percent Change
Net revenue	$120,612	110,398	9.3%

Total revenues	$138,029	129,104	6.9

Adjusted segment operating income[1]	$38,357	34,115	12.4

Adjusted segment operating margin[2]	31.8%	30.9%

Key indicators (in millions):
POS transactions	1,091.0	984.6	10.8
Dollar sales volume	$11,783.4	11,301.6	4.3

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

Merchant Services segment revenues are reported net of merchant acquiring interchange and assessment fees charged by the card associations or payment networks. The segment also includes revenue classified as reimbursable items as the costs are passed through to and paid by TSYS clients. With the acquisition of TransFirst Holdings, Inc. (TransFirst) on April 1, 2016, TSYS will include TransFirst’s results as part of the Merchant Services segment. TransFirst’s revenues are reported gross of amounts paid for interchange and assessments as TransFirst is the principal in the contractual relationship with its customers. Included in TransFirst’s cost of services are the expenses covering interchange and assessment fees directly attributable to processing fee revenues and are recognized in cost of services in the same period as the related revenue.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the POS. This segment’s authorization and capture transactions are primarily through Internet connectivity or dial-up.

For the three months ended March 31, 2016, approximately 91.5% of the revenues of the Merchant Services segment, are influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 8.5% of this segment’s revenues are derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

The increases in net revenue and total segment revenues for the three months ended March 31, 2016, as compared to the same period in 2015, are driven by higher processing volumes, product fees and processing fees.

The increase in adjusted segment operating income for the three months ended March 31, 2016, is a result of higher revenues compared to the same period in 2015.

NetSpend

The NetSpend segment is a program manager for FDIC-insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked and other consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including direct-to-consumer and online marketing programs, alternative financial service providers, traditional retailers and contractual relationships with corporate employers. This segment has no major customers, but it has two major third-party distributors for the three-month period ended March 31, 2016.

The NetSpend segment’s revenues primarily consist of a portion of the service fees and interchange revenues received by NetSpend’s prepaid card Issuing Banks in connection with the programs managed by this segment. Cardholders are charged fees for transactions including fees for PIN and signature-based purchase transactions made using their prepaid cards, for Automated Teller Machine (ATM) withdrawals or other transactions conducted at ATMs, for balance inquiries, and monthly maintenance fees among others. Cardholders are also charged fees associated with additional products and services offered in connection with certain cards including the use of overdraft features, bill payment options, custom card designs and card-to-card transfers of funds initiated through call centers. The NetSpend segment also earns revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their cards. Subject to applicable law, interchange fees are fixed by card associations and network organizations.

Below is a summary of the NetSpend segment:

	Three months ended March 31,
(in thousands)	2016	2015	Percent Change
Total revenues (and net revenue)	$184,992	155,074	19.3%

Adjusted segment operating income[1]	$42,201	35,467	19.0

Adjusted segment operating margin[2]	22.8%	22.9%

Key indicators (in millions):
Number of active cards[3]	4.9	4.2	16.4
Number of active cards with direct deposit[4]	2.8	2.4	16.0
Percentage of active cards with direct deposit	57.1%	57.3%
Gross dollar volume[5]	$9,161.5	7,660.7	19.6

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.
[3]	Number of active cards represents the total number of prepaid cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination.
[4]	Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination.
[5]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using prepaid cards.

For the three months ended March 31, 2016, 67.9% of revenues were derived from service fees charged to cardholders and 32.1% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $9.2 billion for the three months ended March 31, 2016. Substantially all of the NetSpend segment’s revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Total segment revenues for the three months ended March 31, 2016, as compared to the same period in 2015, increased $29.9 million. Service fee revenue increased $21.2 million, or 20.3%. Revenues from interchange and other services increased $8.7 million or 17.3%. These increases were substantially driven by the increase in the number of active cards and gross dollar volume.

Cardholder funds and deposits related to NetSpend’s prepaid products are held at FDIC-insured Issuing Banks for the benefit of the cardholders. NetSpend currently has active agreements with six Issuing Banks.

NetSpend’s prepaid card business derived approximately one-third of its revenues from cardholders acquired through two of its third-party distributors.

Operating Expenses

The Company’s operating expenses were $587.7 million and $539.7 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

The Company’s cost of services was $480.6 million, which was an increase of 6.9% for the three months ended March 31, 2016, compared to the same period last year. The increase in cost of services is due to increases in employment, technology and facilities and other costs to support revenue growth. The Company’s selling, general and administrative expenses were $107.1 million, which was an increase of 19.1% for the three months ended March 31, 2016, compared to the same period last year. The increase in selling, general and administrative expenses for the three months ended March 31, 2016, is due primarily to one-time merger and acquisition (M&A) expenses and increases in professional service fees and employment expenses.

Operating Income

Operating income increased 23.8% for the three months ended March 31, 2016, compared to the same period in 2015. The Company’s operating profit margin for the three months ended March 31, 2016 was 20.5%, compared to 18.5% for the same period last year. TSYS’ operating margins increased for the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to an increase in revenues from payment processing and general purpose reloadable cards, partially offset by increases in employment expenses and technology and facilities expenses.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense, gains and losses on currency transactions and gains and losses on investments in private equity. Net nonoperating expense increased for the three months ended March 31, 2016, as compared to the same period in 2015.

The following table provides a summary of nonoperating expenses, net:

	Three months ended March 31,
(in thousands)	2016	2015	Percent Change
Interest income	$490	248	97.4%
Interest expense[1]	(22,786)	(10,214)	nm
Currency transaction gains (losses), net	510	(403)	nm
Net (losses) gains on investments in private equity	(342)	1,051	nm
Other	(312)	109	nm

Total	$(22,440)	(9,209)	nm

nm = not meaningful

[1]	Interest expense includes interest on bonds of $11.2 million and $8.8 million, respectively, for the three months ended March 31, 2016 and 2015.

Interest expense for the three months ended March 31, 2016 increased $12.6 million compared the same period in 2015. The increase in interest expense in 2016 compared to 2015 is due primarily to $12.4 million in interest expense related to the bridge term loan facility and notes issued in connection with the financing of the Company’s acquisition of TransFirst on April 1, 2016. Refer to Notes 4 and 12 for more information.

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

The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in U.S. Dollars and Japanese Yen. As the Company translates the foreign-denominated cash balances into U.S. Dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income.

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2016, was approximately $9.0 million, the majority of which is denominated in U.S. Dollars and Japanese Yen. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of March 31, 2016 was $26.4 million.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 6 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Below is a summary of income tax expense:

	Three months ended March 31,
(in thousands)	2016	2015	Percent Change
Income tax expense	$43,429	39,782	9.2%
Effective income tax rate	33.6%	35.1%

The primary differences in the 2016 rates compared to 2015 rates reflect changes in federal tax credits realized during the three months ended March 31, 2016.

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $87.5 million as of March 31, 2016. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

Below is a summary of TSYS’ share of income from its interest in equity investments:

	Three months ended March 31,
(in thousands)	2016	2015	Percent Change
Equity in income of equity investments	$6,590	5,394	22.2%

The increase in equity income for the three months ended March 31, 2016, compared to the same period in 2015, is the result of organic growth in CUP Data.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended March 31,
(in thousands, except per share data)	2016	2015	Percent Change
Net income	$92,408	78,899	17.1%
Net income attributable to noncontrolling interests	(1,780)	(1,144)	(55.6)

Net income attributable to TSYS common shareholders	$90,628	77,755	16.6

Basic EPS attributable to TSYS common shareholders[1]	$0.49	0.42	17.3

Diluted EPS attributable to TSYS common shareholders[1]	$0.49	0.42	17.6

[1]	Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 10 for more information.

Non-GAAP Measures

Management evaluates the Company’s operating performance based upon operating margin on a net revenue basis, adjusted EBITDA, adjusted EPS and free cash flow which are all non-generally accepted accounting principles (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS’ financial performance against budget.

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

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended March 31,
(in thousands)	2016	2015
Operating income (a)	$151,687	122,496

Total revenues (b)	$739,378	662,156
Less reimbursable items, interchange and assessment expenses	67,734	66,372

Net revenue (c)	$671,644	595,784

Operating margin (as reported) (a)/(b)	20.52%	18.50%

Operating margin on a net revenue basis (a)/(c)	22.58%	20.56%

Adjusted EBITDA

	Three months ended March 31,
(in thousands)	2016	2015
Net income	$92,408	78,899
Adjust for:
Equity in income of equity investments, net of tax	(6,590)	(5,394)
Income taxes	43,429	39,782
Nonoperating expenses, net	22,440	9,209
Depreciation and amortization	67,583	62,815

EBITDA	219,270	185,311
Adjust for:
Share-based compensation	8,158	8,143
TransFirst M&A operating expenses	3,401	—

Adjusted EBITDA	$230,829	193,454

Segment Operating Margin and Consolidated Adjusted Operating Margin

	Three months ended March 31, 2016
(in thousands)	Adjusted Segment Operating Income	Net Revenue	Adjusted Operating Margin
North America Services	$124,788	303,641	41.10%
International Services	10,289	75,354	13.65
Merchant Services	38,357	120,612	31.80
NetSpend	42,201	184,992	22.81
Intersegment	—	(12,955)
Corporate admin and other	(29,468)

Adjusted operating margin	186,167	671,644	27.72%
Acquisition intangible amortization	(22,921)
TransFirst M&A operating expenses	(3,401)
Share-based compensation	(8,158)

Operating income and margin[1]	151,687	671,644	22.58%
Reimbursable items, interchange and assessment expenses		67,734

Operating income and margin	$151,687	739,378	20.52%

	Three months ended March 31, 2015
	Adjusted Segment Operating Income	Net Revenue	Adjusted Operating Margin
North America Services	$102,570	266,219	38.53%
International Services	6,983	73,730	9.47
Merchant Services	34,115	110,398	30.90
NetSpend	35,467	155,074	22.87
Intersegment	—	(9,637)
Corporate admin and other	(24,629)

Adjusted operating margin	154,506	595,784	25.93%
Acquisition intangible amortization	(23,867)
TransFirst M&A operating expenses	—
Share-based compensation	(8,143)

Operating income and margin[1]	122,496	595,784	20.56%
Reimbursable items, interchange and assessment expenses		66,372

Operating income and margin	$122,496	662,156	18.50%

[1]	Operating margin on net revenue

Adjusted Earnings Per Share

	Three months ended March 31,
(in thousands, except per share data)	2016	2015

Income from continuing operations attributable to TSYS common shareholders, as reported (GAAP)	$90,628	77,755

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization	15,021	15,761
Share-based compensation	5,406	5,441
TransFirst M&A expenses, net of taxes[1]	9,655	—

Adjusted earnings	$120,710	98,957

Basic EPS - Income from continuing operations attributable to TSYS common shareholders, as reported (GAAP)	$0.49	0.42

Adjust for amounts attributable to TSYS common shareholders (net of tax):
Acquisition intangible amortization, net of tax	0.08	0.09
Share-based compensation, net of tax	0.03	0.03
	0.05	—

Adjusted EPS[2]	$0.66	0.54

Average common shares and participating securities	183,256	184,481

[1]	Certain merger and acquisition costs are nondeductible for income tax purposes.
[2]	Adjusted EPS amounts may not total due to rounding.

Free Cash Flow

	Three months ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$145,828	158,492
Capital expenditures	(44,388)	(43,554)

Free cash flow	$101,440	114,938

Projected Outlook for 2016

As compared to 2015, TSYS expects its 2016 total revenues to increase by 50%-53%, its net revenue to increase by 22%-24%, and its adjusted EPS from continuing operations attributable to TSYS common shareholders to increase by 13%-16%. This guidance includes TransFirst’s operating results for nine months of 2016 and excludes one-time expenses incurred in connection with the TransFirst acquisition. The guidance is based on the following assumptions with respect to 2016: (1) there will be no significant movements in the London Interbank Offered Rate (LIBOR) and TSYS will not make any significant draws on the remaining balance of its revolving credit facility; (2) there will be no significant movement in foreign currency exchange rates related to TSYS’ business; (3) TSYS will not incur significant expenses associated with the conversion of new large clients, additional acquisitions, or any significant impairment of goodwill or other intangibles; (4) there will be no deconversions of large clients during the year other than as previously disclosed; and (5) the economy will not worsen. In addition, TSYS’ earnings guidance for 2016 does not include the impact of any future share repurchases.

Financial Position, Liquidity and Capital Resources

Cash Flows

The Consolidated Statements of Cash Flows detail the Company’s cash flows from operating, investing and financing activities. TSYS’ primary method of funding its operations and growth has been cash generated from current operations. TSYS has occasionally used borrowed funds to supplement financing of capital expenditures and acquisitions. For more information regarding borrowings, refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements.

Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2016	2015
Net income	$92,408	78,899
Depreciation and amortization	67,583	62,815
Deferred income tax expense	20,156	998
Provisions for fraud and other losses	12,109	8,684
Amortization of debt issuance costs	10,386	458
Other noncash items and charges, net	3,921	5,095
Excess tax benefit from share-based payment arrangements	(5,533)	(3,793)
Net change in current and other assets and current and other liabilities	(55,202)	5,336

Net cash provided by operating activities	$145,828	158,492

TSYS’ main source of funds is derived from operating activities, specifically net income. Net change in current and other assets and current and other liabilities include accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of March 31, 2016, as compared to March 31, 2015, is the result of timing of collections compared to billings as well as increased billings. The change in accounts payable and other liabilities for the same period is the result of the timing of payments. The change in accrued salaries and employee benefits is due primarily to an increase in incentive bonuses and benefits paid in the first three months of 2016 compared to the same period in 2015.

Cash Flows From Investing Activities

	Three months ended March 31,
(in thousands)	2016	2015
Additions to contract acquisition costs	$(21,010)	(12,364)
Purchases of property and equipment, net	(9,940)	(10,047)
Additions to internally developed computer software	(8,544)	(9,561)
Additions to licensed computer software from vendors	(4,894)	(11,581)
Proceeds from sale of private equity investment	—	1,839

Net cash used in investing activities	$(44,388)	(41,714)

The primary use of cash for investing activities in 2016 was for investments in contract acquisition costs associated with obtaining and servicing new or existing clients. Other major uses of cash for investing activities in 2016 were for the addition of property and equipment, internal development of computer software and the purchase of licensed computer software. The major uses of cash for investing activities in 2015 were investments in contract acquisition costs associated with obtaining and servicing new or existing clients, the addition of property and equipment, internal development of computer software and the purchase of licensed computer software conversions.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $21.0 million, including $15.7 million of client incentives, for the three months ended March 31, 2016, compared to $12.4 million for the three months ended March 31, 2015.

Private Equity Investments

The Company has entered into limited partnership agreements in connection with investing in two Atlanta-based venture capital funds focused exclusively on investing in technology-enabled financial services companies. Pursuant to each limited partnership agreement, the Company has committed to invest up to $20.0 million in each fund so long as its ownership interest in each fund does not exceed 50%. During the first three months 2016 and 2015, the Company did not make any additional investments in the funds.

Cash Flows From Financing Activities

	Three months ended March 31,
(in thousands)	2016	2015
Proceeds from borrowings of long-term debt	$1,796,295	—
Excess tax benefit from share-based payment arrangements	5,533	3,793
Proceeds from exercise of stock options	626	10,712
Subsidiary dividends paid to noncontrolling shareholders	—	(500)
Repurchase of common stock under plans and tax withholding	(5,034)	(54,415)
Purchase of noncontrolling interest	(5,879)	—
Dividends paid on common stock	(18,283)	(18,260)
Debt issuance costs	(26,592)	—
Principal payments on long-term borrowings and capital lease obligations	(304,654)	(15,086)

Net cash provided by (used in) financing activities	$1,442,012	(73,756)

The main source of cash provided by financing activities in 2016 were proceeds from borrowings of long term debt. The main uses of cash for financing activities in 2016 were principal payments on long-term borrowings and capital lease obligations, debt issuance costs and the payment of dividends. The main uses of cash for financing activities in 2015 were the repurchase of outstanding shares of common stock, the payment of dividends and the principal payments on long-term borrowings and capital lease obligations. The main source of cash provided by financing activities in 2015 were the proceeds from exercise of stock options.

Borrowings

Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

In January 2015, TSYS announced that its Board had approved a new stock repurchase plan to repurchase up to 20 million shares of TSYS stock. The shares may be purchased from time to time at prices considered appropriate. There is no expiration date of the plan.

The Company did not purchase any shares during the three months ended March 31, 2016. In the first three months of 2015, the Company purchased 1.5 million shares for approximately $54.4 million, at an average price of $37.53.

Dividends

Dividends on common stock of $18.3 million were paid during both the three months ended March 31, 2016 and March 31, 2015.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.8:1. As of March 31, 2016, TSYS had working capital of $655.8 million compared to $543.7 million as of December 31, 2015. The current ratio and working capital as of March 31, 2016 exclude $1.5 billion in cash which was obtained in anticipation of the acquisition of TransFirst, which took place on April 1, 2016.

Legal Proceedings

Refer to Note 16 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding commitments and contingencies including legal proceedings. Also, for more information regarding the Company’s legal proceedings, refer to Note 9 in the Notes to Unaudited Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ earnings guidance for 2016 total revenues, net revenue, and adjusted EPS attributable to TSYS’ common shareholders from continuing operations; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters; (vi) TSYS’ expectation with respect to the timing of deconversions and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the Company’s forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:

•	the material breach of security of any of TSYS’ systems;

•	TSYS incurs expenses associated with the signing of a significant client;

•	organic growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise or attrition rates of existing clients are higher than anticipated;

•	TSYS does not convert and deconvert clients’ portfolios as scheduled;

•	risks associated with foreign operations, including adverse developments with respect to foreign currency exchange rates;

•	adverse developments with respect to entering into contracts with new clients and retaining current clients;

•	consolidation in the financial services and other industries, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and financial institutions which are TSYS clients otherwise ceasing to exist;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and its clients;

•	adverse developments with respect to the payment card industry in general, including a decline in the use of cards as a payment mechanism;

•	the impact of potential and completed acquisitions, particularly the recently completed TransFirst acquisition, including the costs associated therewith, the acquisitions being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;

•	the impact of the application of and/or changes in accounting principles;

•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;

•	TSYS’ reliance on financial institution sponsors;

•	changes occur in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers;

•	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;

•	one or more of the assumptions upon which TSYS’ earnings guidance for 2016 is based is inaccurate;

•	the effect of current domestic and worldwide economic and geopolitical conditions;

•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;

•	other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of March 31, 2016:

(in thousands)	March 31, 2016
Europe	$190,334
China	104,678
Mexico	7,658
Other	39,153

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

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in U.S. Dollars and Japanese Yen. As TSYS translates the foreign-denominated cash balances into U.S. Dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the statements of income.

TSYS recorded a net translation gain of approximately $510,000 for the three months ended March 31, 2016 relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2016, was approximately $9.0 million, the majority of which was denominated in U.S. Dollars and Japanese Yen.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of March 31, 2016, was $26.4 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $26.4 million as of March 31, 2016.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$264	1,320	2,640	(264)	(1,320)	(2,640)

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is subject to changes in interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates. Also, refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s long-term debt.

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2016, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Other than as set forth below, no change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2016, TSYS implemented a new corporate-wide share-based compensation accounting system. The new system is expected to materially impact internal controls over financial reporting by providing enhanced share-based compensation reporting and reducing manual processes.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding TSYS’ legal proceedings, refer to Note 9 of the Notes to Unaudited Consolidated Financial Statements which is incorporated by reference into this item.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
January 2016	125		$40.20	5,150	14,850
February 2016	—		—	5,150	14,850
March 2016	—		—	5,150	14,850

Total	125	*	$40.20

*	Consists of delivery of shares to TSYS on vesting of shares to pay taxes.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description

10.1	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2012 Omnibus Plan

10.2	Form of Performance Share Agreement for 2016 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: May 5, 2016	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman and Chief Executive Officer

Date: May 5, 2016	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description

10.1	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2012 Omnibus Plan

10.2	Form of Performance Share Agreement for 2016 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document