Form 10-Q
period 2016-06-30
TOTAL SYSTEM SERVICES INC
filed 2016-08-05
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: July 26, 2016
Common Stock, $0.10 par value	183,835,996 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (Note 3)	$465,319	389,328
Accounts receivable, net of allowances for doubtful accounts, billing adjustments and merchant losses of $5.3 million and $4.0 million as of 2016 and 2015, respectively	396,693	314,705
Prepaid expenses and other current assets (Note 3)	147,419	154,199

Total current assets	1,009,431	858,232
Goodwill	3,252,118	1,545,424
Other intangible assets, net of accumulated amortization of $327.0 million and $257.1 million as of 2016 and 2015, respectively	1,002,589	328,320
Computer software, net of accumulated amortization of $719.5 million and $680.6 million as of 2016 and 2015, respectively	459,290	405,070
Property and equipment, net of accumulated depreciation and amortization of $473.2 million and $457.3 million as of 2016 and 2015, respectively (Note 7)	286,843	289,898
Contract acquisition costs, net of accumulated amortization of $297.4 million and $287.9 million as of 2016 and 2015, respectively (Note 3)	249,148	247,811
Equity investments, net	116,523	106,118
Deferred income tax assets	6,394	6,242
Other assets	94,697	90,780

Total assets	$6,477,033	3,877,895

Liabilities
Current liabilities:
Current portion of long-term borrowings (Note 4)	$45,860	50,078
Accrued salaries and employee benefits	43,293	66,594
Accounts payable	34,428	52,213
Current portion of obligations under capital leases	3,225	3,468
Other current liabilities (Note 3)	236,679	166,579

Total current liabilities	363,485	338,932
Long-term borrowings, excluding current portion (Note 4)	3,597,586	1,373,878
Deferred income tax liabilities	411,532	192,444
Obligations under capital leases, excluding current portion	2,568	3,663
Other long-term liabilities	93,135	96,886

Total liabilities	4,468,306	2,005,803

Redeemable noncontrolling interest in consolidated subsidiary	23,299	23,410

Commitments and contingencies (Note 9)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,765 and 202,769 issued as of 2016 and 2015, respectively; 183,826 and 182,781 outstanding as of 2016 and 2015, respectively	20,277	20,277
Additional paid-in capital	256,002	241,891
Accumulated other comprehensive loss, net (Note 3)	(47,277)	(33,544)
Treasury stock, at cost (18,939 and 19,988 shares as of 2016 and 2015, respectively)	(623,598)	(641,664)
Retained earnings	2,380,024	2,256,058

Total shareholders’ equity	1,985,428	1,843,018

Noncontrolling interest in consolidated subsidiary	-	5,664

Total equity	1,985,428	1,848,682

Total liabilities and equity	$6,477,033	3,877,895

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Total revenues (Note 7)	$1,151,587	692,652	$1,890,965	1,354,808

Cost of services	837,660	459,960	1,318,216	909,676
Selling, general and administrative expenses	178,106	102,090	285,241	192,034

Total operating expenses	1,015,766	562,050	1,603,457	1,101,710

Operating income	135,821	130,602	287,508	253,098
Nonoperating expenses, net	(30,061)	(10,209)	(52,501)	(19,418)

Income before income taxes and equity in income of equity investments	105,760	120,393	235,007	233,680
Income taxes	40,290	41,597	83,719	81,379

Income before equity in income of equity investments	65,470	78,796	151,288	152,301
Equity in income of equity investments, net of tax	6,278	4,579	12,868	9,973

Net income	71,748	83,375	164,156	162,274
Net income attributable to noncontrolling interests	(2,040)	(536)	(3,820)	(1,680)

Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$69,708	82,839	$160,336	$160,594

Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 10):	$0.38	0.45	$0.87	0.87

Diluted EPS attributable to TSYS common shareholders (Note 10):	$0.38	0.45	$0.87	0.87

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$71,748	83,375	164,156	162,274
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,159)	9,641	(13,927)	(3,720)
Postretirement healthcare plan adjustments	(391)	147	(781)	294
Unrealized gain on available-for-sale securities	682	443	643	1,035

Other comprehensive gain (loss)	(10,868)	10,231	(14,065)	(2,391)

Comprehensive income	60,880	93,606	150,091	159,883
Comprehensive income attributable to noncontrolling interests	(2,040)	(888)	(3,488)	(1,758)

Comprehensive income attributable to TSYS common shareholders	$58,840	92,718	146,603	158,125

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$164,156	162,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,552	126,720
Provisions for fraud and other losses	25,216	20,210
Share-based compensation	20,724	20,173
Deferred income tax (expense) benefit	18,519	(12,954)
Amortization of debt issuance costs	11,451	917
Provisions for bad debt expenses and billing adjustments	2,938	2,486
Charges for transaction processing provisions	2,191	3,221
Dividends received from equity investments	808	984
Amortization of bond discount	318	197
Changes in value of private equity investments	316	(1,521)
Loss on disposal of equipment, net	289	4
Net (gain) loss on foreign currency	(1,469)	910
Excess tax benefit from share-based payment arrangements	(8,034)	(4,106)
Equity in income of equity investments	(12,868)	(9,973)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(28,384)	(34,323)
Accrued salaries and employee benefits	(27,554)	(1,299)
Prepaid expenses, other current assets and other long-term assets	(19,907)	(4,144)
Accounts payable	(17,473)	564
Other current liabilities and other long-term liabilities	35,172	14,953

Net cash provided by operating activities	338,961	285,293

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(2,345,438)	-
Additions to contract acquisition costs	(31,276)	(40,094)
Purchases of property and equipment	(20,669)	(22,454)
Additions to internally developed computer software	(18,484)	(20,869)
Additions to licensed computer software from vendors	(11,379)	(13,134)
Purchase of private equity investments	(1,730)	(2,800)
Proceeds from sale of private equity investment	120	1,839

Net cash used in investing activities	(2,428,856)	(97,512)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	2,666,295	-
Proceeds from exercise of stock options	9,737	19,260
Excess tax benefit from share-based payment arrangements	8,034	4,106
Subsidiary dividends paid to noncontrolling shareholders	(3,829)	(2,818)
Repurchase of common stock under plans and tax withholding	(5,034)	(83,521)
Purchase of noncontrolling interest	(5,878)	-
Debt issuance costs	(26,554)	-
Dividends paid on common stock	(36,622)	(36,878)
Principal payments on long-term borrowings and capital lease obligations	(435,953)	(26,393)

Net cash provided by (used in) financing activities	2,170,196	(126,244)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(4,310)	(1,342)

Net increase in cash and cash equivalents	75,991	60,195
Cash and cash equivalents at beginning of period	389,328	289,183

Cash and cash equivalents at end of period	$465,319	349,378

Supplemental cash flow information:
Interest paid	$30,029	20,305

Income taxes paid, net	$26,134	68,256

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

Revenue Recognition

With the acquisition of TransFirst Holdings Corp. (TransFirst) on April 1, 2016, TSYS included TransFirst’s results as part of the Merchant Services segment. TransFirst’s revenues are reported gross, which includes amounts paid for interchange and assessments as TransFirst is the principal in the contractual relationship with its customers. Expenses covering interchange and assessment fees are included in TransFirst’s cost of services and are directly attributable to processing fee revenues and are recognized in the same period as the related revenue.

Recently Adopted Accounting Pronouncements

The Company adopted the following Accounting Standards Updates (ASUs) on January 1, 2016:

ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The Company early adopted this ASU resulting in $24.7 million of current net deferred tax assets as of December 31, 2015 being moved to noncurrent. The guidance was applied retrospectively. The adoption of this ASU did not have a material impact on the Company’s results of operations or cash flows.

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

ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” and ASU 2015-03 “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” These ASUs require entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts, and allow entities to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize deferred debt issuance costs ratably over the term of a line-of-credit arrangement. The guidance was applied retrospectively. The adoption of this guidance resulted in $6.4 million of debt issuance costs as of December 31, 2015 being moved from noncurrent assets on the Company’s balance sheet to liabilities that offset both the current and noncurrent portions of the debt which these costs are associated as of June 30, 2016. The Company continues to include debt issuance costs associated with a line-of-credit in its noncurrent assets. The adoption of this guidance did not have a material impact on the Company’s results of operations or cash flows.

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

New Accounting Pronouncements

In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which affects only the following narrow aspects of Topic 606: Assessing the Collectability Criterion; Presentation of Sales and Other Taxes Collected from Customers; Noncash Consideration; Contract Modification at Transition; Completed Contracts at Transition; and Technical Correction. The ASU is effective for the Company on January 1, 2018, with early adoption permitted no sooner than January 1, 2017. The Company has not determined the effect on its ongoing financial reporting for adoption of this ASU.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The ASU is effective for the Company on January 1, 2018, with early adoption permitted no sooner than January 1, 2017. The Company has not determined the effect on its ongoing financial reporting for adoption of this ASU.

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

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company has not determined the effect on its ongoing financial reporting for adoption of this ASU.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the six months ended June 30, 2016 and 2015.

As of June 30, 2016, the Company had recorded goodwill in the amount of $3.3 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2016, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. Dollar. All amounts in domestic accounts are denominated in U.S. Dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents in domestic accounts	$405,248	307,578
Cash and cash equivalents in foreign accounts	60,071	81,750

Total	$465,319	389,328

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2016	December 31, 2015
Prepaid expenses	$54,821	37,961
Supplies inventory	15,808	15,114
Income taxes receivable	21,065	51,322
Other	55,725	49,802

Total	$147,419	154,199

Contract Acquisition Costs, Net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2016	December 31, 2015
Conversion costs, net of accumulated amortization of $156.6 million and $149.9 million as of 2016 and 2015, respectively	$151,870	159,000
Payments for processing rights, net of accumulated amortization of $140.8 million and $137.9 million as of 2016 and 2015, respectively	97,278	88,811

Total	$249,148	247,811

Amortization expense related to conversion costs, which is recorded in cost of services, was $7.3 million and $7.6 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, amortization expense related to conversion costs was $14.4 million and $13.1 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $5.0 million and $3.7 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, amortization expense related to payments for processing rights was $9.9 million and $7.8 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2016	December 31, 2015
Deferred revenues	$41,574	39,863
Accrued expenses	32,474	26,017
Dividends payable	19,115	19,367
Accrued interest	21,374	2,820
Accrued third-party commissions	25,671	9,810
Other	96,471	68,702

Total	$236,679	166,579

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

	(a)	(b)	(c)	(d)	(a+d)
(in thousands)	Beginning Balance December 31, 2015	Pretax Amount	Tax Effect	Net-of-Tax Amount (b-c)	Ending Balance June 30, 2016
Foreign currency translation adjustments and transfers from noncontrolling interests	$(35,013)	(16,879)	(3,284)	$(13,595)	$(48,609)
Unrealized gain on available-for-sale securities	2,503	1,004	361	643	3,146
Change in AOCI related to postretirement healthcare plans	(1,034)	(1,224)	(443)	(781)	(1,814)

Total	$(33,544)	(17,099)	(3,366)	$(13,733)	$(47,277)

There were no reclassifications of AOCI to net income or to other accounts for the six months ended June 30, 2016.

Note 4 — Long-Term Borrowings

On January 26, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Vista Equity Partners Fund V, L.P., a Delaware limited partnership (“Fund V”), Vista Equity Partners Fund V-A, L.P., a Cayman Islands limited partnership (“Fund V-A”), Vista Equity Partners Fund V-B, L.P., a Cayman Islands limited partnership (“Fund V-B”), Vista Equity Partners Fund V Executive, L.P., a Delaware limited partnership (“Fund V Executive”), VEPF V FAF, L.P., a Delaware limited partnership (“VEPF V”), Vista Equity Associates, LLC, a Delaware limited liability company (“Associates LLC” and, together with Fund V, Fund V-A, Fund V-B, Fund V Executive and VEPF V, the “Sellers”), and TransFirst, a Delaware corporation, pursuant to which, and upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company acquired all of the outstanding capital stock of TransFirst from the Sellers on April 1, 2016.

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

Borrowings under the Credit Agreement will accrue interest at the base rate (as defined in the Credit Agreement) or, for certain euro-denominated borrowings, the London Interbank Offered Rate (“LIBOR”), in each case plus a margin that is set based on the Company’s corporate credit ratings. The applicable margin for loans bearing interest based on LIBOR ranges from 0.900% to 1.500% for revolving loans and 1.000% to 1.750% for term loans. The applicable margin for loans bearing interest based on the base rate ranges from 0.000% to 0.500% for revolving loans and 0.000% to 0.750% for term loans. In addition, the Company will pay the lenders a facility fee ranging from 0.100% to 0.250% per annum, depending on the Company’s corporate credit ratings, on the commitments under the Revolving Loan Facility (regardless of usages) and the undrawn commitment amount in respect of the Delayed Draw Term Loan. Based on the Company’s current corporate credit ratings, (i) the applicable margin for loans accruing interest at the base rate is 0.500% for term loans and 0.300% for revolving loans and (ii) the applicable margin for loans accruing interest at LIBOR is 1.500% for term loans and 1.300% for revolving loans. The Credit Agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of our corporate existence, material compliance with laws and the payment of taxes and other material obligations. During the quarter ended June 30, 2016, the Company repaid $125.0 million on the Revolving Loan Facility. As of June 30, 2016, the outstanding balance on the Revolving Loan Facility was $345.0 million.

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

Note 5— Share-Based Compensation

Refer to Notes 1 and 19 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses typically for segment reporting purposes. TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended June 30, 2016, share-based compensation was $12.6 million, compared to $12.0 million for the same period in 2015. For the six months ended June 30, 2016, share-based compensation was $20.7 million, compared to $20.2 million for the same period in 2015.

Nonvested Share Awards

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

	Six months ended June 30,
	2016	2015
Number of shares granted	326,678	367,175
Market value (in millions)	$15.0	13.9

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key executives. The Company has also granted performance-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest, up to a maximum of 200%. During the first six months of 2016 and 2015, the Compensation Committee established performance goals based on adjusted EPS, revenue growth and revenues before reimbursable items and market goals based on Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 over the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of June 30, 2016, there was approximately $30.7 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2018. As of June 30, 2016, there was approximately $3.2 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2018.

The following table summarizes the market-based awards granted during the first six months of 2016 and 2015:

Year Awarded	Type of Award	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through

2016	Market	December 2017	TSR	6,403	December 2017

2016	Market	December 2018	TSR	50,878	December 2018

2015	Market	December 2017	TSR	54,872	December 2017

The following table summarizes the performance-based awards granted during the first six months of 2016 and 2015:

Year Awarded	Type of Award	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through

2016	Performance	December 2016	Revenues before Reimbursable Items and Adjusted EPS	15,605	December 2016

2016	Performance	December 2017	Adjusted EPS	14,940	December 2017

2016	Performance	December 2018	Merchant Segment Net Revenue, Corporate Accountability Operating Income and attainment of synergies from TransFirst acquisition	29,332	December 2018

2016	Performance	December 2018	Revenues before Reimbursable Items and Adjusted Operating Income	67,517	December 2018

2016	Performance	December 2018	Merchant Segment Net Revenue and Corporate Accountability Operating Income	78,220	December 2018

2016	Performance	December 2018	Adjusted EPS	118,722	December 2018

2016	Performance	December 2016	Revenues before Reimbursable Items and Adjusted EPS	144,995	December 2018

2015	Performance	December 2017	Adjusted EPS	128,034	December 2017

2015	Performance	December 2015	Revenues before Reimbursable Items and Adjusted EPS	165,543	December 2018

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six months ended June 30,
	2016	2015
Number of options granted	687,685	585,833
Weighted average exercise price	$47.01	38.67
Risk-free interest rate	1.24%	1.72%
Expected volatility	21.53%	20.83%
Expected term (years)	4.5	6.3
Dividend yield	0.86%	1.04%
Weighted average fair value	$8.50	8.11

As of June 30, 2016, there was approximately $5.4 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.6 years.

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

TSYS’ effective tax rate was 38.1% and 34.6% for the three months ended June 30, 2016 and 2015, respectively. TSYS’ effective tax rate was 35.6% and 34.8% for the six months ended June 30, 2016 and 2015, respectively. The increased rate during the six months ended June 30, 2016 was primarily due to differences in discrete items and differences in permanent items.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits were $14.2 million and $13.1 million as of June 30, 2016 and December 31, 2015, respectively, which resulted in an increase of $1.1 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $0.9 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2016 and December 31, 2015, that, if recognized, would affect the effective tax rates are $14.4 million and $13.2 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.6 million and $0.5 million, respectively. TSYS does not expect any material changes to its calculation of uncertain tax positions during the next twelve months.

Note 7 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s total assets by segment:

	As of
	June 30, 2016	December 31, 2015
North America Services	$5,783,281	3,485,924
International Services	305,927	348,714
Merchant Services	3,361,007	689,781
NetSpend	1,479,537	1,504,740
Intersegment assets	(4,452,719)	(2,151,264)

Total assets	$6,477,033	3,877,895

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended June 30,		Six months ended June 30,

(in thousands)	2016	2015	2016	2015
Operating income (a)	$135,821	130,602	287,508	253,098
Share-based compensation	12,566	12,030	20,724	20,173
TransFirst M&A expenses	20,676	-	24,078	-
Acquisition intangible amortization	58,486	22,852	81,407	46,718

Adjusted operating income (b)	$227,549	165,484	413,717	319,989

Adjusted operating income by segment:
North America Services ( c )	$112,737	108,385	237,525	210,956
International Services (d)	15,751	13,353	26,040	20,336
Merchant Services ( e )	89,915	40,690	128,272	74,805
NetSpend (f)	42,481	36,442	84,682	71,909
Corporate Administration and Other	(33,335)	(33,386)	(62,802)	(58,017)

Adjusted segment operating income	$227,549	165,484	413,717	319,989

Total revenues (g)	$1,151,587	692,652	1,890,965	1,354,808
Reimbursable items, interchange and assessment expenses	356,650	70,568	424,384	136,940

Net revenue (h)	794,937	622,084	1,466,581	1,217,868
Intersegment	8,089	8,461	21,045	18,098

Segment net revenue	$803,026	630,545	1,487,626	1,235,966

Segment net revenue:
North America Services (i)	$297,168	287,199	600,809	553,418
International Services (j)	81,771	83,857	157,125	157,587
Merchant Services (k)	261,467	117,868	382,079	228,266
NetSpend (l)	162,620	141,621	347,613	296,695

Segment net revenue	$803,026	630,545	1,487,626	1,235,966

Operating margin (GAAP) (a)/(g)	11.79%	18.86%	15.20%	18.68%

Adjusted operating margin on net revenue (b)/(h)	28.6%	26.6%	28.2%	26.3%

Adjusted segment operating margin on net revenue:
North America Services ( c )/(i)	37.9%	37.7%	39.5%	38.1%

International Services (d)/(j)	19.3%	15.9%	16.6%	12.9%

Merchant Services ( e )/(k)	34.4%	34.5%	33.6%	32.8%

NetSpend (f)/(l)	26.1%	25.7%	24.4%	24.2%

Depreciation and amortization
North America Services	$27,442	24,468	54,925	47,532
International Services	8,207	8,628	16,343	17,406
Merchant Services	6,806	4,446	11,856	8,723
NetSpend	3,116	2,622	6,225	4,915

Segment depreciation and amortization	45,571	40,164	89,349	78,576
Acquisition intangible amortization	58,486	22,852	81,407	46,718
Corporate Administration and Other	912	889	1,796	1,426

Total depreciation and amortization	$104,969	63,905	172,552	126,720

1Net revenue and adjusted segment operating income are non-GAAP measures. Net revenue is total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense. Adjusted segment operating income excludes acquisition intangible amortization, TransFirst M&A expenses, share-based compensation and expenses associated with Corporate Administration and Other.

Assets and Revenues by Geographic Area

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	June 30, 2016	December 31, 2015
United States	$241,971	241,814
Europe*	39,153	41,953
Other*	5,719	6,131

Total	$286,843	289,898

*Property and equipment are impacted by movements in foreign currency exchange rates.

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended June 30, 2016
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$263,292	-	567,258	161,941	$992,491
Canada*	73,072	-	65	-	73,137
Europe*	200	74,960	-	-	75,160
Mexico	2,944	-	-	-	2,944
Other*	4,295	3,348	212	-	7,855

Total	$343,803	78,308	567,535	161,941	$1,151,587

	Six months ended June 30, 2016
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$520,941	-	704,978	346,139	$1,572,058
Canada*	142,922	-	130	-	143,052
Europe*	399	144,574	-	-	144,973
Mexico	9,029	-	-	-	9,029
Other*	8,460	12,987	406	-	21,853

Total	$681,751	157,561	705,514	346,139	$1,890,965

	Three months ended June 30, 2015
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$244,882	-	137,046	141,621	$523,549
Canada*	72,360	-	22	-	72,382
Europe*	201	76,646	164	-	77,011
Mexico	4,099	-	-	-	4,099
Other*	4,853	10,585	173	-	15,611

Total	$326,395	87,231	137,405	141,621	$692,652

	Six months ended June 30, 2015
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$458,305	-	265,847	296,695	$1,020,847
Canada*	150,169	-	228	-	150,397
Europe*	397	144,269	22	-	144,688
Mexico	8,368	-	-	-	8,368
Other*	9,887	20,269	352	-	30,508

Total	$627,126	164,538	266,449	296,695	$1,354,808

*Revenues are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and six months ended June 30, 2016 and 2015, the Company did not have any major customers.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first six months of 2016 and 2015, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 5 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

There was approximately $720,000 of equipment or software acquired under capital lease obligations in the first six months of 2016. The Company acquired equipment and software under capital lease obligations in the amount of $1.4 million during the first six months of 2015 related to software and other peripheral hardware.

Equipment and Software Acquired Under Direct Financing

The Company did not acquire any equipment or software under direct financing during the first six months of 2016 or 2015.

Note 9 — Commitments and Contingencies

Refer to Note 16 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions as of June 30, 2016 was $14.2 million. Refer to Note 6 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next twelve months.

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

Note 10 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016		2015
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$69,708		82,839
Less income allocated to nonvested awards	(347)	347	(724)	724

Net income allocated to common stock for EPS calculation (a)	$69,361	347	82,115	724

Average common shares outstanding (b)	183,724	934	182,204	1,625

Basic EPS (a)/(b)	$0.38	0.37	0.45	0.45

Diluted EPS:
Net income attributable to TSYS common shareholders	$69,708		82,839
Less income allocated to nonvested awards	(346)	346	(721)	721

Net income allocated to common stock for EPS calculation (c)	$69,362	346	82,118	721

Average common shares outstanding	183,724	934	182,204	1,625
Increase due to assumed issuance of shares related to common equivalent shares outstanding	874		1,191

Average common and common equivalent shares outstanding (d)	184,598	934	183,395	1,625

Diluted EPS (c)/(d)	$0.38	0.37	0.45	0.44

	Six months ended June 30,
	2016		2015
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$160,336		160,594
Less income allocated to nonvested awards	(850)	850	(1,437)	1,437

Net income allocated to common stock for EPS calculation (a)	$159,486	850	159,157	1,437

Average common shares outstanding (b)	183,489	989	182,487	1,667

Basic EPS (a)/(b)	$0.87	0.86	0.87	0.86

Diluted EPS:
Net income attributable to TSYS common shareholders	$160,336		160,594
Less income allocated to nonvested awards	(847)	847	(1,431)	1,431

Net income allocated to common stock for EPS calculation (c)	$159,489	847	159,163	1,431

Average common shares outstanding	183,489	989	182,487	1,667
Increase due to assumed issuance of shares related to common equivalent shares outstanding	846		1,145

Average common and common equivalent shares outstanding (d)	184,335	989	183,632	1,667

Diluted EPS (c)/(d)	$0.87	0.86	0.87	0.86

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 0.2 million and 0.4 million common shares for the three and six months ended June 30, 2016, respectively, and excludes 1.9 million and 2.0 million common shares for the three and six months ended June 30, 2015, respectively, because their inclusion would have been anti-dilutive.

Note 11 — Acquisitions

Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding acquisitions.

On April 1, 2016, the Company acquired all of the outstanding capital stock of TransFirst for an aggregate purchase price of $2.35 billion in cash as of the closing, which is subject to certain working capital and other adjustments, as described in the Purchase Agreement. TransFirst previously operated as a privately held company, under the ownership of Vista Equity Partners. The results of the newly acquired business are being reported by TSYS as part of the Merchant Services segment.

The Company funded the cash consideration and the payment of transaction-related expenses through a combination of cash-on-hand and proceeds from debt financings, including proceeds drawn under the Company’s Credit Agreement and the proceeds from an issuance of Notes, which together included proceeds of approximately $2.35 billion.

The goodwill amount of $1.7 billion arising from the acquisition is primarily attributable to the expansion of customer base, differentiated distribution channels and economies of scale expected from combining the operations of TSYS and TransFirst. All of the goodwill was assigned to TSYS’ Merchant Services segment. The goodwill recognized is not expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for TransFirst and the preliminary recognized amounts of the identifiable assets acquired and liabilities assumed on April 1, 2016 (the acquisition date). These amounts will remain preliminary until the valuation analysis has been finalized. The measurement period during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment ends one year following the acquisition date. The Company continues to evaluate consideration paid, deferred taxes, intangible assets, goodwill and financial liabilities.

(in thousands)
Consideration
Cash	$2,351,344

Fair value of total consideration transferred	$2,351,344

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$5,906
Accounts receivable, net	62,313
Property equipment and software	12,726
Identifiable intangible assets	816,131
Deferred tax asset	2,244
Other assets	7,509
Deferred tax liability	(206,757)
Financial liabilities	(56,501)

Total identifiable net assets	643,571
Goodwill	1,707,773

$2,351,344

Identifiable intangible assets acquired in the TransFirst acquisition include merchant relationships, channel partners, current technology, the TransFirst trade name, non-compete agreements and a favorable lease. The identifiable intangible assets had no significant estimated residual value. These intangible assets are being amortized over their estimated useful lives of three to ten years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets. The fair value of the acquired identifiable intangible assets of $816.1 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. The fair values and useful lives of the identified intangible assets were primarily determined using forecasted cash flows, which included estimates for certain assumptions such as revenues, expenses, attrition rates and royalty rates. The estimated fair value of identifiable intangible assets acquired in the acquisition and the related estimated weighted average useful lives are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)

Merchant relationships	$590.0	10.0
Channel partners	121.0	10.0
Current technology	72.0	6.0
Trade name	16.0	3.0
Covenants not-to-compete	15.0	4.0
Favorable lease	2.1	5.6

Total acquired identifiable intangible assets	$816.1	9.4

The fair value measurement of the identifiable intangible assets represents Level 2 and Level 3 measurements as defined by GAAP. Key assumptions include (a) cash flow projections based on market participant and internal data, (b) a discount rate of 8.5%, (c) a pre-tax royalty rate range of 1%-3%, (d) attrition rates of 11%-16%, (e) an effective tax rate of 40%, and (f) a terminal value based on a long-term sustainable growth rate of 3%.

In connection with the acquisition, TSYS incurred $25.1 million in acquisition-related costs primarily related to professional, legal and accounting costs, which are recorded in selling, general and administrative expenses and $9.8 million related to the bridge term loan facility, which is included in interest expense. These costs are expensed as incurred and are included on the income statement for the six months ended June 30, 2016.

Pro Forma Results of Operations

The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2016 and June 30, 2015 as if the merger with TransFirst had occurred on January 1, 2015. The unaudited pro forma information reflects certain pro forma adjustments to the combined historical financial information of TSYS and TransFirst. The pro forma adjustments include incremental amortization and depreciation expense, incremental interest expense associated with new long-term debt, a reduction of revenues and operating expenses associated with contracts existing between the companies and the elimination of nonrecurring transaction costs directly related to the merger.

The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the merger had been made as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Actual		Supplemental pro forma
	Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
(in thousands, except per share data)
Revenue	$1,151,587	692,652	1,151,587	1,080,237

Net income attributable to TSYS common shareholders	$69,708	82,839	89,588	80,111

Basic EPS attributable to TSYS common shareholders	$0.38	0.45	0.49	0.44

Diluted EPS attributable to TSYS common shareholders	$0.38	0.45	0.49	0.44

	Actual		Supplemental pro forma
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(in thousands, except per share data)
Revenue	$1,890,965	1,354,808	2,283,124	2,086,367

Net income attributable to TSYS common shareholders	$160,336	160,594	184,729	148,958

Basic EPS attributable to TSYS common shareholders	$0.87	0.87	1.01	0.82

Diluted EPS attributable to TSYS common shareholders	$0.87	0.87	1.00	0.81

The unaudited pro forma financial information presented above does not purport to represent what the actual results of our operations would have been if the acquisition of TransFirst’s operations had occurred prior to January 1, 2015, nor is it indicative of the future operating results of TSYS. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.

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

The pro forma adjustments do not reflect the following material items that result directly from the acquisition and which impacted our statement of operations following the acquisition:

•	Acquisition and related financing transaction costs relating to fees to investment bankers, attorneys, accountants, and other professional advisors, and other transaction-related costs that were not capitalized as deferred financing costs; and

•	The effect of anticipated cost savings or operating efficiencies expected to be realized and related restructuring charges such as technology and infrastructure integration expenses, and other costs related to the integration of TransFirst into TSYS.

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

Note 12 — Subsequent Events

Management performed an evaluation of the Company’s activity as of the date these financial statements were issued, and has concluded that there are no significant subsequent events requiring disclosure.

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

TSYS acquires other companies as part of its strategy for growth. In April 2016, the Company completed the acquisition of all the outstanding stock of TransFirst Holdings Corp. (TransFirst). TransFirst is part of the Merchant Services segment. Refer to Note 11 in the Notes to Unaudited Consolidated Financial Statements for more information about the acquisition of TransFirst.

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

A summary of the financial highlights for 2016, as compared to 2015, is provided below:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2016	2015	Percent Change	2016	2015	Percent Change
Total revenues	$1,151,587	692,652	66.3%	$1,890,965	1,354,808	39.6%
Net revenue[1]	$794,937	622,084	27.8	1,466,581	1,217,868	20.4
Operating income	$135,821	130,602	4.0	287,508	253,098	13.6
Net income attributable to TSYS common shareholders	$69,708	82,839	(15.9)	160,336	160,594	(0.2)
Basic earnings per share (EPS) attributable to TSYS common shareholders	$0.38	0.45	(15.8)	0.87	0.87	0.2
Diluted EPS attributable to TSYS common shareholders	$0.38	0.45	(15.7)	0.87	0.87	0.4
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[2]	$274,032	206,537	32.7	504,862	399,991	26.2
Adjusted EPS[3]	$0.74	0.58	27.9	1.40	1.11	25.5
Cash flows from operating activities				$338,961	285,293	18.8
Free cash flow[4]				$257,154	188,741	36.2

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

1Net revenue is total revenues less reimbursable items (such as postage), as well as, merchant acquiring, interchange and assessment fees   charged by the card associations or payment networks that are recorded by TSYS as expense.

2Adjusted EBITDA is net income, excluding equity in income of equity investments, nonoperating income/(expense), income taxes,   depreciation, amortization, share-based compensation expenses and other items.

3Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted earnings is net   income excluding noncontrolling interests, the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles   and other items.

4Free cash flow is net cash provided by operating activities less capital expenditures.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of June 30,
AOF	2016	2015	Percent Change
Consumer	425.3	400.5	6.2%
Commercial	47.0	44.0	7.1
Other	28.8	24.0	19.6

Traditional AOF[1]	501.1	468.5	7.0
Prepaid/Stored Value[2]	79.5	133.1	(40.3)
Government Services[3]	84.6	77.1	9.8
Commercial Card Single-Use[4]	76.9	72.7	5.8

Total AOF	742.1	751.4	(1.2) %

1Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the   tendency to have more transactional activity than prepaid, government services and single-use accounts.

2Prepaid does not include NetSpend accounts. These accounts tend to have less transactional activity than the traditional accounts.   Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used at a later   date. These accounts tend to be the least active of all accounts on file.

3Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have   minimal activity.

4Commercial card single-use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.

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

Contractual Obligations

The total liability for uncertain tax positions under GAAP as of June 30, 2016 is $14.2 million. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the next twelve months.

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

Total revenues increased 66.3% and 39.6%, respectively, for the three and six months ended June 30, 2016, compared to the same periods in 2015. The impact of the acquisition of TransFirst on total revenues for both the three and six months ended June 30, 2016 was $418.8 million. The increases in revenues for the three and six months ended June 30, 2016 also include decreases of $6.0 million and $11.6 million related to the effects of currency translation of foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure. Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring, interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage and network association fees. The Company’s reimbursable items are impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2016 were $66.1 million and $133.9 million, decreases of 6.3% and 2.2%, respectively, compared to the same periods last year. Interchange and assessment expenses for both the three and six months ended June 30, 2016 was $290.5 million.

Net revenue increased $172.9 million and $248.7 million, or 27.8% and 20.4%, during the three and six months ended June 30, 2016, compared to the same periods in 2015. The increase in net revenue for the three and six months ended June 30, 2016, as compared to the same periods in 2015, are largely the result of the acquisition of TransFirst in April 2016, as well as organic growth, partially offset by decreases of $5.6 million and $10.9 million associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and six months ended June 30, 2016, the Company does not have a major customer on a consolidated basis. However, a significant amount of the Company’s revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Operating Segments

TSYS’ services are provided through four operating segments: North America Services, International Services, Merchant Services and NetSpend. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s operating segments and reconciliations to non-GAAP measures.

Issuing Services – North America Services and International Services

The Company’s North America Services and International Services segments have many long-term customer contracts with card issuers providing account processing and output services for printing and embossing items. These contracts generally require advance notice prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or client incentives associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segments with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

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

TSYS’ revenues in its North America Services and International Services segments are primarily derived from electronic payment processing. There are certain basic core services directly tied to accounts on file (AOF) and transactions. These are provided to all of TSYS’ processing clients. The core services begin with an AOF.

The core services include housing an AOF, authorizing transactions (authorizations), accumulating monthly transactional activity (transactions) and providing a monthly statement (statement generation). From these core services, TSYS’ clients also have the option to use fraud and portfolio management services. Collectively, these services are considered volume-based revenues.

Non-volume related revenues include processing fees which are not directly associated with AOF and transactional activity, such as certain value added products and services, custom programming and certain other services, which are only offered to TSYS’ processing clients.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and six months ended June 30, 2016.

Below is a summary of the North America Services segment:

	Three months ended June 30,			Six months ended June 30,

(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Volume-based revenues	$ 156,300	150,508	3.8%	$ 308,782	286,998	7.6%

Non-volume related revenues:
Processing fees	59,652	59,725	(0.1)	119,208	117,556	1.4
Value-added, custom programming, licensing and other	37,539	37,738	(0.5)	83,200	72,461	14.8
Output and managed services	43,677	39,228	11.3	89,619	76,403	17.3

Total non-volume related revenues	140,868	136,691	3.1	292,027	266,420	9.6

Net revenue	$ 297,168	287,199	3.5	$ 600,809	553,418	8.6

Total revenues	$ 343,432	333,844	2.9	$ 693,058	643,077	7.8

Adjusted segment operating income[1]	$ 112,737	108,385	4.0	$ 237,525	210,956	12.6

Adjusted segment operating margin[2]	37.9%	37.7%		39.5%	38.1%

Key indicators (in millions):
AOF				660.9	677.5	(2.5)
Traditional AOF				435.1	405.4	7.3
Transactions	4,326.6	4,042.2	7.0	8,296.2	7,353.0	12.8

1Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate   Administration and Other.

2Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three and six months ended June 30, 2016, respectively, approximately 52.6% and 51.4% of net revenue was driven by the volume of AOF and transactions processed and approximately 47.4% and 48.6% was derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

The increases in net revenue and total segment revenues for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, are driven by organic growth.

During the first quarter of 2015, two of the Company’s largest prepaid processing clients in the North America Services segment informed TSYS that they did not intend to renew their prepaid processing agreements. The revenues associated with these clients, in the aggregate, accounted for approximately 2% of the Company’s total consolidated revenues in the first six months of 2015. One of the deconversions was completed in early October 2015. The other is expected to be completed during the first half of 2017.

The increases in adjusted segment operating income for the three and six months ended June 30, 2016, respectively, as compared to 2015, are driven by increases in revenues, partially offset by increases in technology and facilities expenses and other expenses.

International Services

The International Services segment provides issuer and acquirer solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and six months ended June 30, 2016.

Below is a summary of the International Services segment:

	Three months ended June 30,			Six months ended June 30,

(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Volume-based revenues	$30,254	30,330	(0.3) %	$59,454	59,283	0.3%

Non-volume related revenues:
Processing fees	15,566	15,842	(1.7)	29,870	30,600	(2.4)
Value-added, custom programming, licensing and other	20,874	21,684	(3.7)	38,044	40,187	(5.3)
Output and managed services	15,077	16,001	(5.8)	29,757	27,517	8.1

Total non-volume related revenues	51,517	53,527	(3.8)	97,671	98,304	(0.6)

Net revenue	$81,771	83,857	(2.5)	$157,125	157,587	(0.3)

Total revenues	$87,509	89,618	(2.4)	$168,582	169,420	(0.5)

Adjusted segment operating income[1]	$15,751	13,353	18.0	$26,040	20,336	28.0

Adjusted segment operating margin[2]	19.3%	15.9%		16.6%	12.9%

Key indicators (in millions):
AOF				81.3	73.9	10.0
Traditional AOF				66.0	63.1	4.7
Transactions	658.5	613.9	7.3	1,276.9	1,185.9	7.7

1Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate  Administration and Other.

[2]Adjusted	segment operating margin equals adjusted segment operating income divided by net revenue.

For the three and six months ended June 30, 2016, respectively, approximately 37.0% and 37.8% of net revenue was driven by the volume of AOF and transactions processed and approximately 63.0% and 62.2% was derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming and licensing arrangements.

Net revenue decreased for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 primarily due to decreases of $5.6 million and $10.8 million associated with currency translation.

Total segment revenues for the three and six months ended June 30, 2016, as compared to the same periods in 2015, include decreases of $6.0 million and $11.6 million associated with currency translation.

The increases in adjusted segment operating income for the three and six months ended June 30, 2016, as compared to 2015, are driven primarily by decreases in costs of services, partially offset decreases in non-volume related revenues.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant Services processing and related services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has no major customers for the three and six months ended June 30, 2016.

Below is a summary of the Merchant Services segment:

	Three months ended June 30,			Six months ended June 30,

(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Net revenue	$261,467	117,868	nm %	$382,079	228,266	67.4%

Total revenues	$567,582	137,472	nm	$705,611	266,576	nm

Adjusted segment operating income[1]	$89,915	40,690	nm	$128,272	74,805	71.5

Adjusted segment operating margin[2]	34.4%	34.5%		33.6%	32.8%

Key indicators (in millions):
POS transactions	1,159.5	1,089.4	6.4	2,250.4	2,074.0	8.5
Dollar sales volume	$28,560.8	12,314.8	nm	$40,344.2	23,616.4	70.8
nm = not meaningful

1Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration  and Other.

[2]Adjusted	segment operating margin equals adjusted segment operating income divided by net revenue.

Merchant Services segment total revenues are reported net of certain merchant acquiring interchange and assessment fees charged by the card associations or payment networks. The segment also includes revenue classified as reimbursable items as the costs are passed through to, and paid by, TSYS clients. With the acquisition of TransFirst in April 2016, TSYS includes TransFirst’s results as part of the Merchant Services segment. TransFirst’s revenues are reported gross, which includes amounts paid for interchange and assessments as TransFirst is the principal in the contractual relationship with its customers. Included in TransFirst’s cost of services are the expenses covering interchange and assessment fees directly attributable to processing fee revenues and are recognized in cost of services in the same period as the related revenue.

The Merchant Services segment’s results are driven by dollar sales volume and the authorization and capture transactions processed at the POS. This segment’s authorization and capture transactions are primarily through Internet connectivity.

For the three and six months ended June 30, 2016, respectively, approximately 94.7% and 93.7% of net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 5.3% and 6.3% was derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

The increases in net revenue, total segment revenues, and adjusted segment operating income for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, are driven by higher processing volumes, product fees and processing fees primarily due to the acquisition of TransFirst.

NetSpend

The NetSpend segment is a program manager for FDIC-insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked and other consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including direct-to-consumer and online marketing programs, alternative financial service providers, traditional retailers and contractual relationships with corporate employers. This segment has no major customers for the three and six months ended June 30, 2016. NetSpend’s prepaid card business derived more than one-fourth of its revenues from cardholders acquired through its two major third-party distributors for the three and six months ended June 30, 2016.

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

Below is a summary of the NetSpend segment:

	Three months ended June 30,			Six months ended June 30,

(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Total revenues (and net revenue)	$162,620	141,621	14.8%	$347,613	296,695	17.2%

Adjusted segment operating income[1]	$42,481	36,442	16.6	$84,682	71,909	17.8

Adjusted segment operating margin[2]	26.1%	25.7%		24.4%	24.2%

Key indicators (in millions):
Number of active cards[3]				4.4	3.9	14.5
Number of active cards with direct deposit[4]				2.2	1.9	16.6
Percentage of active cards with direct deposit				49.3%	48.4%
Gross dollar volume[5]	$6,614.7	5,531.0	19.6	$15,776.2	13,191.7	19.6

1Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate  Administration and Other.

2Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

3Number of active cards represents the total number of prepaid cards that have had a PIN or signature-based purchase transaction, a  point-of-sale load transaction or an ATM withdrawal within three months of the date of determination.

4Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three  months of the date of determination.

5Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using prepaid cards.

For the three and six months ended June 30, 2016, respectively, 71.7% and 69.7% of revenues were derived from service fees charged to cardholders and 28.3% and 30.3% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards, which totaled approximately 4.4 million as of June 30, 2016, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $6.6 billion and $15.8 billion, respectively, for the three and six months ended June 30, 2016. Substantially all of the NetSpend segment’s revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Total segment revenues for the three and six months ended June 30, 2016, as compared to the same periods in 2015, increased $21.0 million and $50.9 million, respectively. Service fee revenue increased $17.6 million and $38.8 million, or 17.8% and 19.1%, respectively. Revenues from interchange and other services increased $3.4 million and $12.1 million, or 7.9% and 13.0%, respectively. These increases were substantially driven by the increase in the number of active cards and gross dollar volume during the three and six months ended June 30, 2016.

Cardholder funds and deposits related to NetSpend’s prepaid products are held at FDIC-insured Issuing Banks for the benefit of the cardholders. NetSpend currently has active agreements with six Issuing Banks.

Operating Expenses

The Company’s operating expenses were $1.0 billion and $1.6 billion for the three and six months ended June 30, 2016, respectively, compared to $562.1 million and $1.1 billion for the same periods in 2015. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three and six months ended June 30, 2016 were also impacted by the TransFirst acquisition. Operating expenses increased $436.2 million due to the acquisition of TransFirst in 2016.

The Company’s cost of services were $837.7 million and $1.3 billion for the three and six months ended June 30, 2016, respectively, which were increases of 82.1% and 44.9%, respectively, compared to the same periods last year. The increases in cost of services are due to increases in employment, technology and facilities and other costs to support revenue growth and the acquisition of TransFirst. The Company’s selling, general and administrative expenses were $178.1 million and $285.2 million for the three and six months ended June 30, 2016, respectively, which were increases of 74.5% and 48.5%, respectively, compared to the same periods last year.

The Company’s transaction and integration expenses related to the acquisition of TransFirst in 2016 were $25.1 million for the three and six months ended June 30, 2016. These expenses consist of costs related to the completion of the acquisition such as legal, accounting and professional fees, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 4.0% and 13.6%, respectively, for the three and six months ended June 30, 2016, compared to the same periods in 2015. The Company’s operating profit margins for the three and six months ended June 30, 2016, respectively, were 11.8% and 15.2%, compared to 18.9% and 18.7% for the same periods last year. TSYS’ operating margins decreased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to the increase in merger and acquisition expenses, partially offset by an increase in revenues from the acquisition of TransFirst as well as payment processing and general purpose reloadable cards.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense, gains and losses on currency transactions and gains and losses on investments in private equity. Net nonoperating expense increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015.

The following table provides a summary of nonoperating expenses, net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	Percent change	2016	2015	Percent Change
Interest expense[1]	$(31,189)	(10,179)	nm	$(53,975)	(20,394)	nm
Interest income	419	452	(7.2) %	910	$700	29.9%
Currency transaction gains (losses), net	960	(507)	nm	1,469	(910)	nm
Net (losses) gains on investments in private equity	(301)	227	nm	(643)	1,279	nm
Other	50	(202)	nm	(262)	(93)	nm

Total	$(30,061)	(10,209)	nm	$(52,501)	$(19,418)	nm

1Interest expense includes interest on bonds of $25.4 million and $36.6 million, respectively, for the three and six months ended June 30, 2016  and $8.8 million and $17.6 million for the same periods in 2015.

Interest expense for the three and six months ended June 30, 2016, respectively, increased $21.0 million and $33.6 million compared the same periods in 2015. The increases in interest expense in 2016 compared to 2015 are due primarily to increases in bond interest expense in connection with the acquisition of TransFirst in April 2016.

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

The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies. As the Company translates the foreign-denominated cash balances into U.S. Dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s statements of income.

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2016, was approximately $5.0 million, the majority of which is denominated in U.S. Dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of June 30, 2016 was $22.4 million.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 6 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Below is a summary of income tax expense:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	Percent change	2016	2015	Percent Change
Income tax expense	$40,290	41,597	(3.1) %	$83,719	81,379	2.9%
Effective income tax rate	38.1%	34.6%		35.6%	34.8%

The primary differences in the 2016 rates compared to 2015 rates reflect changes in federal tax credits and changes in discrete items realized during the three and six months ended June 30, 2016. Additionally, there were changes in permanent items during the six months ended June 30, 2016.

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $84.6 million as of June 30, 2016. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

Below is a summary of TSYS’ share of income from its interest in equity investments:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	Percent change	2016	2015	Percent Change
Equity in income of equity investments	$6,278	4,579	37.1%	$12,868	9,973	29.0%

The increases in equity income for the three and six months ended June 30, 2016, compared to the same periods in 2015, are the result of organic growth associated with the operations of CUP Data.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2016	2015	Percent change	2016	2015	Percent Change
Net income	$71,748	83,375	(13.9) %	$164,156	162,274	1.2%
Net income attributable to noncontrolling interests	(2,040)	(536)	nm	(3,820)	(1,680)	nm

Net income attributable to TSYS common shareholders	$69,708	82,839	(15.9)	$160,336	160,594	(0.2)

Basic EPS attributable to TSYS common shareholders[1]	$0.38	0.45	(15.8)	$0.87	0.87	0.2

Diluted EPS attributable to TSYS common shareholders[1]	$0.38	0.45	(15.7)	$0.87	0.87	0.4

1Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 10 for more information.

Non-GAAP Measures

Management evaluates the Company’s operating performance based upon operating margin on a net revenue basis, adjusted EBITDA, segment operating margin and consolidated adjusted operating margin, adjusted EPS and free cash flow which are all non-generally accepted accounting principles (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS’ financial performance against budget.

Although non-GAAP financial measures are often used to measure TSYS’ operating results and assess its financial performance, they are not necessarily comparable to similarly titled measures of other companies due to potential inconsistencies in the method of calculation.

TSYS believes that its use of non-GAAP financial measures provides investors with important key financial performance indicators that are utilized by management to assess TSYS’ operating results, evaluate the business and make operational decisions on a prospective, going-forward basis. Hence, management provides disclosure of non-GAAP financial measures to give shareholders and potential investors an opportunity to see TSYS as viewed by management, to assess TSYS with some of the same tools that management utilizes internally and to be able to compare such information with prior periods. TSYS believes that inclusion of non-GAAP financial measures provides investors with additional information to help them better understand its financial statements just as management utilizes these non-GAAP financial measures to better understand the business, manage budgets and allocate resources.

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Operating income (a)	$135,821	130,602	287,508	253,098

Total revenues (b)	$1,151,587	692,652	1,890,965	1,354,808
Less reimbursable items, interchange and assessment expenses	356,650	70,568	424,384	136,940

Net revenue (c)	$794,937	622,084	1,466,581	1,217,868

Operating margin (as reported) (a)/(b)	11.79%	18.86%	15.20%	18.68%

Operating margin on a net revenue basis (a)/(c)	17.09%	20.99%	19.60%	20.78%

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$71,748	83,375	164,156	162,274
Adjust for:
Deduct: Equity in income of equity investments	(6,278)	(4,579)	(12,868)	(9,973)
Add: Income taxes	40,290	41,597	83,719	81,379
Add: Nonoperating expense	30,061	10,209	52,501	19,418
Add: Depreciation and amortization	104,969	63,905	172,552	126,720

EBITDA	240,790	194,507	460,060	379,818
Adjust for:
Add: Share-based compensation	12,566	12,030	20,724	20,173
Add: TransFirst M&A expenses[1]	20,676	-	24,078	-

Adjusted EBITDA	$274,032	206,537	504,862	399,991

1Costs associated with the TransFirst acquisition which are included in selling, general and administrative expenses and nonoperating expenses.

Adjusted Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Income from continuing operations attributable to TSYS common shareholders, as reported (GAAP)	$69,708	82,839	160,336	160,594

Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	58,210	22,576	80,855	46,167
Add: Share-based compensation	12,557	12,024	20,707	20,167
Add: TransFirst M&A expenses[1]	20,676	-	33,859	-
Less: Tax impact of adjustments[2]	(25,735)	(11,484)	(39,631)	(22,016)

Adjusted earnings	$135,416	105,955	256,126	204,912

Basic EPS - Income from continuing operations attributable to TSYS common shareholders, as reported (GAAP)	$0.38	0.45	0.87	0.87

Adjusted EPS	$0.74	0.58	1.40	1.11

Average common shares and participating securities	183,724	183,829	183,489	184,153

[1]	Costs associated with the TransFirst acquisition which are included in selling, general and administrative expenses and nonoperating expenses.
[2]	Certain of these merger and acquisition costs are nondeductible for income tax purposes. Income tax impact includes a discrete item as a result of the acquisition.

Free Cash Flow
	Six months ended June 30,
(in thousands)	2016	2015

Net cash provided by operating activities	$338,961	285,293
Capital expenditures	(81,807)	(96,552)

Free cash flow	$257,154	188,741

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

Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2016	2015
Net income	$164,156	162,274
Depreciation and amortization	172,552	126,720
Provisions for fraud and other losses	25,216	20,210
Deferred income tax expense (benefit)	18,519	(12,954)
Amortization of debt issuance costs	11,451	917
Other noncash items and charges, net	13,247	16,481
Excess tax benefit from share-based payment arrangements	(8,034)	(4,106)
Net change in current and other assets and current and other liabilities	(58,146)	(24,249)

Net cash provided by operating activities	$338,961	285,293

TSYS’ main source of funds is derived from operating activities, specifically net income. The change in depreciation and amortization is mainly the result of the acquisition of TransFirst. Net change in current and other assets and current and other liabilities includes accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of June 30, 2016, as compared to June 30, 2015, is the result of timing of collections as well as increased billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments. The change in accrued salaries and employee benefits is due primarily to an increase in incentive bonuses and benefits paid in the first six months of 2016 compared to the same period in 2015.

Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2016	2015
Cash used in acquisitions, net of cash acquired	$(2,345,438)	-
Additions to contract acquisition costs	(31,276)	(40,094)
Purchases of property and equipment, net	(20,669)	(22,454)
Additions to internally developed computer software	(18,484)	(20,869)
Additions to licensed computer software from vendors	(11,379)	(13,134)
Purchase of private equity investments	(1,730)	(2,800)
Proceeds from sale of private equity investment	120	1,839

Net cash used in investing activities	$(2,428,856)	(97,512)

The primary use of cash for investing activities in 2016 was for the acquisition of TransFirst. Other major uses of cash for investing activities in 2016 and 2015 were for additions to contract acquisition costs, addition of property and equipment, internal development of computer software and the purchase of licensed computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $31.3 million, including $20.5 million of client incentives, for the six months ended June 30, 2016, compared to $40.1 million for the six months ended June 30, 2015.

Private Equity Investments

The Company has entered into limited partnership agreements in connection with investing in two Atlanta-based venture capital funds focused exclusively on investing in technology-enabled financial services companies. Pursuant to each limited partnership agreement, the Company has committed to invest up to $20.0 million in each fund so long as its ownership interest in each fund does not exceed 50%. During the first six months 2016 and 2015, the Company made additional investments in the funds in the amounts of $1.7 million and $2.8 million, respectively.

Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2016	2015
Proceeds from borrowings of long-term debt	$2,666,295	-
Proceeds from exercise of stock options	9,737	19,260
Excess tax benefit from share-based payment arrangements	8,034	4,106
Subsidiary dividends paid to noncontrolling shareholders	(3,829)	(2,818)
Repurchase of common stock under plans and tax withholding	(5,034)	(83,521)
Purchase of noncontrolling interest	(5,878)	-
Debt issuance costs	(26,554)	-
Dividends paid on common stock	(36,622)	(36,878)
Principal payments on long-term borrowings and capital lease obligations	(435,953)	(26,393)

Net cash provided by (used in) financing activities	$2,170,196	(126,244)

The main source of cash provided by financing activities in 2016 were proceeds from borrowings of long-term debt. The main uses of cash for financing activities in 2016 were principal payments on long-term borrowings and capital lease obligations, debt issuance costs and the payment of dividends. The main uses of cash for financing activities in 2015 were the repurchase of outstanding shares of common stock, the payment of dividends and principal payments on long-term borrowings and capital lease obligations. The main source of cash provided by financing activities in 2015 were the proceeds from exercises of stock options.

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

The Company did not purchase any shares under the plan during the six months ended June 30, 2016. In the first six months of 2015, the Company purchased 2.2 million shares for approximately $83.5 million, at an average price of $38.85.

Dividends

Dividends on common stock of $36.6 million were paid during the six months ended June 30, 2016, compared to $36.9 million during the six months ended June 30, 2015.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.8:1. As of June 30, 2016, TSYS had working capital of $645.9 million compared to $520.2 million as of December 31, 2015.

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

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ belief with respect to lawsuits, claims and other complaints; (iv) TSYS’ expectation with respect to certain tax matters; (v) TSYS’ expectation with respect to the timing of deconversions and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the Company’s forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:

●	the material breach of security of any of TSYS’ systems;
●	TSYS incurs expenses associated with the signing of a significant client;

●

organic growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise or attrition rates of existing clients are higher than anticipated;

●	TSYS does not convert and deconvert clients’ portfolios as scheduled;
●

risks associated with foreign operations, including adverse developments with respect to foreign currency exchange rates, and in particular with respect to the current environment, adverse developments with respect to foreign currency exchange rates as a result of the United Kingdom’s decision to leave the European Union (Brexit);

●	adverse developments with respect to entering into contracts with new clients and retaining current clients;
●

consolidation in the financial services and other industries, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and financial institutions which are TSYS clients otherwise ceasing to exist;

●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and its clients;
●	adverse developments with respect to the payment card industry in general, including a decline in the use of cards as a payment mechanism;
●

the impact of potential and completed acquisitions, particularly the recently completed TransFirst acquisition, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

●	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;
●	the impact of the application of and/or changes in accounting principles;
●	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;
●	TSYS’ reliance on financial institution sponsors;
●

changes occur in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers;

●	successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive patent protection;
●	one or more of the assumptions upon which TSYS’ earnings guidance for 2016 is based is inaccurate;
●	the effect of current domestic and worldwide economic and geopolitical conditions;
●	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
●

other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other filings with the Securities and Exchange Commission; and

●	TSYS’ ability to manage the foregoing and other risks.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of June 30, 2016:

(in thousands)	June 30, 2016
Europe	$172,312
China	108,405
Mexico	7,009
Other	43,321

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

TSYS recorded net translation gains of approximately $960,000 and $1.5 million, respectively, for the three and six months ended June 30, 2016 relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2016, was approximately $5.0 million, the majority of which was denominated in U.S. Dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of June 30, 2016, was $22.4 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $22.4 million as of June 30, 2016.

	Effect of basis point change

	Increase in basis point of			Decrease in basis point of

(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income taxes	$224	1,122	2,244	(224)	(1,122)	(2,244)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2016, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

TSYS completed the acquisition of TransFirst in April 2016. TSYS is currently evaluating the TransFirst accounting and reporting process within TSYS’ framework of internal controls over financial reporting.

No change in TSYS’ internal controls over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
April 2016	-	$-	5,150	14,850
May 2016	-	-	5,150	14,850
June 2016	-	-	5,150	14,850

Total	-	$-

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

TOTAL SYSTEM SERVICES, INC.

Date: August 4, 2016	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman and Chief Executive Officer

Date: August 4, 2016	by:	/s/ Paul M. Todd
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