Form 10-Q
period 2016-09-30
TOTAL SYSTEM SERVICES INC
filed 2016-11-04
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: October 31, 2016
Common Stock, $0.10 par value	183,816,753 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (Note 3)	$446,883	389,328
Accounts receivable, net of allowances for doubtful accounts, billing adjustments and merchant losses of $5.1 million and $4.0 million as of 2016 and 2015, respectively	413,867	314,705
Prepaid expenses and other current assets (Note 3)	124,118	154,199
Total current assets	984,868	858,232
Goodwill	3,254,422	1,545,424
Other intangible assets, net of accumulated amortization of $372.9 million and $257.1 million as of 2016 and 2015, respectively	954,821	328,320
Computer software, net of accumulated amortization of $742.5 million and $680.6 million as of 2016 and 2015, respectively	441,016	405,070
Property and equipment, net of accumulated depreciation and amortization of $483.8 million and $457.3 million as of 2016 and 2015, respectively (Note 7)	281,733	289,898
Contract acquisition costs, net of accumulated amortization of $305.8 million and $287.9 million as of 2016 and 2015, respectively (Note 3)	243,794	247,811
Equity investments, net	108,199	106,118
Deferred income tax assets	6,974	6,242
Other assets	99,351	90,780
Total assets	$6,375,178	3,877,895
Liabilities
Current liabilities:
Accrued salaries and employee benefits	$61,026	66,594
Current portion of long-term borrowings (Note 4)	40,451	50,078
Accounts payable	36,659	52,213
Current portion of obligations under capital leases	2,793	3,468
Other current liabilities (Note 3)	228,546	166,579
Total current liabilities	369,475	338,932
Long-term borrowings, excluding current portion (Note 4)	3,423,660	1,373,878
Deferred income tax liabilities	398,083	192,444
Obligations under capital leases, excluding current portion	1,487	3,663
Other long-term liabilities	91,751	96,886
Total liabilities	4,284,456	2,005,803
Redeemable noncontrolling interest in consolidated subsidiary	25,053	23,410
Commitments and contingencies (Note 9)
Equity
Shareholders’ equity:
Common stock — $0.10 par value. Authorized 600,000 shares; 202,765 and 202,769 issued as of 2016 and 2015 respectively; 183,818 and 182,781 outstanding as of 2016 and 2015, respectively	20,276	20,277
Additional paid-in capital	270,141	241,891
Accumulated other comprehensive loss, net (Note 3)	(47,626)	(33,544)
Treasury stock, at cost (18,947 and 19,988 shares as of 2016 and 2015, respectively)	(623,884)	(641,664)
Retained earnings	2,446,762	2,256,058
Total shareholders’ equity	2,065,669	1,843,018
Noncontrolling interest in consolidated subsidiary	—	5,664
Total equity	2,065,669	1,848,682
Total liabilities and equity	$6,375,178	3,877,895

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Total revenues (Note 7)	$1,146,888	707,890	3,037,853	2,062,698

Cost of services	840,300	456,465	2,166,731	1,366,141
Selling, general and administrative expenses	151,261	88,321	428,287	280,355
Total operating expenses	991,561	544,786	2,595,018	1,646,496
Operating income	155,327	163,104	442,835	416,202
Nonoperating expenses, net	(30,005)	(8,564)	(82,506)	(27,982)
Income before income taxes and equity in income of equity investments	125,322	154,540	360,329	388,220
Income taxes	44,247	37,825	127,966	119,204
Income before equity in income of equity investments	81,075	116,715	232,363	269,016
Equity in income of equity investments, net of tax	6,366	5,336	19,234	15,309
Net income	87,441	122,051	251,597	284,325
Net income attributable to noncontrolling interests	(2,089)	(1,429)	(5,909)	(3,109)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$85,352	120,622	245,688	281,216
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 10)	$0.46	0.66	1.34	1.53
Diluted EPS attributable to TSYS common shareholders (Note 10)	$0.46	0.65	1.33	1.52

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$87,441	122,051	251,597	284,325
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,668)	(12,943)	(16,595)	(16,663)
Postretirement healthcare plan adjustments	1,154	147	373	441
Unrealized gain (loss) on available-for-sale securities	1,165	(186)	1,808	849
Other comprehensive loss	(349)	(12,982)	(14,414)	(15,373)
Comprehensive income	87,092	109,069	237,183	268,952
Comprehensive income attributable to noncontrolling interests	(2,089)	(1,215)	(5,577)	(2,973)
Comprehensive income attributable to TSYS common shareholders	$85,003	107,854	231,606	265,979

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$251,597	284,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,468	191,219
Provisions for fraud and other losses	37,289	29,621
Share-based compensation	33,792	31,468
Dividends received from equity investments	15,246	12,092
Amortization of debt issuance costs	12,499	1,378
Provisions for bad debt expenses and billing adjustments	4,817	3,519
Deferred income tax (expense) benefit	4,110	(25,960)
Charges for transaction processing provisions	3,355	3,471
Amortization of bond discount	529	297
Loss on disposal of equipment, net	314	4
Changes in value of private equity investments	(181)	(3,448)
Net (gain) loss on foreign currency	(1,664)	468
Excess tax benefit from share-based payment arrangements	(8,951)	(4,892)
Equity in income of equity investments	(19,234)	(15,309)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(48,463)	(55,911)
Prepaid expenses, other current assets and other long-term assets	(18,087)	1,356
Accounts payable	(15,079)	(1,163)
Accrued salaries and employee benefits	(9,712)	5,589
Other current liabilities and other long-term liabilities	37,315	2,430
Net cash provided by operating activities	550,960	460,554

Cash flows from investing activities:
Cash used in acquisitions, net of cash acquired	(2,345,493)	(750)
Additions to contract acquisition costs	(38,384)	(50,971)
Purchases of property and equipment	(32,134)	(36,505)
Additions to internally developed computer software	(25,705)	(31,654)
Additions to licensed computer software from vendors	(11,112)	(17,052)
Purchase of private equity investments	(4,430)	(3,525)
Proceeds from sale of private equity investment	120	1,839
Net cash used in investing activities	(2,457,138)	(138,618)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	2,666,295	1,912
Proceeds from exercise of stock options	9,980	19,690
Excess tax benefit from share-based payment arrangements	8,951	4,892
Subsidiary dividends paid to noncontrolling shareholders	(4,163)	(3,796)
Repurchase of common stock under plans and tax withholding	(5,396)	(83,635)
Purchase of noncontrolling interest	(5,878)	-
Debt issuance costs	(26,563)	-
Dividends paid on common stock	(55,000)	(55,277)
Principal payments on long-term borrowings and capital lease obligations	(618,598)	(42,215)
Net cash provided by (used in) financing activities	1,969,628	(158,429)

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	(5,895)	(4,840)
Net increase in cash and cash equivalents	57,555	158,667
Cash and cash equivalents at beginning of period	389,328	289,183
Cash and cash equivalents at end of period	$446,883	447,850

Supplemental cash flow information:
Interest paid	$74,765	21,994
Income taxes paid, net	$58,855	122,180

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

Through the Company's North America Services and International Services segments, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company's North America Services segment provides these services to clients in the United States, Canada, Mexico and the Caribbean. The Company's International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company's Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s NetSpend segment provides services to consumers in the United States.

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

Revenue Recognition

With the acquisition of TransFirst Holdings Corp. (TransFirst) on April 1, 2016, TSYS included TransFirst’s results as part of the Merchant Services segment.  TransFirst’s revenues are reported gross, which includes amounts paid for interchange and assessments, as TransFirst is the principal in the contractual relationship with its customers. Expenses covering interchange and assessment fees are included in TransFirst’s cost of services and are directly attributable to processing fee revenues and are recognized in the same period as the related revenue.

Recently Adopted Accounting Pronouncements

The Company adopted the following Accounting Standards Updates (ASUs) on January 1, 2016:

ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The Company early adopted this ASU resulting in $24.7 million of current net deferred tax assets as of December 31, 2015 being moved to noncurrent.  The guidance was applied retrospectively. The adoption of this ASU did not have a material impact on the Company’s results of operations or cash flows.

ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” and ASU 2015-03 “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” require entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts, and allow entities to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize deferred debt issuance costs ratably over the term of a line-of-credit arrangement. The guidance was applied retrospectively. The adoption of this guidance resulted in $6.4 million of debt issuance costs as of December 31, 2015 being moved from noncurrent assets on the Company’s balance sheet to liabilities that offset both the current and noncurrent portions of the debt which these costs are associated as of September 30, 2016. The Company continues to include debt issuance costs associated with a line-of-credit in its noncurrent assets. The adoption of this guidance did not have a material impact on the Company’s results of operations or cash flows.

ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” provides guidance about whether a cloud computing arrangement includes a software license or a service agreement. The Company adopted this ASU on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” eliminates from GAAP the concept of extraordinary items. The adoption of this ASU did not have a material impact on the financial position, results of operations or cash flows of the Company.

New Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flow (Topic 230): Classification of Certain Receipts and Cash Payments,” which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flow. The ASU is effective for the Company on January 1, 2018. Early adoption is permitted by all entities. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic  606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which improves the operability and understandability of the implementation guidance on principal versus agent considerations by providing indicators as to which party controls the good or service provided to a customer (the principal). The ASU is effective for the Company on January 1, 2018, with early adoption permitted no sooner than January 1, 2017. The Company has not determined the effect on its ongoing financial reporting for adoption of this ASU.

In March 2016, the FASB issued ASU 2016-07 “Simplifying the Transition to the Equity Method of Accounting,” which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. The guidance in the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share‑Based Payment Accounting,” which simplifies several aspects of the accounting for employee share‑based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The adoption of this ASU will result in excess tax benefits and deficiencies associated with share-based payments being recorded on the income statement at the time they are deducted on the income tax return instead of being recorded in additional paid-in capital. The excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The Company will adopt this ASU on January 1, 2017. The Company has not determined the effect on its ongoing financial reporting for adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The ASU also addresses other concerns related to the current leases model. The new guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption will be permitted for all entities. The Company preliminarily believes it will early adopt this ASU on January 1, 2018. The Company has not determined the effect on its ongoing financial reporting for adoption of this ASU.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018, with early adoption permitted no sooner than January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company is still determining the effect of this ASU on its ongoing financial reporting.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the nine months ended September 30, 2016 and 2015.

As of September 30, 2016, the Company had recorded goodwill in the amount of $3.3 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2016, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. Dollar. All amounts in domestic accounts are denominated in U.S. Dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents in domestic accounts	$399,633	307,578
Cash and cash equivalents in foreign accounts	47,250	81,750
Total	$446,883	389,328

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2016	December 31, 2015
Prepaid expenses	$55,076	37,961
Supplies inventory	13,478	15,114
Income taxes receivable	-	51,322
Other	55,564	49,802
Total	$124,118	154,199

Contract Acquisition Costs, Net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2016	December 31, 2015
Conversion costs, net of accumulated amortization of $161.6 million and $149.9 million as of 2016 and 2015, respectively	$149,396	159,000
Payments for processing rights, net of accumulated amortization of $144.2 million and $137.9 million as of 2016 and 2015, respectively	94,398	88,811
Total	$243,794	247,811

Amortization expense related to conversion costs, which is recorded in cost of services, was $6.9 million and $7.0 million for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, amortization expense related to conversion costs was $21.3 million and $20.1 million, respectively.

Amortization related to payments for processing rights, which is recorded as a reduction of revenues, was $4.9 million and $4.6 million for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, amortization expense related to payments for processing rights was $14.9 million and $12.4 million, respectively.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2016	December 31, 2015
Deferred revenues	$40,261	39,863
Accrued expenses	29,429	26,017
Accrued third-party commissions	25,793	9,810
Dividends payable	19,351	19,367
Accrued interest	11,325	2,820
Other	102,387	68,702
Total	$228,546	166,579

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

	(a)	(b)	(c)	(d)	(a+d)
(in thousands)	Beginning Balance December 31, 2015	Pretax Amount	Tax Effect	Net-of-Tax Amount (b-c)	Ending Balance September 30, 2016
Foreign currency translation adjustments and transfers from noncontrolling interests	$(35,013)	(20,298)	(4,035)	$(16,263)	$(51,276)
Unrealized gain on available-for-sale securities	2,503	2,936	1,128	1,808	4,311
Change in AOCI related to postretirement healthcare plans	(1,034)	582	209	373	(661)
Total	$(33,544)	(16,780)	(2,698)	$(14,082)	$(47,626)

There were no reclassifications of AOCI to net income or to other accounts for the nine months ended September 30, 2016.

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

Borrowings under the Credit Agreement will accrue interest at the base rate (as defined in the Credit Agreement) or, for certain euro-denominated borrowings, the London Interbank Offered Rate (“LIBOR”), in each case plus a margin that is set based on the Company’s corporate credit ratings. The applicable margin for loans bearing interest based on LIBOR ranges from 0.900% to 1.500% for revolving loans and 1.000% to 1.750% for term loans. The applicable margin for loans bearing interest based on the base rate ranges from 0.000% to 0.500% for revolving loans and 0.000% to 0.750% for term loans. In addition, the Company will pay the lenders a facility fee ranging from 0.100% to 0.250% per annum, depending on the Company’s corporate credit ratings, on the commitments under the Revolving Loan Facility (regardless of usages) and the undrawn commitment amount in respect of the Delayed Draw Term Loan. Based on the Company’s current corporate credit ratings, (i) the applicable margin for loans accruing interest at the base rate is 0.500% for term loans and 0.300% for revolving loans and (ii) the applicable margin for loans accruing interest at LIBOR is 1.500% for term loans and 1.300% for revolving loans. The Credit Agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of our corporate existence, material compliance with laws and the payment of taxes and other material obligations. During the nine months ended September 30, 2016, the Company repaid $300.0 million on the Revolving Loan Facility. As of September 30, 2016, the outstanding balance on the Revolving Loan Facility was $170.0 million.

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

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses typically for segment reporting purposes.  TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended September 30, 2016, share-based compensation was $13.1 million, compared to $11.3 million for the same period in 2015.  For the nine months ended September 30, 2016, share-based compensation was $33.8 million, compared to $31.5 million for the same period in 2015.

Nonvested Share Awards

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards.

	Nine months ended September 30,
	2016	2015
Number of shares granted	331,733	388,211
Market value (in millions)	$15.3	14.9

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key executives.  The Company has also granted performance-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest, up to a maximum of 200%.  During the first nine months of 2016 and 2015, the Compensation Committee established performance goals based on adjusted EPS, Merchant Segment net revenue, corporate accountability operating income, attainment of synergies from the TransFirst acquisition, revenue growth and revenues before reimbursable items and market goals based on Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 over the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis.  Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of September 30, 2016, there was approximately $24.6 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2018. As of September 30, 2016, there was approximately $2.6 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2018.

The following table summarizes the market-based awards granted during the first nine months of 2016 and 2015:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2016	December 2017	TSR	6,403	December 2017
2016	December 2018	TSR	52,404	December 2018
2015	July 2016, 2017 and 2018	TSR	25,000	July 2018
2015	December 2017	TSR	57,982	December 2017

The following table summarizes the performance-based awards granted during the first nine months of 2016 and 2015:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2016	December 2016	Revenues before Reimbursable Items and Adjusted EPS	15,605	December 2016
2016	December 2017	Adjusted EPS	14,940	December 2017
2016	December 2018	Merchant Segment Net Revenue, Corporate Accountability Operating Income and attainment of synergies from TransFirst acquisition	29,332	December 2018
2016	December 2018	Revenues before Reimbursable Items and Adjusted Operating Income	67,517	December 2018
2016	December 2018	Merchant Segment Net Revenue and Corporate Accountability Operating Income	78,220	December 2018
2016	December 2018	Adjusted EPS	122,284	December 2018
2016	December 2016	Revenues before Reimbursable Items and Adjusted EPS	144,995	December 2018
2015	December 2017	Adjusted EPS	135,289	December 2017
2015	December 2015	Revenues before Reimbursable Items and Adjusted EPS	165,543	December 2018

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,
	2016	2015
Number of options granted	687,685	613,473
Weighted average exercise price	$47.01	39.01
Risk-free interest rate	1.24%	1.73%
Expected volatility	21.53%	20.80%
Expected term (years)	4.5	6.3
Dividend yield	0.86%	1.04%
Weighted average fair value	$8.50	8.27

As of September 30, 2016, there was approximately $4.1 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.5 years.

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

TSYS’ effective tax rate was 35.3% and 24.5% for the three months ended September 30, 2016 and 2015, respectively.  TSYS’ effective tax rate was 35.5% and 30.7% for the nine months ended September 30, 2016 and 2015, respectively. The increased rate during the nine months ended September 30, 2016 was primarily due to realizing favorable discrete items during 2015 and increases in permanent items during 2016.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits were $17.5 million and $13.1 million as of September 30, 2016 and December 31, 2015, respectively, which resulted in an increase of $4.4 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.2 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2016 and December 31, 2015, that, if recognized, would affect the effective tax rates are $18.1 million and $13.2 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.8 million and $0.5 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

Note 7 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s total assets by segment:

	As of
	September 30, 2016	December 31, 2015
North America Services	$5,660,048	3,485,924
International Services	310,286	348,714
Merchant Services	3,325,108	689,781
NetSpend	1,468,576	1,504,740
Intersegment assets	(4,388,840)	(2,151,264)
Total assets	$6,375,178	3,877,895

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	September 30, 2016	December 31, 2015
United States	$235,541	241,814
Europe*	39,774	41,953
Other*	6,418	6,131
Total	$281,733	289,898

*Property and equipment are impacted by movements in foreign currency exchange rates.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Operating income (a)	$155,327	163,104	442,835	416,202
Share-based compensation	13,069	11,295	33,792	31,468
TransFirst M&A and integration expenses[1]	1,830	-	25,908	-
Acquisition intangible amortization	53,341	22,883	134,748	69,601
Adjusted operating income (b)	$223,567	197,282	637,283	517,271

Adjusted operating income by segment:
North America Services (c)	$113,425	113,946	350,955	324,902
International Services (d)	15,524	18,370	41,564	38,706
Merchant Services (e)	90,784	42,387	219,056	117,192
NetSpend (f)	40,856	37,315	125,538	109,224
Corporate Administration and Other	(37,022)	(14,736)	(99,830)	(72,753)
Adjusted segment operating income[2]	$223,567	197,282	637,283	517,271

Total revenues (g)	$1,146,888	707,890	3,037,853	2,062,698
Reimbursable items, interchange and assessment expenses	357,300	71,504	781,684	208,444
Net revenue[2] (h)	789,588	636,386	2,256,169	1,854,254
Intersegment	8,454	7,000	29,498	25,098
Segment net revenue	$798,042	643,386	2,285,667	1,879,352

Segment net revenue:
North America Services (i)	$300,754	293,571	901,563	846,989
International Services (j)	79,445	86,446	236,570	244,033
Merchant Services (k)	262,494	123,721	644,573	351,987
NetSpend (l)	155,349	139,648	502,961	436,343
Segment net revenue	$798,042	643,386	2,285,667	1,879,352

Operating margin (GAAP) (a)/(g)	13.5%	23.0%	14.6%	20.2%

Adjusted operating margin on net revenue (b)/(h)	28.3%	31.0%	28.3%	27.9%

Adjusted segment operating margin on net revenue:
North America Services (c)/(i)	37.7%	38.8%	38.9%	38.4%
International Services (d)/(j)	19.5%	21.3%	17.6%	15.9%
Merchant Services (e)/(k)	34.6%	34.3%	34.0%	33.3%
NetSpend (f)/(l)	26.3%	26.7%	25.0%	25.0%

Depreciation and amortization:
North America Services	$27,540	25,300	82,464	72,831
International Services	7,050	8,678	23,394	26,084
Merchant Services	6,846	4,670	18,702	13,394
NetSpend	3,241	2,632	9,466	7,547
Segment depreciation and amortization	44,677	41,280	134,026	119,856
Acquisition intangible amortization	53,341	22,883	134,748	69,601
Corporate Administration and Other	898	336	2,694	1,762
Total depreciation and amortization	$98,916	64,499	271,468	191,219

[1]	Excludes share-based compensation
[2]

Net revenue and adjusted segment operating income are non-GAAP measures. Net revenue is total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.  Adjusted segment operating income excludes acquisition intangible amortization, TransFirst M&A and integration expenses, share-based compensation and expenses associated with Corporate Administration and Other.

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended September 30, 2016
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$264,062	-	570,796	154,750	$989,608
Europe*	207	74,620	57	-	74,884
Canada*	65,839	-	185	-	66,024
Other*	7,299	8,891	182	-	16,372
Total	$337,407	83,511	571,220	154,750	$1,146,888

	Nine months ended September 30, 2016
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$776,671	-	1,275,474	500,889	$2,553,034
Europe*	606	225,071	164	-	225,841
Canada*	208,739	23	507	-	209,269
Other*	24,478	24,643	588	-	49,709
Total	$1,010,494	249,737	1,276,733	500,889	$3,037,853

	Three months ended September 30, 2015
(in thousands)	North America Services	International Services	Merchant Services	NetSpend	Total
United States	$257,756	-	142,667	139,648	$540,071
Europe*	199	79,402	29	-	79,630
Canada*	68,396	-	164	-	68,560
Other*	8,306	11,138	185	-	19,629
Total	$334,657	90,540	143,045	139,648	$707,890

	Nine months ended September 30, 2015
(in thousands)	North America Services	International Services		Merchant Services	NetSpend	Total
United States	$716,061	-		408,407	436,343	$1,560,811
Europe*	597	223,671		81	-	224,349
Canada*	218,565	-	-	468	-	219,033
Other*	26,561	31,407		537	-	58,505
Total	$961,784	255,078		409,493	436,343	$2,062,698

*Certain of these revenues are impacted by movements in foreign currency exchange rates.

Major Customers

For the three and nine months ended September 30, 2016 and 2015, the Company did not have any major customers.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first nine months of 2016 and 2015, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 5 for more information.

Equipment and Software Acquired Under Capital Lease Obligations

There was approximately $1.6 million of equipment and software acquired under capital lease obligations in the first nine months of 2016. During the first nine months of 2015, the Company acquired equipment and software under capital lease obligations in the amount of $3.8 million.

Equipment and Software Acquired Under Direct Financing

The Company did not acquire any equipment or software under direct financing during the first nine months of 2016 or 2015.

Note 9 — Commitments and Contingencies

Refer to Note 16 of the Company’s audited financial statements for the year ended December 31, 2015, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, for a discussion regarding commitments and contingencies.

Income Taxes

The total liability for uncertain tax positions as of September 30, 2016 was $17.5 million. Refer to Note 6 for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant change related to these obligations within the next twelve months.

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

Korthals Matter

Central Payment Co., LLC (CPAY), a majority owned joint venture of the Company, has been named as a defendant in a purported class action complaint, Heidarpour v. Central Payment Co., LLC, Civil Action No. 4:15-cv-00139, filed August 18, 2015 in the United States District Court for the Middle District of Georgia, relating to the activities of Korthals, LLC (“Korthals”) and its sole shareholder, an independent sales agent of CPAY. The complaint alleges that CPAY retained Korthals to send unsolicited commercial pre-recorded messages to residential phone numbers in violation of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.). The complaint seeks damages and injunctive relief among other remedies. The parties are conducting motion practice. There is no trial date set.

While the Company and CPAY intend to vigorously defend matters arising out of the relationship of CPAY with Korthals and believe CPAY has substantial defenses related to these purported claims, the Company currently cannot reasonably estimate losses attributable to this matter.

Federal Trade Commission (FTC) Matter

The Company has been in discussions with the FTC regarding an investigation by the FTC staff of certain marketing practices of NetSpend Corporation (NetSpend), a subsidiary of the Company. The FTC staff has indicated that it has recommended that the FTC file a complaint against NetSpend related to that investigation asserting violations of section 5 of the FTC Act, which may include allegations of deceptive marketing practices. While NetSpend denies that it has engaged in any deceptive marketing practices, the Company is in discussions with the FTC staff about a potential settlement of those claims that could resolve the issues raised by the FTC staff in the course of the investigation. Both the settlement and any claims that the FTC might assert in litigation would seek consumer redress that would include transfer or payment over to the FTC by NetSpend’s issuing banks of amounts held by those banks in certain accounts that were never activated by consumers or that were subsequently blocked due to suspicion of fraud, as well as the return by NetSpend of certain fees assessed in connection with those accounts.  If the settlement discussions are ultimately successful, the Company plans to enter into a settlement with the FTC. If the settlement discussions prove to be unsuccessful, then the Company expects that the FTC would direct the filing of a complaint against NetSpend. While the Company intends to vigorously defend matters arising out of any complaint filed by the FTC, and believes that NetSpend has substantial defenses related to these possible claims, the Company currently cannot reasonably estimate losses attributable to this matter. One point of discussion with the FTC staff involves consumer accounts that consumers have not activated.  Whether or not the settlement discussions prove successful, NetSpend intends to continue its efforts to encourage consumers to activate and use their accounts.

TelexFree Matter

ProPay, Inc. (ProPay), a subsidiary of the Company, has been named as one of a number of defendants (including other merchant processors) in several purported class action lawsuits relating to the activities of TelexFree, Inc. and its affiliates and principals. TelexFree is a former merchant customer of ProPay. With regard to TelexFree, each purported class action lawsuit generally alleges that TelexFree engaged in an improper multi-tier marketing scheme involving voice-over Internet protocol telephone services. The plaintiffs in each of the purported class action complaints generally allege that the various merchant processor defendants, including ProPay, aided and abetted the improper activities of TelexFree.  TelexFree filed for bankruptcy protection in Nevada. The bankruptcy proceeding was subsequently transferred to the Massachusetts Bankruptcy Court.

Specifically, ProPay has been named as one of a number of defendants (including other merchant processors) in each of the following purported class action complaints relating to TelexFree: (i) Waldermara Martin, et al. v. TelexFree, Inc., et al. (Case No. BK-S-14-12524-ABL) filed on May 3, 2014 in the United States Bankruptcy Court District of Nevada, (ii) Anthony Cellucci, et al. v. TelexFree, Inc., et. al. (Case No. 4:14-BK-40987) filed on May 15, 2014 in the United States Bankruptcy Court District of Massachusetts, (iii) Maduako C. Ferguson Sr., et al. v. Telexelectric, LLP, et. al (Case No. 5:14-CV-00316-D) filed on June 5, 2014 in the United States District Court of North Carolina, (iv) Todd Cook v. TelexElectric LLP et al. (Case No. 2:14-CV-00134), filed on June 24, 2014 in the United States District Court for the Northern District of Georgia, (v) Felicia Guevara v. James M. Merrill et al., CA No. 1:14-cv-22405-DPG), filed on June 27, 2014 in the United State District Court for the Southern District of Florida, and (vi) Reverend Jeremiah Githere, et al. v. TelexElectric LLP et al. (Case No. 1:14-CV-12825-GAO), filed on June 30, 2014 in the United States District Court for the District of Massachusetts (together, the “Actions”).  On October 21, 2014, the Judicial Panel on Multidistrict Litigation transferred and consolidated the Actions before the United States District Court for the District of Massachusetts (the “Consolidated Action”).

Following the Judicial Panel on Multidistrict Litigation’s October 21, 2014 order, four additional cases arising from the alleged TelexFree scheme were transferred to the United States District Court for the District of Massachusetts for coordinated or consolidated proceedings, including (i) Paulo Eduardo Ferrari et al. v. Telexfree, Inc. et al. (Case No. 14-04080); (ii) Magalhaes v. TelexFree, Inc., et al., No. 14-cv-12437 (D. Mass.); (iii) Griffith v. Merrill et al., No. 14-CV-12058 (D. Mass.); Abelgadir v. Telexelectric, LLP, No. 14-09857

(S.D.N.Y.)  In addition, on September 23, 2015, a putative class action relating to TelexFree was filed in the United States District Court for the District of Arizona, styled Rita Dos Santos, Putative Class Representatives and those Similarly Situated v. TelexElectric, LLP et al., 2:15-cv-01906-NVW (the “Arizona Action”). The Arizona Action makes claims similar to those alleged in the consolidated action pending before the United States District Court for the District of Massachusetts. On September 29, 2015, a group of certain defendants to the Consolidated Action, including ProPay, filed a “tag along” notice with the Judicial Panel on Multidistrict Litigation, asking that the Arizona Action be transferred to the District of Massachusetts where it can be consolidated or coordinated with the Consolidated Action.  On October 20, 2015, the Judicial Panel on Multidistrict Litigation transferred the Arizona Action to the District of Massachusetts.

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

Note 10 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016		2015
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$85,352		120,622
Less income allocated to nonvested awards	(391)	391	(991)	991
Net income allocated to common stock for EPS calculation (a)	$84,961	391	119,631	991
Average common shares outstanding (b)	182,971	860	182,431	1,523
Basic EPS (a)/(b)	$0.46	0.45	0.66	0.65

Diluted EPS:
Net income attributable to TSYS common shareholders	$85,352		120,622
Less income allocated to nonvested awards	(389)	389	(985)	985
Net income allocated to common stock for EPS calculation (c)	$84,963	389	119,637	985
Average common shares outstanding	182,971	860	182,431	1,523
Increase due to assumed issuance of shares related to common equivalent shares outstanding	811		1,327
Average common and common equivalent shares outstanding (d)	183,782	860	183,758	1,523
Diluted EPS (c)/(d)	$0.46	0.45	0.65	0.65

	Nine months ended September 30,
	2016		2015
(in thousands, except per share data)	Common Stock	Participating Securities	Common Stock	Participating Securities
Basic EPS:
Net income attributable to TSYS common shareholders	$245,688		281,216
Less income allocated to nonvested awards	(1,240)	1,240	(2,445)	2,445
Net income allocated to common stock for EPS calculation (a)	$244,448	1,240	278,771	2,445
Average common shares outstanding (b)	182,656	945	182,701	1,619
Basic EPS (a)/(b)	$1.34	1.31	1.53	1.51

Diluted EPS:
Net income attributable to TSYS common shareholders	$245,688		281,216
Less income allocated to nonvested awards	(1,236)	1,236	(2,432)	2,432
Net income allocated to common stock for EPS calculation (c)	$244,452	1,236	278,784	2,432
Average common shares outstanding	182,656	945	182,701	1,619
Increase due to assumed issuance of shares related to common equivalent shares outstanding	829		1,214
Average common and common equivalent shares outstanding (d)	183,485	945	183,915	1,619
Diluted EPS (c)/(d)	$1.33	1.31	1.52	1.50

The diluted EPS calculation excludes stock options and nonvested awards that are convertible into 0.4 million and 0.5 million common shares for the three and nine months ended September 30, 2016, respectively, and excludes 0.5 million common shares for both the three and nine months ended September 30, 2015, respectively, because their inclusion would have been anti-dilutive.

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

The following table summarizes the consideration paid for TransFirst and the preliminary recognized amounts of the identifiable assets acquired and liabilities assumed on April 1, 2016 (the acquisition date) as of September 30, 2016.

(in thousands)	September 30, 2016
Consideration
Cash	$2,351,400
Fair value of total consideration transferred	$2,351,400

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$5,907
Accounts receivable, net	62,313
Property, equipment and software	12,726
Identifiable intangible assets	814,131
Deferred tax asset	2,244
Other assets	7,509
Deferred tax liability	(206,645)
Financial liabilities	(56,500)
Total identifiable net assets	641,685
Goodwill	1,709,715
$2,351,400

In the three months ended September 30, 2016, there was a $56,000 increase in the purchase price due to the finalization of the working capital requirement. In addition, there was a $2 million decrease in identifiable intangible assets and a $112,000 decrease in deferred tax liabilities that resulted in a net increase to goodwill of $1.9 million. These amounts will remain preliminary until the valuation analysis has been finalized. The measurement period during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment ends one year following the acquisition date. The Company continues to evaluate consideration paid, deferred taxes, intangible assets, goodwill and financial liabilities.

Identifiable intangible assets acquired in the TransFirst acquisition include merchant relationships, channel partners, current technology, the TransFirst trade name, non-compete agreements and a favorable lease. The identifiable intangible assets had no significant estimated residual value. These intangible assets are being amortized over their estimated useful lives of one to ten years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets. The fair value of the acquired identifiable intangible assets of $814.1 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. The fair values and useful lives of the identified intangible assets were primarily determined using forecasted cash flows, which included estimates for certain assumptions such as revenues, expenses, attrition rates and royalty rates. The estimated fair value of identifiable intangible assets acquired in the acquisition and the related estimated weighted average useful lives are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Merchant relationships	$588.0	10.0
Channel partners	121.0	10.0
Current technology	72.0	5.0
Trade name	16.0	1.0
Covenants not-to-compete	15.0	3.0
Favorable lease	2.1	5.6
Total acquired identifiable intangible assets	$814.1	9.2

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

In connection with the acquisition, TSYS incurred $29.6 million in acquisition-related costs primarily related to professional, legal and accounting costs, which are recorded in selling, general and administrative expenses and $9.8 million related to the bridge term loan facility, which is included in interest expense. These costs are expensed as incurred and are included in the income statement for the nine months ended September 30, 2016. The Company recorded $841.8 million of revenue and $13.8 million of operating income since the acquisition date that is included in the consolidated results through the nine months ended September 30, 2016 as a result of the TransFirst acquisition.

Pro Forma Results of Operations

The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2016 and September 30, 2015 as if the acquisition of TransFirst had occurred on January 1, 2015. The unaudited pro forma information reflects certain pro forma adjustments to the combined historical financial information of TSYS and TransFirst. The pro forma adjustments include incremental amortization and depreciation expense, incremental interest expense associated with new long-term debt, a reduction of revenues and operating expenses associated with contracts existing between the companies and the elimination of nonrecurring transaction costs directly related to the acquisition.

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Actual		Supplemental pro forma
	Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
(in thousands, except per share data)
Revenue	$1,146,888	707,890	1,146,888	827,592
Net income attributable to TSYS common shareholders	$85,352	120,622	88,413	114,029
Basic EPS attributable to TSYS common shareholders	$0.46	0.66	0.48	0.63
Diluted EPS attributable to TSYS common shareholders	$0.46	0.65	0.48	0.62

	Actual		Supplemental pro forma
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(in thousands, except per share data)
Revenue	$3,037,853	2,062,698	3,430,012	2,412,262
Net income attributable to TSYS common shareholders	$245,688	281,216	273,058	247,533
Basic EPS attributable to TSYS common shareholders	$1.34	1.53	1.49	1.35
Diluted EPS attributable to TSYS common shareholders	$1.33	1.52	1.49	1.35

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

The pro forma adjustments do not reflect the following material items that result directly from the acquisition and which impacted our statement of operations following the acquisition:

•

Acquisition and related financing transaction costs relating to fees to investment bankers, attorneys, accountants, and other professional advisors, and other transaction-related costs that were not capitalized as deferred financing costs; and

•

The effect of anticipated cost savings or operating efficiencies expected to be realized and related charges such as technology and infrastructure integration expenses, and other costs related to the integration of TransFirst into TSYS.

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

In September 2016, the Company adjusted goodwill for NetSpend to include an additional $634,000 for a change in unrecognized income tax benefits associated with the acquisition resulting from active audits at the time of the acquisition.

Note 12 — Subsequent Events

Management performed an evaluation of the Company’s activity as of the date these financial statements were issued, and has concluded that there are no significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (TSYS' or the Company’s) revenues are derived from providing global payment processing services to financial and nonfinancial institutions, generally under long-term processing contracts. In addition, the Company derives revenues from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked and other consumers. The Company's services are provided through the Company's four operating segments: North America Services, International Services, Merchant Services and NetSpend.

Through the Company’s North America Services and International Services segments, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company’s North America Services segment provides these services to clients in the United States, Canada, Mexico and the Caribbean. The Company's International Services segment provides services to clients in Europe, India, Middle East, Africa, Asia Pacific and Brazil. The Company's Merchant Services segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s NetSpend segment provides GPR prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers in the United States.

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

A summary of the financial highlights for 2016, as compared to 2015, is provided below:

	Three months ended			Nine months ended
	September 30,			September 30,
			Percent			Percent
(in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Total revenues	$1,146,888	707,890	62.0%	$3,037,853	2,062,698	47.3%
Net revenue[1]	$789,588	636,386	24.1	$2,256,169	1,854,254	21.7
Operating income	$155,327	163,104	(4.8)	$442,835	416,202	6.4
Net income attributable to TSYS common shareholders	$85,352	120,622	(29.2)	$245,688	281,216	(12.6)
Basic earnings per share (EPS) attributable to TSYS common shareholders	$0.46	0.66	(29.2)	$1.34	1.53	(12.3)
Diluted EPS attributable to TSYS common shareholders	$0.46	0.65	(29.2)	$1.33	1.52	(12.5)
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[2]	$269,142	238,898	12.7	$774,003	638,889	21.1
Adjusted EPS[3]	$0.71	0.78	(8.7)	$2.11	1.89	11.5
Cash flows from operating activities				$550,960	460,554	19.6
Free cash flow[4]				$443,625	324,371	36.8

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

[1]

Net revenue is total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]

Adjusted EBITDA is net income, excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization, share-based compensation expenses and other items.

[3]

Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS calculations. Adjusted earnings is net income excluding noncontrolling interests, the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles and other items.

[4]	Free cash flow is net cash provided by operating activities less capital expenditures.

Below is a summary of accounts on file (AOF) for the Company’s North America Services and International Services segments:

(in millions)	As of September 30,
			Percent
AOF	2016	2015	Change
Consumer	433.5	399.0	8.6%
Commercial	48.0	44.1	8.9
Other	29.7	24.8	19.5
Traditional AOF[1]	511.2	467.9	9.2
Prepaid/Stored Value[2]	58.9	133.8	(56.0)
Government Services[3]	85.7	78.7	9.0
Commercial Card Single-Use[4]	83.0	80.0	3.8
Total AOF	738.8	760.4	(2.8)%

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

Contractual Obligations

The total liability for uncertain tax positions under GAAP as of September 30, 2016 is $17.5 million. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on income taxes. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, as of this time, the Company does not expect a significant change related to these obligations within the next twelve months.

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

Results of Operations

Revenues

The Company generates revenues by providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions processed or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for its clients through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems or reported by its customers. The Company’s revenues are impacted by currency translation of foreign operations, as well as the current economic environment.

Total revenues increased 62.0% and 47.3%, respectively, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The impact of the acquisition of TransFirst on total revenues for the three and nine months ended September 30, 2016 were $423.0 million and $841.8 million, respectively. The increases in revenues for the three and nine months ended September 30, 2016 also include decreases of $14.3 million and $25.9 million related to the effects of currency translation of foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure.  Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage and network association fees. The Company’s reimbursable items are impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2016 were $63.3 million and $197.2 million, decreases of 11.4% and 5.4%, respectively, compared to the same periods last year. Interchange and assessment expenses for the three and nine months ended September 30, 2016 were $294.0 million and $584.5 million, respectively.

Net revenue increased $153.2 million and $401.9 million, or 24.1% and 21.7%, during the three and nine months ended September 30, 2016, compared to the same periods in 2015. The increase in net revenue for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, are largely the result of the acquisition of TransFirst in April 2016, as well as organic growth, partially offset by decreases of $13.4 million and $24.2 million,respectively, associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and nine months ended September 30, 2016, the Company does not have a major customer on a consolidated basis.  However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

These services are provided throughout the period of each account's use, starting from a card-issuing client processing an application for a card. Services may include processing the card application, initiating service for the cardholder, processing each card transaction for the issuing retailer or financial institution and accumulating the account's transactions. Fraud management services monitor the unauthorized use of accounts which have been reported to be lost, stolen, or which exceed credit limits. Fraud detection systems help identify fraudulent transactions by monitoring each accountholder's purchasing patterns and flagging unusual purchases. Other services provided include customized communications to cardholders, information verification associated with granting credit, debt collection and customer service.

TSYS’ revenues in its North America Services and International Services segments are primarily derived from electronic payment processing.  There are certain basic core services directly tied to accounts on file (AOF) and transactions. These are provided to all of TSYS’ processing clients. The core services begin with AOF.

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

A summary of each segment’s results follows:

North America Services

The North America Services segment provides payment processing and related services to clients based primarily in North America. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has three major customers for the three and nine months ended September 30, 2016.

Below is a summary of the North America Services segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Volume-based revenues	$161,127	154,693	4.2%	$469,909	441,690	6.4%
Non-volume related revenues:
Processing fees	57,649	57,882	(0.4)	176,857	175,438	0.8
Value-added, custom programming, licensing and other	36,766	38,356	(4.1)	119,966	110,818	8.3
Output and managed services	45,212	42,640	6.0	134,831	119,043	13.3
Total non-volume related revenues	139,627	138,878	0.5	431,654	405,299	6.5
Net revenue	$300,754	293,571	2.4	$901,563	846,989	6.4
Total revenues	$345,299	341,416	1.1	$1,038,357	984,493	5.5
Adjusted segment operating income[1]	$113,425	113,946	(0.5)	$350,955	324,902	8.0
Adjusted segment operating margin[2]	37.7%	38.8%		38.9%	38.4%
Key indicators (in millions):
AOF				652.5	685.5	(4.8)
Traditional AOF				444.6	404.6	9.9
Transactions	4,361.5	4,156.7	4.9	12,657.7	11,509.6	10.0

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three and nine months ended September 30, 2016, respectively, approximately 53.6% and 52.1% of net revenue was driven by the volume of AOF and transactions processed and approximately 46.4% and 47.9% was derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming, licensing arrangements, output services and managed services.

The increases in net revenue and total segment revenues for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, are driven by organic growth.

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

The decrease in adjusted segment operating income for the three months ended September 30, 2016,  as compared to 2015, is driven by severance costs partially offset by the increase in revenues. The increase in adjusted segment operating income for the nine months ended September 30, 2016,  as compared to 2015, are driven by increases in revenues, partially offset by increases in technology and facilities expenses, severance costs and other expenses.

International Services

The International Services segment provides issuer and acquirer solutions to financial institutions and other organizations primarily based outside the North America region. Changes in revenues in this segment are derived from retaining and growing the core business. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and nine months ended September 30, 2016.

Below is a summary of the International Services segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Volume-based revenues	$29,164	30,231	(3.5)%	$88,617	89,514	(1.0)%
Non-volume related revenues:
Processing fees	15,544	16,357	(5.0)	45,415	46,957	(3.3)
Value-added, custom programming, licensing and other	20,874	22,687	(8.0)	58,918	62,874	(6.3)
Output and managed services	13,863	17,171	(19.3)	43,620	44,688	(2.4)
Total non-volume related revenues	50,281	56,215	(10.6)	147,953	154,519	(4.3)
Net revenue	$79,445	86,446	(8.1)	$236,570	244,033	(3.1)
Total revenues	$84,833	92,177	(8.0)	$253,415	261,597	(3.1)
Adjusted segment operating income[1]	$15,524	18,370	(15.5)	$41,564	38,706	7.4
Adjusted segment operating margin[2]	19.5%	21.3%		17.6%	15.9%
Key indicators (in millions):
AOF				86.3	74.9	15.2
Traditional AOF				66.6	63.3	5.2
Transactions	698.8	626.1	11.6	1,975.7	1,812.0	9.0

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three and nine months ended September 30, 2016, respectively, approximately 36.7% and 37.5% of net revenue was driven by the volume of AOF and transactions processed and approximately 63.3% and 62.5% was derived from non-volume based revenues, such as processing fees, value-added products and services, custom programming, licensing arrangements, output services and managed services.

Net revenue decreased for the three and nine months ended September 30, 2016, 2016, respectively, as compared to the same periods in 2015 primarily due to decreases of $13.4 million and $24.2 million associated with currency translation.

Total segment revenues for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, include decreases of $14.3 million and $25.9 million associated with currency translation.

The decreases in adjusted segment operating income for the three months ended September 30, 2016, as compared to 2015, is driven primarily by severance costs and decreases in revenues, partially offset by decreases in cost of services. The increase in adjusted segment operating income for the nine months ended September 30, 2016, as compared to 2015, is driven primarily by decreases in costs of services, partially offset by severance costs and decreases in revenues.

Movements in foreign currency exchange rates as compared to the U.S. Dollar can result in foreign denominated financial statements being translated into more or fewer U.S. Dollars, which impacts the comparison to prior periods when the U.S. Dollar was stronger or weaker.

Merchant Services

The Merchant Services segment provides merchant processing and related services to clients based primarily in the United States. Merchant Services processing and related services revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant services include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has no major customers for the three and nine months ended September 30, 2016.

Below is a summary of the Merchant Services segment:

	Three months ended				Nine months ended
	September 30,				September 30,
(in thousands)	2016	2015	Percent Change		2016	2015	Percent Change
Net revenue	$262,494	123,721	nm	%	$644,573	351,987	83.1%
Total revenues	$571,385	143,100	nm		$1,276,996	409,676	nm
Adjusted segment operating income[1]	$90,784	42,387	nm		$219,056	117,192	86.9
Adjusted segment operating margin[2]	34.6%	34.3%			34.0%	33.3%
Key indicators (in millions):
POS transactions	1,177.1	1,117.3	5.4		3,427.6	3,191.3	7.4
Dollar sales volume	$28,680.7	12,055.7	nm		$69,024.9	35,671.5	93.5
nm = not meaningful
[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

Merchant Services segment total revenues are reported net of certain merchant acquiring interchange and assessment fees charged by the card associations or payment networks. The segment also includes revenue classified as reimbursable items as the costs are passed through to, and paid by, TSYS clients. With the acquisition of TransFirst in April 2016, TSYS includes TransFirst’s results as part of the Merchant Services segment. TransFirst’s revenues are reported gross which includes amounts paid for interchange and assessments as TransFirst is the principal in the contractual relationship with its customers. Included in TransFirst’s cost of services are the expenses covering interchange and assessment fees directly attributable to processing fee revenues and are recognized in cost of services in the same period as the related revenue.

The Merchant Services segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the POS. This segment's authorization and capture transactions are primarily through Internet connectivity.

For the three and nine months ended September 30, 2016, respectively, approximately 94.6% and 94.1% of net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 5.4% and 5.9% was derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

The increases in net revenue, total segment revenues, and adjusted segment operating income for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, are driven by higher processing volumes, product fees and processing fees primarily due to the acquisition of TransFirst.

NetSpend

The NetSpend segment is a program manager for FDIC-insured depository institutions that issue GPR cards and payroll cards and provide alternative financial services to underbanked and other consumers in the United States. The products within this segment provide underbanked consumers with access to FDIC-insured depository accounts with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprised of financial service centers, employers and retail locations throughout the United States. The NetSpend segment markets prepaid cards through multiple distribution channels, including direct-to-consumer and online marketing programs, alternative financial service providers, traditional retailers and contractual relationships with corporate employers. This segment has no major customers for the three and nine months ended September 30, 2016. NetSpend’s prepaid card business derived more than one-fourth of its revenues from cardholders acquired through its two major third-party distributors for the three and nine months ended September 30, 2016.

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

Below is a summary of the NetSpend segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Total revenues (and net revenue)	$155,349	139,648	11.2%	$502,961	436,343	15.3%
Adjusted segment operating income[1]	$40,856	37,315	9.5	$125,538	109,224	14.9
Adjusted segment operating margin[2]	26.3%	26.7%		25.0%	25.0%
Key indicators (in millions):
Number of active cards[3]				4.2	3.6	14.3
Number of active cards with direct deposit[4]				2.1	1.8	15.8
Percentage of active cards with direct deposit				50.0%	49.3%
Gross dollar volume[5]	$6,367.0	5,391.2	18.1	$22,143.3	18,582.8	19.2

[1]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[2]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.
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

For the three and nine months ended September 30, 2016, respectively, 72.4% and 70.5% of revenues were derived from service fees charged to cardholders and 27.6% and 29.5% of revenues were derived from interchange and other revenues.  Service fee revenues are driven by the number of active cards, which totaled approximately 4.2 million as of September 30, 2016, and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume, which totaled approximately $6.4 billion and $22.1 billion, respectively, for the three and nine months ended September 30, 2016. Substantially all of the NetSpend segment’s revenues are volume driven as they are driven by the active card and gross dollar volume indicators.

Total segment revenues for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, increased $15.7 million and $66.6 million, respectively. Service fee revenue increased $14.4 million and $53.3 million, or 14.7% and 17.7%, respectively. Revenues from interchange and other services increased $1.3 million and $13.3 million, or 3.1% and 9.9%, respectively. These increases were substantially driven by the increase in the number of active cards and gross dollar volume during the three and nine months ended September 30, 2016.

Cardholder funds and deposits related to NetSpend’s prepaid products are held at FDIC-insured Issuing Banks for the benefit of the cardholders. NetSpend currently has active agreements with six Issuing Banks.

In October 2016, the Consumer Financial Protection Bureau (CFPB) adopted its final rule pertaining to prepaid financial products. Among other things, the new rule establishes new disclosure requirements specific to prepaid accounts, eliminates certain fees that may currently be imposed on prepaid accounts, and effectively eliminates the ability of a prepaid card provider such as NetSpend to offer a courtesy overdraft program. The new rule will become effective October 1, 2017.

If the new rule had been effective for 2016, the Company currently estimates that 2016 total revenues would have been negatively impacted by approximately $80 million to $85 million, with an estimated negative impact to EPS of $0.19 to $0.21, including compliance costs. The impacted revenue consists of overdraft revenue which was approximately 10% to 12% of NetSpend’s revenue and certain other fees that are prohibited by the rule. The Company currently expects 2017 total revenues to be negatively impacted by approximately $20 million to $25 million, with an estimated negative impact to EPS of $0.06 to $0.08, and currently expects 2018 total revenues to be negatively impacted by an additional $20 million to $25 million, with an estimated negative impact to EPS of $0.05 to $0.07.

The estimated earnings and revenue impact of the new rule set forth above for 2017 and 2018 is based in part on the Company’s current, but not yet complete, analysis of the rule and analysis of the CFPB’s underlying intent.  By 2018, the Company expects to offset approximately one-half of the total negative revenue impact of the rule and approximately one-third of the total negative EPS impact of the rule through its business expansion strategies.

The Company will continue to review and interpret the new rule and analyze its expected impact on  NetSpend’s  business.  The estimated revenue and earnings impact set forth above only includes the projected impact of the rule  on the Company’s financial performance and does not include the impact of other matters that may impact the performance of  NetSpend’s business in 2017 and 2018 and is subject to  risks and uncertainties such as the costs of compliance associated with  the rule and the success of NetSpend’s business expansion strategies which success will depend on, among other things, the rate of adoption of  NetSpend’s new products both by consumers and its distribution partners, the rate of utilization of the various product features by cardholders and market and regulatory dynamics. The estimated impact of the rule on both the Company’s 2017 and 2018 financial performance could vary either positively or negatively  based on these and other factors. Furthermore, the estimated impact of the rule on both the Company’s 2017 and 2018 financial performance may be adjusted either upward or downward after the Company completes its analysis of the rule and as NetSpend’s business expansion planning progresses.

Operating Expenses

The Company’s operating expenses were $991.6 million and $2.6 billion for the three and nine months ended September 30, 2016, respectively, compared to $544.8 million and $1.6 billion for the same periods in 2015. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three and nine months ended September 30, 2016 were also impacted by the TransFirst acquisition. Operating expenses increased $858.7 million due to the acquisition of TransFirst in 2016.

The Company’s cost of services were $840.3 million and $2.2 billion for the three and nine months ended September 30, 2016, respectively, which were increases of 84.1% and 58.6%, respectively, compared to the same periods last year. The increases in cost of services are due to increases in employment, severance, technology and facilities and other costs to support revenue growth and the acquisition of TransFirst. The Company’s selling, general and administrative expenses were $151.3 million and $428.3 million for the three and nine months ended September 30, 2016, respectively, which were increases of 71.3% and 52.8%, respectively, compared to the same periods last year. The increases in selling, general, and administrative costs were due primarily to the acquisition of TransFirst in April 2016. Expenses in 2015 were also impacted by certain one-time state tax benefits of $15.6 million that resulted from prior years but were recognized in 2015.

The Company’s transaction and integration expenses related to the acquisition of TransFirst in 2016 were $4.5 million and $29.6 million for the three and nine months ended September 30, 2016, respectively. These expenses consist of costs related to the completion of the acquisition such as legal, accounting and professional fees, as well as, personnel costs for severance and retention.

Operating Income

Operating income decreased 4.8% and increased 6.4%, respectively, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The Company’s operating profit margins for the three and nine months ended September 30, 2016, respectively, were 13.5% and 14.6%, compared to 23.0% and 20.2% for the same periods last year. TSYS’ operating margins decreased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to the increase in acquisition and integration expenses, severance, and the operating results of TransFirst.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense, gains and losses on currency transactions and gains and losses on investments in private equity. Net nonoperating expense increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.

The following table provides a summary of nonoperating expenses, net:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Interest expense[1]	$(31,037)	(10,190)	nm	$(85,012)	(30,583)	nm
Interest income	403	301	33.5%	1,312	1,002	31.0%
Currency transaction gains (losses),net	194	442	(56.1)	1,664	(468)	nm
Net gains (losses) on investments in private equity	362	1,686	(78.5)	(281)	2,965	nm
Other	73	(803)	nm	(189)	(898)	(79.0)
Total	$(30,005)	(8,564)	nm	$(82,506)	(27,982)	nm
nm = not meaningful
[1]

Interest expense includes interest on bonds of $25.6 million and $62.3 million, respectively, for the three and nine months ended September 30, 2016 and $8.8 million and $26.5 million for the same periods in 2015.

Interest expense for the three and nine months ended September 30, 2016, respectively, increased $20.8 million and $54.4 million compared the same periods in 2015. The increases in interest expense in 2016 compared to 2015 are due primarily to increases in bond interest expense in connection with the acquisition of TransFirst in April 2016.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2016, was approximately $7.7 million, the majority of which is denominated in U.S. Dollars and Euros.  The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of September 30, 2016 was $24.2 million.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 6 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Below is a summary of income tax expense:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Income tax expense	$44,247	37,825	17.0%	$127,966	119,204	7.4%
Effective income tax rate	35.3%	24.5%		35.5%	30.7%

The primary differences in the 2016 rates compared to 2015 rates reflect changes from the favorable discrete items, primarily tax credits, realized during the three and nine months ended September 30, 2015. Additionally, there were changes in permanent items during the nine months ended September 30, 2016.

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $82.5 million as of September 30, 2016.  A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Equity in income of equity investments	$6,366	5,336	19.3%	$19,234	15,309	25.6%

The increases in equity income for the three and nine months ended September 30, 2016, compared to the same periods in 2015, are the result of organic growth associated with the operations of CUP Data.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except per share data)	2016	2015	Percent change	2016	2015	Percent Change
Net income	$87,441	122,051	(28.4)%	$251,597	284,325	(11.5)%
Net income attributable to noncontrolling interests	(2,089)	(1,429)	46.2	(5,909)	(3,109)	90.1
Net income attributable to TSYS common shareholders	$85,352	120,622	(29.2)	$245,688	281,216	(12.6)
Basic EPS attributable to TSYS common shareholders[1]	$0.46	0.66	(29.2)	$1.34	1.53	(12.3)
Diluted EPS attributable to TSYS common shareholders[1]	$0.46	0.65	(29.2)	$1.33	1.52	(12.5)

[1]	Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 10 for more information.

Non-GAAP Measures

Management evaluates the Company's operating performance based upon operating margin on a net revenue basis, adjusted EBITDA, segment operating margin and consolidated adjusted operating margin, adjusted EPS and free cash flow which are all non-generally accepted accounting principles (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS' financial performance against budget.

Although non-GAAP financial measures are often used to measure TSYS’ operating results and assess its financial performance, they are not necessarily comparable to similarly titled measures of other companies due to potential inconsistencies in the method of calculation.

TSYS believes that its provision of non-GAAP financial measures provides investors with important key financial performance indicators that are utilized by management to assess TSYS’ operating results, evaluate the business and make operational decisions on a prospective, going-forward basis. Hence, management provides disclosure of non-GAAP financial measures to give shareholders and potential investors an opportunity to see TSYS as viewed by management, to assess TSYS with some of the same tools that management utilizes internally and to be able to compare such information with prior periods. TSYS believes that inclusion of non-GAAP financial measures provides investors with additional information to help them better understand its financial statements just as management utilizes these non-GAAP financial measures to better understand the business, manage budgets and allocate resources.

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Operating income (a)	$155,327	163,104	442,835	416,202
Total revenues (b)	$1,146,888	707,890	3,037,853	2,062,698
Less reimbursable items, interchange and assessment expenses	357,300	71,504	781,684	208,444
Net revenue (c)	$789,588	636,386	2,256,169	1,854,254
Operating margin (as reported) (a)/(b)	13.5%	23.0%	14.6%	20.2%
Operating margin on a net revenue basis (a)/(c)	19.7%	25.6%	19.6%	22.4%

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Net income	$87,441	122,051	251,597	284,325
Adjust for:
Deduct: Equity in income of equity investments	(6,366)	(5,336)	(19,234)	(15,309)
Add: Income taxes	44,247	37,825	127,966	119,204
Add: Nonoperating expense	30,005	8,564	82,506	27,982
Add: Depreciation and amortization	98,916	64,499	271,468	191,219
EBITDA	254,243	227,603	714,303	607,421
Adjust for:
Add: Share-based compensation	13,069	-	33,792	-
Add: TransFirst M&A and integration expenses[1]	1,830	11,295	25,908	31,468
Adjusted EBITDA	$269,142	238,898	774,003	638,889

[1]	Costs associated with the TransFirst acquisition which are included in selling, general and administative expenses and nonoperating expenses.

Adjusted Earnings Per Share

	Three months ended		Nine months ended September 30,
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Income from continuing operations attributable to TSYS common shareholders, as reported (GAAP)	$85,352	120,622	245,688	281,216
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	53,065	22,607	133,920	68,774
Add: Share-based compensation	13,059	11,291	33,766	31,459
Add: TransFirst M&A and integration expenses[1]	1,830	-	35,689	-
Less: Tax impact of adjustments[2]	(22,633)	(11,250)	(62,264)	(33,267)
Adjusted earnings	$130,673	143,270	386,799	348,182
Add: Severance impact	8,749	-	8,749	-
Add: Severance impact - Share-based compensation	147	-	147	-
Add: Currency impact	6,320	-	9,564	-
Less: Federal & state R&D tax credits and related expenses	-	(15,084)	-	(15,084)
Less: Tax impact of adjustments	(4,671)	(8,473)	(5,686)	(8,473)
Adjusted earnings excluding impact of severance, currency and tax credits	$141,218	119,713	399,573	324,625

Basic EPS - Income from continuing operations attributable to TSYS common shareholders, as reported (GAAP)	$0.46	0.66	1.34	1.53

Adjusted EPS	$0.71	0.78	2.11	1.89
Add/Less: Impact of severance, currency and tax credits	0.06	(0.13)	0.07	(0.13)
Adjusted EPS without impact of severance, currency and tax credits	$0.77	0.65	2.18	1.76

Average common shares and participating securities	183,830	183,954	183,601	184,320

[1]	Costs associated with the TransFirst acquisition which are included in selling, general and administative expenses and nonoperating expenses.
[2]	Certain of these merger and acquisition costs are nondeductible for income tax purposes. Income tax impact includes a discrete item as a result of the acquisition.

Free Cash Flow

	Nine months ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$550,960	460,554
Capital expenditures	(107,335)	(136,183)
Free cash flow	$443,625	324,371

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

Cash Flows From Operating Activities

	Nine months ended September 30,
(in thousands)	2016	2015
Net income	$251,597	284,325
Depreciation and amortization	271,468	191,219
Provisions for fraud and other losses	37,289	29,621
Share-based compensation	33,792	31,468
Dividends received from equity investments	15,246	12,092
Amortization of debt issuance costs	12,499	1,378
Equity in income of equity investments	(19,234)	(15,309)
Other noncash items and charges, net	2,329	(26,541)
Net change in current and other assets and current and other liabilities	(54,026)	(47,699)
Net cash provided by operating activities	$550,960	460,554

TSYS’ main source of funds is derived from operating activities, specifically net income. The change in depreciation and amortization is mainly the result of the acquisition of TransFirst. The change in Other noncash items and charges, net is primarily due to deferred income tax benefits associated with the acquisition of TransFirst. Net change in current and other assets and current and other liabilities includes accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of September 30, 2016, as compared to September 30, 2015, is the result of timing of collections as well as increased billings. The change in accounts payable and other liabilities for the same period is the result of the payments of vendor invoices and the timing of payments. The change in accrued salaries and employee benefits is due primarily to an increase in incentive bonuses and benefits paid in the first nine months ended September 30, 2016 compared to the same period in 2015.

Cash Flows From Investing Activities

	Nine months ended September 30,
(in thousands)	2016	2015
Cash used in acquisitions, net of cash acquired	$(2,345,493)	(750)
Additions to contract acquisition costs	(38,384)	(50,971)
Purchases of property and equipment, net	(32,134)	(36,505)
Additions to internally developed computer software	(25,705)	(31,654)
Additions to licensed computer software from vendors	(11,112)	(17,052)
Purchase of private equity investments	(4,430)	(3,525)
Proceeds from sale of private equity investment	120	1,839
Net cash used in investing activities	$(2,457,138)	(138,618)

The primary use of cash for investing activities in 2016 was for the acquisition of TransFirst. Other major uses of cash for investing activities in 2016 and 2015 were for additions to contract acquisition costs, addition of property and equipment, internal development of computer software and the purchase of licensed computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $38.4 million, including $22.4 million of client incentives, for the nine months ended September 30, 2016, compared to $51.0 million for the nine months ended September 30, 2015.

Private Equity Investments

The Company has entered into limited partnership agreements in connection with investing in two Atlanta-based venture capital funds focused exclusively on investing in technology-enabled financial services companies. Pursuant to each limited partnership agreement, the Company has committed to invest up to $20.0 million in each fund so long as its ownership interest in each fund does not exceed 50%. During the first nine months ended September 30, 2016 and 2015, the Company made additional investments in the funds in the amounts of $4.4 million and $3.5 million, respectively.

Cash Flows From Financing Activities

	Nine months ended September 30,
(in thousands)	2016	2015
Proceeds from borrowings of long-term debt	$2,666,295	1,912
Proceeds from exercise of stock options	9,980	19,690
Excess tax benefit from share-based payment arrangements	8,951	4,892
Subsidiary dividends paid to noncontrolling shareholders	(4,163)	(3,796)
Repurchase of common stock under plans and tax withholding	(5,396)	(83,635)
Purchase of noncontrolling interest	(5,878)	-
Debt issuance costs	(26,563)	-
Dividends paid on common stock	(55,000)	(55,277)
Principal payments on long-term borrowings and capital lease obligations	(618,598)	(42,215)
Net cash provided by (used in) financing activities	$1,969,628	(158,429)

The main source of cash provided by financing activities in 2016 was proceeds from borrowings of long-term debt. The main uses of cash for financing activities in 2016 were principal payments on long-term borrowings and capital lease obligations, the payment of dividends and debt issuance costs. The main uses of cash for financing activities in 2015 were the repurchase of outstanding shares of common stock, the payment of dividends and principal payments on long-term borrowings and capital lease obligations. The main source of cash provided by financing activities in 2015 was the proceeds from exercises of stock options.

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

The Company did not purchase any shares under the plan during the nine months ended September 30, 2016. In the first nine months ended September 30, 2015, the Company purchased 2.2 million shares for approximately $83.5 million, at an average price of $38.85.

Dividends

Dividends on common stock of $55.0 million were paid during the nine months ended September 30, 2016, compared to $55.3 million during the nine months ended September 30, 2015.

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. On June 23, 2016, the United Kingdom (U.K) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit.” As a result, global markets were adversely impacted, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, and have unknown social and geopolitical impact, which may adversely affect our business, results of operations and financial condition. TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.7:1. As of September 30, 2016, TSYS had working capital of $615.4 million compared to $571.0 million as of December 31, 2015.

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

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ belief with respect to lawsuits, claims and other complaints; (iv) TSYS’ expectation with respect to certain tax matters; (v) TSYS’ expectation with respect to the timing of deconversions; (vi) TSYS’ expectation with respect to the potential impact of the CFPB’s new rule pertaining to prepaid financial products on its NetSpend business and the Company’s future revenue and earnings, and NetSpend’s business expansion strategies, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and its clients;
•	adverse developments with respect to the payment card industry in general, including a decline in the use of cards as a payment mechanism;
•	the impact of potential and completed acquisitions, particularly the recently completed TransFirst acquisition, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;
•	the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto, and in particular the matters disclosed in this quarterly report;
•	the impact of the application of and/or changes in accounting principles;
•	TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;
•	TSYS’ reliance on financial institution sponsors;
•

changes occur in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers, and in particular the CFPB’s new rule regarding prepaid financial products;

•

the success of NetSpend’s business expansion strategies to offset  the loss of revenue from the CFPB’s new rule regarding prepaid financial products which will depend on, among other things, the rate of adoption of  NetSpend’s new products both by consumers and its distribution partners, the rate of utilization of the various product features by cardholders and market and regulatory dynamics, and, in addition,  the costs of compliance associated with the new rule;

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

These forward-looking statements speak only as of the date on which they are made and TSYS disclaims any obligation to update any forward-looking statement as a result of new information, future developments or otherwise except as required by law.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. Dollars as of September 30, 2016:

(in thousands)	As of September 30, 2016
Europe	$173,813
China	99,678
Mexico	7,444
Other	44,715

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

TSYS recorded net translation gains of approximately $194,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2016 relating to the translation of cash and other balance sheet accounts.  The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2016, was approximately $7.7 million, the majority of which was denominated in U.S. Dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of September 30, 2016, was $24.2 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $24.2 million as of September 30, 2016.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$242	1,211	2,423	(242)	(1,211)	(2,423)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2016, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
July 2016	-		$-	5,150	14,850
August 2016	4		48.64	5,150	14,850
September 2016	3		47.06	5,150	14,850
Total	7	[1]	$48.04

[1]	Consists of delivery of shares to TSYS on vesting of shares to pay taxes.

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

TOTAL SYSTEM SERVICES, INC.

Date: November 4, 2016	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman and Chief Executive Officer

Date: November 4, 2016	by:	/s/ Paul M. Todd
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