Form 10-K
period 2016-12-31
TOTAL SYSTEM SERVICES INC
filed 2017-02-24
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

Commission file number    1-10254

TOTAL SYSTEM SERVICES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1493818
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One TSYS Way
Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (706) 644-6081

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [X]	NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES [ ]	NO [X]

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

YES [X]	NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated Filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,575,381,000 based on the closing sale price as reported on the New York Stock Exchange.

As of February 17, 2017, there were 183,354,641 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2016 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2017 Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2017 (“Proxy Statement”)	Part III

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

Item 1. Business

Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides payment processing services, merchant services and related payment services to financial and nonfinancial institutions. In addition, we provide general purpose reloadable (“GPR”) prepaid debit and payroll cards and alternative financial service solutions to the underbanked and other consumers. The services we provide are divided into four operating segments, Merchant Services, which accounted for 44% of our revenues in 2016, North America Services, which accounted for 32% of our revenues in 2016, Netspend, which accounted for 16% of our revenues in 2016, and International Services, which accounted for 8% of our revenues in 2016.

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

Major Customers.  A significant amount of our revenues is derived from long-term contracts with large clients.  The loss of one of our large clients could have a material adverse effect on our financial position, results of operations and cash flows.  See “Major Customer” and “Operating Segments” under the “Financial Review” Section on pages 20 through 25, and Note 21 on pages 73 through 76 of the Annual Report which are incorporated in this document by reference.

Competition.  Each of our four business segments encounters vigorous competition in connection with the services it provides.

Issuing Services - North America and International.  Our North America Services and International Services segments encounter competition from credit card processing firms, third-party card processing software vendors and various other firms that provide products and services to credit card issuers in the United States and internationally.  The United States market for third party processing for credit card issuers is primarily serviced by three vendors, including TSYS, with our largest competitor being a subsidiary of First Data Corporation.  We believe that as of December 31, 2016, we are the largest third party processor for credit card issuers in the United States, based on net revenues derived from solutions for credit card issuers.  Further, we believe that during 2016, we provided issuer processing services for 40%-45% of the domestic Visa and Mastercard credit accounts issued in the United States, approximately 80% of Canadian credit card accounts and approximately 20% of credit card accounts in TSYS’ Home European Markets (UK, Ireland, Netherlands, Italy, Germany and Switzerland).  The principal methods of competition between us and our competitors are system performance and reliability, servicing capability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability and flexibility of infrastructure and price.

Merchant Services.  Our Merchant Services segment competes with financial institutions and merchant acquirers who provide businesses with merchant services and related services.  Our primary competitors include First Data Corporation (and its alliances), Vantiv, Inc., Global Payments Inc. and Elavon, Inc.  Additionally, payment networks such as Visa and Mastercard are increasingly offering products and services that compete with our products and services.  We also provide third party processing and related services to merchant acquirers, Independent Sales Organizations (“ISO’s”) and financial institutions.  We believe that as of December 31, 2016, we are the sixth largest merchant acquirer in the United States based on net revenue and one of the top two providers of third party processing services.  The principal methods of competition between us and our competitors include quality of distribution partners, breadth of features and functionality, service levels, system performance and reliability, data security and price.

Netspend.  Our Netspend segment primarily competes with other prepaid program managers to provide underbanked and other consumers with alternative financial service solutions.  Our primary competitors in this space include Green Dot Corporation, American Express Company and First Data Corporation.  As of December 31, 2016, we believe that we are the largest prepaid program manager in the United States based on gross dollar volume (total spending on the accounts we manage).  The principal methods of competition between us and our competitors include diversity and strength of distribution, breadth and strength of innovative features and functionality, quality of service, reliability of system performance and security and price.

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

Money Transmitter and Payment Instrument Laws and Regulations.    Our Netspend business is subject to money transfer and payment instrument licensing regulations. We have obtained licenses to operate as a money transmitter in 47 states and the District of Columbia. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business.

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

Anti-money Laundering and Counter Terrorist Regulation.  The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) has issued a rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to “prepaid access programs.” This rulemaking clarifies the anti-money laundering obligations for entities, such as our Netspend business and its distributors, engaged in the provision and sale of prepaid access devices like our GPR prepaid debit cards. Our Netspend business has registered with FinCEN as a money services business. This registration results in our having direct responsibility to maintain and implement an anti-money laundering compliance program.

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

The Dodd-Frank Act.  We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). This legislation, which provides for significant financial regulatory reform, may have a significant and negative impact on us and our clients, which could impact TSYS’ earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions on our operations.  The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction.  In accordance with the Reform Act, the Board capped the maximum U.S. debit interchange fee assessed for debit cards issued by large financial institutions at twenty-one cents per transaction plus five basis points, before applying a fraud prevention adjustment of up to an additional one cent. The cap on interchange fees has not had a significant negative impact on our business.

The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry.  For example, the CFPB has promulgated a new rule regarding prepaid financial products, which, among other things, establishes new disclosure requirements specific to prepaid accounts, eliminates certain fees that may currently be imposed on prepaid accounts, and effectively eliminates the ability of a prepaid card provider such as our Netspend business to offer courtesy overdraft protection on prepaid accounts.  The new rule is scheduled to become effective October 1, 2017.  Similarly, other future actions of the CFPB may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants by further regulatory disclosures, payment card practices, fees, routing and other matters with respect to credit, debit and prepaid cards, and thus negatively impact our business.  In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system.  To date, the Financial Stability Oversight Council does not appear to be focused on regulating entities such as TSYS.  However, any such future designation would result in increased regulatory burdens on our business.

State Wage Payment Laws and Regulations.  The use of payroll card programs as a means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments, which laws are subject to change. The paycard portion of our Netspend business includes payroll cards and convenience checks and is designed to allow employers to comply with applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for their use. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on fees and disclosure requirements.

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

Employees.  As of December 31, 2016, we had approximately 11,500 employees.

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

For more information about our business see the “Financial Overview” Section on pages 11 and 12, the “Financial Review” Section on pages 13 through 36 and Note 1, Note 2, Note 8, Note 15, Note 21, Note 23 and Note 26 of Notes to Consolidated Financial Statements on pages 42 through 52, page 52, page 56, pages 64 through 67, pages 73 through 76, pages 77 through 80, and page 81 of the Annual Report which are incorporated in this document by reference.

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

•	cause our clients and consumers to lose confidence in our services;
•	harm our reputation;
•	expose us to financial liability, both as a result of litigation and contractually, and in the form of penalties and fines from regulators and the card networks;
•	result in the loss of our financial institution sponsorships;
•	increase our risk of regulatory scrutiny;
•	adversely affect our continued card network registration;
•	cause us to modify our protective measures which would increase our expenses; and
•	increase our expenses from potential remediation costs.

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

Consolidation among financial institutions, particularly in the area of credit card operations, and consolidation in the retail industry, continues to be a major risk.  Specifically, we face the risk that our clients may merge with entities that are not our clients, our clients may sell portfolios to entities that are not our clients or our financial institution clients may otherwise cease to exist, thereby negatively impacting our existing agreements and projected revenues with these clients.  In addition, consolidation among financial institutions has led to an increasingly concentrated client base at TSYS which results in a changing client mix toward larger clients.  Continued consolidation among financial institutions could increase the bargaining power of our current and future clients and further increase our client concentration.  Consolidation among financial institutions and retail clients and the resulting loss of any significant client by us could have a material adverse effect on our financial position and results of operations.

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

A significant portion of our revenues is derived from the number of consumer payment transactions that we process which may be affected by, among other things, overall economic conditions.  The payment processing industry depends heavily upon the overall level of consumer, business and government spending.  Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving credit, debit, GPR prepaid and other payment-related cards.  Future reductions in consumer spending through credit, debit, GPR prepaid debit and other payment-related card usage through methods that we process, including through an increase in the number of cash transactions, could result in a decrease in our revenues and profits and would likely have a material adverse effect on our financial position and results of operations.

Our ability to anticipate and respond to changing industry and client needs and preferences may affect our competitiveness or demand for our products, which may adversely affect our financial results.

The payment processing markets in which we compete are subject to rapid and significant technological changes, new product introductions, including mobile payment applications, evolving competitive landscape, developing industry standards, and changing client and consumer needs and preferences. We expect that new services and technologies applicable to the payment processing markets will continue to emerge. These changes in technology may limit the competitiveness of and demand for our services.  Also, our clients continue to adopt new technology for business and personal uses.  We must anticipate and respond to these changes in order to remain competitive within our markets.  If we are unable to effectively respond to these changes, the competitiveness of and demand for our services and products will be materially impaired and may result in our services being removed from the payments value chain.  Our future success will depend in part on our ability to anticipate and respond to new competitors and to develop or adapt to technological changes and evolving industry standards on a timely basis.  Our failure to do so could have a material adverse effect on our financial position and results of operation.

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

Conversions and deconversions of client portfolios may not occur as scheduled which may negatively impact our financial results.

The timing of the conversion of card portfolios of new payment processing clients to our processing systems and the deconversion of existing clients to other systems impacts our revenues and expenses.  Due to a variety of factors, conversions and deconversions may not occur as scheduled and this may have a material adverse effect on our financial position and results of operations.

Acquisitions and integrating such acquisitions create certain risks and may affect our financial results.

We have acquired businesses both in the U.S. and internationally and will continue to explore opportunities for strategic acquisitions in the future. On April 1, 2016, we completed our acquisition of TransFirst Holdings Corp. (TransFirst”). The acquisition and integration of businesses such as TransFirst involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

If the integration and conversion process when acquiring a business does not proceed smoothly, the following factors, among others, could have an adverse effect on our financial position and results of operations, and result in a loss of projected synergies:

●if we are unable to successfully integrate the benefits plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors, which could significantly affect our ability to operate the business and complete the integration;

●if the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose clients to our competitors, which would reduce our revenues and earnings;

●the acquisition may otherwise cause disruption to the acquired company’s business and operations and relationships with financial institution sponsors, customers, merchants, employees and other partners, as applicable;

●the acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development; and

●the costs related to the integration of the acquired company’s business and operations into ours and the financing of the transaction may be greater than anticipated.

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

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." The referendum has caused, and may continue to cause, volatility in global stock markets and currency exchange rate fluctuations, resulting in a decline in the value of the British pound relative to the U.S. dollar. In addition, it is expected that the British government will begin negotiating the terms of the United Kingdom’s separation from the European Union. Although it is not known what those terms will be, it is possible that there will be increased regulatory complexities, including without limitation regulation relating to data security, privacy, and taxation. These changes may adversely affect our financial position and results of operations.

We may also incur higher than anticipated costs as we expand internationally and grow our international client base.  If we are unable to successfully manage these expenses as our business expands, our financial position and results of operations could be negatively impacted.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our financial position and results of operations.

We are from time to time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our business.  Our insurance or indemnities may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation.  Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our financial position and results of operations.  In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.  For more information about our legal proceedings, see Item 3 of this annual report.

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

When we acquired Netspend, we added an aspect to our business to complement our previous presence in the prepaid processing space to include GPR prepaid and payroll cards and alternative financial services. The alternative financial services industry, including the prepaid card market, is subject to intense and increasing competition. Our Netspend business directly competes with a number of companies that market open-loop prepaid cards and demand deposit accounts through retail and online distribution. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers who are seeking to integrate more financial services into their product offerings. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid card or demand deposit account programs. The increased desire of banks, retailers and alternative financial services providers to develop and promote prepaid card and demand deposit account programs could have an adverse effect on the Netspend portion of our business. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and decrease the prices of our products and services, which could adversely affect our operating results.

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

There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways in the U.S. as well as internationally.  For example, the new Trump Administration has called for changes in existing regulatory requirements, including those applicable to financial services.  We cannot predict the impact, if any, of such changes on our business.  It is likely that some policies adopted by the new administration will benefit us, while others will negatively affect us.  Until we know what changes are adopted, we will not know whether in total we benefit from, or are negatively affected by, the changes.  More broadly, changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance.  Regulation of the payments industry has increased significantly in recent years.  Failure to comply with laws, rules and regulations or standards to which we are subject in the U.S. as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on our financial position and results of operations, as well as damage our reputation.  Even if such a change to statutes, regulations or industry standards does not directly apply to us, the effects of such a change on our financial institution clients could result in material, indirect effects on the way we operate or the costs to operate our business and impair the demand for our services amongst our financial institution clients.

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”).  This legislation provides for significant financial regulatory reform.  The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction.  The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry.  The CFPB recently mandated that supervised financial institutions, including our clients, are required to ensure that their service providers are in compliance with applicable federal consumer laws, which may increase regulatory oversight and our cost of doing business.  In addition, the CFPB has promulgated a new rule regarding the prepaid industry which is expected to negatively impact our Netspend business and thus negatively impact our revenues and earnings.  Furthermore, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system.  Any such designation would result in increased regulatory burdens on our business.  The overall impact of the Reform Act on TSYS is difficult to estimate. Current and future regulations as a result of the Reform Act may adversely affect our business or operations, directly or indirectly (if, for example, our clients’ businesses and operations are adversely affected).

With respect to our Netspend business, because each distributor offers prepaid cards and reload services as an agent of Netspend, or another third party, we do not believe that the distributors themselves are required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other service providers. In addition, we understand that state banking departments, which are charged with regulating the business of money transmission, have traditionally taken the position that the offering of payroll and other prepaid cards does not constitute money transmission and so we are not required to obtain a state money transmission license in order to engage in this activity. However, even though our Netspend business is authorized to operate as a money transmitter in 47 states and the District of Columbia, there remains a risk that a federal or state regulator will initiate enforcement or other proceedings against us or our issuing banks. If the relevant party is unsuccessful in making a persuasive argument that it should not be subject to such licensing requirements or that it is already licensed to engage in such activity, and is therefore deemed to be in violation of one or more of the state money transmitter statutes, it could result in the imposition of fines, the suspension of the relevant party’s ability to offer some or all of our prepaid cards and related services in the relevant jurisdiction, civil liability and criminal liability, each of which could negatively impact our financial position and results of operations. Furthermore, if the federal government or one or more state governments impose additional legislative or regulatory requirements on our Netspend business, the issuing banks or the distributors, or prohibit or limit the activities of our Netspend business as currently conducted, we may be required to modify or terminate some or all of our Netspend products and services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us.

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

Our systems and our third-party providers' systems may fail which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties.  A system outage or data loss could have a material adverse effect on our business, financial position and results of operations.  Not only would we suffer damage to our reputation in the event of a system outage or data loss, we may also be liable to third parties. Many of our contractual agreements with financial institutions require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from events that may be outside our control.  Events that could cause system interruptions include, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties  could result in loss of revenue, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources.  In addition, we have a third party risk management process in place through our global procurement program.  If we are unable to effectively manage the risk associated with our third party relationships, it could negatively impact our financial condition and results of operations.

We may experience software defects, computer viruses, and development delays, which could damage client relations, our potential profitability and expose us to liability.

Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses, or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation, fines imposed by card networks, or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

In our rapidly developing legal framework, we rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology.  Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop software or technology competitive to us.  Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights.  We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove successful.  The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

As of December 31, 2016, we and our subsidiaries owned 12 facilities encompassing approximately 1,446,568 square feet and leased 46 facilities encompassing approximately 1,184,621 square feet.  These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
North America Services	10	1,350,200	7	299,910
International Services	2	96,368	14	208,783
Merchant Services	-	-	19	487,504
NetSpend	-	-	6	188,424

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

See Note 1, Note 9, Note 15 and Note 21 of Notes to Consolidated Financial Statements on pages on pages 42 through 52, page 57, pages 64 through 67, and pages 73 through 76 and “Property and Equipment” under the “Financial Review” Section on page 31 of the Annual Report which are incorporated in this document by reference.

Item 3. Legal Proceedings

See Note 15 of Notes to Consolidated Financial Statements on pages 64 through 67 of the Annual Report which is incorporated in this document by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section on page 84, Note19 of Notes to Consolidated Financial Statements on page 72 and “Stock Performance Graph” on page 85 of the Annual Report are incorporated in this document by reference.  The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The “Selected Financial Data” Section which is set forth on page 11 of the Annual Report is incorporated in this document by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Financial Overview” and “Financial Review” Sections which are set forth on pages 11 through 36 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies.   These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.”  The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2016, 2015 and 2014 was:

(in millions)	2016	2015	2014
Comprehensive income (loss), net of tax	$(30.5)	$(21.4)	$(15.6)

Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.

The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2016:

(in millions)	December 31, 2016
Europe	$165.9
China	101.8
Cyprus	37.5
Other	14.6

We record foreign currency translation adjustments associated with other balance sheet accounts.  See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 26 of the Annual Report which is incorporated in this document by reference.  We maintain several cash accounts denominated in foreign currencies, primarily in US dollars and Euros. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements.  The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased.  We recorded a net translation loss of approximately $1.7 million for the year ended December 31, 2016 relating to the translation of foreign denominated balance sheet accounts, most of which were accounts receivable. The balance of the foreign-denominated accounts receivable accounts subject to risk of translation gains or losses at December 31, 2016 was approximately $16.0 million, the majority of which is denominated in U.S. dollars.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2016 was $20.9 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $20.9 million at December 31, 2016.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$209	1,046	2,092	(209)	(1,046)	(2,092)

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

At December 31, 2016	Expected maturity date
Liabilities	2017	2018	2019	2020	2021	Thereafter	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate	$13.9	550.0	-	-	750.0	1,300.0	$2,613.9
Average interest rate	3.77%	4.00%	-	-	4.30%	4.65%	4.34%
Variable Rate	$35.0	131.3	70.0	70.0	363.7	-	$770.0
Average interest rate	2.27%	2.27%	2.27%	2.27%	2.27%	-	2.27%

Item 8. Financial Statements and Supplementary Data

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section, which is set forth on page 84, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting,” which are set forth on pages 37 through 83 of the Annual Report are incorporated in this document by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.  Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2016, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm.  “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 83 of the Annual Report, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page 82 of the Annual Report, are incorporated in this document by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to equity compensation plans is contained in Note 17 of Notes to Consolidated Financial Statements on pages 67 and 68 of the Annual Report and is incorporated in this document by reference.

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

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 37 through 83 of the Annual Report.

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Income - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Equity - Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

      2.Financial Statement Schedules

The following report of independent registered public accounting firm and consolidated financial statement schedule of TSYS are included:

Report of Independent Registered Public Accounting Firm

Schedule II - Valuation and Qualifying Accounts - Years Ended

December 31, 2016, 2015 and 2014

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

      3.Exhibits

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

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K dated May 22, 2013

4.4	Senior Indenture, dated March 17, 2016, between TSYS and Regions Bank as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K dated March 17, 2016

4.5	Form of 3.800% Senior Note due 2021, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K dated March 17, 2016

4.6	Form of 4.800% Senior Note due 2026, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K dated March 17, 2016

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

10.21

Form of Senior Executive Stock Option Agreement for 2012 stock option awards under the Total System Services, Inc. 2008 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012

10.22

Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

10.23

Form of Senior Executive Performance Share Agreement for 2013 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.4 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, as filed with the SEC on May 8, 2013

10.24

Form of Senior Executive Stock Option Agreement for 2014 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, as filed with the SEC on May 8, 2014

10.25

Form of Senior Executive Performance Share Agreement for 2014 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, as filed with the SEC on May 8, 2014

10.26

Form of Senior Executive Stock Option Agreement for 2015 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, as filed with the SEC on May 7, 2015

10.27

Form of Senior Executive Performance Share Agreement for 2015 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, as filed with the SEC on May 7, 2015

10.28

Form of Amendment to Senior Executive Stock Option Agreement and Senior Executive Performance Share Agreement, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015, as filed with the SEC on November 5, 2015

10.29

Transition and Retirement Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated June 23, 2014

10.30

Restrictive Covenant Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K dated June 23, 2014

10.31

Consulting Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K dated June 23, 2014

10.32

Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on May 5, 2016

10.33

Form of Performance Share Agreement for 2016 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on May 5, 2016

13.1	Certain specified pages of TSYS’ 2016 Annual Report to Shareholders which are incorporated herein by reference

21.1	Subsidiaries of Total System Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney contained on the signature pages of this 2016 Annual Report on Form 10-K and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2016 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report)

101	Interactive Data File

We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Item 16. Form 10-K Summary

Not Applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Total System Services, Inc.:

Under date of February 23, 2017, we reported on the consolidated balance sheets of Total System Services, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three‑year period ended December 31, 2016, which are included in the December 31, 2016 annual report on Form 10‑K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Atlanta, Georgia
February 23, 2017

Schedule II

Schedule — Valuation and Qualifying Accounts

TOTAL SYSTEM SERVICES, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions
		Changes in
	Balance at	allowances, charges to				Balance at
	beginning	expenses and changes				end
	of period	to other accounts		Deductions		of period
Year ended December 31, 2014:
Provision for doubtful accounts	$1,758	640	(1)	824	(3)	$3,222
Provision for billing adjustments	$504	497	(1)	(135)	(3)	$866
Provision for merchant losses	$1,122	1,686	(1)	(1,690)	(3)	$1,118
Transaction processing provisions - processing errors	$2,409	9,468	(2)	(7,247)	(3)	$4,630
Provision for fraud losses	$5,784	38,381	(4)	(37,853)	(3)	$6,312
Deferred tax valuation allowance	$14,691	5,534	(5)	(1,262)	(6)	$18,963
Year ended December 31, 2015:
Provision for doubtful accounts	$3,222	(58)	(1)	(1,407)	(3)	$1,757
Provision for billing adjustments	$866	(114)	(1)	174	(3)	$926
Provision for merchant losses	$1,118	4,667	(1)	(4,419)	(3)	$1,366
Transaction processing provisions - processing errors	$4,630	6,976	(2)	(5,149)	(3)	$6,457
Provision for fraud losses	$6,312	41,264	(4)	(38,185)	(3)	$9,391
Deferred tax valuation allowance	$18,963	541	(5)	(1,058)	(6)	$18,446
Year ended December 31, 2016:
Provision for doubtful accounts	$1,757	6,970	(1)	(5,245)	(3)	$3,482
Provision for billing adjustments	$926	614	(1)	(180)	(3)	$1,360
Provision for merchant losses	$1,366	1,682	(1)	(1,009)	(3)	$2,039
Transaction processing provisions - processing errors	$6,457	3,669	(2)	(7,275)	(3)	$2,851
Provision for fraud losses	$9,391	49,362	(4)	(48,226)	(3)	$10,527
Deferred tax valuation allowance	$18,446	4,124	(5)	(1,269)	(6)	$21,301

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

(4)	Amount represents the charges in the provision for cardholder losses reflected in cost of services expenses.
(5)	Amount represents an increase in the amount of deferred tax assets, which more likely than not, will not be realized.
(6)	Amount represents a decrease in the amount of deferred tax assets, which more likely than not, will not be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

(Registrant)

Date: February 23, 2017By: /s/M. Troy Woods

         M. Troy Woods,

        Chairman and Chief Executive Officer

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

/s/M. Troy WoodsDate: February 23, 2017

M. Troy Woods,

Chairman, Chief Executive Officer and Director

(Principal Executive Officer)

/s/Pamela A. JosephDate: February 23, 2017

Pamela A. Joseph,

President, Chief Operating Officer and

Director

/s/Paul M. ToddDate: February 23, 2017

Paul M. Todd,

Senior Executive Vice President and

Chief Financial Officer

(Principal Financial Officer)

/s/Dorenda K. Weaver            Date: February 23, 2017

Dorenda K. Weaver,

Chief Accounting Officer

(Principal Accounting Officer)

/s/James H. BlanchardDate: February 23, 2017

James H. Blanchard,

Director

/s/Kriss Cloninger IIIDate: February 23, 2017

Kriss Cloninger III,

Director

/s/Walter W. Driver, Jr.Date: February 23, 2017

Walter W. Driver, Jr.,

Director

/s/Sidney E. HarrisDate: February 23, 2017

Sidney E. Harris,

Director

/s/William M. IsaacDate: February 23, 2017

William M. Isaac,

Director

/s/Mason H. LamptonDate: February 23, 2017

Mason H. Lampton,

Director

/s/Connie D. McDanielDate: February 23, 2017

Connie D. McDaniel,

Director

/s/Philip W. TomlinsonDate: February 23, 2017

Philip W. Tomlinson,

Director

/s/John T. TurnerDate: February 23, 2017

John T. Turner,

Director

/s/Richard W. UsseryDate: February 23, 2017

Richard W. Ussery,

Director

/s/James D. YanceyDate: February 23, 2017

James D. Yancey,

Director