Form 10-K/A
period 2016-12-31
TOTAL SYSTEM SERVICES INC
filed 2017-02-28
CIK 721683

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

EXPLANATORY NOTE

Total System Services, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Item 5 of its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 24, 2017 (the “Original Filing”), to amend Item 5 to furnish the performance graph as set forth below. The Company had in its possession a copy of the performance graph at the time of the Original Filing; however, the performance graph was inadvertently omitted from the Original Filing due to an error in the filing process. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the original filing date.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TSYS’ common stock trades on the New York Stock Exchange (NYSE) under the symbol “TSS.” Price and volume information appears under the abbreviation “TotlSysSvc” in NYSE daily stock quotation listings. As of February 17, 2017, there were 18,854 holders of record of TSYS common stock, some of whom are holders in nominee name for the benefit of different shareholders.

The 2016 fourth quarter dividend of $0.10 per share was declared on December 2, 2016, and was paid January 3, 2017, to shareholders of record on December 15, 2016. The 2015 fourth quarter dividend of $0.10 per share was declared on December 2, 2015, and was paid January 4, 2016, to shareholders of record on December 17, 2015. Total dividends declared in 2016 and in 2015 amounted to $73.5 million and $73.7 million, respectively. It is the present intention of the Board of Directors of TSYS to continue to pay cash dividends on its common stock.

Presented here is a summary of the unaudited quarterly financial data for the years ended December 31, 2016 and 2015.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2016 Revenues	$739,378	1,151,587	1,146,889	1,132,224
Cost of services	484,507	841,923	840,301	826,331
Operating income	151,687	135,821	155,327	130,547
Net income attributable to TSYS common shareholders	90,628	69,707	85,352	73,950
Basic earnings per share (EPS) attributable to TSYS common shareholders	0.49	0.38	0.46	0.40
Diluted EPS attributable to TSYS common shareholders	0.49	0.38	0.46	0.40
Cash dividends declared	0.10	0.10	0.10	0.10
Stock prices:
High	48.55	54.81	56.43	51.61
Low	37.96	47.90	46.58	46.77
Close	47.58	48.50	47.15	49.03
2015 Revenues	$662,156	692,652	707,890	716,843
Cost of services	449,715	459,961	456,465	489,039
Operating income	122,496	130,602	163,104	117,905
Net income attributable to TSYS common shareholders	77,755	82,839	120,622	82,828
Basic EPS attributable to TSYS common shareholders	0.42	0.45	0.66	0.45
Diluted EPS attributable to TSYS common shareholders	0.42	0.45	0.65	0.45
Cash dividends declared	0.10	0.10	0.10	0.10
Stock prices:
High	39.02	42.72	48.64	56.37
Low	33.27	37.89	41.52	45.82
Close	38.15	41.77	45.43	49.80

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in cumulative shareholder return on TSYS stock with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Systems Software Index for the last five fiscal years (assuming a $100 investment on December 31, 2011 and reinvestment of all dividends).

	2011	2012	2013	2014	2015	2016
TSYS	$100.00	$111.41	$175.72	$181.62	$268.71	$266.74
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
S&P SS	$100.00	$115.23	$153.13	$188.36	$208.08	$235.62

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	3.Exhibits

Exhibit

NumberDescription

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

February 28, 2017	By:	/s/ M. Troy Woods
M. Troy Woods,
Chairman and Chief Executive Officer
(Principal Executive Officer)