Form 10-K/A
period 2016-12-31
TOTAL SYSTEM SERVICES INC
filed 2017-04-12
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Total System Services, Inc. is filing this Amendment No. 2 on Form 10-K/A for the sole purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 24, 2017, to include Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2016 as set forth below and in the attached exhibits. This Amendment No. 2 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 37 through 83 of the Annual Report.

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Income – Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows – Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Equity – Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

2.	Financial Statement Schedules

The following report of independent registered public accounting firm and consolidated financial statement schedule of TSYS are included:

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts – Years Ended December 31, 2016, 2015 and 2014

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. Exhibits 10.8 through 10.33 pertain to executive compensation plans and arrangements. With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

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

TOTAL SYSTEM SERVICES, INC.

April 12, 2017	By:	/s/ M. Troy Woods
M. Troy Woods,
Chairman and Chief Executive Officer (Principal Executive Officer)