Form 10-Q
period 2017-03-31
TOTAL SYSTEM SERVICES INC
filed 2017-05-04
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: April 25, 2017
Common Stock, $0.10 par value	184,031,162 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (Note 3)	$464,740	425,354
Accounts receivable, net of allowances for doubtful accounts and billing adjustments of $5.3 million and $4.8 million as of 2017 and 2016, respectively	405,746	432,847
Prepaid expenses and other current assets (Note 3)	180,325	164,488
Total current assets	1,050,811	1,022,689
Goodwill (Note 2)	3,272,237	3,270,952
Other intangible assets, net of accumulated amortization of $468.9 million and $420.6 million as of 2017 and 2016, respectively	858,607	906,676
Intangible assets - computer software, net of accumulated amortization of $784.5 million and $757.4 million as of 2017 and 2016, respectively	409,796	423,188
Property and equipment, net of accumulated depreciation and amortization of $496.2 million and $480.7 million as of 2017 and 2016, respectively (Note 7)	281,430	282,345
Contract acquisition costs, net of accumulated amortization of $322.6 million and $309.7 million as of 2017 and 2016, respectively (Note 3)	231,472	235,700
Equity investments, net	147,743	133,556
Deferred income tax assets	7,081	7,055
Other assets	91,503	84,016
Total assets	$6,350,680	6,366,177
Liabilities
Current liabilities:
Accounts payable	$45,656	38,712
Accrued salaries and employee benefits	35,357	67,655
Current portion of long-term borrowings (Note 4)	30,604	48,040
Current portion of obligations under capital leases	2,493	2,687
Other current liabilities (Note 3)	338,148	263,259
Total current liabilities	452,258	420,353
Long-term borrowings, excluding current portion (Note 4)	3,228,292	3,312,215
Deferred income tax liabilities	419,786	419,552
Obligations under capital leases, excluding current portion	845	1,061
Other long-term liabilities	90,032	88,983
Total liabilities	4,191,213	4,242,164
Redeemable noncontrolling interest in consolidated subsidiary	14,737	24,093
Commitments and contingencies (Note 9)
Shareholders' Equity
Common stock — $0.10 par value. Authorized 600,000 shares; 202,765 issued as of 2017 and 2016; 184,041 and 183,451 outstanding as of 2017 and 2016, respectively	20,277	20,276
Additional paid-in capital	224,436	279,627
Accumulated other comprehensive loss, net (Note 3)	(52,381)	(56,158)
Treasury stock, at cost (18,724 and 19,314 shares as of 2017 and 2016, respectively)	(637,620)	(646,047)
Retained earnings	2,590,018	2,502,222
Total shareholders’ equity	2,144,730	2,099,920
Total liabilities and shareholders' equity	$6,350,680	6,366,177

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2017	2016
Total revenues (Note 7)	$1,184,725	739,378
Cost of services	861,856	484,507
Selling, general and administrative expenses	155,686	103,184
Total operating expenses	1,017,542	587,691
Operating income	167,183	151,687
Nonoperating expenses, net	(29,903)	(22,098)
Income before income taxes and equity in income of equity investments	137,280	129,589
Income taxes	43,082	43,429
Income before equity in income of equity investments	94,198	86,160
Equity in income of equity investments, net of tax	12,909	6,248
Net income	$107,107	92,408
Net income attributable to noncontrolling interests	$(1,239)	(1,780)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$105,868	90,628
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 10)	$0.58	0.49
Diluted EPS attributable to TSYS common shareholders (Note 10)	$0.57	0.49

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Net income	$107,107	92,408
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,512	(2,768)
Postretirement healthcare plan adjustments	124	(391)
Unrealized loss on available-for-sale securities	(1,859)	(39)
Other comprehensive income (loss)	3,777	(3,198)
Comprehensive income	$110,884	89,210
Comprehensive income attributable to noncontrolling interests	$(1,239)	(1,448)
Comprehensive income attributable to TSYS common shareholders	$109,645	87,762

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$107,107	92,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,178	67,583
Provisions for cardholder losses	12,548	12,109
Share-based compensation	9,047	8,158
Provisions for bad debt expenses and billing adjustments	1,921	1,441
Charges for transaction processing provisions	1,917	1,109
Amortization of debt issuance costs	1,079	10,386
Deferred income tax benefit	891	20,156
Loss (gain) on foreign currency	311	(510)
Amortization of bond discount	223	102
Excess tax benefit from share-based payment arrangements	-	(5,533)
(Gain) loss on disposal of equipment, net	(4)	1
Equity in income of equity investments, net of tax	(12,909)	(6,248)
Changes in operating assets and liabilities:
Accrued salaries and employee benefits	(32,548)	(41,467)
Prepaid expenses, other current assets and other long-term assets	(27,102)	(7,809)
Accounts payable	6,808	(4,167)
Accounts receivable	25,844	(37,044)
Other current liabilities and other long-term liabilities	60,850	35,153
Net cash provided by operating activities	260,161	145,828

Cash flows from investing activities:
Purchases of property and equipment	(12,240)	(9,940)
Additions to contract acquisition costs	(7,668)	(21,010)
Additions to internally developed computer software	(7,355)	(8,544)
Additions to licensed computer software from vendors	(5,162)	(4,894)
Other investing activities	(379)	-
Net cash used in investing activities	(32,804)	(44,388)

Cash flows from financing activities:
Principal payments on long-term borrowings and capital lease obligations	(104,654)	(304,654)
Purchase of noncontrolling interest	(70,000)	(5,879)
Dividends paid on common stock	(18,333)	(18,283)
Subsidiary dividends paid to noncontrolling shareholders	(752)	-
Repurchase of common stock under plans and tax withholding	(17)	(5,034)
Debt issuance costs	-	(26,592)
Excess tax benefit from share-based payment arrangements	-	5,533
Proceeds from borrowings of long-term debt	-	1,796,295
Proceeds from exercise of stock options	4,207	626
Net cash (used in) provided by financing activities	(189,549)	1,442,012

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	1,578	(669)
Net increase in cash and cash equivalents	39,386	1,542,783
Cash and cash equivalents at beginning of period	425,354	389,328
Cash and cash equivalents at end of period	$464,740	1,932,111

Supplemental cash flow information:
Interest paid	$36,554	2,585
Income taxes paid (refunded), net	$3,019	(418)

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1  —Summary of Significant Accounting Policies

Business

Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing payment processing, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked consumers. The Company’s services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend.

Through the Company's Issuer Solutions segment, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Netspend segment provides prepaid program management services to consumers and corporations in the United States.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation, which includes the following changes.

The Company reclassified an immaterial amount of operating expenses between cost of services and selling, general and administrative expense on the income statement due to an error in classification in 2016.

The Company had investments in private equity funds as of December 31, 2016 with a value of $22.8 million. During the three months ended March 31, 2017 and in prior periods, this investment was reclassified from other assets to equity investments on the balance sheets. The income statement impact was to reclassify an immaterial amount of gains and losses from nonoperating expenses to equity in income of equity investments.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (SEC). Results of interim periods are not necessarily indicative of results to be expected for the year.

Recently Adopted Accounting Pronouncements

The Company adopted the following Accounting Standards Updates (ASUs) on January 1, 2017:

ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirement, as well as classification in the statement of cash flows. The adoption of this standard results in the excess tax benefits and deficiencies associated with share-based payments being recorded on the income statement at the time they are deducted on the income tax return instead of being recorded in additional paid-in capital. The excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The Company recorded excess tax benefits of $5.8 million in its provision for income taxes rather than as an increase to additional paid-in capital for the three months ended March 31, 2017 on a prospective basis. Therefore, the prior period presented has not been adjusted. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on its diluted earnings per share for the three months ended March 31, 2017. The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, and thus, the prior period presented has not been adjusted. This adoption resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $5.8 million for the three months ended March 31, 2017.

ASU 2016-19 “Technical Corrections,” required changes to clarify, correct errors or make minor improvements to the Accounting Standards Codification (ASC). Most of the amendments in this Update do not require transition guidance and were effective upon issuance of this Update. Six amendments in this Update clarify guidance or correct references in the ASC that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. Early adoption is permitted for the amendments that require transition guidance. The Company was impacted by the amendment to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which adds a reference to guidance to use when accounting for internal-use software licensed from third parties that is within the scope of Subtopic 350-40. The transition guidance for that amendment is the same as the transition guidance in ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to which the amendment relates and was adopted on a prospective basis. The adoption of this ASU resulted in the Company's recording of acquired software as an intangible asset at present value rather than treating the software as a lease arrangement. The Company expects the annual impact of adopting the amendment to result in approximately $6.4 million of assets being recorded and $6.1 million of expense being characterized as amortization expense instead of rental expense during 2017.

New Accounting Pronouncements

In February 2017, the FASB issued ASU 2017-05 “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets,” which defines the term in substance nonfinancial assets as financial assets promised to a counterparty in a contract if substantially all of the fair value of the assets promised to the counterparty is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. The amendments in this Update exclude all business and nonprofit activities from the scope of Subtopic 610-20. The amendments in the Update may be applied either retrospectively to each period presented in the financial statements or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The ASU  is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment,” which modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The ASU is effective for the Company on January 1, 2020. Early adoption is permitted by all entities for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company plans to early adopt the ASU in May 2017 in conjunction with its goodwill impairment testing. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805), Clarifying the Definition of a Business,” which provides a more robust framework to use in determining when a set of assets and activities is a business. The framework assists entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU is effective for the Company on January 1, 2018. Early application of the amendments in this Update is allowed under certain circumstances. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Revenue Recognition Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.

The FASB has issued several additional ASUs since this time that add additional clarification to certain issues existing after the original ASU was released. All of the new standards are effective for the Company on January 1, 2018, with early adoption permitted no sooner than January 1, 2017. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is in the process of determining the effect on its ongoing financial reporting for adoption of these ASUs.

The Company is reviewing the requirements of the new revenue standard, and amendments described below, while following activities of the FASB and the American Institute of Certified Public Accountants (AICPA) for certain interpretive guidance applicable to IT outsourcers and payment processors. The Company is evaluating customer contracts under the new standard for each type of significant revenue stream (and related costs) to evaluate differences from current accounting. TSYS plans to adopt ASU 2014-09, as well as all other clarifications and technical guidance issued by the FASB and AICPA related to this new revenue standard, on January 1, 2018 using the modified retrospective transition method. Such adoption method will result in an adjustment to the opening balance of retained earnings (or other appropriate components of net assets in the statement of financial position) for the cumulative effect, of applying the standard to contracts that are not completed on January 1, 2018. Under the modified retrospective transition method, the Company is required to disclose the impact of changes to financial statement line items due to the application of the new revenue standard, including an explanation of the reasons for any significant changes.

The new standard is likely to change the amount and timing of revenue and costs for certain significant revenue streams, accelerate revenue for certain license arrangements, extend the amortization of certain costs such as commissions, incentive payments, and conversion costs, increase areas of judgment and related internal controls requirements, change the presentation of revenue for certain contract arrangements and require changes to the Company’s software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements. In this respect the Company is completing its development of technical positions and analysis of the expected accounting differences and beginning implementation of a revenue software solution.

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

In December 2016, the FASB issued ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which affects only the following narrow aspects of Topic 606: Disclosure of Remaining Performance Obligations as it relates to entities such as processors which may not be required to estimate revenue under ASU 2014-09 due to direct allocation of variable consideration; Disclosure of Prior - Period Performance Obligations; Loan Guarantee Fees; Contract Costs – Impairment Testing; Contract Costs - Interaction of Impairment Testing with Guidance in Other Topics; Provisions for Losses on Construction-Type and Production Type Contracts; Contracts within the scope of Topic 944 (insurance) are excluded from the scope of Topic 606; Contract Modifications; Contract Asset versus Receivable; Refund Liability; Advertising Costs; Fixed - Odds Wagering Contracts in the Casino Industry.

Note 2 — Fair Value Measurement

Refer to Note 3 of the Company’s audited financial statements for the year ended December 31, 2016, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding fair value measurement.

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2017 and 2016.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents in domestic accounts	$400,506	375,122
Cash and cash equivalents in foreign accounts	64,234	50,232
Total	$464,740	425,354

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2017	December 31, 2016
Prepaid expenses	$80,646	84,173
Supplies inventory	15,706	17,105
Other	83,973	63,210
Total	$180,325	164,488

Contract Acquisition Costs, Net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2017	December 31, 2016
Conversion costs, net of accumulated amortization of $173.6 million and $164.4 million as of 2017 and 2016, respectively	$141,525	144,173
Payments for processing rights, net of accumulated amortization of $149.0 million and $145.3 million as of 2017 and 2016, respectively	89,947	91,527
Total	$231,472	235,700

Amortization expense related to contract acquisition costs is as follows:

	For the three months ended March 31,
(in thousands)	2017	2016
Amortization expense related to:
Conversion costs	$8,173	7,157
Payments for processing rights	5,219	4,929

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2017	December 31, 2016
Deferred revenues	$46,120	40,473
Income taxes payable	40,914	1,673
Accrued third-party commissions	33,809	28,310
Accrued expenses	27,226	32,861
Dividends payable	19,252	19,513
Litigation settlements	16,761	20,795
Accrued interest	11,276	19,029
Other	142,790	100,605
Total	$338,148	263,259

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

	(a)	(b)	(c)	(d)	(a+d)
(in thousands)	Beginning Balance December 31, 2016	Pretax Amount	Tax Effect	Net-of-Tax Amount (b-c)	Ending Balance March 31, 2017
Foreign currency translation adjustments and transfers from noncontrolling interests	$(65,482)	$6,052	540	$5,512	$(59,970)
Unrealized gain (loss) on available-for-sale securities	9,862	(2,880)	(1,021)	(1,859)	8,003
Change in AOCI related to postretirement healthcare plans	(538)	194	70	124	(414)
Total	$(56,158)	$3,366	(411)	$3,777	$(52,381)

There were no reclassifications of AOCI to net income or to other accounts for the three months ended March 31, 2017.

Note 4 — Long-Term Borrowings and Capital Lease Obligations

Refer to Note 12 of the Company’s audited financial statements for the year ended December 31, 2016, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding long-term borrowings and capital lease obligations.

In 2016, the Company entered into a Credit Agreement (the “2016 Credit Agreement”) which provides the Company with a $700 million five-year term loan facility (the “Term Loan Facility”) consisting of (i) a $300 million term loan (the “Refinancing Term Loan”) funded upon entry into the 2016 Credit Agreement and (ii) a $400 million term loan (the “Delayed Draw Term Loan”). The 2016 Credit Agreement also provides the Company with an $800 million unsecured revolving credit facility (the “Revolving Loan Facility”). During the quarter ended March 31, 2017, the Company repaid $30.0 million on the Term Loan Facility. The balance as of March 31, 2017 was $668.0 million net of discount and debt issuance costs on the Term Loan Facility. During the quarter ended March 31, 2017, the Company repaid $70.0 million on the Revolving Loan Facility. As of March 31, 2017, there was no outstanding balance on the Revolving Loan Facility. During the three months ended March 31, 2017, the Company repaid $104.7 million on outstanding debt and capital lease obligations.

Note 5 — Share-Based Compensation

Refer to Notes 1 and 18 of the Company’s audited financial statements for the year ended December 31, 2016, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s statements of income and corporate administration and other expenses for segment reporting purposes. TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities. For the three months ended March 31, 2017, share-based compensation was $9.0 million, compared to $8.2 million for the same period in 2016.

Nonvested Share Awards - Time-Based

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards. As of March 31, 2017, there was approximately $27.0 million of unrecognized compensation cost related to time-based nonvested share awards.

	Three months ended March 31,
	2017	2016
Number of shares granted	282,860	269,311
Market value (in millions)	$15.4	12.0

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest up to a maximum of 200%. During the first three months of 2017 and 2016, the Compensation Committee established performance goals based on adjusted diluted EPS, adjusted EPS, revenue growth, corporate accountability operating income (CAOI) growth, net revenue and revenues before reimbursable items. The Company’s market-based awards are based upon the Company’s Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 over the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of March 31, 2017, there was approximately $25.5 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2019. As of March 31, 2017, there was approximately $4.2 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2019.

The following table summarizes the market-based awards granted during the first three months of 2017 and 2016:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2017	December 2019	TSR	42,644	December 2019
2016	December 2018	TSR	47,004	December 2018

The following table summarizes the performance-based awards granted during the first three months of 2017 and 2016:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2017	December 2019	Net Revenue and Adjusted Diluted EPS[1]	99,492	December 2019
2017	December 2017	Net Revenue and Adjusted Diluted EPS[1]	146,094	December 2019
2016	December 2018	Revenue Growth and CAOI Growth[2]	67,517	December 2018
2016	December 2018	Adjusted EPS[3]	109,684	December 2018
2016	December 2016	Revenues before Reimbursable Items[4] and Adjusted EPS[3]	140,425	December 2018
[1]

Adjusted Diluted EPS is adjusted earnings divided by weighted average diluted shares outstanding used for diluted EPS calculations. Adjusted earnings is net income excluding the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles, merger and acquisition expenses for completed acquisitions and litigation claims, judgments or settlement expenses and related legal expenses.

[2]	CAOI is adjusted segment operating income and includes corporate administrative expenses. Adjusted segment operating income is defined in Note 7.
[3]	Adjusted EPS is adjusted earnings divided by weighted average shares outstanding used for basic EPS.
[4]

Revenues before Reimbursable Items is total revenue less reimbursable items which consist of out-of-pocket expenses which are reimbursed by the Company’s clients. These expenses consist primarily of postage, access fees and third-party software.

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

		Three months ended March 31,
	2017	2016
Number of options granted	481,712	464,408
Weighted average exercise price	$54.47	44.48
Risk-free interest rate	1.77%	1.24%
Expected volatility	21.72%	21.03%
Expected term (years)	4.6	4.6
Dividend yield	0.73%	0.90%
Weighted average fair value	$10.73	7.89

As of March 31, 2017, there was approximately $6.7 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.9 years.

Note 6 — Income Taxes

Refer to Notes 1 and 14 of the Company’s audited financial statements for the year ended December 31, 2016, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2011 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2005. There are currently federal income tax examinations in progress for the years 2011 through 2013. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 31.4% and 33.5% for the three months ended March 31, 2017 and 2016, respectively.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits were $16.3 million and $16.5 million as of March 31, 2017 and December 31, 2016, respectively, which resulted in a decrease of $0.2 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.3 million and $1.8 million as of March 31, 2017 and December 31, 2016, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2017 and December 31, 2016, that, if recognized, would affect the effective tax rates are $16.8 million and $17.0 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.9 million and $1.2 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

Note 7 — Segment Reporting and Major Customers

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2016, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding segment reporting and major customers.

At TSYS, the chief operating decision maker (CODM) is a group consisting of Senior Executive Management and above. In the first quarter of 2017, the CODM combined the North America Services and International Services segments for purposes of segment reporting into the new Issuer Solutions segment, since they provide similar services to similar customers and to reflect the manner in which decisions on allocation of resources are made. All prior periods were restated to reflect this change. This change is used to evaluate performance and assess resources starting in the first quarter of 2017. The information utilized by the CODM consists of the financial statements and the main metrics monitored are revenue growth and growth in profitability.

The following table presents the Company’s total assets by segment:

	As of
(in thousands)	March 31, 2017	December 31, 2016
Issuer Solutions	$5,888,921	5,892,410
Merchant Solutions	3,269,813	3,295,509
Netspend	1,492,632	1,474,595
Intersegment assets	(4,300,686)	(4,296,337)
Total assets	$6,350,680	6,366,177

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	March 31, 2017	December 31, 2016
United States	$234,504	236,913
Europe	39,768	38,866
Other	7,158	6,566
Total	$281,430	282,345

The following table presents the Company’s depreciation and amortization by segment:

	Three months ended March 31,
(in thousands)	2017	2016
Depreciation and amortization:
Issuer Solutions	$36,853	35,619
Merchant Solutions	7,022	5,050
Netspend	4,092	3,110
Segment depreciation and amortization	47,967	43,779
Acquisition intangible amortization	55,167	22,921
Corporate Administration and Other	1,044	883
Total depreciation and amortization	$104,178	67,583

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended March 31, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$260,729	563,108	197,058	$1,020,895
Europe[1]	70,115	80	-	70,195
Canada[1]	76,195	276	-	76,471
Other[1]	16,842	322	-	17,164
Total	$423,881	563,786	197,058	$1,184,725

	Three months ended March 31, 2016
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$257,649	137,719	184,199	$579,567
Europe[1]	69,813	-	-	69,813
Canada[1]	69,850	65	-	69,915
Other[1]	19,889	194	-	20,083
Total	$417,201	137,978	184,199	$739,378

1Certain of these revenues are impacted by movements in foreign currency exchange rates.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended March 31,
(in thousands)	2017	2016
Operating income (GAAP) (a)	$167,183	151,687
Share-based compensation	9,047	8,158
TransFirst M&A and integration expenses[1]	4,868	3,401
Litigation claims, judgments or settlements	1,961	-
Acquisition intangible amortization	55,167	22,921
Adjusted operating income (non-GAAP) (b)	$238,226	186,167

Adjusted segment operating income (non-GAAP):
Issuer Solutions (c)	$133,873	135,077
Merchant Solutions (d)	91,279	38,357
Netspend (e)	48,648	42,201
Corporate Administration and Other	(35,574)	(29,468)
Adjusted segment operating income[2] (non-GAAP)	$238,226	186,167

Total revenues (GAAP) (f)	$1,184,725	739,378
Less: reimbursable items, interchange and assessment expenses	351,833	67,734
Net revenue[3] (g)	832,892	671,644
Intersegment revenues	12,389	11,969
Segment net revenue (non-GAAP)	$845,281	683,613

Segment net revenue (non-GAAP):
Issuer Solutions (h)	$387,255	378,009
Merchant Solutions (i)	260,561	120,612
Netspend (j)	197,465	184,992
Segment net revenue (non-GAAP)	$845,281	683,613

Operating margin (GAAP) (a)/(f)	14.1%	20.5%

Adjusted operating margin on net revenue (non-GAAP) (b)/(g)	28.6%	27.7%

Adjusted segment operating margin on net revenue (non-GAAP):
Issuer Solutions (c)/(h)	34.6%	35.7%
Merchant Solutions (d)/(i)	35.0%	31.8%
Netspend (e)/(j)	24.6%	22.8%

Segment external net revenue:
Issuer Solutions	$375,529	366,884
Merchant Solutions	260,305	120,561
Netspend	197,058	184,199
Segment external net revenue	$832,892	671,644

[1]	Excludes share-based compensation
[2]

Adjusted segment operating income is a non-GAAP measure. Adjusted segment operating income excludes acquisition intangible amortization, TransFirst M&A and integration expenses, share-based compensation and expenses associated with Corporate Administration and Other.

[3]

Net revenue is a non-GAAP measure defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

Major Customers

For the three months ended March 31, 2017 and 2016, the Company did not have any major customers.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first three months of 2017 and 2016, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 5 for more information.

Equipment Acquired Under Capital Lease Obligations and Software Acquired Under License Agreements

There was approximately $1.9 million of equipment acquired under capital lease obligations and software  acquired under license agreements in the first three months of 2017. During the first three months of 2016, the Company did not acquire any equipment under capital lease obligations or software under license agreements.

Note 9 — Commitments and Contingencies

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2016, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding commitments and contingencies.

Legal Proceedings

The Company is subject to various legal proceedings and claims and is also subject to information requests, inquiries and investigations arising out of the ordinary conduct of its business. The Company establishes accruals for litigation and similar matters when those matters present loss contingencies that TSYS determines to be both probable and reasonably estimable in accordance with GAAP. Legal costs are expensed as incurred. In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters not specifically discussed below are believed to be adequately covered by insurance, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

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

On December 20, 2016, the parties entered into a settlement agreement with regard to this matter.  Among other things, the settlement agreement required CPAY to create a settlement fund of $6.5 million for a nationwide class of plaintiffs. The settlement agreement was given final approval by the United States District Court for the Middle District of Georgia on May 4, 2017.

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

Several defendants, including ProPay, moved to dismiss the Second Amended Complaint on June 2, 2015.Briefing on those motions closed on October 16, 2015. The court held a hearing on the motions to dismiss on November 2, 2015. At present, pursuant to a court order, all discovery in the action is stayed pending the resolution of parallel criminal proceedings against certain former principals of TelexFree, Inc.

On April 4, 2017, lead plaintiffs moved the court for leave to further amend the Second Amended Complaint, and submitted a proposed amendment with their motion. The proposed amendment seeks to add new defendants to the case but does not make any new or additional allegations against ProPay.  ProPay, along with certain other defendants in the litigation, have not opposed the lead plaintiffs’ motion to further amend the Second Amended Complaint so long as the amendment, if allowed by the court, would not delay the court’s decision on the pending motions to dismiss.  Lead plaintiffs’ motion for leave to amend is pending before the court.  The court has scheduled a status conference for May 17, 2017.

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

Federal Trade Commission (FTC) Matter

After lengthy discussions with the FTC regarding an investigation of certain marketing practices of NetSpend Corporation (NetSpend), a subsidiary of the Company, the FTC voted 2-1 to authorize the filing of a complaint against NetSpend, filed on November 10, 2016 in the U.S. District Court for the Northern District of Georgia, Federal Trade Commission v. NetSpend Corporation, Case No. 1:16-CV-4203. The complaint alleges that some of NetSpend's marketing did not clearly communicate the company's obligations under the USA PATRIOT Act to verify consumers' identities before activating their accounts. These requirements are designed to deter money laundering and terrorist financing. NetSpend filed a motion to dismiss the complaint on December 14, 2016, arguing that the complaint failed to state a claim on which relief could be granted. While NetSpend believes that it has substantial defenses, it agreed to the structure of a potential settlement with FTC staff in early February 2017, in order to save costs and avoid the risks of on-going litigation. That settlement was approved by the FTC on March 31, 2017, also on a 2-1 vote, with current Acting Chairman Ohlhausen dissenting and stating: “I dissent from this settlement for two reasons. First, the majority fails to consider the context of NetSpend’s representations in concluding that NetSpend made false claims to consumers. Second, the settlement order imposes monetary relief unrelated to NetSpend’s allegedly deceptive advertising.” The settlement applies to certain individuals who purchased NetSpend prepaid cards between January 1, 2010, and August 31, 2016, and never completed the required steps to verify their identity and activate the card. As part of the settlement, NetSpend will continue to assist these individuals in accessing their funds maintained by the banks that issued the prepaid cards, which totaled approximately $40 million. Since September 1, 2016, approximately $3.6 million of the $40 million had been accessed by cardholders. NetSpend will refund $13 million in fees charged prior to August 31, 2016. NetSpend will also refund any fees charged to these inactivated accounts after August 31, 2016. The Court approved the settlement on April 10, 2017. The Company has recorded an estimated liability of $14.7  million as of March 31, 2017 related to this matter.

Note 10 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
(in thousands, except per share data)	Common Stock	Common Stock
Basic EPS:
Net income attributable to TSYS common shareholders	$105,868	90,628
Less income allocated to nonvested awards	(373)	(526)
Net income allocated to common stock for EPS calculation (a)	$105,495	90,102
Average common shares outstanding (b)	183,220	182,177
Basic EPS (a)/(b)	$0.58	0.49

Diluted EPS:
Net income attributable to TSYS common shareholders	$105,868	90,628
Less income allocated to nonvested awards	(373)	(525)
Add income allocated to nonvested awards[1]	373	-
Net income allocated to common stock for EPS calculation (c)	$105,868	90,103
Average common shares outstanding	183,220	182,177
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,067	630
Average nonvested awards[1]	651	-
Average common and common equivalent shares outstanding (d)	184,938	182,807
Diluted EPS (c)/(d)	$0.57	0.49

	Three months ended March 31,
	2017	2016
(in thousands, except per share data)	Participating Securities	Participating Securities
Basic EPS:
Net income allocated to nonvested awards (a)	$373	526
Nonvested awards (b)	660	1,079
Basic EPS (a)/(b)	$0.57	0.49

Diluted EPS:
Net income allocated to nonvested awards (c)	$371	525
Average common and common equivalent shares outstanding (d)	660	1,079
Diluted EPS (c)/(d)	$0.56	0.49

[1]

In accordance with the diluted EPS guidance under the two-class method, the Company uses the approach – either the treasury stock method or the two-class method assuming a participating security is not exercised – that is more dilutive. In 2017, the Company used the two-class method. In 2016, the Company used the treasury stock method.

The diluted EPS calculation excludes stock options and nonvested awards that are exercisable into 0.6 million  common shares for the three months ended March 31, 2017, and excludes 0.8 million common shares for the three months ended March 31, 2016, because their inclusion would have been anti-dilutive.

Note 11 — Acquisitions

Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2016, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding acquisitions.

TransFirst

On April 1, 2016, the Company acquired all of the outstanding capital stock of TransFirst and recognized amounts for the identifiable assets acquired and liabilities assumed. The measurement period during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment ends one year following the acquisition date.

The Company increased goodwill related to TransFirst during the three months ended March 31, 2017 by approximately $727,000 resulting from the write-off of a note receivable on the opening TransFirst balance sheet.

Pro Forma Results of Operations

The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2016 as if the acquisition of TransFirst had occurred on January 1, 2016. The unaudited pro forma information reflects certain pro forma adjustments to the combined historical financial information of TSYS and TransFirst. The pro forma adjustments include incremental amortization and depreciation expense, incremental interest expense associated with new long-term debt, a reduction of revenues and operating expenses associated with contracts existing between the companies and the elimination of nonrecurring transaction costs directly related to the acquisition.

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Actual	Supplemental pro forma
	Three months ended March 31, 2016	Three months ended March 31, 2016
(in thousands, except per share data)
Total revenues	$739,378	$1,131,537
Net income attributable to TSYS common shareholders	$90,628	$118,238
Basic EPS attributable to TSYS common shareholders	$0.49	$0.65
Diluted EPS attributable to TSYS common shareholders	$0.49	$0.64

The unaudited pro forma financial information presented above does not purport to represent what the actual results of our operations would have been if the acquisition of TransFirst’s operations had occurred prior to January 1, 2016, nor is it indicative of the future operating results of TSYS. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.

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

Redeemable Noncontrolling Interest

In February 2017, the Company acquired an additional 10% equity interest in CPAY from a privately-owned company for $70.0 million. This purchase reduced the remaining redeemable noncontrolling interest in CPAY to 15% of its total outstanding equity and extended the put call arrangement until April 2018. The transaction resulted in a decrease to noncontrolling interest of $9.8 million and a decrease to additional paid-in capital of $60.2 million.

Note 12 — Subsequent Events

The Consumer Financial Protection Bureau (CFPB) has promulgated a new rule regarding prepaid financial products, which, among other things, establishes new disclosure requirements specific to prepaid accounts, eliminates certain fees that may currently be imposed on prepaid accounts, and effectively eliminates the ability of a prepaid card provider, such as the Company’s Netspend business, to offer courtesy overdraft protection on prepaid accounts. The new rule was originally scheduled to become effective on October 1, 2017. In April 2017, the CFPB released a final rule delaying the effective date by six months. The rule will now take effect on April 1, 2018. Given this delay, the Company does not expect its 2017 financials to be significantly impacted by the rule.

Management performed an evaluation of the Company’s activity as of the date these financial statements were issued and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (TSYS' or the Company’s) revenues are derived from providing payment processing services, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards and payroll cards and alternative financial services to underbanked and other consumers. The Company's services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend.

Through the Company’s Issuer Solutions segment, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Netspend segment provides prepaid program management services to consumers and corporations in the United States.

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (SEC).

Management’s discussion and analysis contains items prepared in conformity with GAAP, as well as non-GAAP measures. For detailed information and reconciliations to GAAP, refer to the discussion under the caption Non-GAAP Measures.

A summary of the financial highlights for 2017, as compared to 2016, is provided below:

	Three months ended March 31,
			Percent
(in thousands, except per share data)	2017	2016	Change
Total revenues	$1,184,725	739,378	60.2%
Net revenue[1]	$832,892	671,644	24.0
Operating income	$167,183	151,687	10.2
Net income attributable to TSYS common shareholders	$105,868	90,628	16.8
Basic earnings per share (EPS) attributable to TSYS common shareholders[2]	$0.58	0.49	16.4
Diluted EPS attributable to TSYS common shareholders[2]	$0.57	0.49	16.1
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[3]	$287,237	230,829	24.4
Adjusted earnings[4]	$152,265	120,710	26.1
Adjusted diluted EPS[5]	$0.82	0.66	25.4
Cash flows from operating activities	$260,161	145,828	78.4
Free cash flow[6]	$227,736	101,440	nm
nm = not meaningful

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

[1]

Net revenue is a non-GAAP measure defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]

Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 10 in the Unaudited Consolidated Financial Statements for more information on EPS.

[3]

Adjusted EBITDA is a non-GAAP measure defined as net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization, share-based compensation expenses and other items.

[4]	Adjusted earnings is net income excluding noncontrolling interests, the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles and other items.
[5]	Adjusted diluted EPS is a non-GAAP measure defined as adjusted earnings divided by weighted average shares outstanding used for diluted EPS calculations.
[6]	Free cash flow is a non-GAAP measure defined as net cash provided by operating activities less capital expenditures.

Financial Review

This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings. For a detailed discussion regarding these topics, refer to our Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Critical Accounting Policies and Estimates

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for more information on changes to the Company’s critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions in 2017.

Off-Balance Sheet Arrangements

Operating Leases

As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the balance sheet.

Contractual Obligations

The Company has long-term obligations which consist of required minimum future payments under contracts with certain of our distributors and other service providers.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

Total revenues increased 60.2% for the three months ended March 31, 2017, compared to the same period in 2016. The impact of the acquisition of TransFirst on total revenues for the three months ended March 31, 2017 was $419.7 million. The increase in revenues for the three months ended March 31, 2017 also includes a decrease of $11.1 million related to the effects of currency translation of the Company’s foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure.  Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense and are mainly related to the TransFirst business. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage and network association fees. The Company’s reimbursable items are primarily impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three months ended March 31, 2017 were $62.1 million, a decrease of 8.4% compared to the same period last year.

Net revenue increased $161.2 million, or 24.0%, during the three months ended March 31, 2017, compared to the same period in 2016. The increase in net revenue for the three months ended March 31, 2017, as compared to the same period in 2016, is primarily the result of the acquisition of TransFirst in April 2016, as well as organic growth, partially offset by a decrease of $10.3 million associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three months ended March 31,  2017, the Company does not have a major customer on a consolidated basis.  However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Operating Segments

TSYS’ services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s operating segments and reconciliations to non-GAAP measures.

Issuer Solutions

The Company’s Issuer Solutions segment has many long-term customer contracts with card issuers providing account processing and output services for printing and embossing items. These contracts generally require advance notice prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or client incentives associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

These services are provided throughout the period of each account's use, starting from a card-issuing client processing an application for a card. Services may include processing the card application, initiating service for the cardholder, processing each card transaction for the issuing retailer or financial institution and accumulating the account's transactions. Fraud management services monitor the unauthorized use of accounts which have been reported to be lost, stolen, or which exceed credit limits. Fraud detection systems help identify fraudulent transactions by monitoring each account holder's purchasing patterns and flagging unusual purchases. Other services provided include customized communications to cardholders, information verification associated with granting credit, debt collection and customer service.

TSYS’ revenues in its Issuer Solutions segment are primarily derived from electronic payment processing.  There are certain basic core services directly tied to accounts on file (AOF) and transactions. These are provided to all of TSYS’ processing clients. The core services begin with AOF.

The core services include housing an AOF, authorizing transactions (authorizations), accumulating monthly transactional activity (transactions) and providing a monthly statement (statement generation). From these core services, TSYS’ clients also have the option to use fraud and portfolio management services. Collectively, these services are considered volume-based revenues.

Below is a summary of AOF for the Company’s Issuer Solutions segment:

(in millions)	As of March 31,
AOF	2017	2016	Percent Change
Consumer	450.0	414.8	8.5%
Commercial	50.0	46.3	8.0
Other	32.3	27.7	16.5
Traditional AOF[1]	532.3	488.8	8.9
Prepaid/Stored Value[2]	54.1	103.1	(47.6)
Government Services[3]	90.3	82.7	9.2
Commercial Card Single-Use[4]	85.3	75.9	12.5
Total AOF	762.0	750.5	1.5%

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

The Issuer Solutions segment provides payment processing and related services to clients based primarily in the United States and internationally. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has three major customers for the three months ended March 31, 2017.

Below is a summary of the Issuer Solutions segment:

	Three months ended March 31,
(in thousands)	2017	2016	Percent Change
Volume-based revenues	$190,305	181,683	4.7%
Non-volume related revenues:
Processing fees	74,178	73,860	0.4
Value-added, custom programming, licensing and other	65,093	61,959	5.1
Output and managed services	57,679	60,507	(4.7)
Total non-volume related revenues	196,950	196,326	0.3
Net revenue[1]	$387,255	378,009	2.4
Total revenues	$437,117	429,713	2.4
Adjusted segment operating income[2]	$133,873	135,077	(0.9)
Adjusted segment operating margin[3]	34.6%	35.7%
Key indicator (in millions):
Transactions	4,876.6	4,587.9	6.3

[1]

Net revenue is a non-GAAP measure defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three months ended March 31, 2017, approximately 49.1% of net revenue was driven by the volume of AOF and transactions processed and approximately 50.9% was derived from non-volume based revenues.

Total segment revenues for the three months ended March 31, 2017, as compared to the same period in 2016, included a  decrease of $11.1 million associated with currency translation.

The increase in net revenue and total segment revenues for the three months ended March 31, 2017, as compared to the same period in 2016 is driven by organic growth.

During the first quarter of 2015, one of the Company’s largest prepaid processing clients in the Issuer Solutions segment informed TSYS that they did not intend to renew their prepaid processing agreement.  The deconversion is expected to be completed during the first half of 2017. The revenues associated with this client are immaterial to the Company’s total consolidated revenues in the three months ended March 31, 2017 and 2016.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into more or fewer U.S. dollars, which impacts the comparison to prior periods when the U.S. dollar was stronger or weaker.

Merchant Solutions

The Merchant Solutions segment provides merchant processing and related services to clients based primarily in the United States. Merchant Solutions revenues are derived from providing processing services, acquiring solutions, related systems and integrated support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant Solutions include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; merchant billing services; and point-of-sale (POS) equipment sales and service. This segment has no major customers for the three months ended March 31, 2017.

Below is a summary of the Merchant Solutions segment:

	Three months ended March 31,
(in thousands, except key indicators)	2017	2016	Percent Change
Net revenue[1]	$260,561	120,612	nm	%
Total revenues	$564,042	138,029	nm
Adjusted segment operating income[2]	$91,279	38,357	nm
Adjusted segment operating margin[3]	35.0%	31.8%
Key indicators:
POS transactions (in millions)	1,127.7	1,091.0	3.4
Dollar sales volume (in millions)	$29,120.4	11,783.4	nm
Net revenue per POS transaction	$0.231	0.111	nm
Includes TransFirst's results for three months in 2017. TransFirst's results are not included in 2016. nm = not meaningful
[1]

Net revenue is a non-GAAP measure defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

With the acquisition of TransFirst in April 2016, TSYS included three months of TransFirst’s results as part of the Merchant Solutions segment in 2017 whereas TransFirst is not included in the first quarter of 2016. TransFirst’s revenues are reported gross, which includes amounts paid for interchange and assessments. Expenses covering interchange and assessment fees are included in TransFirst’s cost of services and are directly attributable to processing fee revenues. Merchant Segment net revenue is defined as total revenues less merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as an expense.

The Merchant Solutions segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the POS. This segment's authorization and capture transactions are primarily through Internet connectivity.

For the three months ended March 31, 2017,  approximately 93.7% of TSYS’ Merchant Solutions segment net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.3% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation, risk and collection services performed.

The increases in net revenue, total segment revenues and adjusted segment operating income for the three months ended March 31, 2017, as compared to the same period in 2016, are driven by higher processing volumes, product fees and processing fees primarily due to the acquisition of TransFirst.

Netspend

Netspend provides GPR prepaid debit cards, payroll cards, and alternative financial service solutions to underbanked and other consumers and businesses in the United States. Netspend’s products provide customers with access to depository accounts insured by the FDIC with a menu of pricing and features specifically tailored to their needs. This segment has an extensive distribution and reload network comprising financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that issue the card products that Netspend develops, promotes and distributes. Netspend currently has active agreements with six Issuing Banks.

The Netspend segment markets prepaid cards through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs and contractual relationships with corporate employers. This segment has no major customers and one major third-party distributor for the three months ended March 31, 2017.

The Netspend segment’s revenues primarily consist of a portion of the service fees and interchange revenues received by Netspend’s prepaid card Issuing Banks and others in connection with the programs managed by this segment. Cardholders are charged fees for transactions including fees for PIN and signature-based purchase transactions made using their prepaid cards, for ATM withdrawals or other transactions conducted at ATMs, for balance inquiries, and monthly maintenance fees among others. Cardholders are also charged fees associated with additional products and services offered in connection with certain cards including the use of overdraft features, bill payment options, custom card designs and card-to-card transfers of funds initiated through call centers. The Netspend segment also earns revenues from a portion of the interchange fees remitted by merchants when cardholders make purchase transactions using their cards. Subject to applicable law, interchange fees are fixed by card associations and network organizations.

Below is a summary of the Netspend segment:

	Three months ended March 31,
(in thousands)	2017	2016	Percent Change
Total revenues (and net revenue1)	$197,465	184,992	6.7%
Adjusted segment operating income[2]	$48,648	42,201	15.3
Adjusted segment operating margin[3]	24.6%	22.8%
Key indicators (in millions):
Number of active cards[4]	5.1	4.9	5.4
Number of active cards with direct deposit[5]	2.9	2.8	2.3
Percentage of active cards with direct deposit	55.4%	57.1%
Gross dollar volume[6]	$9,607.2	9,161.5	4.9

[1]

Net revenue is a non-GAAP measure defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.
[4]

Number of active cards represents the total number of prepaid cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination.

[5]	Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination.
[6]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using prepaid cards.

For the three months ended March 31,  2017,  67.0% of revenues were derived from service fees charged to cardholders and 33.0% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume. Substantially all of the Netspend segment revenues were volume driven as they were driven by the active card and gross dollar volume indicators.

Total segment revenues for the three months ended March 31, 2017, as compared to the same period in 2016, increased $12.5 million. Service fee revenue increased $6.7 million, or 5.3%. Revenues from interchange and other services increased $5.8 million, or 9.8%. These increases were substantially driven by the increase in the number of active cards and gross dollar volume during the three months ended March 31, 2017.

The Consumer Financial Protection Bureau (CFPB) has promulgated a new rule regarding prepaid financial products, which, among other things, establishes new disclosure requirements specific to prepaid accounts, eliminates certain fees that may currently be imposed on prepaid accounts, and effectively eliminates the ability of a prepaid card provider, such as the Company’s Netspend business, to offer courtesy overdraft protection on prepaid accounts. The new rule was originally scheduled to become effective on October 1, 2017. In April 2017, the CFPB released a final rule delaying the effective date by six months. The rule will now take effect on April 1, 2018. Given this delay, the Company does not expect its 2017 financials to be significantly impacted by the rule.

Operating Expenses

The Company’s operating expenses were $1.0 billion for the three months ended March 31, 2017, compared to $587.7 million for the same period in 2016. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three months ended March 31, 2017 were impacted by the TransFirst acquisition. Operating expenses increased $418.7 million due to the acquisition of TransFirst.

The Company’s cost of services was $861.9 million for the three months ended March 31, 2017, which was an increase of 77.9%, compared to the same period last year. The increase in cost of services is due to increases in employment, severance, technology and facilities, interchange and assessments and other costs to support revenue growth and the acquisition of TransFirst. The Company’s selling, general and administrative expenses were $155.7 million for the three months ended March 31, 2017, which was an increase of 50.9%, compared to the same period last year. The increase in selling, general, and administrative costs were due primarily to the acquisition of TransFirst.

The Company’s transaction and integration expenses related to the acquisition of TransFirst in April 2016 were $5.2 million for the three months ended March 31,  2017. These expenses consist of costs related to the completion of the acquisition such as legal, accounting and professional fees, share-based compensation, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 10.2% for the three months ended March 31, 2017, compared to the same period in 2016. The Company’s operating profit margin for the three months ended March 31, 2017 was 14.1%, compared to 20.5% for the same period last year. TSYS’ operating margin decreased for the three months ended March 31,  2017, as compared to the same period in 2016,  due primarily to the increase in acquisition and integration expenses, severance, and the operating results and lower operating margin of TransFirst.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense and gains and losses on currency transactions. Net nonoperating expense increased for the three months ended March 31, 2017, as compared to the same period in 2016 mainly due to increased interest expense associated with the financing of the acquisition of TransFirst.

The following table provides a summary of nonoperating expenses, net:

	Three months ended March 31,
(in thousands)	2017	2016	Percent Change
Interest expense[1]	$(30,218)	(22,786)	(32.6)%
Interest income	445	490	(9.2)
Currency translation gains (losses),net	(311)	510	nm
Other	181	(312)	nm
Total	$(29,903)	(22,098)	(35.3)
nm = not meaningful
[1]	Interest expense includes interest on bonds of $25.4 million for the three months ended March 31, 2017 and $11.2 million for the same period in 2016.

Interest expense for the three months ended March 31, 2017 increased $7.4 million compared the same period in 2016. The increase in interest expense in 2017 compared to 2016 is due primarily to the debt financing of the acquisition of TransFirst in April 2016.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2017, was approximately $4.5 million, the majority of which is denominated in U.S. dollars and Euros.  The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of March 31, 2017 was $22.7 million.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 6 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.  See also Note 6 in the Notes to Unaudited Consolidated Financial Statements for additional information on income taxes.

Below is a summary of income tax expense:

	Three months ended March 31,
(in thousands)	2017	2016	Percent Change
Income tax expense	$43,082	43,429	(0.8)%
Effective income tax rate	31.4%	33.5%

The primary differences in the 2017 effective income tax rate compared to the 2016 effective income tax rate reflect changes from the favorable discrete items related to the adoption of new accounting guidance regarding the treatment of excess tax benefits from share-based compensation.

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $83.5 million as of March 31, 2017. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended March 31,
(in thousands)	2017	2016	Percent Change
Equity in income of equity investments, net of tax	$12,909	6,248	nm	%

The increase in equity income for the three months ended March 31, 2017, compared to the same period in 2016, is primarily the result of organic growth associated with the operations of China UnionPay Data Co., LTD (CUP Data) from core processing and value-added products and services in 2017, as well as an under-accrual of 2016 results.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended March 31,
(in thousands, except per share data)	2017	2016	Percent change
Net income	$107,107	92,408	15.9%
Net income attributable to noncontrolling interests	(1,239)	(1,780)	(30.4)
Net income attributable to TSYS common shareholders	$105,868	90,628	16.8
Basic EPS attributable to TSYS common shareholders[1]	$0.58	0.49	16.4
Diluted EPS attributable to TSYS common shareholders[1]	$0.57	0.49	16.1

[1]	Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 10 for more information.

Non-GAAP Measures

Management evaluates the Company's operating performance based upon operating margin on a net revenue basis, adjusted EBITDA, adjusted earnings, adjusted diluted EPS and free cash flow which are all non-generally accepted accounting principles (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS' financial performance against budget.

Although non-GAAP financial measures are often used to measure TSYS’ operating results and assess its financial performance, they are not necessarily comparable to similarly titled measures of other companies due to potential inconsistencies in the method of calculation.

TSYS believes that its provision of non-GAAP financial measures provides investors with important key financial performance indicators that are utilized by management to assess TSYS’ operating results, evaluate the business and make operational decisions on a prospective, going-forward basis. Hence, management provides disclosure of non-GAAP financial measures to give shareholders and potential investors an opportunity to see TSYS as viewed by management, to assess TSYS with some of the same tools that management utilizes internally and to be able to compare such information with prior periods. TSYS believes that inclusion of non-GAAP financial measures provides investors with additional information to help them better understand its financial statements just as management utilizes these non-GAAP financial measures to understand the business, manage budgets and allocate resources.The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended March 31,
(in thousands)	2017	2016
Operating income (a) (GAAP)	$167,183	151,687
Total revenues (b) (GAAP)	$1,184,725	739,378
Less: reimbursable items, interchange and assessments expenses	351,833	67,734
Net revenue (c) (non-GAAP)	$832,892	671,644
Operating margin (as reported) (a)/(b) (GAAP)	14.1%	20.5%
Operating margin on a net revenue basis (a)/(c) (non-GAAP)	20.1%	22.6%

Adjusted EBITDA
	Three months ended March 31,
(in thousands)	2017	2016
Net income (GAAP)	$107,107	92,408
Adjust for:
Less: Equity in income of equity investments, net of tax	(12,909)	(6,248)
Add: Income taxes	43,082	43,429
Add: Nonoperating expense	29,903	22,098
Add: Depreciation and amortization	104,178	67,583
EBITDA	271,361	219,270
Adjust for:
Add: Share-based compensation	9,047	8,158
Add: TransFirst M&A and integration expenses[1]	4,868	3,401
Add: Litigation, claims, judgments or settlements[2]	1,961	-
Adjusted EBITDA (non-GAAP)	$287,237	230,829

[1]	Costs associated with the TransFirst acquisition and integration which are included in selling, general and administrative expenses.
[2]	Litigation settlement or settlement discussions and related expenses.

Adjusted Earnings and Adjusted Diluted Earnings Per Share
	Three months ended March 31,
(in thousands, except per share data)	2017	2016
Net income attributable to TSYS common shareholders (GAAP)	$105,868	90,628
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	55,002	22,645
Add: Share-based compensation	9,041	8,149
Add: TransFirst M&A and integration expenses[1]	4,825	13,183
Add: Litigation, claims, judgments or settlements[2]	1,961	-
Less: Tax impact of adjustments[3]	(24,432)	(13,895)
Adjusted earnings (non-GAAP)	$152,265	120,710

Diluted EPS - Net income attributable to TSYS common shareholders:
As reported (GAAP)	$0.57	0.49
Adjusted diluted EPS (non-GAAP)	$0.82	0.66

Weighted average diluted shares	184,938	183,886

[1]	Costs associated with the TransFirst acquisition and integration which are included in selling, general and administative expenses and nonoperating expenses.
[2]	Litigation claims, judgements, settlements or settlement discussions and related legal expenses.
[3]	Certain of these merger and acquisition costs are nondeductible for income tax purposes. Income tax impact includes a discrete item as a result of the acquisition.

Free Cash Flow
	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities (GAAP)	$260,161	145,828
Capital expenditures	(32,425)	(44,388)
Free cash flow (non-GAAP)	$227,736	101,440

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

Cash Flows From Operating Activities

	Three months ended March 31,
(in thousands)	2017	2016
Net income	$107,107	92,408
Depreciation and amortization	104,178	67,583
Provision for cardholder losses	12,548	12,109
Share-based compensation	9,047	8,158
Amortization of debt issuance costs	1,079	10,386
Deferred income tax expense	891	20,156
Excess tax benefit from share-based payment arrangements	-	(5,533)
Equity in income of equity investments	(12,909)	(6,248)
Other noncash items and charges, net	4,368	2,143
Net change in current and other assets and current and other liabilities	33,852	(55,334)
Net cash provided by operating activities	$260,161	145,828

TSYS’ main source of funds is derived from operating activities, specifically net income. The change in depreciation and amortization is mainly the result of the acquisition of TransFirst. The change in Other noncash items and charges, net is primarily due the adoption of new guidance related to excess tax benefits from share-based payment arrangements. Net change in current and other assets and current and other liabilities includes accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of March 31, 2017, as compared to March 31, 2016, is the result of timing of collections. The change in accounts payable and other liabilities for the same period is the result of the timing of payments of vendor invoices. The change in accrued salaries and employee benefits is due primarily to changes in incentive bonuses and benefits paid in the first three months ended March 31, 2017 compared to the same period in 2016.

Cash Flows From Investing Activities

	Three Months Ended March 31,
(in thousands)	2017	2016
Purchases of property and equipment, net	$(12,240)	(9,940)
Additions to contract acquisition costs	(7,668)	(21,010)
Additions to internally developed computer software	(7,355)	(8,544)
Additions to licensed computer software from vendors	(5,162)	(4,894)
Other investing activities	(379)	-
Net cash used in investing activities	$(32,804)	(44,388)

The primary uses of cash for investing activities in 2017 and 2016 were for purchases of property and equipment, additions to contract acquisition costs, internal development of computer software and the purchase of licensed computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $7.7 million, including $3.5 million of client incentives, for the three months ended March 31, 2017, compared to $21.0 million for the three months ended March 31, 2016.

Cash Flows From Financing Activities

	Three Months Ended March 31,
(in thousands)	2017	2016
Principal payments on long-term borrowings and capital lease obligations	$(104,654)	(304,654)
Purchase of noncontrolling interest	(70,000)	(5,879)
Dividends paid on common stock	(18,333)	(18,283)
Subsidiary dividends paid to noncontrolling shareholders	(752)	-
Repurchase of common stock under plans and tax withholding	(17)	(5,034)
Debt issuance costs	-	(26,592)
Excess tax benefit from share-based payment arrangements	-	5,533
Proceeds from borrowings of long-term debt	-	1,796,295
Proceeds from exercise of stock options	4,207	626
Net cash (used in) provided by financing activities	$(189,549)	1,442,012

The main uses of cash for financing activities in 2017 were principal payments on long-term borrowings and capital lease obligations, the purchase of an additional ten percent interest in Central Payment Co., LLC (CPAY) and the payment of dividends.  The main source of cash provided by financing activities in 2017 is the proceeds from exercises of stock options. The main source of cash provided by financing activities in 2016 were proceeds from borrowings of long term debt. The main uses of cash for financing activities in 2016 were principal payments on long-term borrowings and capital lease obligations, debt issuance costs and the payment of dividends.

Borrowings

In 2016, the Company entered into a Credit Agreement (the “2016 Credit Agreement”) which provides the Company with a $700 million five-year term loan facility (the “Term Loan Facility”) consisting of (i) a $300 million term loan (the “Refinancing Term Loan”) funded upon entry into the 2016 Credit Agreement and (ii) a $400 million term loan (the “Delayed Draw Term Loan”). The 2016 Credit Agreement also provides the Company with a $800 million unsecured revolving credit facility (the “Revolving Loan Facility”). During the quarter ended March 31, 2017, the Company repaid $30.0 million on the Term Loan Facility. The balance as of March 31, 2017 was $668.0 million net of discount and debt issuance costs on the Term Loan Facility. During the quarter ended March 31, 2017, the Company repaid $70.0 million on the Revolving Loan Facility. As of March 31, 2017, there was no outstanding balance on the Revolving Loan Facility.

Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Dividends

Dividends on common stock of $18.3 million were paid during both the three months ended March 31, 2017 and 2016.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

The Company did not purchase any shares under the plan during the three months ended March 31, 2017 or 2016.

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit.” As a result, global markets were adversely impacted, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, and have unknown social and geopolitical impact, which may adversely affect our business, results of operations and financial condition. TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.3:1. As of March 31, 2017, TSYS had working capital of $598.6 million compared to $602.3 million as of December 31, 2016.

Legal Proceedings

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2016, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding commitments and contingencies including legal proceedings. Also, for more information regarding the Company’s legal proceedings, refer to Note 9 in the Notes to Unaudited Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (ii) TSYS’ expectation with respect to the timing of deconversions; (iii) TSYS’ expectation with respect to the impact of the CFPB’s new rule pertaining to prepaid  financial products on its financial results for 2017; (iv) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (v) TSYS’ belief with respect to lawsuits, claims and other complaints; (vi) TSYS’ expectation with respect to certain tax matters, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

•	conversions and deconverions of client portfolios may not occur as scheduled;
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

•

the impact of potential and completed acquisitions, particularly the completed TransFirst acquisition, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

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

10-K for the fiscal year ended December 31, 2016 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

These forward-looking statements speak only as of the date on which they are made and TSYS disclaims any obligation to update any forward-looking statement as a result of new information, future developments or otherwise except as required by law

Subsequent Events

The Consumer Financial Protection Bureau (CFPB) has promulgated a new rule regarding prepaid financial products, which, among other things, establishes new disclosure requirements specific to prepaid accounts, eliminates certain fees that may currently be imposed on prepaid accounts, and effectively eliminates the ability of a prepaid card provider, such as the Company’s Netspend business, to offer courtesy overdraft protection on prepaid accounts. The new rule was originally scheduled to become effective on October 1, 2017. In April 2017, the CFPB released a final rule delaying the effective date by six months. The rule will now take effect on April 1, 2018. Given this delay, the Company does not expect its 2017 financials to be significantly impacted by the rule.

Management performed an evaluation of the Company’s activity as of the date these financial statements were issued and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars as of March 31, 2017:

(in thousands)	As of March 31, 2017
Europe	$171,472
China	115,448
Cyprus	39,569
Other	15,352

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

TSYS recorded a net translation loss of approximately $311,000 for the three months ended March 31, 2017 relating to the translation of cash and other balance sheet accounts.  The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2017, was approximately $4.5 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of March 31, 2017, was $22.7 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. Dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $22.7 million as of March 31, 2017.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$227	1,134	2,268	(227)	(1,134)	(2,268)

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is subject to changes in interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates.

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2017, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

On January 1,  2017, the Company implemented a new workforce planning, recruiting and talent management system. This new system is expected to materially impact internal controls over financial reporting by providing enhanced payroll reporting and personnel management as well as enhanced processes.

Other than as set forth above, no change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding TSYS’ legal proceedings, refer to Note 9 of the Notes to Unaudited Consolidated Financial Statements which is incorporated by reference into this item.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
January 2017	0	[1]	$53.43	5,650	14,350
February 2017	-		-	5,650	14,350
March 2017	-		-	5,650	14,350
Total	0		$53.43

[1]	Denotes 318 shares withheld for payment of taxes

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description
10.1	Summary of Board of Directors Compensation

10.2	Form of Performance Share Agreement for 2017 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: May 4, 2017	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman and Chief Executive Officer

Date: May 4, 2017	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and
Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description
10.1	Summary of Board of Directors Compensation

10.2	Form of Performance Share Agreement for 2017 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document