Form 10-Q
period 2017-06-30
TOTAL SYSTEM SERVICES INC
filed 2017-08-07
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: July 31, 2017
Common Stock, $0.10 par value	184,238,052 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (Note 3)	$427,589	425,354
Accounts receivable, net of allowances for doubtful accounts and billing adjustments of $4.8 million as of 2017 and 2016, respectively	442,094	432,847
Prepaid expenses and other current assets (Note 3)	157,325	164,488
Total current assets	1,027,008	1,022,689
Goodwill (Note 2)	3,271,975	3,270,952
Other intangible assets, net of accumulated amortization of $513.0 million and $420.6 million as of 2017 and 2016, respectively	814,762	906,676
Intangible assets - computer software, net of accumulated amortization of $807.6 million and $757.4 million as of 2017 and 2016, respectively	401,014	423,188
Property and equipment, net of accumulated depreciation and amortization of $509.6 million and $480.7 million as of 2017 and 2016, respectively (Note 7)	280,636	282,345
Contract acquisition costs, net of accumulated amortization of $325.2 million and $309.7 million as of 2017 and 2016, respectively (Note 3)	227,659	235,700
Equity investments, net	158,540	133,556
Deferred income tax assets	7,215	7,055
Other assets	88,205	84,016
Total assets	$6,277,014	6,366,177
Liabilities
Current liabilities:
Current portion of long-term borrowings (Note 4)	$571,007	48,040
Accounts payable	53,124	38,712
Accrued salaries and employee benefits	41,086	67,655
Current portion of obligations under capital leases and license agreements	3,972	2,687
Other current liabilities (Note 3)	273,991	263,259
Total current liabilities	943,180	420,353
Long-term borrowings, excluding current portion (Note 4)	2,560,277	3,312,215
Deferred income tax liabilities	402,088	419,552
Obligations under capital leases and license agreements, excluding current portion	3,791	1,061
Other long-term liabilities	90,040	88,983
Total liabilities	3,999,376	4,242,164
Redeemable noncontrolling interest in consolidated subsidiary	13,102	24,093
Commitments and contingencies (Note 9)
Shareholders' Equity
Common stock — $0.10 par value. Authorized 600,000 shares; 202,765 issued as of 2017 and 2016; 184,217 and 183,451 outstanding as of 2017 and 2016, respectively	20,277	20,276
Additional paid-in capital	238,148	279,627
Accumulated other comprehensive loss, net (Note 3)	(45,138)	(56,158)
Treasury stock, at cost (18,548 and 19,314 shares as of 2017 and 2016, respectively)	(635,227)	(646,047)
Retained earnings	2,686,476	2,502,222
Total shareholders’ equity	2,264,536	2,099,920
Total liabilities and shareholders' equity	$6,277,014	6,366,177

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Total revenues (Note 7)	$1,222,375	1,151,587	2,407,100	1,890,965
Cost of services	877,887	841,923	1,739,744	1,326,430
Selling, general and administrative expenses	151,240	173,843	306,925	277,027
Total operating expenses	1,029,127	1,015,766	2,046,669	1,603,457
Operating income	193,248	135,821	360,431	287,508
Nonoperating expenses, net	(30,042)	(29,760)	(59,945)	(51,857)
Income before income taxes and equity in income of equity investments	163,206	106,061	300,486	235,651
Income taxes	56,207	40,290	99,289	83,719
Income before equity in income of equity investments	106,999	65,771	201,197	151,932
Equity in income of equity investments, net of tax	9,513	5,977	22,422	12,224
Net income	116,512	71,748	223,619	164,156
Net income attributable to noncontrolling interests	(1,498)	(2,040)	(2,737)	(3,820)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$115,014	69,708	220,882	160,336
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 10)	$0.62	0.38	1.20	0.87
Diluted EPS attributable to TSYS common shareholders (Note 10)	$0.62	0.38	1.19	0.87

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$116,512	71,748	223,619	164,156
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,054	(11,159)	12,566	(13,927)
Postretirement healthcare plan adjustments	123	(391)	247	(781)
Unrealized gain (loss) on available-for-sale securities	66	682	(1,793)	643
Other comprehensive income (loss)	7,243	(10,868)	11,020	(14,065)
Comprehensive income	123,755	60,880	234,639	150,091
Comprehensive income attributable to noncontrolling interests	(1,499)	(2,040)	(2,738)	(3,488)
Comprehensive income attributable to TSYS common shareholders	$122,256	58,840	231,901	146,603

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$223,619	164,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,537	172,552
Provisions for cardholder losses	27,587	25,216
Share-based compensation	20,055	20,724
Provisions for bad debt expenses and billing adjustments	4,906	2,938
Charges for transaction processing provisions	4,053	2,191
Amortization of debt issuance costs	2,163	11,451
Dividends received from equity investments	943	808
Loss (gain) on foreign currency	824	(1,469)
Amortization of bond discount	449	318
Loss on disposal of equipment, net	428	289
Excess tax benefit from share-based payment arrangements	-	(8,034)
Deferred income tax (benefit) expense	(18,191)	18,519
Equity in income of equity investments, net of tax	(22,422)	(12,224)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued salaries and employee benefits	(27,160)	(27,554)
Accounts receivable	(12,090)	(28,384)
Prepaid expenses, other current assets and other long-term assets	845	(20,115)
Accounts payable	13,177	(17,473)
Other current liabilities and other long-term liabilities	(21,931)	35,172
Net cash provided by operating activities	400,792	339,081

Cash flows from investing activities:
Purchases of property and equipment	(26,739)	(20,669)
Additions to contract acquisition costs	(14,655)	(31,276)
Additions to internally developed computer software	(13,581)	(18,484)
Additions to licensed computer software from vendors	(10,568)	(11,379)
Cash used in acquisitions, net of cash acquired	-	(2,345,438)
Other investing activities	(759)	(1,730)
Net cash used in investing activities	(66,302)	(2,428,976)

Cash flows from financing activities:
Principal payments on long-term borrowings, capital lease obligations and license agreements	(234,093)	(435,953)
Purchase of noncontrolling interest	(70,000)	(5,878)
Dividends paid on common stock	(36,734)	(36,622)
Subsidiary dividends paid to noncontrolling shareholders	(3,885)	(3,829)
Repurchase of common stock under plans and tax withholding	(24)	(5,034)
Debt issuance costs	-	(26,554)
Excess tax benefit from share-based payment arrangements	-	8,034
Proceeds from borrowings of long-term debt	-	2,666,295
Proceeds from exercise of stock options	8,987	9,737
Net cash (used in) provided by financing activities	(335,749)	2,170,196

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	3,494	(4,310)
Net increase in cash and cash equivalents	2,235	75,991
Cash and cash equivalents at beginning of period	425,354	389,328
Cash and cash equivalents at end of period	$427,589	465,319

Supplemental cash flow information:
Interest paid	$57,405	81,808
Income taxes paid, net	$121,620	26,134

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

Through the Company's Issuer Solutions segment, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Netspend segment provides prepaid program management services to consumers and businesses in the United States.

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

The Company had investments in private equity funds as of December 31, 2016 with a value of $22.6 million. During the six months ended June 30, 2017 and in prior periods, this investment was reclassified from other assets to equity investments on the balance sheets. The income statement impact was to reclassify an immaterial amount of gains and losses from nonoperating expenses to equity in income of equity investments.

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

Recently Adopted Accounting Pronouncements

The Company adopted the following Accounting Standards Updates (ASUs) on January 1, 2017:

ASU 2015-05 “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-04): Customers’ Accounting for Fees Paid in a Cloud Computing Agreement,” which required changes to clarify, correct errors and make minor improvements to the Accounting Standards Codification (ASC). Most of the amendments in this Update do not require transition guidance and were effective upon issuance of this Update. Six amendments in this update clarify guidance or correct references in the ASC that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. The adoption of this ASU resulted in the Company's recording of acquired software as an intangible asset at present value rather than treating the software as a lease arrangement. The Company expects the annual impact of adopting the amendment to result in approximately $6.4 million of assets being recorded and $6.1 million of expense being characterized as amortization expense instead of rental expense during 2017.

ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of this standard results in the excess tax benefits and deficiencies associated with share-based payments being recorded on the income statement at the time they are deducted on the income tax return instead of being recorded in additional paid-in capital. The excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The Company recorded excess tax benefits of $6.8 million in its provision for income taxes rather than as an increase to additional paid-in capital for the six months ended June 30, 2017 on a prospective basis. Therefore, the prior period presented has not been adjusted. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share using the treasury stock method, which did not have a material impact on its diluted earnings per share for the three and six months ended June 30, 2017. The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, and thus, the prior period presented has not been adjusted. This adoption resulted in an increase in net cash provided by operating activities and a decrease in net cash from financing activities of $6.8 million for the six months ended June 30, 2017.

ASU 2016-19 “Technical Corrections,” which required changes to clarify, correct errors or make minor improvements to the ASC. Most of the amendments in this Update do not require transition guidance and were effective upon issuance of this Update. Six amendments in this Update clarify guidance or correct references in the ASC that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. Early adoption is permitted for the amendments that require transition guidance. The Company was impacted by the amendment to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which adds a reference to guidance to use when accounting for internal-use software licensed from third parties that is within the scope of Subtopic 350-40. The transition guidance for that amendment is the same as the transition guidance in ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to which the amendment relates and was adopted on a prospective basis. The adoption of this ASU resulted in the Company's recording of acquired software as an intangible asset at present value rather than treating the software as a lease arrangement.

ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment,” which modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The ASU is effective for the Company on January 1, 2020. Early adoption is permitted by all entities for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company early adopted this ASU in May 2017 in conjunction with its annual goodwill impairment testing. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09 “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting,” to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met:

1.

The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The ASU is effective for the Company on January 1, 2018. Early adoption is permitted, including adoption in any interim period, for (a) public business entities for reporting periods for which financial statements have not yet been issued and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The ASU also addresses other concerns related to the current leases model. The new guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption will be permitted for all entities. The adoption of the new standard will result in the recording of all leases on the balance sheet. The Company has not determined the remaining effect on its ongoing financial reporting for adoption of this ASU.

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

The Company is reviewing the requirements of the new revenue standard, and amendments described below, while following activities of the FASB and the American Institute of Certified Public Accountants (AICPA) for certain interpretive guidance applicable to IT outsourcers and payment processors. The Company is evaluating customer contracts under the new standard for each type of significant revenue stream (and related costs) to evaluate differences from current accounting. TSYS plans to adopt ASU 2014-09, as well as all other clarifications and technical guidance issued by the FASB and AICPA related to this new revenue standard, on January 1, 2018 using the modified retrospective transition method. Such adoption method will result in an adjustment to the opening balance of retained earnings (or other appropriate components of net assets in the statement of financial position) for the cumulative effect of applying the standard to contracts that are not completed on January 1, 2018. Under the modified retrospective transition method, the Company is required to disclose the impact of changes to financial statement line items due to the application of the new revenue standard, including an explanation of the reasons for any significant changes.

The new standard is likely to change the amount and timing of revenue and costs for certain revenue streams; accelerate revenue for certain license arrangements; extend the amortization of certain costs such as commissions, incentive payments, and conversion costs; increase areas of judgment and related internal controls requirements, such as whether the Company might avail itself of opportunities to continue recognizing processing revenue as invoiced; change the presentation of revenue for certain contract arrangements; and require changes to the Company’s software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements. In this respect, the Company has completed its review of representative contracts and identification of policy and gap differences resulting from the adoption of the new revenue standard. The Company continues to implement a new revenue tool solution to facilitate compliance with the standard and expects to have this completed by mid-fourth quarter 2017. Finally, the Company has begun its review of additional remaining contracts, both to help quantify the cumulative impact of the standards at year end, as well as, to evaluate internal controls surrounding the adoption of the standard. The Company is still assessing the materiality of the standard’s adoption, including its impact on disclosures.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the six months ended June 30, 2017 and 2016.

As of June 30, 2017, the Company had recorded goodwill in the amount of $3.3 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2017, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents in domestic accounts	$372,201	375,122
Cash and cash equivalents in foreign accounts	55,388	50,232
Total	$427,589	425,354

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2017	December 31, 2016
Prepaid expenses	$81,483	84,173
Supplies inventory	14,027	17,105
Income taxes receivable	3,238	-
Other	58,577	63,210
Total	$157,325	164,488

Contract Acquisition Costs, Net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2017	December 31, 2016
Conversion costs, net of accumulated amortization of $168.5 million and $164.4 million as of 2017 and 2016, respectively	$140,478	144,173
Payments for processing rights, net of accumulated amortization of $156.7 million and $145.3 million as of 2017 and 2016, respectively	87,181	91,527
Total	$227,659	235,700

Amortization expense related to contract acquisition costs is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Amortization expense related to:
Conversion costs	$7,157	7,282	15,330	14,440
Payments for processing rights	5,110	5,014	10,329	9,943

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2017	December 31, 2016
Deferred revenues	$50,378	40,473
Accrued third-party commissions	31,763	28,310
Accrued expenses	30,008	32,861
Dividends payable	19,407	19,513
Litigation settlements	14,429	20,795
Accrued interest	18,974	19,029
Income taxes payable	-	1,673
Other	109,032	100,605
Total	$273,991	263,259

Accumulated Other Comprehensive Income (AOCI)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

	(a)	(b)	(c)	(d)	(a+d)
(in thousands)	Beginning Balance December 31, 2016	Pretax Amount	Tax Effect	Net-of-Tax Amount (b-c)	Ending Balance June 30, 2017
Foreign currency translation adjustments and transfers from noncontrolling interests	$(65,482)	$14,266	1,700	$12,566	$(52,916)
Unrealized gain (loss) on available-for-sale securities	9,862	(2,780)	(987)	(1,793)	8,069
Change in AOCI related to postretirement healthcare plans	(538)	388	141	247	(291)
Total	$(56,158)	$11,874	854	$11,020	$(45,138)

There were no reclassifications of AOCI to net income or to other accounts for the six months ended June 30, 2017.

Note 4 — Long-Term Borrowings, Capital Lease Obligations and License Agreements

Refer to Note 12 of the Company’s audited financial statements for the year ended December 31, 2016, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding long-term borrowings and capital lease obligations.

During the six months ended June 30, 2017, the Company repaid $234 million on outstanding debt, capital lease obligations and license agreements. In addition, $550 million of Senior Notes due June 1, 2018 became short term as of June 30, 2017.

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

Below is a summary of share-based compensation expense for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Share-based compensation	$11,008	12,566	(12.4)%	$20,055	20,724	(3.2)%

Nonvested Share Awards - Time-Based

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards. As of June 30, 2017, there was approximately $29.7 million of unrecognized compensation cost related to time-based nonvested share awards.

	Six months ended June 30,
	2017	2016
Number of shares granted	322,926	326,678
Market value (in millions)	$17.6	15.0

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest up to a maximum of 200%. During the first six months of 2017 and 2016, the Compensation Committee established performance goals based on adjusted diluted EPS, adjusted EPS, revenue growth, corporate accountability operating income (CAOI) growth, net revenue and revenues before reimbursable items. The Company’s market-based awards are based upon the Company’s Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 over the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of June 30, 2017, there was approximately $20.9 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2019. As of June 30, 2017, there was approximately $3.6 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2019.

The following table summarizes the performance-based awards granted during the first six months of 2017 and 2016:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2017	December 2019	Net Revenue and Adjusted Diluted EPS[1]	103,485	December 2019
2017	December 2017	Net Revenue and Adjusted Diluted EPS[1]	249,845	December 2019
2016	December 2016	Revenues before Reimbursable Items[4] and Adjusted EPS[3]	15,605	December 2016
2016	December 2017	Adjusted EPS[3]	14,940	December 2017
2016	December 2018	Merchant Segment Net Revenue, Corporate Accountability Operating Income and attainment of synergies from TransFirst acquisition	29,332	December 2018
2016	December 2018	Revenue Growth and CAOI Growth[2]	67,517	December 2018
2016	December 2018	Merchant Segment Net Revenue and Corporate Accountability Operating Income	78,220	December 2018
2016	December 2018	Adjusted EPS[3]	118,722	December 2018
2016	December 2016	Revenues before Reimbursable Items[4] and Adjusted EPS[3]	144,995	December 2018

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

The following table summarizes the market-based awards granted during the first six months of 2017 and 2016:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2017	December 2019	TSR	44,355	December 2019
2016	December 2017	TSR	6,403	December 2017
2016	December 2018	TSR	50,878	December 2018

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Three months ended June 30,
	2017	2016
Number of options granted	548,265	687,685
Weighted average exercise price	$54.90	47.01
Risk-free interest rate	1.78%	1.24%
Expected volatility	21.71%	21.53%
Expected term (years)	4.6	4.5
Dividend yield	0.73%	0.86%
Weighted average fair value	$10.83	8.50

As of June 30, 2017, there was approximately $6.3 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.8 years.

Note 6 — Income Taxes

Refer to Notes 1 and 14 of the Company’s audited financial statements for the year ended December 31, 2016, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2011 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2010. There are currently federal income tax examinations in progress for the years 2011 through 2013. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 34.4% and 38.0% for the three months ended June 30, 2017 and 2016, respectively. TSYS’ effective tax rate was 33.0% and 35.5% for the six months ended June 30, 2017 and 2016, respectively. The primary differences in the 2017 effective income tax rates compared to the 2016 effective income tax rates reflect changes from the favorable discrete items related to the adoption of new accounting guidance regarding the treatment of excess tax benefits from share-based compensation.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits were $18.3 million and $16.5 million as of June 30, 2017 and December 31, 2016, respectively, which resulted in an increase of $1.8 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.6 million and $1.8 million as of June 30, 2017 and December 31, 2016, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2017 and December 31, 2016, that, if recognized, would affect the effective tax rates are $18.7 million and $17.0 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $1.1 million and $1.2 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

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

The following table presents the Company’s total assets by segment:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Issuer Solutions	$5,881,507	5,892,410
Merchant Solutions	3,198,527	3,295,509
Netspend	1,432,787	1,474,595
Intersegment assets	(4,235,807)	(4,296,337)
Total assets	$6,277,014	6,366,177

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	June 30, 2017	December 31, 2016
United States	$232,025	236,913
Europe	41,840	38,866
Other	6,771	6,566
Total	$280,636	282,345

The following table presents the Company’s depreciation and amortization by segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Depreciation and amortization by segment:
Issuer Solutions	$35,735	35,649	72,588	71,268
Merchant Solutions	7,380	6,805	14,402	11,856
Netspend	4,180	3,116	8,272	6,224
Depreciation and amortization	47,295	45,570	95,262	89,348
Acquisition intangible amortization	50,943	58,486	106,111	81,407
Corporate Administration and Other	1,121	913	2,164	1,797
Total depreciation and amortization	$99,359	104,969	203,537	172,552

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended June 30, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$258,120	607,663	182,637	$1,048,420
Europe[1]	86,433	59	-	86,492
Canada[1]	78,761	346	-	79,107
Other[1]	8,051	305	-	8,356
Total	$431,365	608,373	182,637	$1,222,375

	Six months ended June 30, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$518,849	1,170,771	379,695	$2,069,315
Europe[1]	156,548	138	-	156,686
Canada[1]	154,956	623	-	155,579
Other[1]	24,894	626	-	25,520
Total	$855,247	1,172,158	379,695	$2,407,100

	Three months ended June 30, 2016
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$263,292	567,258	161,941	$992,491
Europe[1]	75,160	-	-	75,160
Canada[1]	73,072	65	-	73,137
Other[1]	10,587	212	-	10,799
Total	$422,111	567,535	161,941	$1,151,587

	Six months ended June 30, 2016
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$520,941	704,978	346,139	$1,572,058
Europe[1]	144,973	-	-	144,973
Canada[1]	142,922	130	-	143,052
Other[1]	30,476	406	-	30,882
Total	$839,312	705,514	346,139	$1,890,965

1Certain of these revenues are impacted by movements in foreign currency exchange rates.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Adjusted operating income by segment[1]:
Issuer Solutions (a)	$147,277	128,493	281,150	263,570
Merchant Solutions (b)	101,996	89,915	193,275	128,272
Netspend (c)	46,044	42,481	94,692	84,682
Corporate Administration and Other	(36,036)	(33,340)	(71,608)	(62,808)
Adjusted segment operating income (d)	259,281	227,549	497,509	413,716
Less:
Share-based compensation	11,008	12,566	20,055	20,723
TransFirst M&A and integration expenses[2]	4,165	20,676	9,034	24,078
Litigation, claims, judgments or settlements	(83)	-	1,878	-
Acquisition intangible amortization	50,943	58,486	106,111	81,407
Operating income	193,248	135,821	360,431	287,508
Nonoperating expenses, net	(30,042)	(29,760)	(59,945)	(51,857)
Income before income taxes and equity in income of equity investments	$163,206	106,061	300,486	235,651

Net revenue by segment:
Issuer Solutions (e)	$392,760	377,862	780,015	755,871
Merchant Solutions (f)	278,588	261,467	539,149	382,079
Netspend (g)	183,065	162,620	380,530	347,613
Segment net revenue	854,413	801,949	1,699,694	1,485,563
Less: Intersegment revenues	10,345	7,012	22,734	18,982
Net revenue[3] (h)	844,068	794,937	1,676,960	1,466,581
Add: reimbursable items, interchange and assessments expenses	378,307	356,650	730,140	424,384
Total revenues	$1,222,375	1,151,587	2,407,100	1,890,965

Adjusted segment operating margin on segment net revenue:
Issuer Solutions (a)/(e)	37.5%	34.0%	36.0%	34.9%
Merchant Solutions (b)/(f)	36.6%	34.4%	35.9%	33.6%
Netspend (c)/(g)	25.2%	26.1%	24.9%	24.4%

Adjusted segment operating margin on net revenue: (d)/(h)	30.7%	28.6%	29.7%	28.2%

[1]

Adjusted segment operating income excludes acquisition intangible amortization, TransFirst M&A and integration expenses, share-based compensation and expenses associated with Corporate Administration and Other.

[2]	Excludes share-based compensation
[3]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

Major Customers

For the three and six months ended June 30, 2017 and 2016, the Company did not have any major customers.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first six months of 2017 and 2016, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 5 for more information.

Equipment Acquired Under Capital Lease Obligations and Software Acquired Under License Agreements

There was approximately $2.1 million of equipment acquired under capital lease obligations and $5.9 million of software  acquired under license agreements in the first six months of 2017. During the first six months of 2016, the Company acquired approximately $720,000 of equipment under capital lease obligations.

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

The United States District Court for the District of Massachusetts appointed lead plaintiffs’ counsel on behalf of the putative class of plaintiffs in the Consolidated Action. On March 31, 2015, the plaintiffs filed a First Consolidated Amended Complaint (the “Consolidated Complaint”). The Consolidated Complaint purports to bring claims on behalf of all persons who purchased certain TelexFree “memberships” and suffered a “net loss” between January 1, 2012 and April 16, 2014. The Consolidated Complaint supersedes the complaints filed prior to consolidation of the Actions, and alleges that ProPay aided and abetted tortious acts committed by TelexFree, and that ProPay was unjustly enriched in the course of providing payment processing services to TelexFree. On April 30, 2015, the plaintiffs filed a Second Consolidated Amended Complaint (the “Second Amended Complaint”), which amends and supersedes the Consolidated Complaint. Like the Consolidated Complaint, the Second Amended Complaint generally alleges that ProPay aided and abetted tortious acts committed by TelexFree, and that ProPay was unjustly enriched in the course of providing payment processing services to TelexFree

Several defendants, including ProPay, moved to dismiss the Second Amended Complaint on June 2, 2015.Briefing on those motions closed on October 16, 2015. The court held a hearing on the motions to dismiss on November 2, 2015. At present, pursuant to a court order, all discovery in the action is stayed pending the resolution of parallel criminal proceedings against certain former principals of TelexFree, Inc. Despite that stay of discovery, the lead plaintiffs have subpoenaed documents previously produced by ProPay pursuant to the Federal Rules of Bankruptcy Procedure to the court-appointed trustee in the TelexFree bankruptcy proceeding. ProPay has filed a motion to quash that subpoena. ProPay’s motion remains pending before the Court. ProPay’s motion to dismiss also remains pending.

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

Note 10 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(in thousands, except per share data)	Common Stock	Common Stock	Common Stock	Common Stock
Basic EPS:
Net income attributable to TSYS common shareholders	$115,014	69,708	220,882	160,336
Less income allocated to nonvested awards	(252)	(347)	(631)	(850)
Net income allocated to common stock for EPS calculation (a)	$114,762	69,361	220,251	159,486
Average common shares outstanding (b)	183,741	183,724	183,484	183,489
Basic EPS (a)/(b)	$0.62	0.38	1.20	0.87

Diluted EPS:
Net income attributable to TSYS common shareholders	$115,014	69,708	220,882	160,336
Less income allocated to nonvested awards	(252)	(346)	(631)	(847)
Add income allocated to nonvested awards[1]	252	-	631	-
Net income allocated to common stock for EPS calculation (c)	$115,014	69,362	220,882	159,489
Average common shares outstanding	183,741	183,724	183,484	183,489
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,121	874	1,093	846
Average nonvested awards[1]	425	-	545	-
Average common and common equivalent shares outstanding (d)	185,287	184,598	185,122	184,335
Diluted EPS (c)/(d)	$0.62	0.38	1.19	0.87

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(in thousands, except per share data)	Participating Securities	Participating Securities	Participating Securities	Participating Securities
Basic EPS:
Net income allocated to nonvested awards (a)	$252	347	$631	850
Nonvested awards (b)	412	934	536	989
Basic EPS (a)/(b)	$0.61	0.37	$1.18	0.86

Diluted EPS:
Net income allocated to nonvested awards (c)	$250	346	$628	847
Average common and common equivalent shares outstanding (d)	412	934	536	989
Diluted EPS (c)/(d)	$0.61	0.37	$1.17	0.86

[1]

In accordance with the diluted EPS guidance under the two-class method, the Company uses the approach – either the treasury stock method or the two-class method assuming a participating security is not exercised – that is more dilutive. In 2017, the Company used the two-class method. In 2016, the Company used the treasury stock method.

The diluted EPS calculation excludes stock options and nonvested awards that are exercisable into 0.6 million  and 0.5 million common shares for the three and six months ended June 30, 2017, respectively, and excludes 1.9 million and 2.0 million common shares for the three and six months ended June 30, 2016, respectively, because their inclusion would have been anti-dilutive.

Note 11 — Acquisitions

Refer to Note 24 of the Company’s audited financial statements for the year ended December 31, 2016, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding acquisitions..

Redeemable Noncontrolling Interest

In February 2017, the Company acquired an additional 10% equity interest in Central Payment Co., LLC (CPAY) from a privately-owned company for $70.0 million. This purchase reduced the remaining redeemable noncontrolling interest in CPAY to 15% of its total outstanding equity and extended the put call arrangement until April 2018. The transaction resulted in a decrease to noncontrolling interest of $9.8 million and a decrease to additional paid-in capital of $60.2 million.

Note 12 — Subsequent Events

On July 24, 2017, TSYS’ Board of Directors approved a 30% increase in the regular quarterly dividend payable on TSYS common stock from $0.10 per share to $0.13 per share, payable on October 2, 2017 to shareholders of record as of the close of business on September 21, 2017.

Management performed an evaluation of the Company’s activity as of the date these financial statements were issued and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (TSYS' or the Company’s) revenues are derived from providing payment processing services, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit cards, payroll cards and alternative financial services to underbanked and other consumers. The Company's services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend.

Through the Company’s Issuer Solutions segment, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Netspend segment provides prepaid program management services to consumers and businesses in the United States.

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

A summary of the financial highlights for 2017, as compared to 2016, is provided below:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(in thousands, except per share data)	2017	2016	Change	2017	2016	Change
Total revenues	$1,222,375	1,151,587	6.1%	$2,407,100	1,890,965	27.3%
Net revenue[1]	$844,068	794,937	6.2	$1,676,960	1,466,581	14.3
Operating income	$193,248	135,821	42.3	$360,431	287,508	25.4
Net income attributable to TSYS common shareholders	$115,014	69,708	65.0	$220,882	160,336	37.8
Basic earnings per share (EPS) attributable to TSYS common shareholders[2]	$0.62	0.38	64.6	$1.20	0.87	37.3
Diluted EPS attributable to TSYS common shareholders[2]	$0.62	0.38	64.3	$1.19	0.87	37.2
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[3]	$307,698	274,032	12.3	$594,935	504,862	17.8
Adjusted earnings[4]	$158,215	135,416	16.8	$310,480	256,126	21.2
Adjusted diluted EPS[5]	$0.85	0.73	16.4	$1.68	1.39	20.7
Cash flows from operating activities				$400,792	339,081	18.2
Free cash flow[6]				$335,249	257,273	30.3

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

[1]

Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and assessment fees charged by card associations or payment networks that are recorded by TSYS as expense.

[2]

Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 10 in the Unaudited Consolidated Financial Statements for more information on EPS.

[3]

Adjusted EBITDA is defined as net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization, share-based compensation expenses and other items.

[4]	Adjusted earnings is net income excluding noncontrolling interests, the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles and other items.
[5]	Adjusted diluted EPS is defined as adjusted earnings divided by weighted average shares outstanding used for diluted EPS calculations.
[6]	Free cash flow is defined as net cash provided by operating activities less capital expenditures.

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

Total revenues increased 6.1% and 27.3%, respectively, for the three and six months ended June 30, 2017, compared to the same periods in 2016. The impact of the acquisition of TransFirst on total revenues for the six months ended June 30, 2017 was $872.1 million. Revenues for the three and six months ended June 30, 2017 also included decreases of $10.0 million and $21.1 million, respectively, related to the effects of currency translation of the Company’s foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure. Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense and are mainly related to the TransFirst business. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage and network association fees. The Company’s reimbursable items are primarily impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2017 were $64.1 million and $126.1 million, respectively, decreases of 3.1% and 5.8% compared to the same periods last year.

Net revenue increased $49.1 million and $210.3 million, or 6.2% and 14.3%, respectively, during the three and six months ended June 30, 2017, compared to the same periods in 2016. The increase in net revenue for the three months ended June 30, 2017, as compared to the same period in 2016, is primarily the result of organic growth, partially offset by a decrease of $9.3 million associated with currency translation. The increase in net revenue for the six months ended June 30, 2017, as compared to the same period in 2016, is primarily the result of the acquisition of TransFirst, as well as organic growth, partially offset by a decrease of $19.6 million associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and six months ended June 30, 2017, the Company did not have a major customer on a consolidated basis.  However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Operating Segments

TSYS’ services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend. Refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s operating segments.

Issuer Solutions

The Company’s Issuer Solutions segment has many long-term customer contracts with card issuers providing account processing and output services for printing and embossing items. These contracts generally require advance notice prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may permit early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or client incentives associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

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

Below is a summary of AOF for the Company’s Issuer Solutions segment:

(in millions)	As of June 30,
AOF	2017	2016	Percent Change
Consumer	457.0	425.3	7.4%
Commercial	51.5	47.0	9.6
Other	33.5	28.8	16.2
Traditional AOF[1]	542.0	501.1	8.2
Prepaid/Stored Value[2]	50.6	79.5	(36.3)
Government Services[3]	91.3	84.6	7.9
Commercial Card Single-Use[4]	89.7	76.9	16.6
Total AOF	773.6	742.1	4.2%

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

The Issuer Solutions segment provides payment processing and related services to clients based in the United States and internationally. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and six months ended June 30, 2017.

Below is a summary of the Issuer Solutions segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Volume-based revenues	$198,348	186,554	6.3%	$388,653	368,237	5.5%
Non-volume related revenues:
Processing fees	76,382	75,218	1.5	150,560	149,078	1.0
Value-added, custom programming, licensing and other	60,591	57,336	5.7	125,684	119,295	5.4
Output and managed services	57,439	58,754	(2.2)	115,118	119,261	(3.5)
Total non-volume related revenues	194,412	191,308	1.6	391,362	387,634	1.0
Net revenue[1]	$392,760	377,862	3.9	$780,015	755,871	3.2
Adjusted segment operating income[2]	$147,277	128,493	14.6	$281,150	263,570	6.7
Adjusted segment operating margin[3]	37.5%	34.0%		36.0%	34.9%
Key indicators (in millions):
Transactions	5,340.6	4,985.1	7.1	10,217.2	9,573.1	6.7
Total Accounts on File (AOF)				773.6	742.1	4.2
Total Traditional AOF				542.0	501.1	8.2

[1]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three and six months ended June 30, 2017, approximately 50.5% and 49.8% of net revenue was driven by the volume of AOF and transactions processed and approximately 49.5% and 50.2% was derived from non-volume based revenues.

Segment revenues for the three and six months ended June 30, 2017, as compared to the same periods in 2016, included decreases of $9.3 million and $19.6 million, respectively, associated with currency translation.

The increases in net revenue for the three and six months ended June 30, 2017, as compared to the same periods in 2016, were driven by organic growth.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into more or fewer U.S. dollars, which impacts the comparison to prior periods when the U.S. dollar was stronger or weaker.

Merchant Solutions

The Merchant Solutions segment provides merchant processing and related services to clients based primarily in the United States. Merchant Solutions revenues are derived from providing processing services, acquiring solutions, related systems and support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant Solutions include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; and merchant billing services. This segment has no major customers for the three and six months ended June 30, 2017.

The Merchant Solutions segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale (POS). This segment's authorization and capture transactions are primarily through Internet connectivity.

Below is a summary of the Merchant Solutions segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except key indicators)	2017	2016	Percent Change	2017	2016	Percent Change
Net revenue[1]	$278,588	261,467	6.5%	$539,149	382,079	41.1%
Adjusted segment operating income[2]	$101,996	89,915	13.4	$193,275	128,272	50.7
Adjusted segment operating margin[3]	36.6%	34.4%		35.9%	33.6%
Key indicators:
POS transactions (in millions)	1,233.5	1,159.5	6.4	2,361.3	2,250.4	4.9
Dollar sales volume (in millions)	$31,127.5	28,560.8	9.0	$60,247.9	40,344.2	49.3
Net revenue per POS transaction	$0.226	0.225	0.2	$0.228	0.170	34.5
Includes TransFirst's results for three months in 2016 and six months in 2017.
[1]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

With the acquisition of TransFirst in April 2016, TSYS included six months of TransFirst’s results as part of the Merchant Solutions segment in 2017, whereas three months of TransFirst’s results are included in the results for the six months ended June 30, 2016. TransFirst’s revenues are reported gross, which includes amounts paid for interchange and assessments. Expenses covering interchange and assessment fees are included in TransFirst’s cost of services and are directly attributable to processing fee revenues. Merchant Segment net revenue is defined as total revenues less merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as an expense.

For the three and six months ended June 30, 2017, approximately 93.4% of TSYS’ Merchant Solutions segment net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.6% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation and risk and collection services performed.

The increase in net revenue, total segment revenues and adjusted segment operating income for the three months ended June 30, 2017, as compared to the same period in 2016, was driven by higher processing volumes, product fees and processing fees.

The increase in net revenue and adjusted segment operating income for the six months ended June 30, 2017, as compared to the same period in 2016, was driven by higher processing volumes, product fees and processing fees primarily due to the acquisition of TransFirst and including six months of Transfirst’s results in 2017 compared to three months of results in 2016.

Netspend

Netspend provides GPR prepaid debit cards, payroll cards, and alternative financial service solutions to underbanked and other consumers and businesses in the United States. Netspend’s products provide customers with access to depository accounts insured by the FDIC with a menu of pricing and features specifically tailored to their needs. Netspend has an extensive distribution and reload network comprising financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that issue the card products that Netspend develops, promotes and distributes. Netspend currently has active agreements with six Issuing Banks.

The Netspend segment markets prepaid cards through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs, and contractual relationships with corporate employers. This segment has no major customers and one major third-party distributor for the three and six months ended June 30, 2017.

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

Below is a summary of the Netspend segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Net revenue[1]	$183,065	162,620	12.6%	$380,530	347,613	9.5%
Adjusted segment operating income[2]	$46,044	42,481	8.4	$94,692	84,682	11.8
Adjusted segment operating margin[3]	25.2%	26.1%		24.9%	24.4%
Key indicators (in millions):
Number of active cards[4]				4,964.9	4,448.8	11.6
Number of active cards with direct deposit[5]				2,416.7	2,192.5	10.2
Percentage of active cards with direct deposit				48.7%	49.3%
Gross dollar volume[6]	$7,605.5	6,614.7	15.0	$17,212.8	15,776.2	9.1

[1]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense.

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

[5]	Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination.
[6]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using Netspend products.

For the three and six months ended June 30, 2017, respectively, 70.3% and 68.6% of revenues were derived from service fees charged to cardholders and 29.7% and 31.4% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards and in particular by the number of cards with direct deposit. Cardholders with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume. Substantially all of the Netspend segment revenues were volume driven as they were driven by the active card and gross dollar volume indicators.

Segment net revenue for the three and six months ended June 30, 2017, as compared to the same periods in 2016, increased $20.4 million and $32.9 million, respectively. Service fee revenue increased $12.0 million and $18.7 million, or 10.3% and 7.7%, respectively. Revenues from interchange and other services increased $8.4 million and $14.2 million, or 18.2% and 13.5%, respectively. These increases were substantially driven by increases in the number of active cards and gross dollar volume during the three and six months ended June 30, 2017.

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

Operating Expenses

The Company’s operating expenses were $1.0 billion and $2.0 billion for the three and six months ended June 30, 2017, respectively, compared to $1.0 billion and $1.6 billion for the same periods in 2016. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three months ended June 30, 2017 increased $13.4 million mainly due to an increase in reimbursable items, interchange and assessments partially offset by decreases in TransFirst acquisition expenses and decreases in amortization of acquisition intangibles.

Operating expenses for the six months ended June 30, 2017 were impacted by the TransFirst acquisition. Operating expenses increased $862.5 million for the six months ended June 30, 2017 due to the acquisition of TransFirst.

The Company’s cost of services were $877.9 million and $1.7 billion for the three and six months ended June 30, 2017, which were increases of 4.3% and 31.2%, respectively, compared to the same periods last year. The increase in cost of services for the three months ended June 30, 2017 is due to increases in employment, severance, technology and facilities, interchange and assessments and other costs to support revenue growth. The increase in cost of services for the six months ended June 30, 2017 is primarily the result  of the acquisition of TransFirst. The Company’s selling, general and administrative expenses were $151.2 million and $306.9 million for the three and six months ended June 30, 2017, respectively, a decrease of 13.0% and an increase of 10.8%, respectively, compared to the same periods last year. The decrease in selling, general, and administrative costs for the three months ended June 30, 2017 is the result of decreases in acquisition expenses and amortization of acquisition intangibles. The increase in selling, general, and administrative costs for the six months ended June 30, 2017, was due primarily to the acquisition of TransFirst.

The Company’s transaction and integration expenses related to the acquisition of TransFirst in April 2016 were $4.1 million and $9.0 million, respectively, for the three and six months ended June 30, 2017. These expenses consist of costs related to the completion of the acquisition such as legal, accounting and professional fees, share-based compensation, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 42.3% and 25.4%, respectively, for the three and six months ended June 30, 2017, compared to the same periods in 2016. The Company’s operating profit margins for the three and six months ended June 30, 2017, respectively, were 15.8% and 15.0% compared to 11.8% and 15.2% for the same periods last year. TSYS’ operating margin increased for the three and six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to decreases in acquisition related expenses and amortization of acquisition intangibles.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense and gains and losses on currency transactions. Net nonoperating expense increased for the three and six months ended June 30, 2017, as compared to the same periods in 2016.  The increase in net nonoperating expense for the three months ended June 30, 2017 was due primarily to losses from currency translation adjustments. The increase in net nonoperating expense for the six months ended June 30, 2017 was mainly due to increased interest expense associated with the financing of the acquisition of TransFirst.

The following table provides a summary of nonoperating expenses, net:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Interest expense[1]	$(30,012)	(31,189)	3.8%	$(60,231)	(53,975)	(11.6)%
Interest income	475	419	13.4	921	910	1.2
Currency translation gains (losses),net	(513)	960	nm	(824)	1,469	nm
Other	8	50	(86.7)	189	(261)	nm
Total	$(30,042)	(29,760)	(0.9)	$(59,945)	(51,857)	(15.6)
nm = not meaningful
[1]	Interest expense includes interest on Senior Notes of $25.5 million and $51.0 million for the three and six months ended June 30, 2017 and $25.4 million and $36.6 million for the same periods in 2016.

Interest expense for the three and six months ended June 30, 2017, respectively, decreased $1.2 million and increased $6.3 million compared the same periods in 2016. The decrease in interest expense for the three months ended June 30, 2017 was primarily the result of decreasing amounts of outstanding debt due to debt repayments. The increase in interest expense for the six months ended June 30, 2017 compared to 2016 was due primarily to the debt financing of the acquisition of TransFirst in April 2016.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2017, was approximately $4.9 million, the majority of which is denominated in U.S. Dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. Dollar as of June 30, 2017 was $17.9 million.

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

Below is a summary of income tax expense:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Income tax expense	$56,207	40,290	39.5%	$99,289	83,719	18.6%
Effective income tax rate	34.4%	38.0%		33.0%	35.5%

The primary differences in the 2017 effective income tax rates compared to the 2016 effective income tax rates reflect changes from the favorable discrete items related to the adoption of new accounting guidance regarding the treatment of excess tax benefits from share-based compensation.

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $90.1 million as of June 30, 2017. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Equity in income of equity investments, net of tax	$9,513	5,977	59.2%	$22,422	12,224	83.4%

The increases in equity income for the three and six months ended June 30, 2017, compared to the same periods in 2016, are primarily the result of organic growth associated with the operations of China UnionPay Data Co., LTD (CUP Data) from core processing and value-added products and services in 2017, as well as an under-accrual of 2016 results.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except per share data)	2017	2016	Percent change	2017	2016	Percent Change
Net income	$116,512	71,748	62.4%	$223,619	164,156	36.2%
Net income attributable to noncontrolling interests	(1,498)	(2,040)	(26.6)	(2,737)	(3,820)	(28.4)
Net income attributable to TSYS common shareholders	$115,014	69,708	65.0	$220,882	160,336	37.8
Basic EPS attributable to TSYS common shareholders[1]	$0.62	0.38	64.6	$1.20	0.87	37.3
Diluted EPS attributable to TSYS common shareholders[1]	$0.62	0.38	64.3	$1.19	0.87	37.2

[1]	Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 10 for more information.

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

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Operating income (a) (GAAP)	$193,248	135,821	360,431	287,508
Total revenues (b) (GAAP)	$1,222,375	1,151,587	2,407,100	1,890,965
Less: reimbursable items, interchange and assessments expenses	378,307	356,650	730,140	424,384
Net revenue (c) (non-GAAP)	$844,068	794,937	1,676,960	1,466,581
Operating margin (as reported) (a)/(b) (GAAP)	15.8%	11.8%	15.0%	15.2%
Operating margin on a net revenue basis (a)/(c) (non-GAAP)	22.9%	17.1%	21.5%	19.6%

Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net income (GAAP)	$116,512	71,748	223,619	164,156
Adjust for:
Less: Equity in income of equity investments, net of tax	(9,513)	(5,977)	(22,422)	(12,224)
Add: Income taxes	56,207	40,290	99,289	83,719
Add: Interest expense, net	29,537	30,770	59,310	53,065
Add: Depreciation and amortization	99,359	104,969	203,537	172,552
Less: (Gain)/loss on foreign currency translations	513	(960)	824	(1,469)
Less: Other nonoperating (income) expense	(8)	(50)	(189)	261
Add: Share-based compensation	11,008	12,566	20,055	20,724
Add: TransFirst M&A and integration expenses[1]	4,166	20,676	9,034	24,078
Add: Litigation claims, judgments or settlements[2]	(83)	-	1,878	-
Adjusted EBITDA (non-GAAP)	$307,698	274,032	594,935	504,862

[1]	Costs associated with the TransFirst acquisition and integration which are included in selling, general and administrative expenses.
[2]	Litigation settlement or settlement discussions and related expenses.

Adjusted Earnings and Adjusted Diluted Earnings Per Share
	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income attributable to TSYS common shareholders (GAAP)	$115,014	69,708	220,882	160,336
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	50,783	58,210	105,785	80,855
Add: Share-based compensation	11,009	12,557	20,051	20,707
Add: TransFirst M&A and integration expenses[1]	4,149	20,676	8,973	33,859
Add: Litigation claims, judgments or settlements[2]	(83)	-	1,878	-
Less: Tax impact of adjustments[3]	(22,657)	(25,735)	(47,089)	(39,631)
Adjusted earnings (non-GAAP)	$158,215	135,416	310,480	256,126

Diluted EPS - Net income attributable to TSYS common shareholders:
As reported (GAAP)	$0.62	0.38	1.19	0.87
Adjusted diluted EPS (non-GAAP)	$0.85	0.73	1.68	1.39

Weighted average diluted shares	185,286	184,598	185,286	184,335

[1]	Costs associated with the TransFirst acquisition and integration which are included in selling, general and administative expenses and nonoperating expenses.
[2]	Litigation claims, judgments, settlements or settlement discussions and related legal expenses.
[3]	Certain of these merger and acquisition costs are nondeductible for income tax purposes. Income tax impact includes a discrete item as a result of the acquisition.

Free Cash Flow
	Six months ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities (GAAP)	$400,792	339,081
Capital expenditures	(65,543)	(81,808)
Free cash flow (non-GAAP)	$335,249	257,273

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

Cash Flows From Operating Activities

	Six months ended June 30,
(in thousands)	2017	2016
Net income	$223,619	164,156
Depreciation and amortization	203,537	172,552
Provisions for cardholder losses	27,587	25,216
Share-based compensation	20,055	20,724
Provisions for bad debt expenses and billing adjustments	4,906	2,938
Charges for transaction processing provisions	4,053	2,191
Amortization of debt issuance costs	2,163	11,451
Deferred income tax (benefit) expense	(18,191)	18,519
Equity in income of equity investments	(22,422)	(12,224)
Other noncash items and charges, net	2,644	(8,088)
Net change in current and other assets and current and other liabilities	(47,159)	(58,354)
Net cash provided by operating activities	$400,792	339,081

TSYS’ main source of funds is derived from operating activities, specifically net income. The change in depreciation and amortization is mainly the result of the acquisition of TransFirst. The change in Other noncash items and charges, net is primarily due to the adoption of new guidance related to excess tax benefits from share-based payment arrangements. Net change in current and other assets and current and other liabilities includes accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of June 30, 2017, as compared to June 30, 2016, is the result of timing of collections. The change in accounts payable and other liabilities for the same period is the result of the timing of payments of vendor invoices. The change in accrued salaries and employee benefits is due primarily to changes in incentive bonuses and benefits paid in the first six months ended June 30, 2017 compared to the same period in 2016.

Cash Flows From Investing Activities

	Six months ended June 30,
(in thousands)	2017	2016
Purchases of property and equipment, net	$(26,739)	(20,669)
Additions to contract acquisition costs	(14,655)	(31,276)
Additions to internally developed computer software	(13,581)	(18,484)
Additions to licensed computer software from vendors	(10,568)	(11,379)
Cash used in acquisitions, net of cash acquired	-	(2,345,438)
Other investing activities	(759)	(1,730)
Net cash used in investing activities	$(66,302)	(2,428,976)

The primary uses of cash for investing activities in 2017 were for purchases of property and equipment, additions to contract acquisition costs, internal development of computer software and the purchase of licensed computer software. The primary uses of cash for investing activities in 2016 were the acquisition of TransFirst, purchases of property and equipment, additions to contract acquisition costs, internal development of computer software and the purchase of licensed computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $14.7 million, including $5.5 million of client incentives, for the six months ended June 30, 2017, compared to $31.3 million for the six months ended June 30, 2016.

Cash Flows From Financing Activities

	Six months ended June 30,
(in thousands)	2017	2016
Principal payments on long-term borrowings, capital lease obligations and license agreements	$(234,093)	(435,953)
Purchase of noncontrolling interest	(70,000)	(5,878)
Dividends paid on common stock	(36,734)	(36,622)
Subsidiary dividends paid to noncontrolling shareholders	(3,885)	(3,829)
Repurchase of common stock under plans and tax withholding	(24)	(5,034)
Debt issuance costs	-	(26,554)
Excess tax benefit from share-based payment arrangements	-	8,034
Proceeds from borrowings of long-term debt	-	2,666,295
Proceeds from exercise of stock options	8,987	9,737
Net cash (used in) provided by financing activities	$(335,749)	2,170,196

The main uses of cash for financing activities in 2017 were principal payments on long-term borrowings, capital lease obligations and license agreements, the purchase of an additional ten percent interest in Central Payment Co., LLC (CPAY) and the payment of dividends. The main source of cash provided by financing activities in 2017 is the proceeds from exercises of stock options. The main source of cash provided by financing activities in 2016 were proceeds from borrowings of long term debt. The main uses of cash for financing activities in 2016 were principal payments on long-term borrowings, capital lease obligations, debt issuance costs and the payment of dividends.

Borrowings

In 2016, the Company entered into a Credit Agreement (the “2016 Credit Agreement”) which provides the Company with a $700 million five-year term loan facility (the “Term Loan Facility”) consisting of (i) a $300 million term loan (the “Refinancing Term Loan”) funded upon entry into the 2016 Credit Agreement and (ii) a $400 million term loan (the “Delayed Draw Term Loan”). The 2016 Credit Agreement also provides the Company with a $800 million unsecured revolving credit facility (the “Revolving Loan Facility”). During the six months ended June 30, 2017, the Company repaid $155.0 million on the Term Loan Facility. The balance as of June 30, 2017 was $543.0, million net of discount and debt issuance costs on the Term Loan Facility. As of June 30, 2017, there was no outstanding balance on the Revolving Loan Facility.

Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Dividends

Dividends on common stock of $36.7 million and $36.6 million were paid during the six months ended June 30, 2017 and 2016, respectively.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

The Company did not purchase any shares under the plan during the six months ended June 30, 2017 or 2016.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 1.1:1. As of June 30, 2017, TSYS had working capital of $85.8 million compared to $602.3 million as of December 31, 2016. The change in working capital was the result of $550 million of Senior Notes due June 1, 2018 being classified as short term on June 30, 2017.

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

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (ii) TSYS’ expectation with respect to the impact of the CFPB’s new rule pertaining to prepaid  financial products on its financial results for 2017; (iii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iv) TSYS’ belief with respect to lawsuits, claims and other complaints; (v) TSYS’ expectation with respect to certain tax matters, and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

On July 24, 2017, TSYS’ Board of Directors approved a 30% increase in the regular quarterly dividend payable on TSYS common stock from $0.10 per share to $0.13 per share, payable on October 2, 2017 to shareholders of record as of the close of business on September 21, 2017.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars as of June 30, 2017:

(in thousands)	As of June 30, 2017
Europe	$179,731
China	126,534
Cyprus	41,653
Other	14,070

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

TSYS recorded net translation losses of approximately $513,000 and $824,000, respectively, for the three and six months ended June 30, 2017 relating to the translation of cash and other balance sheet accounts.  The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2017, was approximately $4.9 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of June 30, 2017, was $17.9 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $17.9 million as of June 30, 2017.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$179	893	1,787	(179)	(893)	(1,787)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2017, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs
April 2017	-	[1]	$53.49	5,650	14,350
May 2017	-		-	5,650	14,350
June 2017	-		-	5,650	14,350
Total	-		$53.49

[1]	Denotes 131 shares withheld for payment of taxes

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description
10.1	Total System Services, Inc. 2017 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 28, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: August 7, 2017	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman and Chief Executive Officer

Date: August 7, 2017	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and
Chief Financial Officer

TOTAL SYSTEM SERVICES, INC.

Exhibit Index

Exhibit Number	Description
10.1	Total System Services, Inc. 2017 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K dated April 28, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document