Form 10-Q
period 2017-09-30
TOTAL SYSTEM SERVICES INC
filed 2017-11-07
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: October 31, 2017
Common Stock, $0.10 par value	183,846,212 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (Note 3)	$413,622	425,354
Accounts receivable, net of allowances for doubtful accounts and billing adjustments of $4.0 million and $4.8 million as of 2017 and 2016, respectively	409,167	432,847
Prepaid expenses and other current assets (Note 3)	176,049	164,488
Total current assets	998,838	1,022,689
Goodwill (Note 2)	3,272,792	3,270,952
Other intangible assets, net of accumulated amortization of $557.0 million and $420.6 million as of 2017 and 2016, respectively	770,954	906,676
Intangible assets - computer software, net of accumulated amortization of $831.7 million and $757.4 million as of 2017 and 2016, respectively	395,144	423,188
Property and equipment, net of accumulated depreciation and amortization of $521.7 million and $480.7 million as of 2017 and 2016, respectively (Note 7)	282,490	282,345
Contract acquisition costs, net of accumulated amortization of $337.9 million and $309.7 million as of 2017 and 2016, respectively (Note 3)	223,647	235,700
Equity investments, net	150,775	133,556
Deferred income tax assets	7,485	7,055
Other assets	116,765	84,016
Total assets	$6,218,890	6,366,177
Liabilities
Current liabilities:
Current portion of long-term borrowings (Note 4)	$562,550	48,040
Accounts payable	53,460	38,712
Accrued salaries and employee benefits	58,261	67,655
Current portion of obligations under capital leases and license agreements	3,110	2,687
Other current liabilities (Note 3)	294,299	263,259
Total current liabilities	971,680	420,353
Long-term borrowings, excluding current portion (Note 4)	2,391,110	3,312,215
Deferred income tax liabilities	374,778	419,552
Obligations under capital leases and license agreements, excluding current portion	3,173	1,061
Other long-term liabilities	107,987	88,983
Total liabilities	3,848,728	4,242,164
Redeemable noncontrolling interest in consolidated subsidiary	13,402	24,093
Commitments and contingencies (Note 9)
Shareholders' Equity
Shareholders’ equity:
Common stock- $0.10 par value. Authorized 600,000 shares; 202,765 issued as of 2017 and 2016; 184,088 and 183,451 outstanding as of 2017 and 2016, respectively	20,277	20,276
Additional paid-in capital	249,370	279,627
Accumulated other comprehensive loss, net (Note 3)	(39,258)	(56,158)
Treasury stock, at cost (18,677 and 19,314 shares as of 2017 and 2016, respectively)	(659,072)	(646,047)
Retained earnings	2,785,443	2,502,222
Total shareholders’ equity	2,356,760	2,099,920
Total liabilities and shareholders' equity	$6,218,890	6,366,177

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Total revenues (Note 7)	$1,247,576	1,146,888	3,654,676	3,037,853
Cost of services	898,471	840,300	2,638,214	2,166,731
Selling, general and administrative expenses	149,413	151,261	456,339	428,287
Total operating expenses	1,047,884	991,561	3,094,553	2,595,018
Operating income	199,692	155,327	560,123	442,835
Nonoperating expenses, net	(28,835)	(30,368)	(88,780)	(82,225)
Income before income taxes and equity in income of equity investments	170,857	124,959	471,343	360,610
Income taxes (Note 6)	54,628	44,247	153,917	127,966
Income before equity in income of equity investments	116,229	80,712	317,426	232,644
Equity in income of equity investments, net of tax	8,497	6,729	30,919	18,953
Net income	124,726	87,441	348,345	251,597
Net income attributable to noncontrolling interests	(1,631)	(2,089)	(4,368)	(5,909)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$123,095	85,352	343,977	245,688
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 10)	$0.67	0.46	1.87	1.34
Diluted EPS attributable to TSYS common shareholders (Note 10)	$0.66	0.46	1.85	1.33

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$124,726	87,441	348,345	251,597
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,946	(2,668)	20,511	(16,595)
Postretirement healthcare plan adjustments	(693)	1,154	(445)	373
Unrealized gain (loss) on available-for-sale securities	(1,373)	1,165	(3,166)	1,808
Other comprehensive income (loss)	5,880	(349)	16,900	(14,414)
Comprehensive income	130,606	87,092	365,245	237,183
Comprehensive income attributable to noncontrolling interests	(1,631)	(2,089)	(4,368)	(5,577)
Comprehensive income attributable to TSYS common shareholders	$128,975	85,003	360,877	231,606

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$348,345	251,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,821	271,468
Provisions for cardholder losses	39,036	37,289
Share-based compensation	28,462	33,792
Provisions for bad debt expenses and billing adjustments	7,835	4,817
Charges for transaction processing provisions	5,719	3,355
Amortization of debt issuance costs	3,247	12,499
Dividends received from equity investments	20,589	15,246
Loss (gain) on foreign currency	1,250	(1,664)
Amortization of bond discount	677	529
Loss on disposal of equipment, net	1,247	314
Excess tax benefit from share-based payment arrangements	-	(8,951)
Deferred income tax (benefit) expense	(46,435)	4,110
Equity in income of equity investments, net of tax	(30,919)	(18,953)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued salaries and employee benefits	(10,315)	(9,712)
Accounts receivable	(24,582)	(48,463)
Prepaid expenses, other current assets and other long-term assets	12,118	(18,429)
Accounts payable	14,418	(15,079)
Other current liabilities and other long-term liabilities	(22,488)	37,315
Net cash provided by operating activities	652,025	551,080

Cash flows from investing activities:
Purchases of property and equipment	(42,572)	(32,134)
Additions to contract acquisition costs	(21,662)	(38,384)
Additions to internally developed computer software	(22,011)	(25,705)
Additions to licensed computer software from vendors	(23,114)	(11,112)
Cash used in acquisitions, net of cash acquired	-	(2,345,493)
Other investing activities	(1,436)	(4,430)
Net cash used in investing activities	(110,795)	(2,457,258)

Cash flows from financing activities:
Principal payments on long-term borrowings, capital lease obligations and license agreements	(415,788)	(618,598)
Purchase of noncontrolling interest	(70,000)	(5,878)
Dividends paid on common stock	(55,151)	(55,000)
Subsidiary dividends paid to noncontrolling shareholders	(5,216)	(4,163)
Repurchase of common stock under plans and tax withholding	(27,895)	(5,396)
Debt issuance costs	-	(26,563)
Excess tax benefit from share-based payment arrangements	-	8,951
Proceeds from borrowings of long-term debt	-	2,666,295
Proceeds from exercise of stock options	15,499	9,980
Net cash (used in) provided by financing activities	(558,551)	1,969,628

Cash and cash equivalents:
Effect of exchange rate changes on cash and cash equivalents	5,589	(5,895)
Net (decrease) increase in cash and cash equivalents	(11,732)	57,555
Cash and cash equivalents at beginning of period	425,354	389,328
Cash and cash equivalents at end of period	$413,622	446,883

Supplemental cash flow information:
Interest paid	$93,151	74,765
Income taxes paid, net	$194,435	58,855

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1  —Summary of Significant Accounting Policies

Business

Total System Services, Inc.’s (TSYS’ or the Company’s) revenues are derived from providing payment processing, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid cards, payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses. The Company’s services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend.

Through the Company's Issuer Solutions segment, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Netspend segment provides financial service solutions to consumers and businesses in the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TSYS include the accounts of TSYS and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report, have been included.

Certain prior period amounts have been reclassified to conform to the current period’s presentation, which includes the following changes:

The Company had investments in private equity funds as of December 31, 2016 with a value of $24.5 million. During the nine months ended September 30, 2017 and in prior periods, this investment was reclassified from other assets to equity investments on the balance sheets. The income statement impact was to reclassify an immaterial amount of gains and losses from nonoperating expenses to equity in income of equity investments.

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

Recently Adopted Accounting Pronouncements

The Company adopted the following Accounting Standards Updates (ASUs) on January 1, 2017:

ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of this standard results in the excess tax benefits and deficiencies associated with share-based payments being recorded on the income statement at the time they are deducted on the income tax return instead of being recorded in additional paid-in capital. The excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The Company recorded excess tax benefits of $11.1 million in its provision for income taxes rather than as an increase to additional paid-in capital for the nine months ended September 30, 2017 on a prospective basis. Therefore, the prior period presented has not been adjusted. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share using the treasury stock method, which did not have a material impact on its diluted earnings per share for the three and nine months ended September 30, 2017. The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, and thus, the prior period presented has not been adjusted. This adoption resulted in an increase in net cash provided by operating activities and a decrease in net cash from financing activities of $11.1 million for the nine months ended September 30, 2017.

ASU 2016-19 “Technical Corrections,” which required changes to clarify, correct errors or make minor improvements to the ASC. Most of the amendments in this Update do not require transition guidance and were effective upon issuance of this Update. Six amendments in this Update clarify guidance or correct references in the ASC that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. Early adoption is permitted for the amendments that require transition guidance. The Company was impacted by the amendment to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which adds a reference to guidance to use when accounting for internal-use software licensed from third parties that is within the scope of Subtopic 350-40. The transition guidance for that amendment is the same as the transition guidance in ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” to which the amendment relates and was adopted on a prospective basis. The adoption of this ASU resulted in the Company's recording of acquired software of $10.7 million as an intangible asset at present value rather than treating the software as a lease arrangement. During the three and nine months ended September 30, 2017, $1.5 million and $2.7 million of expense, respectively, was classified as amortization expense instead of rental expense.

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

New Accounting Pronouncements

In September 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-13 “Revenue Recognition (Topic 605), Revenues from Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842)”, which made amendments to SEC paragraphs pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and recession of prior SEC Staff Announcements and Observer comments. This guidance, which is effective immediately, generally relates to the adoption of ASC 606 and 842. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11 “Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)”. Under this ASU, a financial instrument with a down-round feature would no longer be classified as a liability solely because that feature exists. Rather than creating a new measurement model as proposed, the ASU relies on existing guidance for subsequent measurement, depending on whether the instrument is classified as equity or a liability. The changes will provide the greatest relief in accounting for freestanding warrants with a down-round feature; the earnings effect will be eliminated and an earnings per share (EPS) adjustment would be made instead. A small number of instruments with down-round features will continue to be classified as a liability; bifurcation would no longer be required, and accounting would be governed by existing, complicated guidance on beneficial conversion features (BCF). The second part of this ASU relates to mandatory redeemable interests. The changes eliminate an indefinite deferral and replace it with a permanent scope exception, simplifying navigation of the guidance. There are no accounting effects as a result of this change. The ASU is effective for the Company on January 1, 2019. Early adoption is permitted, including adoption in any interim period and applied retrospectively.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting,” to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met:

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The ASU also addresses other concerns related to the current leases model. The new guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption will be permitted for all entities. The adoption of the new standard will result in the recording of all leases on the balance sheet. The Company plans to adopt ASU 2016-02 on January 1, 2019. The Company has not determined the remaining effect on its ongoing financial reporting for adoption of this ASU.

Recent Revenue Recognition Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.

The FASB has issued several additional ASUs since this time that add additional clarification to certain issues existing after the original ASU was released. All of the new standards are effective for the Company on January 1, 2018, with early adoption permitted no sooner than January 1, 2017. The standards permit the use of either the full retrospective or modified retrospective transition method. The Company is in the process of determining the effect on its ongoing financial reporting for adoption of these ASUs.

The Company is reviewing the requirements of the new revenue standard, and amendments described below, while following activities of the FASB and the American Institute of Certified Public Accountants (AICPA) for certain interpretive guidance applicable to Information Technology (IT) outsourcers and payment processors. The Company is evaluating customer contracts under the new standard for each type of significant revenue stream (and related costs) to evaluate differences from current accounting. TSYS plans to adopt ASU 2014-09, as well as all other clarifications and technical guidance issued by the FASB and AICPA related to this new revenue standard, on January 1, 2018 using the modified retrospective transition method. Such adoption method will result in an adjustment to the opening balance of retained earnings (or other appropriate components of net assets in the statement of financial position) for the cumulative effect of applying the standard to contracts that are not completed on January 1, 2018. Under the modified retrospective transition method, the Company is required to disclose the impact of changes to financial statement line items due to the application of the new revenue standard, including an explanation of the reasons for any significant changes.

The new standard is likely to change the amount and timing of revenue and costs for certain revenue streams; accelerate revenue for certain license arrangements; extend the amortization of certain costs such as commissions, incentive payments, and conversion costs; increase areas of judgment and related internal controls requirements, such as whether the Company might avail itself of opportunities to continue recognizing processing revenue as invoiced; change the gross versus net presentation of revenue for certain contract arrangements; and require changes to the Company’s software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements. In this respect, the Company has completed its review of representative contracts and identification of policy and differences resulting from the adoption of the new revenue standard. The Company continues to implement a new revenue tool solution to facilitate compliance with the standard and expects to have this completed by mid-fourth quarter 2017. Finally, the Company has begun its review of additional remaining contracts, both to help quantify the cumulative impact of the standards at year end, as well as, to evaluate internal controls over financial reporting surrounding the adoption of the standard and periodic reporting and disclosures. The Company is still assessing the materiality of the standard’s adoption, including its impact on disclosures.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which improves the operability and understandability of the implementation guidance on principal versus agent considerations by providing indicators as to which party controls the good or service provided to a customer (the principal). The company is still assessing the potential impact of this ASU on the gross versus net presentation of certain revenue arrangements.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, the Company had recorded goodwill in the amount of $3.3 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2017, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

Note 3 — Supplementary Balance Sheet Information

Cash and Cash Equivalents

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars.

Cash and cash equivalent balances are summarized as follows:

(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents in domestic accounts	$353,440	375,122
Cash and cash equivalents in foreign accounts	60,182	50,232
Total	$413,622	425,354

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2017	December 31, 2016
Prepaid expenses	$69,708	84,173
R&D state tax credit	22,642	-
Supplies inventory	13,174	17,105
Income taxes receivable	1,595	-
Other	68,930	63,210
Total	$176,049	164,488

Contract Acquisition Costs, Net

Significant components of contract acquisition costs, net of accumulated amortization, are summarized as follows:

(in thousands)	September 30, 2017	December 31, 2016
Conversion costs, net of accumulated amortization of $173.7 million and $164.4 million as of 2017 and 2016, respectively	$140,614	144,173
Payments for processing rights, net of accumulated amortization of $164.2 million and $145.3 million as of 2017 and 2016, respectively	83,033	91,527
Total	$223,647	235,700

Amortization expense related to contract acquisition costs is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Amortization expense related to:
Conversion costs	$7,266	6,872	22,596	21,311
Payments for processing rights	5,076	4,927	15,405	14,871

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2017	December 31, 2016
Deferred revenues	$55,052	40,473
Accrued expenses	33,553	32,861
Accrued third-party commissions	30,090	28,310
Dividends payable	25,118	19,513
Litigation settlements	14,333	20,795
Accrued interest	11,286	19,029
Income taxes payable	2,798	1,673
Other	122,069	100,605
Total	$294,299	263,259

Accumulated Other Comprehensive Loss (AOCL)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) attributable to TSYS shareholders are as follows:

	(a)	(b)	(c)	(d)	(a+d)
(in thousands)	Beginning Balance December 31, 2016	Pretax Amount	Tax Effect	Net-of-Tax Amount (b-c)	Ending Balance September 30, 2017
Foreign currency translation adjustments and transfers from noncontrolling interests	$(65,482)	$23,250	2,739	$20,511	$(44,971)
Unrealized gain (loss) on available-for-sale securities	9,862	(4,900)	(1,734)	(3,166)	6,696
Change in AOCI related to postretirement healthcare plans	(538)	(695)	(250)	(445)	(983)
Total	$(56,158)	$17,655	755	$16,900	$(39,258)

There were no reclassifications of AOCI to net income or to other accounts for the nine months ended September 30, 2017.

Note 4 — Long-Term Borrowings, Capital Lease Obligations and License Agreements

Refer to Note 12 of the Company’s audited financial statements for the year ended December 31, 2016, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, for a discussion regarding long-term borrowings and capital lease obligations and license agreements.

During the nine months ended September 30, 2017, the Company repaid $415.8 million on outstanding debt, capital lease obligations and license agreements. In addition, $550.0 million of Senior Notes due June 1, 2018 became short term in June 2017.

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

Below is a summary of share-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Share-based compensation	$8,407	13,069	(35.7)%	$28,462	33,792	(15.8)%

Nonvested Share Awards - Time-Based

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards. As of September 30, 2017, there was approximately $19.7 million of unrecognized compensation cost related to time-based nonvested share awards.

	Nine months ended September 30,
	2017	2016
Number of shares granted	323,497	331,733
Market value (in millions)	$17.7	15.3

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest up to a maximum of 200%. During the first nine months of 2017 and 2016, the Compensation Committee established performance goals based on adjusted diluted EPS, adjusted EPS, revenue growth, corporate accountability operating income (CAOI) growth, net revenue and revenues before reimbursable items. The Company’s market-based awards are based upon the Company’s Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 over the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of September 30, 2017, there was approximately $19.8 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2019. As of September 30, 2017, there was approximately $2.7 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2019.

The following table summarizes the performance-based awards granted during the first nine months of 2017 and 2016:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2017	December 2019	Adjusted Diluted EPS[1]	103,297	December 2019
2017	December 2017	Net Revenue and Adjusted Diluted EPS[1]	146,094	December 2019
2016	December 2016	Revenues before Reimbursable Items[4] and Adjusted EPS[3]	15,605	December 2016
2016	December 2017	Adjusted EPS[3]	14,940	December 2017
2016	December 2018	Merchant Segment Net Revenue, Corporate Accountability Operating Income and attainment of synergies from TransFirst acquisition	29,332	December 2018
2016	December 2018	Revenue Growth and CAOI Growth[2]	67,517	December 2018
2016	December 2018	Merchant Segment Net Revenue and Corporate Accountability Operating Income	78,220	December 2018
2016	December 2018	Adjusted EPS[3]	122,284	December 2018
2016	December 2016	Revenues before Reimbursable Items[4] and Adjusted EPS[3]	144,995	December 2018

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

The following table summarizes the market-based awards granted during the first nine months of 2017 and 2016:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2017	December 2019	TSR	44,275	December 2019
2016	December 2017	TSR	6,403	December 2017
2016	December 2018	TSR	52,404	December 2018

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,
	2017	2016
Number of options granted	548,265	687,685
Weighted average exercise price	$54.90	47.01
Risk-free interest rate	1.78%	1.24%
Expected volatility	21.71%	21.53%
Expected term (years)	4.60	4.50
Dividend yield	0.73%	0.86%
Weighted average fair value	$10.83	8.50

As of September 30, 2017, there was approximately $4.8 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.7 years.

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

TSYS’ effective tax rate was 32.0% and 35.4% for the three months ended September 30, 2017 and 2016, respectively. TSYS’ effective tax rate was 32.7% and 35.5% for the nine months ended September 30, 2017 and 2016, respectively. The primary differences in the 2017 effective income tax rates compared to the 2016 effective income tax rates reflect changes from the favorable discrete items related to the adoption of new accounting guidance regarding the treatment of excess tax benefits from share-based compensation.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits were $17.4 million and $16.5 million as of September 30, 2017 and December 31, 2016, respectively, which resulted in an increase of $0.9 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.6 million and $1.8 million as of September 30, 2017 and December 31, 2016, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2017 and December 31, 2016, that, if recognized, would affect the effective tax rates are $17.7 million and $17.0 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $1.0 million and $1.2 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

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

The following table presents the Company’s total assets by segment:

	As of
(in thousands)	September 30, 2017	December 31, 2016
Issuer Solutions	$5,830,046	5,892,410
Merchant Solutions	3,190,378	3,295,509
Netspend	1,438,916	1,474,595
Intersegment assets	(4,240,450)	(4,296,337)
Total assets	$6,218,890	6,366,177

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	September 30, 2017	December 31, 2016
United States	$231,264	236,913
Europe	43,935	38,866
Other	7,291	6,566
Total	$282,490	282,345

The following table presents the Company’s depreciation and amortization by segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Depreciation and amortization by segment:
Issuer Solutions	$36,699	34,590	109,287	105,858
Merchant Solutions	7,588	6,846	21,990	18,702
Netspend	3,785	3,241	12,057	9,466
Depreciation and amortization	48,072	44,677	143,334	134,026
Acquisition intangible amortization	50,856	53,341	156,966	134,748
Corporate Administration and Other	1,356	898	3,521	2,694
Total depreciation and amortization	$100,284	98,916	303,821	271,468

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended September 30, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$261,878	625,148	179,488	$1,066,514
Europe[1]	80,492	49	-	80,541
Canada[1]	79,098	381	-	79,479
Other[1]	20,762	280	-	21,042
Total	$442,230	625,858	179,488	$1,247,576

	Nine months ended September 30, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$780,728	1,795,919	559,183	$3,135,830
Europe[1]	237,039	187	-	237,226
Canada[1]	234,055	1,004	-	235,059
Other[1]	45,656	905	-	46,561
Total	$1,297,478	1,798,015	559,183	$3,654,676

	Three months ended September 30, 2016
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$264,062	570,796	154,750	$989,608
Europe[1]	74,827	57	-	74,884
Canada[1]	65,839	185	-	66,024
Other[1]	16,190	182	-	16,372
Total	$420,918	571,220	154,750	$1,146,888

	Nine months ended September 30, 2016
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$776,671	1,275,474	500,889	$2,553,034
Europe[1]	225,677	164	-	225,841
Canada[1]	208,762	507	-	209,269
Other[1]	49,121	588	-	49,709
Total	$1,260,231	1,276,733	500,889	$3,037,853

1Certain of these revenues are impacted by movements in foreign currency exchange rates.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Adjusted operating income by segment[1]:
Issuer Solutions (a)	$147,758	128,949	428,909	392,519
Merchant Solutions (b)	103,275	90,784	296,551	219,056
Netspend (c)	48,560	40,856	143,251	125,538
Corporate Administration and Other	(39,560)	(37,022)	(111,170)	(99,830)
Adjusted segment operating income (d)	260,033	223,567	757,541	637,283
Less:
Share-based compensation	8,407	13,069	28,462	33,792
TransFirst M&A and integration expenses[2]	1,052	1,830	10,086	25,908
Litigation, claims, judgments or settlements	26	-	1,904	-
Acquisition intangible amortization	50,856	53,341	156,966	134,748
Operating income	199,692	155,327	560,123	442,835
Nonoperating expenses, net	(28,835)	(30,368)	(88,780)	(82,225)
Income before income taxes and equity in income of equity investments	$170,857	124,959	471,343	360,610

Net revenue by segment:
Issuer Solutions (e)	$401,074	379,145	1,181,090	1,135,016
Merchant Solutions (f)	281,819	262,494	820,968	644,573
Netspend (g)	179,918	155,349	560,448	502,961
Segment net revenue	862,811	796,988	2,562,506	2,282,550
Less: Intersegment revenues	10,052	7,400	32,787	26,381
Net revenue[3] (h)	852,759	789,588	2,529,719	2,256,169
Add: reimbursable items, interchange and assessments expenses	394,817	357,300	1,124,957	781,684
Total revenues	$1,247,576	1,146,888	3,654,676	3,037,853

Adjusted segment operating margin on segment net revenue:
Issuer Solutions (a)/(e)	36.8%	34.0%	36.3%	34.6%
Merchant Solutions (b)/(f)	36.6%	34.6%	36.1%	34.0%
Netspend (c)/(g)	27.0%	26.3%	25.6%	25.0%

Adjusted segment operating margin on net revenue: (d)/(h)	30.5%	28.3%	29.9%	28.2%

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

Major Customers

For the three and nine months ended September 30, 2017 and 2016, the Company did not have any major customers.

Note 8 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first nine months of 2017 and 2016, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 5 for more information.

Equipment Acquired Under Capital Lease Obligations and Software Acquired Under License Agreements

There was approximately $3.7 million of equipment acquired under capital lease obligations and $7.4 million of software acquired under license agreements in the first nine months of 2017. During the first nine months of 2016, the Company acquired approximately $1.6 million of equipment under capital lease obligations.

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

Note 10 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands, except per share data)	Common Stock	Common Stock	Common Stock	Common Stock
Basic EPS:
Net income attributable to TSYS common shareholders	$123,095	85,352	343,977	245,688
Less income allocated to nonvested awards	(231)	(391)	(871)	(1,240)
Net income allocated to common stock for EPS calculation (a)	$122,864	84,961	343,106	244,448
Average common shares outstanding (b)	183,917	182,971	183,633	182,656
Basic EPS (a)/(b)	$0.67	0.46	1.87	1.34

Diluted EPS:
Net income attributable to TSYS common shareholders	$123,095	85,352	343,977	245,688
Less income allocated to nonvested awards	(231)	(389)	(871)	(1,236)
Add income allocated to nonvested awards[1]	231	-	871	-
Net income allocated to common stock for EPS calculation (c)	$123,095	84,963	343,977	244,452
Average common shares outstanding	183,917	182,971	183,633	182,656
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,192	811	1,123	829
Average nonvested awards[1]	699	-	717	-
Average common and common equivalent shares outstanding (d)	185,808	183,782	185,473	183,485
Diluted EPS (c)/(d)	$0.66	0.46	1.85	1.33

[1]

Under GAAP, entities that have participating securities must compute basic EPS using the two-class method and compute diluted EPS using the more dilutive approach of either the two-class method or the treasury stock method. In 2017, the Company used the two-class method for diluted EPS.  In 2016, the Company used the treasury stock method for diluted EPS .

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands, except per share data)	Participating Securities	Participating Securities	Participating Securities	Participating Securities
Basic EPS:
Net income allocated to nonvested awards (a)	$231	391	$871	1,240
Nonvested awards (b)	354	860	475	945
Basic EPS (a)/(b)	$0.65	0.45	$1.83	1.31

Diluted EPS:
Net income allocated to nonvested awards (c)	$229	389	$867	1,236
Average common and common equivalent shares outstanding (d)	354	860	475	945
Diluted EPS (c)/(d)	$0.65	0.45	$1.83	1.31

[1]

Under GAAP, entities that have participating securities must compute basic EPS using the two-class method and compute diluted EPS using the more dilutive approach of either the two-class method or the treasury stock method. In 2017, the Company used the two-class method for diluted EPS.  In 2016, the Company used the treasury stock method for diluted EPS .

The diluted EPS calculation excludes stock options and nonvested awards that are exercisable into 0.1 million  and 0.5 million common shares for the three and nine months ended September 30, 2017, respectively, and excludes 0.4 million and 0.5 million common shares for the three and nine months ended September 30, 2016, respectively, because their inclusion would have been anti-dilutive.

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

The Company decreased goodwill related to TransFirst during the nine months ended September 30, 2017 by approximately $618,000 resulting from adjustments to deferred income tax assets partially offset by the write-off of a note receivable on the opening balance sheet of TransFirst.

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

Note 12 — Subsequent Events

Management performed an evaluation of the Company’s activity as of the date these consolidated financial statements were issued and has concluded that there are no significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (TSYS' or the Company’s) revenues are derived from providing payment processing services, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid cards, payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses. The Company's services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend.

Through the Company’s Issuer Solutions segment, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Netspend segment provides financial service solutions to consumers and businesses in the United States.

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

A summary of the financial highlights for 2017, as compared to 2016, is provided below:

	Three months ended			Nine months ended
	September 30,			September 30,
			Percent			Percent
(in thousands, except per share data)	2017	2016	Change	2017	2016	Change
Total revenues	$1,247,576	1,146,888	8.8%	$3,654,676	3,037,853	20.3%
Net revenue[1]	$852,759	789,588	8.0	$2,529,719	2,256,169	12.1
Operating income	$199,692	155,327	28.6	$560,123	442,835	26.5
Net income attributable to TSYS common shareholders	$123,095	85,352	44.2	$343,977	245,688	40.0
Basic earnings per share (EPS) attributable to TSYS common shareholders[2]	$0.67	0.46	43.9	$1.87	1.34	39.6
Diluted EPS attributable to TSYS common shareholders[2]	$0.66	0.46	43.3	$1.85	1.33	39.2
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[3]	$309,461	269,142	15.0	$904,396	774,003	16.8
Adjusted earnings[4]	$162,667	130,673	24.5	$473,148	386,799	22.3
Adjusted diluted EPS[5]	$0.88	0.71	23.7	$2.55	2.10	21.6
Cash flows from operating activities				$652,025	551,080	18.3
Free cash flow[6]				$542,666	443,745	22.3

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

[1]

Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and assessment fees charged by card associations or payment networks that are recorded by TSYS as expense.

[2]

Under GAAP, entities that have participating securities must compute basic EPS using the two-class method and compute diluted EPS using the more dilutive approach of either the two-class method or the treasury stock method. Refer to Note 10 in the Unaudited Consolidated Financial Statements for more information on EPS.

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

Off-Balance Sheet Arrangements

Operating Leases

As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the consolidated balance sheet.

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

Total revenues increased 8.8% and 20.3%, respectively, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The impact of the acquisition of TransFirst on total revenues for the nine months ended September 30, 2017 was $872.1 million. Revenues for the three and nine months ended September 30, 2017 also included decreases of $0.2 million and $21.3 million, respectively, related to the effects of currency translation of the Company’s foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure. Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as expense and are mainly related to the TransFirst business. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage and network association fees. The Company’s reimbursable items are primarily impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2017 were $65.9 million and $192.1 million, respectively, an increase of 4.1% and a decrease of 2.6% compared to the same periods last year.

Net revenue increased $63.2 million and $273.6 million, or 8.0% and 12.1%, respectively, during the three and nine months ended September 30, 2017, compared to the same periods in 2016. The increase in net revenue for the three months ended September 30, 2017, as compared to the same period in 2016, is primarily the result of organic growth, partially offset by a decrease of $0.2 million associated with currency translation. The increase in net revenue for the nine months ended September 30, 2017, as compared to the same period in 2016, is primarily the result of the acquisition of TransFirst, as well as organic growth, partially offset by a decrease of $19.8 million associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 7 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and nine months ended September 30, 2017, the Company did not have a major customer on a consolidated basis.  However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Below is a summary of AOF for the Company’s Issuer Solutions segment:

(in millions)	As of September 30,
AOF	2017	2016	Percent Change
Consumer	474.7	433.5	9.5%
Commercial	52.8	48.0	9.9
Other	34.6	29.7	16.5
Traditional AOF[1]	562.1	511.2	10.0
Prepaid/Stored Value[2]	50.6	58.9	(14.0)
Government Services[3]	92.1	85.7	7.5
Commercial Card Single-Use[4]	92.5	83.0	11.4
Total AOF	797.3	738.8	7.9%

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

The Issuer Solutions segment provides payment processing and related services to clients based in the United States and internationally. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and nine months ended September 30, 2017.

Below is a summary of the Issuer Solutions segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Volume-based revenues	$200,270	190,291	5.2%	$588,922	558,528	5.4%
Non-volume related revenues:
Processing fees	79,105	73,194	8.1	229,666	222,271	3.3
Value-added, custom programming, licensing and other	61,846	56,586	9.3	187,531	175,882	6.6
Output and managed services	59,853	59,074	1.3	174,971	178,335	(1.9)
Total non-volume related revenues	200,804	188,854	6.3	592,168	576,488	2.7
Net revenue[1]	$401,074	379,145	5.8	$1,181,090	1,135,016	4.1
Adjusted segment operating income[2]	$147,758	128,949	14.6	$428,909	392,519	9.3
Adjusted segment operating margin[3]	36.8%	34.0%		36.3%	34.6%
Key indicators (in millions):
Transactions	5,494.9	5,060.3	8.6	15,712.1	14,633.4	7.4
Total Accounts on File (AOF)				797.3	738.8	7.9
Total Traditional AOF				562.1	511.2	10.0

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

For both the three and nine months ended September 30, 2017, approximately 49.9% of net revenue was driven by the volume of AOF and transactions processed and approximately 50.1% was derived from non-volume based revenues.

Segment revenues for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, included decreases of $0.2 million and $19.8 million, respectively, associated with currency translation.

The increases in net revenue for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, were driven by organic growth.

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

information reporting services related to transactions; and merchant billing services. This segment has no major customers for the three and nine months ended September 30, 2017.

The Merchant Solutions segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale (POS). This segment's authorization and capture transactions are primarily through Internet connectivity.

Below is a summary of the Merchant Solutions segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands, except key indicators)	2017	2016	Percent Change	2017	2016	Percent Change
Net revenue[1]	$281,819	262,494	7.4%	$820,968	644,573	27.4%
Adjusted segment operating income[2]	$103,275	90,784	13.8	$296,551	219,056	35.4
Adjusted segment operating margin[3]	36.6%	34.6%		36.1%	34.0%
Key indicators:
POS transactions (in millions)	1,260.9	1,177.1	7.1	3,622.2	3,427.6	5.7
Dollar sales volume (in millions)	$31,478.2	28,680.7	9.8	$91,726.1	69,024.9	32.9
Net revenue per POS transaction	$0.223	0.223	0.2	$0.227	0.188	20.5
Includes TransFirst's results for six months in 2016 and nine months in 2017.
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

With the acquisition of TransFirst in April 2016, TSYS included nine months of TransFirst’s results as part of the Merchant Solutions segment in 2017, whereas six months of TransFirst’s results are included in the results for the nine months ended September 30, 2016. TransFirst’s revenues are reported gross, which includes amounts paid for interchange and assessments. Expenses covering interchange and assessment fees are included in TransFirst’s cost of services and are directly attributable to processing fee revenues. Merchant Segment net revenue is defined as total revenues less merchant acquiring interchange and assessment fees charged by the card associations or payment networks that are recorded by TSYS as an expense.

For the three and nine months ended September 30, 2017, respectively, approximately 93.7% and 93.5% of TSYS’ Merchant Solutions segment net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.3% and 6.5% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation and risk and collection services performed.

The increase in net revenue, total segment revenues and adjusted segment operating income for the three months ended September 30, 2017, as compared to the same period in 2016, was driven by higher processing volumes, product fees and processing fees.

The increase in net revenue and adjusted segment operating income for the nine months ended September 30, 2017, as compared to the same period in 2016, was driven by higher processing volumes, product fees and processing fees primarily due to the acquisition of TransFirst and including nine months of TransFirst’s results in 2017 compared to six months of results in 2016.

Netspend

Netspend provides GPR prepaid cards, payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States. Netspend’s products provide customers with access to depository accounts insured by the FDIC with a menu of pricing and features specifically tailored to their needs. Netspend has an extensive distribution and reload network comprising financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that issue the products that Netspend develops, promotes and distributes. Netspend currently has active agreements with six Issuing Banks.

The Netspend segment markets its products through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs, and contractual relationships with corporate employers. This segment has no major customers and one major third-party distributor for the three and nine months ended September 30, 2017.

The Netspend segment’s revenues primarily consist of a portion of the service fees and interchange revenues received by Netspend’s Issuing Banks and others in connection with the programs managed by this segment. Customers are charged fees for transactions including fees for PIN and signature-based purchase transactions made using their cards, for ATM withdrawals or other transactions conducted at ATMs, for balance inquiries, and monthly maintenance fees among others. Customers are also charged fees associated with additional features and services offered in connection with certain products including the use of courtesy overdraft protection, bill payment options, custom card designs and card-to-card transfers of funds initiated through call centers. The Netspend segment also earns revenues from a portion of the interchange fees remitted by merchants when customers make purchase transactions using their products. Subject to applicable law, interchange fees are fixed by card associations and network organizations.

Below is a summary of the Netspend segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Net revenue[1]	$179,918	155,349	15.8%	$560,448	502,961	11.4%
Adjusted segment operating income[2]	$48,560	40,856	18.9	$143,251	125,538	14.1
Adjusted segment operating margin[3]	27.0%	26.3%		25.6%	25.0%
Key indicators (in millions):
Number of active cards[4]				4.7	4.2	12.8
Number of active cards with direct deposit[5]				2.3	2.1	11.3
Percentage of active cards with direct deposit				49.3%	50.0%
Gross dollar volume[6]	$7,242.3	6,367.0	13.7	$24,455.1	22,143.3	10.4

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
[4]

Number of active cards represents the total number of prepaid cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination, adjusted to remove prepaid  cards that consumers upgraded to a demand deposit account during the period.

[5]

Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination, adjusted to remove prepaid  cards that consumers upgraded to a demand deposit account during the period.

[6]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using Netspend products.

For the three and nine months ended September 30, 2017, respectively, 70.0% and 69.0% of revenues were derived from service fees charged to customers and 30.0% and 31.0% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards and in particular by the number of cards with direct deposit. Customers with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume. Substantially all of the Netspend segment revenues were volume driven as they were driven by the active card and gross dollar volume indicators.

Segment net revenue for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, increased $24.6 million and $57.5 million, respectively. Service fee revenue increased $13.4 million and $32.1 million, or 11.9% and 9.0%, respectively. Revenues from interchange and other services increased $11.2 million and $25.4 million, or 26.2% and 17.1%, respectively. These increases were substantially driven by increases in the number of active cards and gross dollar volume during the three and nine months ended September 30, 2017.

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

Operating Expenses

The Company’s operating expenses were $1.0 billion and $3.1 billion for the three and nine months ended September 30, 2017, respectively, compared to $991.6 million and $2.6 billion for the same periods in 2016. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three months ended September 30, 2017 increased $56.3 million mainly due to an increase in reimbursable items, interchange and assessments partially offset by decreases in TransFirst acquisition expenses and decreases in amortization of acquisition intangibles.

Operating expenses for the nine months ended September 30, 2017 were impacted by the TransFirst acquisition. Operating expenses increased $862.5 million for the nine months ended September 30, 2017 due to the acquisition of TransFirst.

The Company’s cost of services were $898.5 million and $2.6 billion for the three and nine months ended September 30, 2017, which were increases of 6.9% and 21.8%, respectively, compared to the same periods last year. The increase in cost of services for the three months ended September 30, 2017 is due to increases in employment, severance, technology and facilities, interchange and assessments and other costs to support revenue growth. The increase in cost of services for the nine months ended September 30, 2017 is primarily the result  of the acquisition of TransFirst. The Company’s selling, general and administrative expenses were $149.4 million and $456.3 million for the three and nine months ended September 30, 2017, respectively, a decrease of 1.2% and an increase of 6.5%, respectively, compared to the same periods last year. The decrease in selling, general, and administrative costs for the three months ended September 30, 2017 is the result of decreases in acquisition expenses and amortization of acquisition intangibles. The increase in selling, general, and administrative costs for the nine months ended September 30, 2017, was due primarily to the acquisition of TransFirst.

The Company’s transaction and integration expenses related to the acquisition of TransFirst in April 2016 were $1.1 million and $10.1 million for the three and nine months ended September 30, 2017, respectively, and $1.8 million and $25.9 million for the three and nine months ended September 30, 2016, respectively. These expenses consist of costs related to the completion of the acquisition such as legal, accounting and professional fees, share-based compensation, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 28.6% and 26.5%, respectively, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The Company’s operating profit margins for the three and nine months ended September 30, 2017, respectively, were 16.0% and 15.3% compared to 13.5% and 14.6% for the same periods last year. TSYS’ operating margin increased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to decreases in acquisition related expenses and amortization of acquisition intangibles.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense and gains and losses on currency transactions. Net nonoperating expense increased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in net nonoperating expense for the three months ended September 30, 2017 was due primarily to decreased interest expense. The increase in net nonoperating expense for the nine months ended September 30, 2017 was mainly due to increased interest expense associated with the financing of the acquisition of TransFirst.

The following table provides a summary of nonoperating expenses, net:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Interest expense[1]	$(29,107)	(31,037)	6.2%	$(89,338)	(85,012)	(5.1)%
Interest income	606	403	50.5	1,527	1,312	16.3
Currency translation gains (losses),net	(427)	194	nm	(1,250)	1,664	nm
Other	93	72	29.0	281	(189)	nm
Total	$(28,835)	(30,368)	5.0	$(88,780)	(82,225)	(8.0)
nm = not meaningful
[1]

Interest expense includes interest on Senior Notes of $25.5 million and $76.5 million for the three and nine months ended September 30, 2017 and $25.6 million and $62.3 million for the same periods in 2016.

Interest expense for the three and nine months ended September 30, 2017, respectively, decreased $1.9 million and increased $4.3 million compared the same periods in 2016. The decrease in interest expense for the three months ended September 30, 2017 was primarily the result of decreasing amounts of outstanding debt due to debt repayments. The increase in interest expense for the nine months ended September 30, 2017 compared to 2016 was due primarily to the debt financing of the acquisition of TransFirst in April 2016.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2017, was approximately $15.3 million, the majority of which is denominated in U.S. Dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of September 30, 2017 was $32.4 million.

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

Below is a summary of income tax expense:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Income tax expense	$54,628	44,247	23.5%	$153,917	127,966	20.3%
Effective income tax rate	32.0%	35.4%		32.7%	35.5%

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

No provision for U.S. federal and state income taxes has been made in the Company’s consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $96.9 million as of September 30, 2017. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change
Equity in income of equity investments, net of tax	$8,497	6,729	26.3%	$30,919	18,953	63.1%

The increases in equity income for the three and nine months ended September 30, 2017, compared to the same periods in 2016, are primarily the result of organic growth associated with the operations of China UnionPay Data Co., LTD (CUP Data) from core processing and value-added products and services in 2017, as well as an under-accrual of 2016 results.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands, except per share data)	2017	2016	Percent change	2017	2016	Percent Change
Net income	$124,726	87,441	42.6%	$348,345	251,597	38.5%
Net income attributable to noncontrolling interests	(1,631)	(2,089)	21.9	(4,368)	(5,909)	26.1
Net income attributable to TSYS common shareholders	$123,095	85,352	44.2	$343,977	245,688	40.0
Basic EPS attributable to TSYS common shareholders[1]	$0.67	0.46	43.9	$1.87	1.34	39.6
Diluted EPS attributable to TSYS common shareholders[1]	$0.66	0.46	43.3	$1.85	1.33	39.2

[1]

Under GAAP, entities that have participating securities must compute basic EPS using the two-class method and compute diluted EPS using the more dilutive approach of either the two-class method or the treasury stock method. Refer to Note 10 in the Unaudited Consolidated Financial Statements for more information on EPS .

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

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Operating income (a) (GAAP)	$199,692	155,327	560,123	442,835
Total revenues (b) (GAAP)	$1,247,576	1,146,888	3,654,676	3,037,853
Less: reimbursable items, interchange and assessments expenses	394,817	357,300	1,124,957	781,684
Net revenue (c) (non-GAAP)	$852,759	789,588	2,529,719	2,256,169
Operating margin (as reported) (a)/(b) (GAAP)	16.0%	13.5%	15.3%	14.6%
Operating margin on a net revenue basis (a)/(c) (non-GAAP)	23.4%	19.7%	22.1%	19.6%

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net income (GAAP)	$124,726	87,441	348,345	251,597
Adjust for:
Less: Equity in income of equity investments, net of tax	(8,497)	(6,729)	(30,919)	(18,953)
Add: Income taxes	54,628	44,247	153,917	127,966
Add: Interest expense, net	28,501	30,634	87,811	83,700
Add: Depreciation and amortization	100,284	98,916	303,821	271,468
Less: (Gain)/loss on foreign currency translations	427	(194)	1,250	(1,664)
Less: Other nonoperating (income) expense	(93)	(72)	(281)	189
Add: Share-based compensation	8,407	13,069	28,462	33,792
Add: TransFirst M&A and integration expenses[1]	1,052	1,830	10,086	25,908
Add: Litigation claims, judgments or settlements[2]	26	-	1,904	-
Adjusted EBITDA (non-GAAP)	$309,461	269,142	904,396	774,003

[1]	Costs associated with the TransFirst acquisition and integration which are included in selling, general and administrative expenses.
[2]	Litigation settlement or settlement discussions and related expenses.

Adjusted Earnings and Adjusted Diluted Earnings Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income attributable to TSYS common shareholders (GAAP)	$123,095	85,352	343,977	245,688
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	50,704	53,065	156,489	133,920
Add: Share-based compensation	8,404	13,059	28,455	33,766
Add: TransFirst M&A and integration expenses[1]	1,052	1,830	10,025	35,689
Add: Litigation claims, judgments or settlements[2]	26	-	1,904	-
Less: Tax impact of adjustments[3]	(20,614)	(22,633)	(67,702)	(62,264)
Adjusted earnings (non-GAAP)	$162,667	130,673	473,148	386,799

Diluted EPS - Net income attributable to TSYS common shareholders:
As reported (GAAP)	$0.66	0.46	1.85	1.33
Adjusted diluted EPS (non-GAAP)	$0.88	0.71	2.55	2.10

Weighted average diluted shares	185,809	184,640	185,472	184,429

[1]	Costs associated with the TransFirst acquisition and integration which are included in selling, general and administative expenses and nonoperating expenses.
[2]	Litigation claims, judgments, settlements or settlement discussions and related legal expenses.
[3]	Certain of these merger and acquisition costs are nondeductible for income tax purposes. Income tax impact includes a discrete item as a result of the acquisition.

Free Cash Flow
	Nine months ended
	September 30,
(in thousands)	2017	2016
Net cash provided by operating activities (GAAP)	$652,025	551,080
Capital expenditures	(109,359)	(107,335)
Free cash flow (non-GAAP)	$542,666	443,745

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

Cash Flows From Operating Activities

	Nine months ended
	September 30,
(in thousands)	2017	2016
Net income	$348,345	251,597
Depreciation and amortization	303,821	271,468
Provisions for cardholder losses	39,036	37,289
Share-based compensation	28,462	33,792
Provisions for bad debt expenses and billing adjustments	7,835	4,817
Charges for transaction processing provisions	5,719	3,355
Amortization of debt issuance costs	3,247	12,499
Deferred income tax (benefit) expense	(46,435)	4,110
Equity in income of equity investments	(30,919)	(18,953)
Other noncash items and charges, net	23,763	5,474
Net change in current and other assets and current and other liabilities	(30,849)	(54,368)
Net cash provided by operating activities	$652,025	551,080

TSYS’ main source of funds is derived from operating activities, specifically net income. The change in depreciation and amortization is mainly the result of the acquisition of TransFirst. The change in Other noncash items and charges, net is primarily due to the adoption of new guidance related to excess tax benefits from share-based payment arrangements. Net change in current and other assets and current and other liabilities includes accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, other current liabilities and other liabilities. The change in accounts receivable as of September 30, 2017, as compared to September 30, 2016, is the result of timing of collections. The change in accounts payable and other liabilities for the same period is the result of the timing of payments of vendor invoices. The change in accrued salaries and employee benefits is due primarily to changes in incentive bonuses and benefits paid in the first nine months ended September 30, 2017 compared to the same period in 2016.

Cash Flows From Investing Activities

	Nine months ended
	September 30,
(in thousands)	2017	2016
Purchases of property and equipment, net	$(42,572)	(32,134)
Additions to contract acquisition costs	(21,662)	(38,384)
Additions to internally developed computer software	(22,011)	(25,705)
Additions to licensed computer software from vendors	(23,114)	(11,112)
Cash used in acquisitions, net of cash acquired	-	(2,345,493)
Other investing activities	(1,436)	(4,430)
Net cash used in investing activities	$(110,795)	(2,457,258)

The primary uses of cash for investing activities in 2017 were for purchases of property and equipment, additions to contract acquisition costs, internal development of computer software and the purchase of licensed computer software. The primary uses of cash for investing activities in 2016 were the acquisition of TransFirst, additions to contract acquisition costs, purchases of property and equipment, internal development of computer software and the purchase of licensed computer software.

Contract Acquisition Costs

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. The Company’s investments in contract acquisition costs were $21.7 million, including $6.1 million of client incentives, for the nine months ended September 30, 2017, compared to $38.4 million for the nine months ended September 30, 2016.

Cash Flows From Financing Activities

	Nine months ended
	September 30,
(in thousands)	2017	2016
Principal payments on long-term borrowings, capital lease obligations and license agreements	$(415,788)	(618,598)
Purchase of noncontrolling interest	(70,000)	(5,878)
Dividends paid on common stock	(55,151)	(55,000)
Subsidiary dividends paid to noncontrolling shareholders	(5,216)	(4,163)
Repurchase of common stock under plans and tax withholding	(27,895)	(5,396)
Debt issuance costs	-	(26,563)
Excess tax benefit from share-based payment arrangements	-	8,951
Proceeds from borrowings of long-term debt	-	2,666,295
Proceeds from exercise of stock options	15,499	9,980
Net cash (used in) provided by financing activities	$(558,551)	1,969,628

The main uses of cash for financing activities in 2017 were principal payments on long-term borrowings, capital lease obligations and license agreements, the purchase of an additional ten percent interest in Central Payment Co., LLC (CPAY) and the payment of dividends. The main source of cash provided by financing activities in 2017 is the proceeds from exercises of stock options. The main source of cash provided by financing activities in 2016 were proceeds from borrowings of long term debt. The main uses of cash for financing activities in 2016 were principal payments on long-term borrowings, and capital lease obligations, payment of dividends, and debt issuance costs.

Borrowings

In 2016, the Company entered into a Credit Agreement (the “2016 Credit Agreement”) which provides the Company with a $700 million five-year term loan facility (the “Term Loan Facility”) consisting of (i) a $300 million term loan (the “Refinancing Term Loan”) funded upon entry into the 2016 Credit Agreement and (ii) a $400 million term loan (the “Delayed Draw Term Loan”). The 2016 Credit Agreement also provides the Company with a $800 million unsecured revolving credit facility (the “Revolving Loan Facility”). During the nine months ended September 30, 2017, the Company repaid $330 million on the Term Loan Facility. The balance as of September 30, 2017 was $368 million net of discount and debt issuance costs on the Term Loan Facility. As of September 30, 2017, there was no outstanding balance on the Revolving Loan Facility.

Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Dividends

Dividends on common stock of $55.2 million and $55.0 million were paid during the nine months ended September 30, 2017 and 2016, respectively.

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

The Company repurchased 400,000 shares for approximately $27.6 million under the plan at an average share price of $69.09 during the nine months ended September 30, 2017. The Company did not purchase any shares under the plan during the nine months ended September 30, 2016. The Company has 14.0 million shares available to be purchased under the plan.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 1.0:1. As of September 30, 2017, TSYS had working capital of $27.2 million compared to $602.3 million as of December 31, 2016. The change in working capital was the result of $550 million of Senior Notes due June 1, 2018 being classified as short term in June 2017.

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

Subsequent Events

Management performed an evaluation of the Company’s activity as of the date these consolidated financial statements were issued and has concluded that there are no significant subsequent events requiring disclosure.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars as of September 30, 2017:

(in thousands)	As of September 30, 2017
Europe	$185,318
China	117,180
Cyprus	41,024
Other	15,204

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

TSYS recorded net translation losses of approximately $427,000 and $1.3 million respectively, for the three and nine months ended September 30, 2017 relating to the translation of cash and other balance sheet accounts.  The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2017, was approximately $15.3 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of September 30, 2017, was $32.4 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $32.4 million as of September 30, 2017.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$324	1,621	3,241	(324)	(1,621)	(3,241)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2017, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs	[2]
July 2017	0	[1]	$61.53	[1]	5,650		14,350
August 2017	100		68.66		5,750		14,250
September 2017	303	[1]	69.20	[1]	6,050		13,950
Total	404	[3]	$69.06

[1]	Denotes a total of 223 shares in July and 3,336 shares in September withheld for payment of taxes.
[2]

In January 2015, TSYS’ Board of Directors approved a stock repurchase plan to repurchase up to 20 million shares of TSYS stock.   The shares may be purchased from time to time at prices considered appropriate.  There is no expiration  date for the plan.

[3]	Total number of shares purchased amounts do not total due to rounding.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description
10.1	Letter Agreement regarding separation, dated September 21, 2017, between Total System Services, Inc. and Pamela A. Joseph

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: November 7, 2017	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer

Date: November 7, 2017	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and
Chief Financial Officer