Form 10-K
period 2017-12-31
TOTAL SYSTEM SERVICES INC
filed 2018-02-23
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated Filer [ ]

Non-accelerated filer [ ] ( Do not check if a smaller reporting company)

Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,573,813,000 based on the closing sale price as reported on the New York Stock Exchange.

As of February 16, 2018, there were 181,725,568 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2017 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2018 Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2018 (“Proxy Statement”)	Part III

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

Item 1. Business

Business. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides payment processing services, merchant services and related payment services to financial and nonfinancial institutions. In addition, we provide general purpose reloadable (“GPR”) prepaid and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses. The services we provide are divided into three operating segments, Merchant Solutions, which accounted for 49% of our revenues in 2017, Issuer Solutions, which accounted for 36% of our revenues in 2017 and Netspend, which accounted for 15% of our revenues in 2017.

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

Major Customers.  A significant amount of our revenues is derived from long-term contracts with large clients.  The loss of one of our large clients could have a material adverse effect on our financial position, results of operations and cash flows.  See “Major Customer” and “Operating Segments” under the “Financial Review” Section on pages 17 through 21, and Note 20 on pages 72 through 74 of the Annual Report which are incorporated in this document by reference.

Competition.  Each of our three business segments encounters vigorous competition in connection with the services it provides.

Issuer Solutions. Our Issuer Solutions segment encounters competition from credit card processing firms, third-party card processing software vendors and various other firms that provide products and services to credit card issuers in the United States and internationally. The United States market for third party processing for credit card issuers is primarily serviced by three vendors, including TSYS, with our largest competitor being a subsidiary of First Data Corporation. We believe that as of December 31, 2017, we are the largest third party processor for credit card issuers in North America and one of the largest in Europe based on net revenues derived from solutions for credit card issuers. Further, we believe that during 2017 we provided issuer processing services for approximately 40% of the domestic Visa and Mastercard credit card accounts issued in the United States, approximately 80% issued in Canada and approximately 20% issued in TSYS’ Home European Markets (UK, Netherlands, Italy, Germany and Switzerland). The principal methods of competition between us and our competitors are system performance and reliability, servicing capability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability and flexibility of infrastructure and price.

Merchant Solutions.    Our Merchant Solutions segment competes with financial institutions and merchant acquirers who provide businesses with merchant services and related services. Our primary competitors include First Data Corporation (and its alliances), Worldpay, Inc., Global Payments Inc. and Elavon, Inc. Additionally, payment networks such as Visa and Mastercard are increasingly offering products and services that compete with our products and services. We also provide third party processing and related services to merchant acquirers, Independent Sales Organizations (“ISOs”) and financial institutions. We believe that as of December 31, 2017, we are the sixth largest merchant acquirer in the United States based on net revenue and one of the top two providers of third party processing services. The principal methods of competition between us and our competitors include quality of distribution partners, breadth of features and functionality, service levels, system performance and reliability, data security and price.

Netspend.    Our Netspend segment primarily competes with other prepaid program managers to provide the underbanked and other consumers and businesses with financial service solutions. Our primary competitors in this space include Green Dot Corporation, InComm and First Data Corporation. As of December 31, 2017, we believe that we are the largest prepaid program manager in the United States based on gross dollar volume (total spending on the accounts we manage) processed during 2017. The principal methods of competition between us and our competitors include diversity and strength of distribution, breadth and strength of innovative features and functionality, quality of service, reliability of system performance and security and price.

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

Money Transmitter and Payment Instrument Laws and Regulations.    Our Netspend business is subject to money transfer and payment instrument licensing regulations. We have obtained licenses to operate as a money transmitter in 48 states and the District of Columbia. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business.

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

Privacy, Information Security, and Other Business Practices Regulation.    Aspects of our business are also subject, directly or indirectly, to business and trade practices regulation in the United States, the European Union and elsewhere.  For example, in the United States, we and our financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act. These requirements limit the manner in which personal information may be collected, stored, used and disclosed. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our U.S. financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers and they are also responsible for our compliance efforts as a major service provider.  In addition, regulators are proposing new laws or regulations which could require us to adopt certain cybersecurity and data handling practices. In many jurisdictions consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost.  The changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, which will become effective in May 2018, create new individual privacy rights and impose increased obligations on companies handling personal data.  Information concerning our cybersecurity risks and how a cybersecurity incident could materially affect our business is discussed under the caption “Security breaches of our systems, including as a result of cyber-attacks, may damage client relations, our reputation and expose us to financial liability” under “Risk Factors” in Part I, Item IA of this annual report.

Anti-money Laundering and Counter Terrorist Regulation.  The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) has issued a rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to “prepaid access programs.” This rulemaking clarifies the anti-money laundering obligations for entities, such as our Netspend business and its distributors, engaged in the provision and sale of prepaid access devices like our GPR prepaid cards. Our Netspend business has registered with FinCEN as a money services business. This registration results in our having direct responsibility to maintain and implement an anti-money laundering compliance program.

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. In addition, as are all U.S. persons, we are also subject to regulations imposed by the U.S. Department of the Treasury Office of Foreign Assets Control (“OFAC”) which prohibit or restrict financial and other transactions with specified countries and designated individuals and entities such as terrorists and narcotics traffickers. We have procedures and controls in place which are designed to protect against having direct business dealings with such prohibited countries, individuals or entities. We also have procedures and controls in place which are designed to allow our processing clients to protect against having direct business dealings with such prohibited countries, individuals or entities.

The Dodd-Frank Act.    We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) in 2010. The Reform Act has resulted in significant structural and other changes to the regulation of the financial services industry.  The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction.  In accordance with the Reform Act, the Board capped the maximum U.S. debit interchange fee assessed for debit cards issued by large financial institutions at twenty-one cents per transaction plus five basis points, before applying a fraud prevention adjustment of up to an additional one cent. The cap on interchange fees has not had a significant negative impact on our business.

The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. For example, the CFPB has promulgated a new rule regarding prepaid financial products, which, among other things, will establish new disclosure requirements specific to prepaid accounts, eliminate certain fees that may currently be imposed on prepaid accounts, and make it economically unfeasible for a prepaid card provider such as our Netspend business to offer courtesy overdraft protection on prepaid accounts. The rule is scheduled to become effective April 1, 2019.  Similarly, other future actions of the CFPB may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants by further regulatory disclosures, payment card practices, fees, routing and other matters with respect to credit, debit and prepaid cards, and thus negatively impact our business.  In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system. To date, the Financial Stability Oversight Council does not appear to be focused on regulating entities such as TSYS.  However, any such future designation would result in increased regulatory burdens on our business.

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

Telephone Consumer Protection Act. We are subject to the Federal Telephone Consumer Protection Act and various state laws to the extent we place telephone calls and short message service (“SMS”) messages to clients and consumers. The Telephone Consumer Protection Act regulates certain telephone calls and SMS messages placed using automatic telephone dialing systems or artificial or prerecorded voices.

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

Employees.  As of December 31, 2017, we had approximately 11,000 employees.

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

For more information about our business see the “Financial Overview” Section on pages 12 and 13, the “Financial Review” Section on pages 14 through 32 and Note 1, Note 7, Note 14, Note 20, Note 22 and Note 25 of Notes to Consolidated Financial Statements on pages 38 through 51, pages 54 and 55, pages 63 through 65, pages 72 through 74, pages 74 through 76, and pages 77 and 78 of the Annual Report which are incorporated in this document by reference.

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

Security breaches of our systems, including as a result of cyber-attacks, may damage client relations, our reputation and expose us to financial liability.

In order to provide our services, we process, store and transmit sensitive business information and personal consumer information which may include credit and debit card numbers, names and addresses, social security numbers, driver’s license numbers, bank account numbers and other types of personal information or sensitive business information. Under the card network rules, various federal, state and international laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs and others and for our failure to protect this information. Some of this information is also processed and stored by financial institutions, merchants and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as our associated third parties.  The confidentiality of the sensitive business information and personal consumer information that resides on our systems and our associated third parties’ systems is critical to our business. While we maintain controls and procedures to protect the sensitive data we collect, we cannot be certain that these measures will be successful or sufficient to counter all current and emerging technology threats that are designed to breach these systems in order to gain access to confidential information.

Certain of our computer systems and certain of our associated third parties’ computer systems have been, and could be in the future, subject to breach, and our data protection measures may not prevent unauthorized access.  Information security risks for us and our competitors have substantially increased in recent years in part due to the proliferation of new technologies and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including hostile nation-state actors. The techniques used by these bad actors to obtain unauthorized access, disable or degrade service, sabotage systems or utilize payment systems in an effort to perpetrate financial fraud change frequently and are often difficult to detect.  Although we are not aware of any material breach of our computer systems or of our associated third parties’ computer systems that have had a material impact on us or caused us to incur material losses relating to cyber-attacks or other information security breaches to date, we and others in our industry are regularly the subject of attempts by bad actors to gain unauthorized access to these computer systems and data or to obtain, change or destroy confidential data (including personal consumer information of individuals) through a variety of means, including computer viruses, malware and phishing. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or confidential information provided to us by financial institutions, merchants, ISOs and others, or otherwise accessing, damaging, or disrupting our computer systems or infrastructure. In addition, we expect bad actors to utilize increasingly sophisticated technology and techniques in the future to exploit vulnerabilities that may, or may not, be generally known. As a result, we must continuously develop and enhance our controls, processes, and practices designed to protect our computer systems, software, data and networks from attack, damage, or unauthorized access.    This continuous development and enhancement will require us to expend additional resources, including to investigate and remediate significant information security vulnerabilities detected. Despite our investments in security measures, we are unable to assure that any security measures will not be subject to system or human error.  In addition, insider or employee cyber and security threats also pose a risk to all large companies, including ours.  If one or more of the events described above were to occur, our computer systems or our associated third parties’ computer systems could be compromised and the information stored there could be accessed, publicly disclosed, lost, changed, controlled or stolen.  While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

We could also be subject to liability for claims relating to misuse of personal consumer information, such as unauthorized marketing purposes and violation of data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our associated third parties’ who have access to customer data and personal consumer information will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have obligations under certain agreements to take certain protective measures to ensure the confidentiality of personal consumer information.

A breach of our systems processing or storing sensitive business information or personal consumer information may cause those systems to be unavailable; may cause our clients and consumers to lose confidence in our services or deter the use of electronic payments generally; significantly harm our reputation;  distract our management; delay future product rollouts; expose us to financial liability (as a result of uninsured liabilities, potential breaches of contract, litigation and penalties and fines from regulators and the card networks); result in the loss of our financial institution sponsorships; increase our risk of regulatory scrutiny; adversely affect our continued card network registration; cause us to modify our protective measures which would increase our expenses; and increase our expenses from containment and remediation costs, all of which could have a material adverse and long-term effect on our revenues, profitability, financial condition and future growth. Further, if we were to be removed from networks’ lists of PCI DSS compliant service providers, our existing clients may cease utilizing our services, and prospective clients may delay or choose not to consider us for their processing needs. In addition, card networks could refuse to allow us to process through their networks.

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

If we do not obtain new clients or renew or renegotiate our agreements on favorable terms with our clients, our business will suffer.

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

For potential clients of our business segments, switching from one vendor of core processing or related services (or from an internally-developed system) to a new vendor is a significant undertaking. As a result, potential clients often resist change. We seek to overcome this resistance through strategies such as making investments to enhance the functionality of our systems. However, there can be no assurance that our strategies for overcoming potential clients’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth.

Economic and geopolitical conditions could adversely affect our business.

A significant portion of our revenues is derived from the number of consumer payment transactions that we process which may be affected by, among other things, overall economic conditions. The payment processing industry depends heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving credit, debit, GPR prepaid and other payment-related cards. Future reductions in consumer spending through credit, debit, GPR prepaid and other payment-related card usage through methods that we process, including through an increase in the number of cash transactions, will result in our having fewer transactions to process and could result in a decrease in our revenues and profits. A weakening in the economy could also force some retailers to close, resulting in exposure to potential credit losses and declines in transactions. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse impact on our financial position and results of operation.

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

There may be a decline in the use of cards as a payment mechanism or adverse developments with respect to the card industry in general.

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

We have acquired businesses both in the U.S. and internationally and will continue to explore opportunities for strategic acquisitions in the future. The acquisition and integration of businesses involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

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

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." The referendum has caused, and may continue to cause, volatility in global stock markets and currency exchange rate fluctuations, resulting in a decline in the value of the British pound relative to the U.S. dollar. The actual exit of the United Kingdom from the European Union is planned for March 2019, with a two-year transitional period afterwards.  The United Kingdom and the European Union are negotiating the terms of the withdrawal.  Uncertainly over the terms of the United Kingdom’s departure from the

European Union could cause political and economic uncertainty in the United Kingdom and the rest of Europe, which could adversely affect our financial position and results of operations.  In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and the European Union.  Because we conduct business in and have operations in the United Kingdom, we may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the European Union.  Any of these effects of Brexit, among others, could adversely affect our business and financial results.

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

The market for payment processing services is intensely competitive. Our payment solutions primarily compete against credit card processing firms, third party processing vendors, financial institutions, merchant acquirers and prepaid programs managers. If we are unable to differentiate ourselves from our competitors, drive value for our clients and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively. We expect that the markets in which we compete will continue to attract new competitors and new technologies, including non-traditional competitors who offer certain innovations in payment methods.  There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our financial position and results of operations.

The market for prepaid cards, demand deposit accounts and alternative financial services is highly competitive and competition is increasing as more companies endeavor to address the needs of underbanked consumers.

When we acquired Netspend, we added an aspect to our business to complement our previous presence in the prepaid processing space to include GPR prepaid and payroll cards and alternative financial services. The alternative financial services industry, including the prepaid card market, is subject to intense and increasing competition. Our Netspend business, which now includes demand deposit accounts, directly competes with a number of companies that market open-loop prepaid cards and demand deposit accounts through retail and online distribution. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers who are seeking to integrate more financial services into their product offerings. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid card or demand deposit account programs. The increased desire of banks, retailers and alternative financial services providers to develop and promote prepaid card and demand deposit account programs could have an adverse effect on the Netspend portion of our business. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and decrease the prices of our products and services, which could adversely affect our operating results.

Our Netspend business relies on certain relationships with issuing banks and distributors.  The loss of such relationships or if we are unable to maintain such relationships on terms that are favorable to us, our business, financial position and operating results may be materially adversely affected.

Our Netspend business relies on arrangements we have with issuing banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to the cards and accounts we manage, access to the ATM networks, membership in the card associations and network organizations and other banking services. The majority of our active Netspend cards and accounts are issued or opened through Meta Payment Systems (“MetaBank”). If our relationship with MetaBank deteriorates, it could have an adverse impact on the Netspend business. If any material adverse event were to affect MetaBank, or one or more of our other issuing banks or if we were to lose MetaBank or one or more of the other issuing banks, we would be forced to find an alternative provider of these critical banking services for our Netspend business. It may not be possible to find a replacement bank on terms that are acceptable to us or at all. Any change in the issuing banks could disrupt the business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse impact on our results of operations and our financial position.

Furthermore, our Netspend business depends in large part on establishing agreements with distributors, primarily alternative financial services providers as well as grocery and convenience stores and other traditional retailers. Some of these distributors may endeavor to internally develop their own programs or enter into exclusive relationships with our competitors to distribute their products. The loss of, or a substantial decrease in revenues from, one or more of our top distributors could have a material adverse effect on the Netspend business and our operating results.

Changes in the laws, regulations, policies, credit card association rules or other industry standards affecting our business may impose costly compliance burdens and negatively impact our business.

There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways in the U.S. as well as internationally.  For example, the Trump Administration has called for changes in existing regulatory requirements, including those applicable to financial services.  We cannot predict the impact, if any, of such changes on our business.  It is likely that some policies adopted by the new administration will benefit us, while others will negatively affect us.  Until we know what changes are adopted, we will not know whether in total we benefit from, or are negatively affected by, the changes.  More broadly, changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance.  Regulation of the payments industry has increased significantly in recent years.  Failure to comply with laws, rules and regulations or standards to which we are subject in the U.S. as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on our financial position and results of operations, as well as damage our reputation.  Even if such a change to statutes, regulations or industry standards does not directly apply to us, the effects of such a change on our financial institution clients could result in material, indirect effects on the way we operate or the costs to operate our business and impair the demand for our services amongst our financial institution clients.

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) in 2010. The Reform Act has resulted in significant structural and other changes to the regulation of the financial services industry. The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The Reform Act also created a new Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. The CFPB has mandated that supervised financial institutions, including our clients, are required to ensure that their service providers are in compliance with applicable federal consumer laws, which may increase regulatory oversight and our cost of doing business. In addition, the CFPB has promulgated a new rule regarding the prepaid industry which is expected to negatively impact our Netspend business and thus negatively impact our revenues and earnings when it becomes effective which is scheduled to occur on April 1, 2019. Furthermore, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S.

financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of the Reform Act on TSYS is difficult to estimate. Current and future regulations as a result of the Reform Act may adversely affect our business or operations, directly or indirectly (if, for example, our clients’ businesses and operations are adversely affected).

With respect to our Netspend business, because each distributor offers prepaid cards, reload services and/or money remittance services as an agent of Netspend, or another third party, we do not believe that the distributors themselves are required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other service providers. If we are unsuccessful in making a persuasive argument that a distributor should not be subject to such licensing requirements and it is therefore deemed to be in violation of one or more of the state money transmitter statutes, it could result in the imposition of fines, the suspension of the distributor’s ability to offer some or all of our products and related services in the relevant jurisdiction, civil liability and criminal liability, each of which could negatively impact our financial position and results of operations. Furthermore, if the federal government or one or more state governments impose additional legislative or regulatory requirements on our Netspend business, the issuing banks or the distributors, or prohibit or limit the activities of our Netspend business as currently conducted, we may be required to modify or terminate some or all of our Netspend products and services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us.

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

The providers of alternative financial services that distribute our Netspend products are subject to extensive and complex federal and state regulations and new regulations and/or changes to existing regulations could adversely affect their ability to offer Netpend products through their locations, which in turn could have an adverse impact on our business.

The distributors include a large number of companies in industries that are highly regulated, such as payday lending and it is possible that changes in the legal regime governing such businesses could limit their ability to distribute our Netspend products or adversely impact their business and thereby have an indirect adverse impact on our Netspend business. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of “payday loans” and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the Reform Act grants supervisory authority over entities engaged in this activity to the CFPB, which recently promulgated regulations which may significantly impact the operations and/or viability of various entities. As a number of our Netspend distributors are engaged in offering payday loans, current and future legislative and regulatory restrictions that negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer Netspend products through their locations, potentially resulting in a significant decline in revenue from the Netspend business.

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

Our services are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses, or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation, fines imposed by card networks, or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we and our subsidiaries owned 12 facilities encompassing approximately 1,446,568 square feet and leased 43 facilities encompassing approximately 1,391,932 square feet.  These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
Issuer Solutions	12	1,446,568	25	776,272
Merchant Solutions	—	—	15	459,515
Netspend	—	—	3	156,145

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

See Note 1, Note 8, Note 14 and Note 20 of Notes to Consolidated Financial Statements on pages on pages 38 through 51, page 55, pages 63 through 65, and pages 72 through 74 and “Property and Equipment” under the “Financial Review” Section on page 27 of the Annual Report which are incorporated in this document by reference.

Item 3. Legal Proceedings

See Note 14 of Notes to Consolidated Financial Statements on pages 63 through 65 of the Annual Report which is incorporated in this document by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section on page 81, Note18 of Notes to Consolidated Financial Statements on page 70 and 71 and “Stock Performance Graph” on page 82 of the Annual Report are incorporated in this document by reference.  The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be

“filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The “Selected Financial Data” Section which is set forth on page 12 of the Annual Report is incorporated in this document by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Financial Overview” and “Financial Review” Sections which are set forth on pages 12 through 32 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies.   These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.”  The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2017, 2016 and 2015 was:

(in millions)	2017	2016	2015
Comprehensive income (loss), net of tax	$22.0	$(30.5)	$(21.4)

Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.

The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2017:

(in millions)	December 31, 2017
Europe	$186.3
China	127.5
Cyprus	42.4
Other	15.1

We record foreign currency translation adjustments associated with other balance sheet accounts.  See “Nonoperating Income (Expense)” under the “Financial Review” Section on page 22 of the Annual Report which is incorporated in this document by reference.  We maintain several cash accounts denominated in foreign currencies, primarily in US dollars and Euros. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements.  The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased.  We recorded a net translation gain of approximately $0.9 million for the year ended December 31, 2017 relating to the translation of foreign denominated balance sheet accounts, most of which were accounts receivable. The balance of the foreign-denominated accounts receivable accounts subject to risk of translation gains or losses at December 31, 2017 was approximately $14.7 million, the majority of which is denominated in U.S. dollars.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2017 was $38.9 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $38.9 million at December 31, 2017.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$389	1,943	3,885	(389)	(1,943)	(3,885)

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

At December 31, 2017	Expected maturity date
Liabilities	2018	2019	2020	2021	2022	Thereafter	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate	$550.0	—	—	750.0	—	1,300.0	$2,600.0
Average interest rate	4.00%	—	—	4.30%	—	4.71%	4.34%
Variable Rate	$10.0	40.0	40.0	480.0	—	—	$570.0
Average interest rate	3.07%	3.07%	3.07%	3.07%	—	—	3.07%

Item 8. Financial Statements and Supplementary Data

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section, which is set forth on page 81, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting,” which are set forth on pages 33 through 80 of the Annual Report are incorporated in this document by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.  Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2017, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm.  “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 80 of the Annual Report, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page 79 of the Annual Report, are incorporated in this document by reference.

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
•

“EXECUTIVE COMPENSATION” – “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table” and the Compensation Tables and Narratives which follow the Summary Compensation Table, and “CEO Pay Ratio” and “Compensation Committee Interlocks and Insider Participation.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to equity compensation plans is contained in Note 16 of Notes to Consolidated Financial Statements on pages 65 and 66 of the Annual Report and is incorporated in this document by reference.

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

Item 14. Principal Accounting Fees and Services

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“RATIFICATION OF APPOINTMENT OF THE INDEPENDENT AUDITOR” – “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  1.    Financial Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 33 through 80 of the Annual Report.

Consolidated Balance Sheets - December 31, 2017 and 2016

Consolidated Statements of Income - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Equity - Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

      2.Financial Statement Schedules

The following consolidated financial statement schedule of TSYS is included:

Schedule II - Valuation and Qualifying Accounts - Years Ended

December 31, 2017, 2016 and 2015

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

      3.Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC.  Exhibits 10.10 through 10.33 pertain to executive compensation plans and arrangements.  With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description

2.1

Stock Purchase Agreement, dated January 26, 2016, by and among TSYS, Vista Equity Partners Fund V, L.P., Vista Equity Partners Fund V-A, L.P., Vista Equity Partners Fund V-B, L.P., Vista Equity Partners Fund V Executive, L.P., VEPF V FAF, L.P., Vista Equity Associates, LLC, and TransFirst Holdings Corp., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K filed with the SEC on January 27, 2016

2.2

Agreement and Plan of Merger, dated December 16. 2017, by and among Total System Services, Inc., PCP CYN Merger Sub, Inc., MW CYN Merger Sub, LLC, Cayan Holdings LLC, PCP MW Holding Corp., and Parthenon Investors IV L.P. solely in its capacity as representative of the equityholders, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K filed with the SEC on December 19, 2017

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 30, 2009

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K filed with the SEC on July 28, 2009

4.1

Indenture, dated as of May 22, 2013, between TSYS and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 22, 2013

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K filed with the SEC on May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K filed with the SEC on May 22, 2013

4.4	Senior Indenture, dated March 17, 2016, between TSYS and Regions Bank as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

4.5	Form of 3.800% Senior Note due 2021, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

4.6	Form of 4.800% Senior Note due 2026, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

10.1

Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on September 11, 2012

10.2

First Amendment, dated as of April 8, 2013, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K filed with the SEC on April 11, 2013

10.3

Second Amendment, dated as of January 26, 2016, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K filed with the SEC on January 27, 2016

10.4

Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 11, 2013

10.5

First Amendment, dated as of January 26, 2016, to the Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K filed with the SEC on January 27, 2016

10.6

Bridge Term Loan Facility Commitment Letter, dated January 26, 2016, by and among Total System Services, Inc., J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on January 27, 2016

10.7

Credit Agreement of Total System Services, Inc., dated as of February 23, 2016, with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on February 23, 2016

10.8

Bilateral Loan Facility Commitment Letter, dated December 16, 2017, by and among Total System Services, Inc. and Bank of America N.A., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on December 19, 2017

10.9

Credit Agreement, dated January 10, 2018, by and among Total System Services, Inc., Bank of America, N.A. as Administrative Agent, the other lenders party thereto from time to time and Bank of America Merrill Lynch, as sole lead arranger and sole bookrunner, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on January 11, 2018

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.10

Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010

10.11

Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 7, 2008

10.12	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the SEC on March 18, 1993

10.13

Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the SEC on March 22, 1994

10.14

Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008

10.15

Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 19, 2002

10.16	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

10.17	Total System Services, Inc. 2012 Omnibus Plan (formerly named the 2008 Omnibus Plan), incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 4, 2012

10.18

Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011

10.19

Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011

10.20	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on July 26, 2007

10.21

Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, filed with the SEC on May 8, 2013

10.22

Form of Senior Executive Stock Option Agreement for 2014 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, filed with the SEC on May 8, 2014

10.23

Form of Senior Executive Stock Option Agreement for 2015 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, filed with the SEC on May 7, 2015

10.24

Form of Senior Executive Performance Share Agreement for 2015 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, filed with the SEC on May 7, 2015

10.25

Form of Amendment to Senior Executive Stock Option Agreement and Senior Executive Performance Share Agreement, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015, filed with the SEC on November 5, 2015

10.26

Transition and Retirement Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.27

Restrictive Covenant Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.28

Consulting Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.29

Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016

10.30

Form of Performance Share Agreement for 2016 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016

10.31

Form of Performance Share Agreement for 2017 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

10.32	Total System Services, Inc. 2017 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 28, 2017

10.33

Letter Agreement regarding separation, dated September 21, 2017, between Total System Services, Inc. and Pamela A. Joseph, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, filed with the SEC on November 7, 2017

13.1	Certain specified pages of TSYS’ 2017 Annual Report to Shareholders which are incorporated herein by reference

21.1	Subsidiaries of Total System Services, Inc

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney contained on the signature pages of this 2017 Annual Report on Form 10-K and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2017 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report)

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

Item 16. Form 10-K Summary

Not Applicable.

Schedule II

Schedule — Valuation and Qualifying Accounts

TOTAL SYSTEM SERVICES, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions
		Changes in
	Balance at	allowances, charges to				Balance at
	beginning	expenses and changes				end
	of period	to other accounts		Deductions		of period
Year ended December 31, 2015:
Provision for doubtful accounts	$3,222	(58)	(1)	(1,407)	(3)	$1,757
Provision for billing adjustments	$866	(114)	(1)	174	(3)	$926
Provision for merchant losses	$1,118	4,667	(1)	(4,419)	(3)	$1,366
Transaction processing provisions - processing errors	$4,630	6,976	(2)	(5,149)	(3)	$6,457
Provision for fraud losses	$6,312	41,264	(4)	(38,185)	(3)	$9,391
Deferred tax valuation allowance	$18,963	541	(5)	(1,058)	(6)	$18,446
Year ended December 31, 2016:
Provision for doubtful accounts	$1,757	6,970	(1)	(5,245)	(3)	$3,482
Provision for billing adjustments	$926	614	(1)	(180)	(3)	$1,360
Provision for merchant losses	$1,366	1,682	(1)	(1,009)	(3)	$2,039
Transaction processing provisions - processing errors	$6,457	3,669	(2)	(7,275)	(3)	$2,851
Provision for fraud losses	$9,391	49,362	(4)	(48,226)	(3)	$10,527
Deferred tax valuation allowance	$18,446	4,124	(5)	(1,269)	(6)	$21,301
Year ended December 31, 2017:
Provision for doubtful accounts	$3,482	10,796	(1)	(8,947)	(3)	$5,331
Provision for billing adjustments	$1,360	(627)	(1)	(186)	(3)	$547
Provision for merchant losses	$2,039	5,002	(1)	(2,715)	(3)	$4,326
Transaction processing provisions - processing errors	$2,851	6,714	(2)	(7,357)	(3)	$2,208
Provision for fraud losses	$10,527	51,194	(4)	(52,202)	(3)	$9,519
Deferred tax valuation allowance	$21,301	8,648	(5)	(418)	(6)	$29,531

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

TOTAL SYSTEM SERVICES, INC.

(Registrant)

Date: February 23, 2018	By:	/s/M. Troy Woods
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

/s/M. Troy Woods	Date: February 23, 2018
M. Troy Woods Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/Paul M. Todd	Date: February 23, 2018
Paul M. Todd Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Dorenda K. Weaver	Date: February 23, 2018
Dorenda K. Weaver, Chief Accounting Officer (Principal Accounting Officer)

/s/Thaddeus Arroyo	Date: February 23, 2018
Thaddeus Arroyo, Director

/s/Kriss Cloninger III	Date: February 23, 2018
Kriss Cloninger III, Director

/s/Walter W. Driver, Jr.	Date: February 23, 2018
Walter W. Driver, Jr., Director

/s/Sidney E. Harris	Date: February 23, 2018
Sidney E. Harris, Director

/s/William M. Isaac	Date: February 23, 2018
William M. Isaac, Director

/s/Mason H. Lampton	Date: February 23, 2018
Mason H. Lampton, Director

/s/Connie D. McDaniel	Date: February 23, 2018
Connie D. McDaniel, Director

/s/Richard A. Smith	Date: February 23, 2018
Richard A. Smith, Director

/s/Philip W. Tomlinson	Date: February 23, 2018
Philip W. Tomlinson, Director

/s/John T. Turner	Date: February 23, 2018
John T. Turner, Director

/s/Richard W. Ussery	Date: February 23, 2018
Richard W. Ussery, Director