Form 10-K/A
period 2017-12-31
TOTAL SYSTEM SERVICES INC
filed 2018-04-16
CIK 721683

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Total System Services, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 23, 2018, to include Exhibit 99.1, the Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2017 as set forth below and in the attached exhibits. This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    1.     Financial Statements

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 33 through 80 of the Annual Report.

Consolidated Balance Sheets—December 31, 2017 and 2016

Consolidated Statements of Income—Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows—Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Equity—Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

2.    Financial Statement Schedules

The following consolidated financial statement schedule of TSYS is included:

Schedule II—Valuation and Qualifying Accounts—Years Ended December 31, 2017, 2016 and 2015

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

Exhibit Number	Exhibit Description

2.1	Stock Purchase Agreement, dated January 26, 2016, by and among TSYS, Vista Equity Partners Fund V, L.P., Vista Equity Partners Fund V-A, L.P., Vista Equity Partners Fund V-B, L.P., Vista Equity Partners Fund V Executive, L.P., VEPF V FAF, L.P., Vista Equity Associates, LLC, and TransFirst Holdings Corp., incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K filed with the SEC on January 27, 2016

2.2	Agreement and Plan of Merger, dated December 16. 2017, by and among Total System Services, Inc., PCP CYN Merger Sub, Inc., MW CYN Merger Sub, LLC, Cayan Holdings LLC, PCP MW Holding Corp., and Parthenon Investors IV L.P. solely in its capacity as representative of the equityholders, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K filed with the SEC on December 19, 2017

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 30, 2009

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K filed with the SEC on July 28, 2009

4.1	Indenture, dated as of May 22, 2013, between TSYS and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 22, 2013

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K filed with the SEC on May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K filed with the SEC on May 22, 2013

4.4	Senior Indenture, dated March 17, 2016, between TSYS and Regions Bank as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

4.5	Form of 3.800% Senior Note due 2021, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

4.6	Form of 4.800% Senior Note due 2026, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

10.1	Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on September 11, 2012

10.2	First Amendment, dated as of April 8, 2013, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K filed with the SEC on April 11, 2013

10.3	Second Amendment, dated as of January 26, 2016, to the Credit Agreement of TSYS, dated as of September 10, 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Regions Bank and U.S. Bank National Association, as Syndication Agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K filed with the SEC on January 27, 2016

10.4	Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 11, 2013

10.5	First Amendment, dated as of January 26, 2016, to the Credit Agreement of TSYS, dated as of April 8, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, Regions Bank and U.S. Bank National Association, as Documentation Agents, and other lenders party thereto, with J.P. Morgan Securities LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., Regional Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K filed with the SEC on January 27, 2016

10.6	Bridge Term Loan Facility Commitment Letter, dated January 26, 2016, by and among Total System Services, Inc., J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on January 27, 2016

10.7	Credit Agreement of Total System Services, Inc., dated as of February 23, 2016, with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on February 23, 2016

10.8	Bilateral Loan Facility Commitment Letter, dated December 16, 2017, by and among Total System Services, Inc. and Bank of America N.A., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on December 19, 2017

10.9	Credit Agreement, dated January 10, 2018, by and among Total System Services, Inc., Bank of America, N.A. as Administrative Agent, the other lenders party thereto from time to time and Bank of America Merrill Lynch, as sole lead arranger and sole bookrunner, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on January 11, 2018

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.10	Amended and Restated Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010

10.11	Amended and Restated Total System Services, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 7, 2008

10.12	Wage Continuation Agreement of TSYS, incorporated by reference to Exhibit 10.7 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the SEC on March 18, 1993

10.13	Split Dollar Insurance Agreement of TSYS, incorporated by reference to Exhibit 10.10 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the SEC on March 22, 1994

10.14	Change of Control Agreement for executive officers of TSYS, incorporated by reference to Exhibit 10.17 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008

10.15	Split Dollar Insurance Agreement and related Executive Benefit Substitution Agreement, incorporated by reference to Exhibit 10.19 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 19, 2002

10.16	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

10.17	Total System Services, Inc. 2012 Omnibus Plan (formerly named the 2008 Omnibus Plan), incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 4, 2012

10.18	Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011

10.19	Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011

10.20	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on July 26, 2007

10.21	Form of Senior Executive Stock Option Agreement for 2013 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.3 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013, filed with the SEC on May 8, 2013

10.22	Form of Senior Executive Stock Option Agreement for 2014 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, filed with the SEC on May 8, 2014

10.23	Form of Senior Executive Stock Option Agreement for 2015 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, filed with the SEC on May 7, 2015

10.24	Form of Senior Executive Performance Share Agreement for 2015 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, filed with the SEC on May 7, 2015

10.25	Form of Amendment to Senior Executive Stock Option Agreement and Senior Executive Performance Share Agreement, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015, filed with the SEC on November 5, 2015

10.26	Transition and Retirement Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.27	Restrictive Covenant Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.28	Consulting Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.29	Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016

10.30	Form of Performance Share Agreement for 2016 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016

10.31	Form of Performance Share Agreement for 2017 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017.

10.32	Total System Services, Inc. 2017 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 28, 2017

10.33	Letter Agreement regarding separation, dated September 21, 2017, between Total System Services, Inc. and Pamela A. Joseph, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, filed with the SEC on November 7, 2017.

13.1	Certain specified pages of TSYS’ 2017 Annual Report to Shareholders which are incorporated herein by reference

21.1	Subsidiaries of Total System Services, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney contained on the signature pages of this 2017 Annual Report on Form 10-K and incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2017

101	Interactive Data File

*	Filed Herewith

We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of TSYS and our subsidiaries on a consolidated basis.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

April 16, 2018	By:	/s/ M. Troy Woods
M. Troy Woods,
Chairman, President and Chief Executive Officer
(Principal Executive Officer)