Form 10-Q
period 2018-03-31
TOTAL SYSTEM SERVICES INC
filed 2018-05-08
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: April 30, 2018
Common Stock, $0.10 par value	182,306,223 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (Note 4)	$493,207	450,357
Accounts receivable, net of allowances for doubtful accounts and billing adjustments of $4.7 million and $5.9 million as of 2018 and 2017, respectively	420,124	412,322
Contract assets (Note 2)	40,264	-
Prepaid expenses and other current assets (Note 4)	224,684	216,565
Total current assets	1,178,279	1,079,244
Contract assets (Note 2)	40,419	-
Goodwill (Note 3)	4,073,511	3,264,071
Other intangible assets, net of accumulated amortization of $655.6 million and $600.9 million as of 2018 and 2017, respectively	953,397	727,146
Intangible assets - computer software, net of accumulated amortization of $822.6 million and $849.3 million as of 2018 and 2017, respectively	467,747	383,715
Property and equipment, net of accumulated depreciation and amortization of $520.6 million and $521.1 million as of 2018 and 2017, respectively	360,111	325,218
Contract cost assets, net of accumulated amortization (Notes 2 and 4)	151,758	258,665
Equity investments, net	180,841	163,518
Deferred income tax assets	8,104	6,091
Other assets	117,550	124,021
Total assets	$7,531,717	6,331,689
Liabilities
Current liabilities:
Current portion of long-term borrowings (Note 5)	$807,052	559,050
Accounts payable	66,077	62,310
Contract liabilities (Note 2)	56,880	52,913
Accrued salaries and employee benefits	36,104	82,135
Current portion of obligations under capital leases and license agreements (Note 5)	8,512	6,762
Other current liabilities (Note 4)	243,245	225,922
Total current liabilities	1,217,870	989,092
Long-term borrowings, excluding current portion (Note 5)	3,286,016	2,591,949
Deferred income tax liabilities	370,869	238,317
Contract liabilities (Note 2)	21,925	48,526
Obligations under capital leases and license agreements, excluding current portion (Note 5)	40,520	36,053
Other long-term liabilities	73,943	71,070
Total liabilities	5,011,143	3,975,007
Redeemable noncontrolling interest in consolidated subsidiary	126,000	115,689
Commitments and contingencies (Note 10)
Shareholders' Equity
Shareholders’ equity:
Common stock- $0.10 par value. Authorized 600,000 shares; 202,765 issued as of 2018 and 2017; 182,305 and 180,903 outstanding as of 2018 and 2017, respectively	20,277	20,277
Additional paid-in capital	154,897	162,806
Accumulated other comprehensive loss, net (Note 4)	(21,219)	(36,148)
Treasury stock, at cost (20,460 and 21,862 shares as of 2018 and 2017, respectively)	(876,900)	(909,960)
Retained earnings	3,117,519	3,004,018
Total shareholders’ equity	2,394,574	2,240,993
Total liabilities and shareholders' equity	$7,531,717	6,331,689

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2018	2017
Total revenues (Notes 2 and 8)	$987,170	1,184,725
Cost of services (Note 2)	613,365	861,856
Selling, general and administrative expenses	185,534	155,686
Total operating expenses	798,899	1,017,542
Operating income	188,271	167,183
Nonoperating expenses, net	(37,642)	(29,903)
Income before income taxes and equity in income of equity investments	150,629	137,280
Income taxes (Note 7)	18,135	43,082
Income before equity in income of equity investments	132,494	94,198
Equity in income of equity investments, net of tax	10,608	12,909
Net income	143,102	107,107
Net income attributable to noncontrolling interests	(1,261)	(1,239)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$141,841	105,868
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11)	$0.78	0.58
Diluted EPS attributable to TSYS common shareholders (Note 11)	$0.77	0.57

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(in thousands)	2018	2017
Net income	$143,102	107,107
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,495	5,512
Postretirement healthcare plan adjustments	(147)	124
Unrealized gain (loss) on available-for-sale securities	2,581	(1,859)
Other comprehensive income	14,929	3,777
Comprehensive income	158,031	110,884
Comprehensive income attributable to noncontrolling interests	(1,261)	(1,239)
Comprehensive income attributable to TSYS common shareholders	$156,770	109,645

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$143,102	107,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,389	104,178
Provisions for cardholder losses	15,545	12,548
Share-based compensation	6,295	9,047
Provisions for bad debt expenses and billing adjustments	2,839	1,921
Charges for transaction processing provisions	729	1,917
Amortization of debt issuance costs	1,035	1,079
Loss on foreign currency	427	311
Amortization of bond discount	233	223
Loss (gain) on disposal of equipment, net	2	(4)
Deferred income tax expense	15,180	891
Equity in income of equity investments, net of tax	(10,608)	(12,909)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued salaries and employee benefits	(50,835)	(32,548)
Accounts receivable	9,006	25,844
Contract assets and contract liabilities	498	4,228
Contract cost assets	2,168	-
Prepaid expenses, other current assets and other long-term assets	(7,701)	(27,102)
Accounts payable	2,289	6,808
Other current liabilities and other long-term liabilities	(22,700)	85,342
Net cash provided by operating activities	211,893	288,881

Cash flows from investing activities:
Purchases of property and equipment	(22,069)	(12,240)
Additions to contract acquisition costs	-	(7,668)
Additions to internally developed computer software	(10,340)	(7,355)
Additions to licensed computer software from vendors	(13,827)	(5,162)
Cash used in acquisitions, net of cash acquired	(1,036,853)	-
Other investing activities	(1,550)	(379)
Net cash used in investing activities	(1,084,639)	(32,804)

Cash flows from financing activities:
Principal payments on long-term borrowings, capital lease obligations and license agreements	(129,010)	(104,654)
Purchase of noncontrolling interest	-	(70,000)
Dividends paid on common stock	(23,496)	(18,333)
Subsidiary dividends paid to noncontrolling shareholders	(1)	(752)
Repurchase of common stock under plans and tax withholding	(24)	(17)
Proceeds from borrowings of long-term debt	1,040,000	-
Proceeds from exercise of stock options	26,461	4,207
Net cash provided by (used in) financing activities	913,930	(189,549)

Cash, cash equivalents and restricted cash:
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,684	1,578
Net increase in cash, cash equivalents and restricted cash	42,868	68,106
Cash, cash equivalents and restricted cash at beginning of period	451,370	425,810
Cash, cash equivalents and restricted cash at end of period	$494,238	493,916

Supplemental cash flow information:
Interest paid	$42,040	36,554
Income taxes paid, net	$2,936	3,019

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

		TSYS Shareholders
					Accumulated
					Other
	Redeemable			Additional	Comprehensive
	Noncontrolling	Common Stock		Paid-In	Income (Loss),	Treasury	Retained
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	Net of Tax	Stock	Earnings	Total Equity

Balance as of December 31, 2017	$115,689	202,765	$20,277	162,806	(36,148)	(909,960)	3,004,018	$2,240,993
Balance as of January 1, 2018, as previously reported	$115,689	202,765	$20,277	162,806	(36,148)	(909,960)	3,004,018	$2,240,993
Impact of change in accounting policy (Note 2)	-	-	-	-	-	-	(4,445)	(4,445)
Adjusted balance as of January 1, 2018	115,689	202,765	20,277	162,806	(36,148)	(909,960)	2,999,573	2,236,548
Net income	1,261	-	-	-	-	-	141,841	141,841
Other comprehensive income	-	-	-	-	14,929	-	-	14,929
Common stock issued from treasury shares for exercise of stock options	-	-	-	5,199	-	21,258	-	26,457
Common stock unissued due to forfeiture of nonvested awards	-	-	-	551	-	(551)	-	-
Common stock issued from treasury shares for nonvested awards	-	-	-	(12,368)	-	12,368	-	-
Common stock issued from treasury shares for dividend equivalents	-	-	-	925	-	9	-	934
Share-based compensation	-	-	-	6,835	-	-	-	6,835
Cash dividends declared ($0.13 per share)	-	-	-	-	-	-	(23,895)	(23,895)
Purchase of treasury shares	-	-	-	-	-	(24)	-	(24)
Adjustments to redemption value of redeemable noncontrolling interest	9,051	-	-	(9,051)	-	-	-	(9,051)
Subsidiary dividends paid to noncontrolling interest	(1)	-	-	-	-	-	-	-
Balance as of March 31, 2018	$126,000	202,765	$20,277	154,897	(21,219)	(876,900)	3,117,519	$2,394,574

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1  —Summary of Significant Accounting Policies

Business

Total System Services, Inc.’s (“TSYS’” or the “Company’s”) revenues are derived from providing payment processing, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses. The Company’s services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend.

Through the Company's Issuer Solutions segment, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Netspend segment provides financial service solutions to consumers in the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TSYS include the accounts of TSYS and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations for the periods covered by this report, have been included.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”). Results of interim periods are not necessarily indicative of results to be expected for the year.

Recently Adopted Accounting Pronouncements

The Company adopted the following Accounting Standards Updates (“ASUs”) on January 1, 2018:

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09 Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met:

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. The framework assists entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU is effective for the Company on January 1, 2018. Early application of the amendments in this Update is allowed under certain circumstances. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this guidance on January 1, 2018 and has applied the guidance using a retrospective transition method for all periods presented.

In October 2016, the FASB issued ASU 2016-16 Income Taxes (Topic 740): Intra-Equity Transfers of Assets Other Than Inventory, which requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. The ASU is effective for the Company on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flow (Topic 230): Classification of Certain Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flow. The ASU is effective for the Company on January 1, 2018. Early adoption is permitted by all entities. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. The ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has issued several additional ASUs since this time that add additional clarification to certain issues existing after the original ASU was released. All of the new standards were effective for the Company on January 1, 2018. The standards permit the use of either the full retrospective or modified retrospective transition method.  TSYS adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method.  See Note 2 for further discussion of the Company’s adoption of this new standard.

New Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05 Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law.  The Company adopted the provisions of SEC Staff Accounting Bulletin No. 118 as of December 22, 2017. See Note 7 for further discussion regarding income taxes.

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments in this ASU eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this ASU is permitted.  The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company is evaluating the effect of ASU 2018-02 on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13 Revenue Recognition (Topic 605), Revenues from Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which made amendments to SEC paragraphs pursuant to the Staff Announcement at the July 20, 2017 Emerging Issues Task Force (EITF) Meeting and rescission of prior SEC Staff Announcements and Observer comments. This guidance, which is effective immediately, generally relates to the adoption of ASC 606 and 842. The adoption of the amendments in this ASU relating to ASC 606 did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company does not expect the adoption of the amendments in this ASU relating to ASC 842 to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments. The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The ASU is effective for the Company on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019.  The Company is evaluating the effect of ASU 2016-13 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The ASU also addresses other concerns related to the current leases model. The new guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption will be permitted for all entities. The Company plans to adopt ASU 2016-02 on January 1, 2019.  While the Company is continuing to evaluate the effects of this ASU, the Company expects to record material right of use assets and lease liabilities on its consolidated balance sheet upon adoption.

Note 2 — Revenue from Contracts with Customers

The Company adopted ASU 2014-09 and related ASUs (“ASC 606”) as of January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company considered the effect of all modifications when identifying performance obligations and allocating transaction price, which did not have a material effect on the adjustment to retained earnings. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as "legacy GAAP" or the "previous guidance". In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1.

Identify the contract with a customer. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2.

Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation.

3.

Determine the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4.

Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5.

Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Description of service offerings and revenue recognition policies

Issuer Solutions

Description of service offerings

The Company's Issuer Solutions revenues are derived from long-term processing contracts with financial and nonfinancial institutions. Payment processing services revenues are generated primarily from charges based on:

•	The number of accounts on file;
•	Transactions and authorizations processed;
•	Statements generated and/or mailed;
•	Managed services; and
•	Cards embossed and mailed and other processing services for cardholder accounts on file.

Most of these contracts have prescribed annual revenue minimums, penalties for early termination, and service level agreements which may impact contractual fees if certain service levels are not achieved.

Issuer Solutions revenues also include loyalty redemption services and conversion and development services.

Description of revenue recognition policies

Issuer Solutions revenues typically include a performance obligation to provide processing services to financial and non-financial institutions. The Company has determined that these processing services represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. In many cases, Issuer Solutions arrangements may include additional performance obligations relating to loyalty redemption services and other professional services. Similar to processing services, the Company has determined that loyalty redemption services represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Professional services represent performance obligations that are satisfied over time.

The Company has determined that the vast majority of performance obligations to provide processing services and loyalty redemption services meet the allocation of variable consideration exception criteria (“direct allocation”) in that (a) the terms of a variable payment relate specifically to the entity’s efforts to satisfy the performance obligation or transfer the distinct service and (b) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective when considering all of the performance obligations and payment terms in the contract.  As a result, for those performance obligations qualifying for direct allocation, the Company allocates and recognizes variable consideration in the period in which it has the contractual right to invoice the customer. In certain instances when a performance obligation does not meet the criteria for direct allocation, the Company recognizes revenue on either a straight-line basis or a blended rate method (i.e., an output method using the estimated per transaction fee based on estimated total contract consideration and volumes, multiplied by the actual monthly transaction volumes) over the term of the contract. A blended rate method is utilized for contracts that have estimates of significant growth over the contract term. The Company determined that straight-line or blended rate are the most appropriate methods of measuring progress toward completion for performance obligations that do not meet the criteria for direct allocation.

For professional services, the Company recognizes revenue based on the labor hours incurred for time and materials projects or on a straight-line basis for fixed fee projects.

For Issuer Solutions contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

The Issuer Solutions segment also enters into licensing arrangements with customers.  Under these arrangements, the Company provides the customer with a term license (functional IP), implementation services and annual support, which includes unspecified upgrades and enhancements. The Company has determined that these promised goods and services represent one combined performance obligation since the individual promised goods or services are not distinct in the context of the contract. The Company recognizes revenue over the remaining contract period beginning at go-live, on a straight-line basis, for this performance obligation.  For separate performance obligations relating to professional services, revenue is recognized using an input method based on labor hours expended.

Merchant Solutions

Description of service offerings

The Company’s Merchant Solutions revenues are partially derived from relationships with thousands of individual merchants whose contracts range from thirty days to five years. Additionally, part of the revenues are derived from long-term processing contracts with large financial institutions, other merchant acquirers and merchant organizations which generally range from three to eight years. Merchant services revenue is generated primarily from processing all payment forms including credit, debit and electronic benefits transfer for merchants of all sizes across a wide array of retail market segments.

The products and services offered include:

•	Authorizations and capture of electronic transactions;
•	Clearing and settlement of electronic transactions;
•	Information reporting services related to electronic transactions;
•	Merchant billing services; and
•	Point-of-sale equipment and services.

Most of these contracts have prescribed revenue minimums, penalties for early termination, and service level agreements which may impact contractual fees if certain service levels are not achieved.

Description of revenue recognition policies

Merchant Solutions revenues typically include one performance obligation to provide processing services to individual merchants, large financial institutions, other merchant acquirers or merchant organizations. The Company has determined that merchant processing services represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Merchant Solutions arrangements also include other promised goods or services (such as point of sale terminals and merchant statement services) that are immaterial in the context of the contract. As a result, the Company has determined that Merchant Solutions arrangements represent one performance obligation.

The Company has determined that the performance obligations to provide merchant processing services meet the allocation of variable consideration exception criteria (“direct allocation”) in that (a) the terms of a variable payment relate specifically to the entity’s efforts to satisfy the performance obligation or transfer the distinct service and (b) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective when considering all of the performance obligations and payment terms in the contract. As a result, the Company allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer.

Interchange and payment network fees

Interchange and payment network fees are charged by the card associations or payment networks and relate primarily to the Company’s Merchant Solutions segment. With respect to interchange and payment network fees, the Company evaluated whether it is the principal or the agent in the arrangement. With the adoption of ASC 606, the Company determined that interchange and payment network fees are not provided in return or exchange for services that the Company controls or acts as the principal, and, therefore, are not part of the consideration paid for its services. These fees collected on behalf of the payment networks and card issuers are presented net of the amounts paid to them.  Accordingly, the Company is acting as an agent and presents the fees collected from merchants on behalf of the payment networks and card issuers net of the amounts paid to them. In reaching this determination, the Company considered a number of factors including indicators of control such as the party primarily responsible and the party who has discretion in establishing prices.

Netspend

Description of service offerings

The Company’s Netspend revenues principally consist of a portion of the service fees collected from cardholders and interchange revenues received by the issuing banks in connection with the programs Netspend manages.

Customers are charged fees in connection with Netspend’s products and services as follows:

•

Transactions - Customers are typically charged a fee for each Personal Identification Number (“PIN”) and signature-based purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged fees for Automated Teller Machine (“ATM”) withdrawals and other transactions conducted at ATMs.

•

Customer Service and Maintenance - Customers are typically charged fees for balance inquiries made through Netspend’s call centers. Customers are also charged a monthly maintenance fee after a specified period of inactivity.

•

Additional Products and Services - Customers are charged fees associated with additional products and services offered in connection with certain cards, including the use of overdraft features, a variety of bill payment options, custom card designs and card-to-card transfers of funds initiated through the call centers.

•	Other - Customers are charged fees in connection with the acquisition and reloading of the GPR cards at retailers and the Company receives a portion of these amounts in some cases.

Description of revenue recognition policies

Netspend revenues include one performance obligation to provide account access and facilitate purchase transactions and interchange fees. The Company has determined that Netspend services represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate purchase transactions meets the criteria for the “as invoiced” practical expedient in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company recognizes revenue in the amount to which the Company has a right to invoice.

Disaggregation of revenue

The following table summarizes volume-based and non-volume related revenue from contracts with customers for the three month period ended March 31, 2018:

	Three months ended March 31, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
Volume-based revenues	$219,271	298,948	209,721	$727,940
Non-volume related revenues	238,088	20,475	667	259,230
Total revenues	$457,359	319,423	210,388	$987,170

Issuer Solutions

Volume-based revenues are generated from charges based on the number of Accounts on File (AOF), transactions and authorizations processed, statements generated, and other processing services for cardholder AOF. Cardholder AOF includes active and inactive consumer credit, retail, prepaid, stored value, government services and commercial card accounts. TSYS’ clients also have the option to use fraud and portfolio management services which are based on authorizations processed and AOF, respectively. Collectively, these services are considered volume-based revenues. Non-volume related revenues include processing fees which are not directly associated with AOF and transactional activity, such as value-added products and services, customer programming and certain other services, which are only offered to TSYS’ processing clients. Additionally, non-volume based revenues include managed services and output services such as card and document production.

Merchant Solutions

The Merchant Solutions segment’s revenues primarily consist of volume-based revenues generated from charges based on sales volume processed, and authorization transactions and settled transactions processed. Non-volume related revenues include chargeback and retrieval services, data transmissions, value added products and managed services which are not directly associated with transactional activity.

Netspend

The Netspend segment’s revenues primarily consist of a portion of the service fees collected from cardholders and interchange revenues. Customers are charged fees for transactions including fees for purchase transactions, ATM withdrawals, balance inquiries, monthly maintenance services and other transaction fees. Customers are also charged fees associated with additional features and services offered in connection with certain products including the use of courtesy overdraft protection, bill payment options, custom card designs and card-to-card transfers of funds initiated through call centers. The Netspend segment also earns revenues from a portion of the interchange fees remitted by merchants when customers make purchase transactions using their products. Substantially all of the Netspend segment revenues are volume driven by the active card and gross dollar volume (spend) indicators.

The following table summarizes revenue from contracts with customers, by currency, for the three month period ended March 31, 2018:

	Three months ended March 31, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
U.S. dollar	$359,870	319,219	210,388	$889,477
British Pound Sterling	63,121	-	-	63,121
Euro	26,597	-	-	26,597
Other	7,771	204	-	7,975
Total revenues	$457,359	319,423	210,388	$987,170

See Note 8 for disclosure of revenues by geography.

Performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in the Company’s existing contracts. For revenue which is recognized using (i) the “as-invoiced” practical expedient and (ii) the “direct allocation” method, the Company is required to disclose the value of unsatisfied performance obligations for contractual minimums only. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services are materially higher than the amounts disclosed in the below table.

(in thousands)	Remainder of 2018	2019	2020	2021	2022 - 2029	Total
Unsatisfied or partially unsatisfied performance obligations	$613,877	625,501	534,100	440,213	548,902	$2,762,593

Contract balances

The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	March 31, 2018	January 1, 2018
Accounts receivable	$420,124	$412,322
Contract assets	80,683	87,812
Contract liabilities	78,805	76,541

ASC 606 requires an entity to present in its consolidated balance sheets the net position in a customer contract on a contract-by-contract basis.  The net position in a customer contract is presented as either contract assets or contract liabilities.

Contract assets are defined as an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time (for example, the entity’s future performance).

Contract liabilities are defined as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. Contract liabilities as of December 31, 2017 were previously described as deferred revenues.

Net contract assets and liabilities may include amounts related to signing incentives for signing or renewing long-term contracts.  Capitalized signing incentives are amortized over the contract term and the amortization is included as a reduction of revenues in the Company’s consolidated statements of income.

Significant changes in the contract assets and liabilities balances during the three months ended March 31, 2018 are as follows:

	Three months ended March 31, 2018
(in thousands)	Contract Assets Increase/(Decrease)	Contract Liabilities (Increase)/Decrease
Increase in net contract assets related to signing incentives	$1,273	$-
Decrease in net contract assets and increase in net contract liabilities related to signing incentive amortization	(8,211)	(3,990)
Increase in net contract assets related to revenue recognized in advance of billings	2,654	-
Change in net contract assets due to billed amounts transferred to receivables	(1,723)	-
Increase in net contract liabilities primarily relating to cash received from customers	-	(41,533)
Decrease in net contract assets primarily relating to cash received from customers	(608)	-
Deferred revenue that was released from net contract liabilities	-	40,697
Deferred revenue that was released from net contract assets	2,112	-

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, a sales commission).

The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all of the following criteria:

a. The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify.

b. The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.

c. The costs are expected to be recovered.

See related discussion of contract cost assets in Note 4.

Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from 20 months to seven years or the longer of the contract term) beginning when the client’s cardholder accounts are converted or activated and producing revenues. The amortization of contract fulfillment costs associated with conversion activity is recorded as cost of services in the Company’s consolidated statements of income.  The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization is recorded as selling, general and administrative expense in the Company’s consolidated statements of income. Costs to obtain or fulfill a contract are classified as contract cost assets in the Company’s consolidated balance sheets.

In evaluating contract acquisition and fulfillment costs for recoverability, expected cash flows are estimated by management should events indicate a loss may have been triggered. The Company evaluates the carrying value of contract cost assets associated with each customer for impairment on the basis of whether these costs are fully recoverable from either contractual minimum fees or from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates. If the actual cash flows are not consistent with the Company’s estimates, a material impairment charge may result and net income may be materially different than was initially recorded. These costs may become impaired with the loss of a contract, the financial decline of a client, termination of conversion efforts after a contract is signed, diminished prospects for current clients or if the Company’s actual results differ from its estimates of future cash flows. The amount of the impairment is written off in the period that such a determination is made.

Optional exemptions, practical expedients and policy elections

The Company has elected to treat shipping and handling activities as a cost of fulfillment rather than a separate performance obligation.

The Company has elected to exclude all sales and other similar taxes from the transaction price. Accordingly, the Company presents all collections from customers for these taxes on a net basis, rather than having to assess whether the Company is acting as an agent or a principal in each taxing jurisdiction.

In certain arrangements with customers, the Company has determined that certain promised goods or services are immaterial in the context of the contract, from both a quantitative and qualitative perspective.

The Company utilizes a portfolio approach in order to estimate amounts for service level agreement penalties and similar items for portfolios of contracts with similar characteristics, using estimates and assumptions that reflect the size and composition of the portfolio.

As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.  None of the Company’s contracts as of March 31, 2018 contained a significant financing component.

The Company has elected to use the ‘as-invoiced’ practical expedient for its performance obligations to provide account access and facilitate purchase transactions related to the Netspend segment.

The Company does not disclose the value of unsatisfied performance obligations (except for contractual minimums) for which revenue is recognized using (i) the “as-invoiced” practical expedient and (ii) the “direct allocation” method.

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company utilized the practical expedient to consider the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.

Impact of New Revenue Guidance on Financial Statement Line Items

The disclosure of the impact of adoption of ASC 606 on the Company’s consolidated balance sheets, statements of income, and statements of cash flows was as follows:

	March 31, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Prepaid expenses and other current assets	$224,684	$226,745	$(2,061)
Contract assets	80,683	-	80,683
Contract cost assets	151,758	257,432	(105,674)
Deferred income tax assets	8,104	7,227	877
Other assets	117,550	122,968	(5,418)
Liabilities:
Contract liabilities	78,805	75,138	3,667
Other liabilities (short-term and long-term)	317,188	347,538	(30,350)
Shareholders’ equity:
Accumulated other comprehensive loss, net	(21,219)	(21,132)	(87)
Retained earnings	3,117,519	3,122,342	(4,823)

	Three months ended March 31, 2018
(in thousands, except per share data)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Total revenues	$987,170	$1,362,501	$(375,331)
Total operating expenses	798,899	1,173,741	(374,842)
Operating income	188,271	188,760	(489)
Income taxes	18,135	18,247	(112)
Net income	143,102	143,480	(378)
Net income attributable to TSYS common shareholders	141,841	142,218	(377)
Basic earnings per share (EPS) attributable to TSYS common shareholders	0.78	0.78	(0.00)
Diluted EPS attributable to TSYS common shareholders	0.77	0.78	(0.00)

	Three months ended March 31, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Cash flows from operating activities:
Net income	$143,102	$143,480	$(378)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,389	121,591	(17,202)
Changes in contract assets and contract liabilities	498	(6,375)	6,873
Changes in contract cost assets	2,168	-	2,168
Changes in other current and other long-term liabilities	(22,700)	(22,680)	(20)

Cash flows from investing activities:
Additions to contract cost assets	-	(8,559)	8,559

Note 3 — Fair Value Measurement

Refer to Note 2 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding fair value measurement.

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2018 and 2017.

As of March 31, 2018, the Company had recorded goodwill in the amount of $4.1 billion.

Note 4 — Supplementary Balance Sheet Information

Cash and Cash Equivalents, and Restricted Cash

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

Cash, cash equivalents and restricted cash balances are summarized as follows:

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents in domestic accounts	$430,819	396,577
Cash and cash equivalents in foreign accounts	62,388	53,780
Total cash and cash equivalents	493,207	450,357
Restricted cash included in other assets	1,031	1,013
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$494,238	451,370

Restricted cash included in other assets in the consolidated balance sheets represents immaterial amounts required across the Company’s segments for operational purposes.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2018	December 31, 2017
Prepaid expenses	$63,847	65,159
Income taxes receivable	42,934	41,400
R&D state tax credit	22,642	22,642
Supplies inventory	17,465	17,072
Other	77,796	70,292
Total	$224,684	216,565

Contract Cost Assets, Net

Significant components of contract cost assets, net of accumulated amortization, are summarized as follows:

(in thousands)	March 31, 2018	December 31, 2017
Contract cost assets[1], net of accumulated amortization of $179.6 million and $176.4 million as of 2018 and 2017, respectively	$151,758	139,249
Payments for processing rights[2], net of accumulated amortization of $166.3 million as of 2017	-	119,416
Total	$151,758	258,665

Amortization expense related to contract cost assets is as follows:

	Three months ended
	March 31,
(in thousands)	2018	2017
Amortization expense related to:
Contract cost assets[1]	$10,726	8,173
Payments for processing rights[2]	-	5,219

[1]

Upon the Company’s adoption of ASC 606, costs to obtain or fulfill a contract are classified as contract cost assets. As of March 31, 2018, contract cost assets primarily relate to conversion costs. Costs to obtain a contract that qualify for capitalization are immaterial. See further discussion in Note 2. Prior to the Company’s adoption of ASC 606, contract cost assets were referred to as contract acquisition costs and included both conversion costs and payments for processing rights (signing incentives).

[2]

Upon the Company’s adoption of ASC 606, payments for processing rights (signing incentives) are classified as contract assets in the Company’s consolidated balance sheets. See further discussion in Note 2. Prior to the Company’s adoption of ASC 606, contract cost assets were referred to as contract acquisition costs and included both conversion costs and payments for processing rights.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2018	December 31, 2017
Accrued third-party commissions	$43,468	34,276
Accrued expenses	38,993	38,018
Dividends payable	24,351	24,886
Accrued interest	13,422	19,330
Litigation settlements	2,691	1,380
Income taxes payable	1,331	185
Other	118,989	107,847
Total	$243,245	225,922

Accumulated Other Comprehensive Loss (AOCL)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (AOCI) (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Foreign currency translation adjustments and transfers from noncontrolling interests	Gain on available-for-sale securities	Change in postretirement healthcare plans	Total accumulated other comprehensive income/(loss), net of tax
Balance as of December 31, 2017	$(43,464)	8,446	(1,130)	$(36,148)
Pretax amount	13,390	3,310	(231)	16,469
Tax effect	895	729	(84)	1,540
Net-of-tax amount	12,495	2,581	(147)	14,929
Balance as of March 31, 2018	$(30,969)	11,027	(1,277)	$(21,219)

There were no reclassifications of AOCI to net income or to other accounts for the three months ended March 31, 2018.

Note 5 — Long-Term Borrowings, Capital Lease Obligations and License Agreements

Term Loan Facility

On January 10, 2018, TSYS entered into a credit agreement with Bank of America, N.A. as Administrative Agent and other lenders party thereto from time to time. The credit agreement provides the Company with a $450 million two-year term loan facility (“Term Loan Facility”).  The Term Loan Facility was used to finance, in part, the Company’s acquisition of Cayan Holdings LLC (“Cayan”).

Borrowings under the credit agreement will accrue interest at the base rate (as defined in the Credit Agreement) or, for certain euro-denominated borrowings, the London Interbank Offered Rate (“LIBOR”), in each case plus a margin based on the Company’s corporate credit ratings. The applicable margin for loans bearing interest based on LIBOR ranges from 1.000% to 1.750%. The applicable margin for loans bearing interest based on the base rate ranges from 0.000% to 0.750%.

The credit agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of the Company’s corporate existence, material compliance with laws and the payment of taxes and other material obligations. The credit agreement also contains financial covenants requiring the maintenance as of the end of each fiscal quarter of (i) a minimum fixed charge coverage ratio of 2.5 to 1.0 and (ii) a maximum consolidated leverage ratio of 3.5 to 1.0, which may be increased upon the occurrence of certain events (including the consummation of the acquisition of Cayan). The Company was in compliance with all applicable covenants as of March 31, 2018.

Refer to Note 11 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for further discussion regarding long-term borrowings and capital lease obligations and license agreements.

Below is a summary of the Company’s borrowings and repayments on outstanding debt, capital lease obligations and license agreements:

	Three months ended March 31, 2018
(in thousands)	Borrowings	Capital lease obligations	License agreements	Total
Additional borrowings	$1,065,955	6,818	3,416	$1,076,189
Principal payments	125,000	3,553	457	129,010

Note 6 — Share-Based Compensation

Refer to Notes 1 and 17 of the Company’s audited financial statements for the year ended December 31, 2017, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

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

Below is a summary of share-based compensation expense for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
(in thousands)	2018	2017
Share-based compensation	$6,295	9,047

Nonvested Share Awards - Time-Based

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards. As of March 31, 2018, there was approximately $35.7 million of unrecognized compensation cost related to time-based nonvested share awards.

	Three months ended March 31,
	2018	2017
Number of shares granted	292,359	282,860
Market value (in millions)	$26.1	15.4

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest up to a maximum of 200%. During the first three months of 2018 and 2017, the Compensation Committee establishes performance goals based primarily on various financial and market-based measures. The Company’s market-based awards are based upon the Company’s Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 at the end of the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of March 31, 2018, there was approximately $28.2 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2020. As of March 31, 2018, there was approximately $4.8 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2020.

The following table summarizes the performance-based awards granted during the first three months of 2018 and 2017:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2018	December 2020	Adjusted Diluted EPS[1]	79,218	December 2020
2018	December 2018	Net Revenue and Adjusted Diluted EPS[1]	84,444	December 2020
2018	December 2019	Non-financial Operational Metric	11,304	December 2020
2017	December 2019	Adjusted Diluted EPS[1]	99,492	December 2019
2017	December 2017	Net Revenue and Adjusted Diluted EPS[1]	146,094	December 2019
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

The following table summarizes the market-based awards granted during the first three months of 2018 and 2017:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2018	December 2020	TSR	33,940	December 2020
2017	December 2019	TSR	42,644	December 2019

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Three months ended
	March 31,
	2018	2017
Number of options granted	341,659	481,712
Weighted average exercise price	$87.08	54.47
Risk-free interest rate	2.55%	1.77%
Expected volatility	21.80%	21.72%
Expected term (years)	4.8	4.6
Dividend yield	0.60%	0.73%
Weighted average fair value	$19.34	10.73

As of March 31, 2018, there was approximately $8.1 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 2.6 years.

Note 7 — Income Taxes

Refer to Notes 1 and 13 of the Company’s audited financial statements for the year ended December 31, 2017, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding income taxes.

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

TSYS’ effective tax rate was 12.0% and 31.4% for the three months ended March 31, 2018 and 2017, respectively. The primary reasons for the lower 2018 effective income tax rate as compared to the 2017 effective income tax rate are the lower 2018 statutory Federal income tax rate as enacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and favorable variances in discrete items related to excess tax benefits from share-based compensation.

On December 22, 2017, the President signed into law the Tax Act. Some key provisions of this law impacted the Company during this reporting period. One such provision was the reduction of the Federal corporate income tax rate from 35.0% to 21.0%. The Company’s consolidated financial statements reflect the impact of this rate reduction.

Additionally, the Tax Act provides for two U.S. tax base erosion provisions which began in 2018. They are the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”). TSYS’ calculations indicate no impact related to either of these provisions in 2018. However, TSYS will perform all necessary calculations, make any needed elections and report any future impacts of GILTI and BEAT as appropriate.

The Tax Act also provides for a new deduction starting in 2018 which impacted TSYS.  This deduction is described as a deduction for foreign-derived intangible income.  TSYS has appropriately incorporated the results of this calculated deduction in the Company’s consolidated financial statements, which is not significant for the three months ended March 31, 2018 or the year ending December 31, 2018.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits were $23.4 million and $23.8 million as of March 31, 2018 and December 31, 2017, respectively, which resulted in a decrease of $0.4 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $2.2 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2018 and December 31, 2017, that, if recognized, would affect the effective tax rates are $24.5 million and $24.5 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $1.4 million and $1.3 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

Note 8 — Segment Reporting and Major Customers

Refer to Note 20 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding segment reporting and major customers.

The following table presents the Company’s total assets by segment:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Issuer Solutions	$6,911,399	5,735,195
Merchant Solutions	4,204,303	3,136,395
Netspend	1,428,399	1,418,644
Intersegment assets	(5,012,384)	(3,958,545)
Total assets	$7,531,717	6,331,689

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	March 31, 2018	December 31, 2017
United States	$295,862	273,690
Europe	50,857	43,586
Other	13,392	7,942
Total	$360,111	325,218

The following table presents the Company’s depreciation and amortization by segment:

	Three months ended March 31,
(in thousands)	2018	2017
Depreciation and amortization by segment:
Issuer Solutions	$28,331	36,853
Merchant Solutions	7,825	7,022
Netspend	4,259	4,092
Segment depreciation and amortization	40,415	47,967
Acquisition intangible amortization	63,023	55,167
Corporate administration and other	951	1,044
Total depreciation and amortization[1]	$104,389	104,178

[1]	Client incentive/contract asset amortization are no longer included in depreciation and amortization due to the adoption of ASC 606 on January 1, 2018.

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended March 31, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$264,032	318,749	210,388	$793,169
Europe[1]	95,143	125	-	95,268
Canada[1]	77,582	279	-	77,861
Other[1]	20,602	270	-	20,872
Total	$457,359	319,423	210,388	$987,170

	Three months ended March 31, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Netspend	Total
United States	$260,729	563,108	197,058	$1,020,895
Europe[1]	70,115	80	-	70,195
Canada[1]	76,195	276	-	76,471
Other[1]	16,842	322	-	17,164
Total	$423,881	563,786	197,058	$1,184,725

[1]	Certain of these revenues are impacted by movements in foreign currency exchange rates.

As discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements, the most significant impact of the Company’s adoption of ASC 606 as of January 1, 2018 is primarily the result of gross versus net presentation of interchange and payment network fees. In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017.

The following table presents the Company’s operating results by segment:

Operating Segments	Three Months Ended March 31,
(in thousands)	2018	2017
Adjusted operating income by segment:
Issuer Solutions (a)	$150,991	133,873
Merchant Solutions (b)	110,014	91,279
Netspend (c)	49,353	48,648
Corporate Administration and Other	(38,401)	(35,574)
Adjusted segment operating income[1] (d)	271,957	238,226
Less:
Share-based compensation	6,295	9,047
TransFirst and Cayan merger & acquisition (M&A) and integration expenses[2]	14,368	4,868
Litigation, claims, judgments or settlements	-	1,961
Acquisition intangible amortization	63,023	55,167
Operating income	188,271	167,183
Nonoperating expenses, net	(37,642)	(29,903)
Income before income taxes and equity in income of equity investments	$150,629	137,280

Net revenue by segment:
Issuer Solutions (e)	$423,574	387,255
Merchant Solutions (f)	317,403	260,561
Netspend (g)	210,489	197,465
Segment net revenue	951,466	845,281
Less: intersegment revenues	15,969	12,389
Net revenue[3] (h)	935,497	832,892
Add: reimbursable items, interchange and payment network fees[4]	51,673	351,833
Total revenues	$987,170	1,184,725

Adjusted segment operating margin on net revenue:
Issuer Solutions (a)/(e)	35.6%	34.6%
Merchant Solutions (b)/(f)	34.7%	35.0%
Netspend (c)/(g)	23.4%	24.6%

Adjusted segment operating margin on net revenue (d)/(h)	29.1%	28.6%

[1]

Adjusted segment operating income excludes acquisition intangible amortization, TransFirst and Cayan M&A and integration expenses, share-based compensation and expenses associated with Corporate Administration and Other.

[2]	Excludes share-based compensation.
[3]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[4]

As discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements, the most significant impact of the Company’s adoption of ASC 606 as of January 1, 2018 is primarily the result of gross versus net presentation of interchange and payment network fees. In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017.

Major Customers

For the three months ended March 31, 2018 and 2017, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first three months of 2018 and 2017, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 6 for more information.

Equipment Acquired Under Capital Lease Obligations and Software Acquired Under License Agreements

There was approximately $6.8 million of equipment acquired under capital lease obligations and $3.4 million of software acquired under license agreements in the first three months of 2018. Additionally, the Company acquired $36.5 million of software through vendor financing and other arrangements in March 2018. During the first three months of 2017, the Company acquired approximately $1.9 million of equipment under capital lease obligations and software under license agreements.

Cayan Acquisition

Refer to Note 12 for a summary of the assets acquired and liabilities assumed in the Cayan acquisition in January 2018.

Note 10 — Commitments and Contingencies

Refer to Note 14 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding commitments and contingencies.

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

Specifically, ProPay has been named as one of a number of defendants (including other merchant processors) in each of the following purported class action complaints relating to TelexFree: (i) Waldermara Martin, et al. v. TelexFree, Inc., et al. (Case No. BK-S-14-12524-ABL) filed on May 3, 2014 in the United States Bankruptcy Court District of Nevada, (ii) Anthony Cellucci, et al. v. TelexFree, Inc., et. al. (Case No. 4:14-BK-40987) filed on May 15, 2014 in the United States Bankruptcy Court District of Massachusetts, (iii) Maduako C. Ferguson Sr., et al. v. Telexelectric, LLP, et. al (Case No. 5:14-CV-00316-D) filed on June 5, 2014 in the United States District Court of North Carolina, (iv) Todd Cook v. TelexElectric LLP et al. (Case No. 2:14-CV-00134), filed on June 24, 2014 in the United States District Court for the Northern District of Georgia, (v) Felicia Guevara v. James M. Merrill et al., (CA No. 1:14-cv-22405-DPG), filed on June 27, 2014 in the United State District Court for the Southern District of Florida, and (vi) Reverend Jeremiah Githere, et al. v. TelexElectric LLP et al. (Case No. 1:14-CV-12825-GAO), filed on June 30, 2014 in the United States District Court for the District of Massachusetts (together, the “Actions”). On October 21, 2014, the Judicial Panel on Multidistrict Litigation transferred and consolidated the Actions before the United States District Court for the District of Massachusetts (the “Consolidated Action”).

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

Note 11 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
(in thousands, except per share data)	Common Stock	Common Stock
Basic EPS:
Net income attributable to TSYS common shareholders	$141,841	105,868
Less income allocated to nonvested awards	(168)	(373)
Net income allocated to common stock for EPS calculation (a)	$141,673	105,495
Average common shares outstanding (b)	181,395	183,220
Basic EPS (a)/(b)	$0.78	0.58

Diluted EPS:
Net income attributable to TSYS common shareholders	$141,841	105,868
Less income allocated to nonvested awards	(168)	(373)
Add income allocated to nonvested awards[1]	168	373
Net income allocated to common stock for EPS calculation (c)	$141,841	105,868
Average common shares outstanding	181,395	183,220
Increase due to assumed issuance of shares related to common equivalent shares outstanding	1,236	1,067
Average nonvested awards[1]	667	651
Average common and common equivalent shares outstanding (d)	183,298	184,938
Diluted EPS (c)/(d)	$0.77	0.57

[1]

In accordance with the diluted EPS guidance under the two-class method, the Company uses the approach- either the treasury stock method or the two-class method assuming a participating security is not exercised- that is more dilutive. In 2018 and 2017, the Company used the two-class method.

	Three months ended
	March 31,
	2018	2017
(in thousands, except per share data)	Participating Securities	Participating Securities
Basic EPS:
Net income allocated to nonvested awards (a)	$168	373
Nonvested awards (b)	217	660
Basic EPS (a)/(b)	$0.77	0.57

Diluted EPS:
Net income allocated to nonvested awards (c)	$168	371
Average common and common equivalent shares outstanding (d)	217	660
Diluted EPS (c)/(d)	$0.77	0.56

The diluted EPS calculation excludes stock options and nonvested awards that are exercisable into 0.3 million common shares for the three months ended March 31, 2018, and excludes 0.6 million common shares for the three months ended March 31, 2017, respectively, because their inclusion would have been anti-dilutive.

Note 12 — Acquisitions

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding acquisitions.

Cayan

On January 11, 2018, TSYS completed the acquisition of 100 percent ownership of Cayan, a payment technology company focused on integrated payment solutions and merchant acquiring, in an all cash transaction valued at approximately $1.05 billion. In connection with the acquisition, the Company entered into a Loan Facility with Bank of America, N.A. as administrative agent and the other lenders a party thereto from time to time to provide a $450 million two-year bilateral loan (see Note 5). The results of the newly acquired business are being reported by TSYS as part of the Merchant Solutions segment.

The goodwill amount of $0.8 billion arising from the acquisition is primarily attributable to the expansion of customer base, differentiation in market opportunity and economies of scale expected from combining the operations of TSYS and Cayan. All of the goodwill was assigned to TSYS’ Merchant Solutions segment. The goodwill recognized is not expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Cayan and the preliminary recognized amounts of the identifiable assets acquired and liabilities assumed on January 11, 2018 (the acquisition date). These amounts will remain preliminary until the valuation analysis has been finalized. The measurement period during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment ends one year following the acquisition date. The Company continues to evaluate consideration paid, deferred taxes, intangible assets, goodwill and financial liabilities.

(in thousands)
Consideration
Cash	$1,053,709
Fair value of total consideration transferred	$1,053,709

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$16,856
Accounts receivable	16,846
Property, plant and equipment	27,048
Other assets	10,489
Identifiable intangible assets	321,585
Deferred tax liabilities	(113,828)
Other liabilities	(33,245)
Total identifiable net assets	245,751
Goodwill	807,958
Total identifiable assets acquired and liabilities assumed	$1,053,709

Identifiable intangible assets acquired in the Cayan acquisition include channel relationships, merchant relationships, current technology, the Cayan and Genius trade names, non-compete agreements and favorable leases. The identifiable intangible assets had no significant estimated residual value. These intangible assets are being amortized over their estimated useful lives of one to ten years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets. The fair value of the acquired identifiable intangible assets of $321.6 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. The fair values and useful lives of the identified intangible assets were primarily determined using forecasted cash flows, which included estimates for certain assumptions such as revenues, expenses, attrition rates and royalty rates. The estimated fair value of identifiable intangible assets acquired in the acquisition and the related estimated weighted average useful lives are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Merchant relationships	$172.5	8.0
Channel relationships	80.4	10.0
Technology	40.8	5.0
Trade names	22.9	3.5
Covenants not-to-compete	3.3	2.0
Favorable leases	1.7	6.5
Total acquired identifiable intangible assets	$321.6	7.7

The fair value measurement of the identifiable intangible assets represents Level 2 and Level 3 measurements as defined in ASC 820, Fair Value Measurement. Key assumptions include (a) cash flow projections based on market participant and internal data, (b) a discount rate of 12.0%, (c) a pre-tax royalty rate range of 1.5-2.0%, (d) attrition rate of 12.0%, (e) an effective tax rate of 27%, and (f) a terminal value based on a long-term sustainable growth rate of 3%.

In connection with the acquisition, TSYS incurred $13.6 million in acquisition-related costs primarily related to professional legal, finance, and accounting costs. These costs were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income for the three months ended March 31, 2018.

Pro Forma Results of Operations

The revenue and operating loss of Cayan included in the Company’s consolidated statements of income since the acquisition are $42.0 million and ($3.4) million, respectively.  The following unaudited pro forma financial information shows the results of operations of the combined entities as if the acquisition of Cayan had occurred on January 1, 2017.  The unaudited pro forma information reflects certain pro forma adjustments to the combined financial information of TSYS and Cayan.  The pro forma adjustments include incremental depreciation and amortization expense, incremental interest expense associated with new long-term debt and the elimination of non-recurring transaction costs directly related to the acquisition. Pro forma total revenues and pro forma net income attributable to TSYS common shareholders for the three months ended March 31, 2018 did not differ materially from actual total revenues and net income attributable to TSYS common shareholders.

Supplemental pro forma
Three months ended
(in thousands, except per share data)	March 31, 2017
Total revenues	$1,217,517
Net income attributable to TSYS common shareholders	$96,297

The unaudited pro forma financial information presented above does not purport to represent what the actual results of operations would have been if the acquisition of Cayan’s operations had occurred prior to January 1, 2017, nor is it indicative of the future operating results of TSYS. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.

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

The pro forma adjustments do not reflect the following material items that result directly from the acquisition and which impacted statement of operations following the acquisition:

"

Acquisition and related financing transaction costs relating to fees to investment bankers, attorneys, accountants, and other professional advisors, and other transaction-related costs that were not capitalized as deferred financing costs; and

"

The effect of anticipated cost savings or operating efficiencies expected to be realized and related restructuring charges such as technology and infrastructure integration expenses, and other costs related to the integration of Cayan into TSYS.

Note 13 — Subsequent Events

Redeemable Noncontrolling Interest

In April 2018, the Company acquired the remaining 15% equity interest in Central Payment Co., LLC from a privately-owned company for $126.0 million.

Senior Credit Facility

On April 23, 2018, TSYS entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as Administrative Agent and letter of credit issuer.  The Credit Agreement provides the Company with a $1.75 billion five-year revolving senior credit facility, which includes a $50 million sub-facility for the issuance of standby letters of credit.

The Credit Agreement was used to repay (i) in full, borrowings under that certain Credit Agreement dated February 23, 2016, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, as amended, and (ii) in part, borrowings under that certain Credit Agreement dated January 10, 2018, among the Company and Bank of America as administrative agent and the lenders party thereto, as amended.

Borrowings under the Credit Agreement will accrue interest at either the base rate (as defined in the Credit Agreement) or, for certain euro-denominated borrowings, the LIBOR, in each case plus a margin based on the Company’s corporate credit ratings.

The Credit Agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of the Company’s corporate existence, material compliance with laws and the payment of taxes and other material obligations. The Credit Agreement also contains financial covenants including (i) a minimum consolidated fixed charge coverage ratio (the “Minimum Fixed Charge Coverage Ratio”) of 2.5 to 1.0 and (ii) a maximum consolidated leverage ratio (“Maximum Leverage Ratio”) (x) of 4.00 to 1.0, for the fiscal quarter ending June 30, 2018, (y) of 3.75 to 1.0, for each of the fiscal quarters ending September 30, 2018, December 31, 2018 and March 31, 2019, and (z) of 3.50 to 1.0, for any fiscal quarter ending thereafter.

Management performed an evaluation of the Company’s activity as of the date these consolidated financial statements were issued and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (“TSYS'” or the “Company’s”) revenues are derived from providing payment processing services, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (“GPR”) prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses. The Company's services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Netspend.

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

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”).

Management’s discussion and analysis contains items prepared in conformity with GAAP, as well as non-GAAP measures. For detailed information and reconciliations to GAAP, refer to the discussion under the caption Non-GAAP Measures.

A  summary of the financial highlights for 2018, as compared to 2017, is provided below:

	Three months ended
	March 31,
			Percent
(in thousands, except per share data)	2018	2017	Change
Total revenues	$987,170	1,184,725	(16.7)%
Net revenue[1]	$935,497	832,892	12.3
Operating income	$188,271	167,183	12.6
Net income attributable to TSYS common shareholders	$141,841	105,868	34.0
Basic earnings per share (EPS) attributable to TSYS common shareholders[2]	$0.78	0.58	35.7
Diluted EPS attributable to TSYS common shareholders[2]	$0.77	0.57	35.2
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[3]	$330,922	287,237	15.2
Adjusted earnings[4]	$207,586	152,265	36.3
Adjusted diluted EPS[5]	$1.13	0.82	37.6
Cash flows from operating activities	$211,893	288,881	(26.7)
Free cash flow[6]	$165,657	256,456	(35.4)

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

[1]

Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and payment network fees charged by card associations or payment networks that are recorded by TSYS as expense.

[2]

Under GAAP, entities that have participating securities must compute basic EPS using the two-class method and compute diluted EPS using the more dilutive approach of either the two-class method or the treasury stock method. Refer to Note 11 in the Notes to Unaudited Consolidated Financial Statements for more information on EPS.

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

Financial Review

This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings. For a detailed discussion regarding these topics, refer to our Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

Critical Accounting Policies and Estimates

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for more information on changes to the Company’s critical accounting policies, estimates and assumptions on the judgments affecting the application of those estimates and assumptions in 2018.  TSYS has updated its revenue recognition policies in conjunction with the adoption of Accounting Standards Update 2014-09 (“ASC 606”) as further described in Notes 1 and 2 in the Notes to Unaudited Consolidated Financial Statements.  The most significant impact of adopting ASC 606 in 2018 is primarily the result of gross versus net presentation of interchange and payment network fees.  In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017.

Off-Balance Sheet Arrangements

Operating Leases

As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the consolidated balance sheets.

Contractual Obligations

The Company has long-term obligations which consist of required minimum future payments under contracts with certain of our distributors and other service providers.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements.

Results of Operations

Revenues

The Company generates revenues by providing transaction processing and other payment-related services. The Company’s pricing for transactions and services is complex. Each category of revenue has numerous fee components depending on the types of transactions processed or services provided. TSYS reviews its pricing and implements pricing changes on an ongoing basis. In addition, standard pricing varies among its regional businesses, and such pricing can be customized further for its clients through tiered pricing of various thresholds for volume activity. TSYS’ revenues are based upon transactional information accumulated by its systems. The Company’s revenues are impacted by currency translation of foreign operations, as well as doing business in the current economic environment.

Total revenues decreased 16.7%, for the three months ended March 31, 2018, compared to the same period in 2017. As discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements, the most significant impact of the Company’s adoption of ASC 606 as of January 1, 2018 is primarily the result of gross versus net presentation of interchange and payment network fees.  In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017. The impact of the acquisition of Cayan Holdings LLC (“Cayan”) on total revenues for the three months ended March 31, 2018 was $42.0 million. Revenues for the three months ended March 31, 2018 also included an increase of $11.2 million related to the effects of currency translation of the Company’s foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure. Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense and are mainly related to the Merchant Solutions segment. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage. The Company’s reimbursable items are primarily impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three months ended March 31, 2018 were $51.7 million, a decrease of 23.4% compared to the same period last year, primarily due to the Company’s adoption of ASC 606 as of January 1, 2018. See Note 2 in the Notes to Unaudited Consolidated Financial Statements.

Net revenue increased $102.6 million, or 12.3% during the three months ended March 31, 2018, compared to the same period in 2017. The increase in net revenue for the three months ended March 31, 2018, as compared to the same period in 2017, is primarily the result of organic growth, the acquisition of Cayan and an increase of $10.5 million associated with currency translation.

Major Customers

For discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three months ended March 31, 2018, the Company did not have a major customer on a consolidated basis.  However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

TSYS’ revenues in its Issuer Solutions segment are primarily derived from electronic payment processing.  There are certain basic core services directly tied to accounts on file (“AOF”) and transactions. These are provided to all of TSYS’ processing clients. The core services begin with AOF.

The core services include housing an AOF, authorizing transactions (authorizations), accumulating monthly transactional activity (transactions) and providing a monthly statement (statement generation). From these core services, TSYS’ clients also have the option to use fraud and portfolio management services which are based on authorizations processed and AOF, respectively. Collectively, these services are considered volume-based revenues.

Below is a summary of AOF for the Company’s Issuer Solutions segment:

(in millions)	As of March 31,
AOF	2018	2017	Percent Change
Consumer	486.5	450.0	8.1%
Commercial	55.2	50.0	10.6
Other	36.9	32.3	14.0
Traditional AOF[1]	578.6	532.3	8.7
Prepaid/Stored Value[2]	38.7	54.1	(28.3)
Government Services[3]	96.5	90.3	6.9
Commercial Card Single-Use[4]	97.5	85.3	14.2
Total AOF	811.3	762.0	6.5%

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

The Issuer Solutions segment provides payment processing and related services to clients based in the United States and internationally. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three months ended March 31, 2018.

Below is a summary of the Issuer Solutions segment:

	Three months ended
	March 31,
(in thousands, except key indicators)	2018	2017	Percent Change
Volume-based revenues	$205,624	190,305	8.0%
Non-volume related revenues:
Processing fees	79,841	74,178	7.6
Value-added, custom programming, licensing and other	76,055	65,093	16.8
Output and managed services	62,054	57,679	7.6
Total non-volume related revenues	217,950	196,950	10.7
Net revenue[1]	$423,574	387,255	9.4
Adjusted segment operating income[2]	$150,991	133,873	12.8
Adjusted segment operating margin[3]	35.6%	34.6%
Key indicators (in millions):
AOF	811.3	762.0	6.5
Transactions	5,547.9	4,876.6	13.8

[1]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three months ended March 31, 2018, approximately 48.5% of net revenue was driven by the volume of AOF and transactions processed and approximately 51.5% was derived from non-volume based revenues.

Segment net revenue for the three months ended March 31, 2018, as compared to the same period in 2017, included an increase of $10.5 million associated with currency translation.

The increase in net revenue for the three months ended March 31, 2018, as compared to the same period in 2017, was driven by organic growth, partially offset by a decrease in net revenue associated with the adoption of ASC 606.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into more or fewer U.S. dollars, which impacts the comparison to prior periods when the U.S. dollar was stronger or weaker.

Merchant Solutions

The Merchant Solutions segment provides merchant processing and related services to clients based primarily in the United States. Merchant Solutions revenues are derived from providing processing services, acquiring solutions, related systems and support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant Solutions include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; and merchant billing services. This segment has no major customers for the three months ended March 31, 2018.

The Merchant Solutions segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale (POS). This segment's authorization and capture transactions are primarily through Internet connectivity.

Below is a summary of the Merchant Solutions segment:

	Three months ended
	March 31,
(in thousands, except key indicators)	2018	2017	Percent Change
Net revenue[1]	$317,403	260,561	21.8%
Adjusted segment operating income[2]	$110,014	91,279	20.5
Adjusted segment operating margin[3]	34.7%	35.0%
Key indicators:
Dollar sales volume (in millions)	$37,266.7	29,120.4	28.0
POS transactions (in millions)	1,339.6	1,127.7	18.8
Net revenue per POS transaction	$0.237	0.231	2.6

[1]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.

For the three months ended March 31, 2018, approximately 93.5% of TSYS’ Merchant Solutions segment net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.5% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation and risk and collection services performed.

The increase in net revenue and adjusted segment operating income for the three months ended March 31, 2018, as compared to the same period in 2017, was driven by $42.0 million of revenues related to the acquisition of Cayan on January 11, 2018 and higher processing volumes, product fees and processing fees.

Netspend

Netspend provides GPR prepaid cards, payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States. Netspend’s products provide customers with access to depository accounts insured by the Federal Deposit Insurance Corporation (FDIC) with a menu of pricing and features specifically tailored to their needs. Netspend has an extensive distribution and reload network comprising financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that issue the products that Netspend develops, promotes and distributes. Netspend currently has active agreements with six issuing banks.

The Netspend segment markets its products through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs, and contractual relationships with corporate employers. This segment has no major customers and one major third-party distributor for the three months ended March 31, 2018.

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

Below is a summary of the Netspend segment:

	Three months ended
	March 31,
(in thousands, except key indicators)	2018	2017	Percent Change
Net revenue[1]	$210,489	197,465	6.6%
Adjusted segment operating income[2]	$49,353	48,648	1.4
Adjusted segment operating margin[3]	23.4%	24.6%
Key indicators (in millions):
Gross dollar volume[4]	$9,690.0	9,607.2	0.9
Number of active cards[5]	5.2	5.1	1.5
Number of active cards with direct deposit[6]	2.7	2.9	(6.4)
Percentage of active cards with direct deposit	51.1%	55.4%

[1]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.
[4]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using Netspend products.
[5]

Number of active cards represents the total number of cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination, adjusted to remove prepaid cards that consumers upgraded to a demand deposit account during the period.

[6]

Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination, adjusted to remove prepaid cards that consumers upgraded to a demand deposit account during the period.

For the three months ended March 31, 2018, 69.9% of revenues were derived from service fees charged to customers and 30.1% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards and in particular by the number of cards with direct deposit. Customers with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume. Substantially all of the Netspend segment revenues were volume driven as they were driven by the active card and gross dollar volume indicators.

Segment net revenue for the three months ended March 31, 2018, as compared to the same period in 2017, increased $13.0 million. Service fee revenue increased $14.2 million, or 10.7%. This increase was substantially driven by an increase in the number of active cards during the three months ended March 31, 2018. Revenues from interchange and other services decreased $1.2 million, or 1.9%. While gross dollar volume increased 0.9% during the three months ended March 31, 2018, as compared to the same period in 2017, other revenues were negatively impacted during this period related to the adoption of ASC 606.

On January 25, 2018, the Consumer Financial Protection Bureau (“CFPB”) announced that it had finalized updates to its 2016 prepaid rule. The CFPB’s 2016 prepaid rule put in place requirements for treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The changes announced by the CFPB adjust requirements for resolving errors on unregistered accounts, provide greater flexibility for credit cards linked to digital wallets, and extend the effective date of the rule by one year to April 2019. The Company will continue to review and interpret the new rule and analyze its expected impact on Netspend’s business.

Operating Expenses

The Company’s operating expenses were $798.9 million for the three months ended March 31, 2018, compared to $1.0 billion for the same period in 2017. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three months ended March 31, 2018 decreased $218.6 million mainly due to the adoption of ASC 606 and the net presentation of interchange and payment network fees. See Note 2 in the Notes to Unaudited Consolidated Financial Statements for further discussion of the Company’s adoption of ASC 606 as of January 1, 2018. The decrease was partially offset by an increase in operating expenses for Cayan as well as increased acquisition expenses and amortization of acquisition intangibles.

The Company’s cost of services were $613.4 million for the three months ended March 31, 2018, which was a decrease of 28.8% compared to the same period last year. The decrease in cost of services for the three months ended March 31, 2018 is due to the adoption of ASC 606 and the presentation of interchange and payment network fees on a net basis. The Company’s selling, general and administrative expenses were $185.5 million for the three months ended March 31, 2018, an increase of 19.2%, compared to the same period last year. The increase in selling, general, and administrative costs for the three months ended March 31, 2018 is the result of an increase in acquisition expenses and amortization of acquisition intangibles.

The Company’s transaction and integration expenses related to the acquisition of Cayan in January 2018 were $13.6 million for the three months ended March 31, 2018. These expenses consist of costs related to the completion of the acquisition such as legal, accounting and professional fees, share-based compensation, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 12.6%, for the three months ended March 31, 2018, compared to the same period in 2017. The Company’s operating profit margins for the three months ended March 31, 2018, were 19.1% compared to 14.1% for the same period last year. TSYS’ operating margin increased for the three  months ended March 31, 2018, as compared to the same period in 2017, due primarily to the adoption of ASC 606 and the presentation of interchange and payment network fees on a net basis.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense and gains and losses on currency transactions. Net nonoperating expense increased for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in net nonoperating expense for the three months ended March 31, 2018 was due primarily to increased interest expense.

The following table provides a summary of nonoperating expenses, net:

	Three months ended
	March 31,
(in thousands)	2018	2017	Percent Change
Interest expense[1]	$(37,400)	(30,218)	(23.8)%
Interest income	747	445	67.7
Currency translation losses, net	(427)	(311)	(37.3)
Other	(562)	181	nm
Total	$(37,642)	(29,903)	(25.9)
nm = not meaningful
[1]	Interest expense includes interest on Senior Notes of $25.5 million for the three months ended March 31, 2018 and $25.4 million for the same period in 2017.

Interest expense for the three months ended March 31, 2018, increased $7.2 million compared to the same period in 2017. The increase in interest expense for the three months ended March 31, 2018 was primarily the result of increased debt financing related to the acquisition of Cayan.

Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. dollars. For its subsidiaries whose functional currency is other than the

U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s consolidated statements of income.

The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s consolidated statements of income.

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2018, was approximately $20.5 million, the majority of which is denominated in U.S. dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of March 31, 2018 was $46.6 million.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 13 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.  See also Note 7 in the Notes to Unaudited Consolidated Financial Statements for additional information on income taxes.

Below is a summary of income tax expense:

	Three months ended
	March 31,
(in thousands)	2018	2017	Percent Change
Income tax expense	$18,135	43,082	(57.9)%
Effective income tax rate	12.0%	31.4%

The primary reasons for the lower 2018 effective income tax rate as compared to the 2017 effective income tax rate are the lower 2018 statutory Federal income tax rate as enacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and favorable variances in discrete items related to excess tax benefits from share-based compensation.

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

No provision for U.S. federal and state income taxes has been made in the Company’s current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $109.7 million as of March 31, 2018. Although TSYS does not intend to repatriate these earnings, a distribution of these non-U.S. earnings in the form of dividends, or otherwise, may subject the Company to withholding taxes payable to some of the various non-U.S. countries.

Pursuant to the Tax Act, some amounts related to repatriation of foreign accumulated earnings and related to executive compensation may be considered provisional amounts pursuant to SEC Staff Accounting Bulletin

No. 118.  As such, these amounts may be adjusted during the measurement period ending December 31, 2018.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended
	March 31,
(in thousands)	2018	2017	Percent Change
Equity in income of equity investments, net of tax	$10,608	12,909	(17.8)%

The decrease in equity income for the three months ended March 31, 2018, compared to the same period in 2017, is primarily the result of China UnionPay Data Services Co., LTD in 2017 included an adjustment for an under-accrual of 2016 results.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended
	March 31,
(in thousands, except per share data)	2018	2017	Percent change
Net income	$143,102	107,107	33.6%
Net income attributable to noncontrolling interests	(1,261)	(1,239)	(1.8)
Net income attributable to TSYS common shareholders	$141,841	105,868	34.0
Basic EPS attributable to TSYS common shareholders[1]	$0.78	0.58	35.7
Diluted EPS attributable to TSYS common shareholders[1]	$0.77	0.57	35.2

[1]

Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 11 in the Notes to Unaudited Consolidated Financial Statements for more information on EPS.

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

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended
	March 31,
(in thousands)	2018	2017
Operating income (GAAP) (a)	$188,271	167,183
Total revenues (GAAP) (b)	$987,170	1,184,725
Less: reimbursable items, interchange and payment network fees	51,673	351,833
Net revenue (non-GAAP) (c)	$935,497	832,892
Operating margin (as reported) (GAAP) (a)/(b)	19.1%	14.1%
Operating margin on a net revenue basis (non-GAAP) (a)/(c)	20.1%	20.1%

Adjusted EBITDA

	Three months ended
	March 31,
(in thousands)	2018	2017
Net income (GAAP)(a)	$143,102	107,107
Adjust for:
Less: Equity in income of equity investments	(10,608)	(12,909)
Add: Income tax expense	18,135	43,082
Add: Interest expense, net	36,652	29,773
Add: Depreciation and amortization	104,389	104,178
Add: Client incentive/contract asset amortization[1]	6,874	-
Add: Contract cost asset amortization[1]	10,726	-
Add: Loss on foreign currency translation	427	311
Add/Less: Other nonoperating expenses (income)	562	(181)
Add: Share-based compensation	6,295	9,047
Add: TransFirst and Cayan M&A and integration expenses[2]	14,368	4,868
Add: Litigation, claims, judgments or settlements[3]	-	1,961
Adjusted EBITDA (non-GAAP)(b)	$330,922	287,237

Total revenues (c)	$987,170	1,184,725
Net income margin on total revenues (GAAP) (a)/(c)	14.5%	9.0%

Net revenue (d)	$935,497	832,892
Adjusted EBITDA margin on net revenue (non-GAAP) (b)/(d)	35.4%	34.5%

[1]	Client incentive and contract asset amortization are no longer included in depreciation and amortization due to the adoption of ASC 606 on January 1, 2018.
[2]	Costs associated with the TransFirst and Cayan acquisitions which are included in selling, general and administrative expenses nonoperating expenses.
[3]	Litigation settlement or settlement discussions and related legal expenses.

Adjusted Earnings and Adjusted Diluted Earnings Per Share

	Three months ended
	March 31,
(in thousands, except per share data)	2018	2017
Income attributable to TSYS common shareholders from continuing operations (GAAP)	$141,841	105,868
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	62,988	55,002
Add: Share-based compensation	6,294	9,041
Add: TransFirst and Cayan M&A and integration expenses[1]	14,368	4,825
Add: Litigation, claims, judgments or settlements[2]	-	1,961
Less: Tax impact of adjustments[3]	(17,905)	(24,432)
Adjusted earnings (non-GAAP)	$207,586	152,265

Diluted EPS - Income from continuing operations attributable to TSYS common shareholders:
As reported (GAAP)	$0.77	0.57
Adjusted diluted EPS (non-GAAP)	$1.13	0.82

Weighted average diluted shares	183,298	184,938

[1]	Costs associated with the TransFirst and Cayan acquisitions which are included in selling, general and administrative expenses and nonoperating expenses.
[2]	Litigation claims, judgments, settlements or settlement discussions and related legal expenses.
[3]	Certain of these merger and acquisition costs are nondeductible for income tax purposes. Income tax impact includes a discrete item as a result of the acquisition.

Free Cash Flow
	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities (GAAP)	$211,893	288,881
Capital expenditures	(46,236)	(32,425)
Free cash flow (non-GAAP)	$165,657	256,456

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

Cash Flows From Operating Activities

	Three months ended
	March 31,
(in thousands)	2018	2017
Net income	$143,102	107,107
Depreciation and amortization	104,389	104,178
Provisions for cardholder losses	15,545	12,548
Share-based compensation	6,295	9,047
Provisions for bad debt expenses and billing adjustments	2,839	1,921
Charges for transaction processing provisions	729	1,917
Amortization of debt issuance costs	1,035	1,079
Deferred income tax expense	15,180	891
Equity in income of equity investments	(10,608)	(12,909)
Other noncash items and charges, net	662	530
Net change in current and other assets and current and other liabilities	(67,275)	62,572
Net cash provided by operating activities	$211,893	288,881

TSYS’ main source of funds is derived from operating activities, specifically net income. The change in depreciation and amortization is mainly the result of the adoption of ASC 606 partially offset by the acquisition of Cayan. Net change in current and other assets and current and other liabilities includes accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, contract assets, contract cost assets, other current liabilities and other liabilities. The change in accounts receivable as of March 31, 2018, as compared to March 31, 2017, is the result of timing of collections. The change in accounts payable and other liabilities for the same period is the result of the timing of payments of vendor invoices. The change in accrued salaries and employee benefits is due primarily to changes in incentive bonuses and benefits paid in the first three months ended March 31, 2018 compared to the same period in 2017.

Impact of adoption of ASC 606

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. Upon the Company’s adoption of ASC 606 as of January 1, 2018, costs to obtain or fulfill a contract are classified as contract cost assets and payments for processing rights or signing incentives are classified as contract assets in the Company’s consolidated balance sheets.  See Notes 2 and 4 to the Company’s consolidated financial statements.

The Company’s investments in contract cost assets were $2.2 million for the three months ended March 31, 2018. The decrease in additions to contract costs assets for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily attributable to payments for processing rights that are included in the changes in contract assets and liabilities in the operating activities section of the Company’s consolidated statements of cash flows upon the Company’s adoption of ASC 606 as of January 1, 2018.

Cash Flows From Investing Activities

	Three months ended
	March 31,
(in thousands)	2018	2017
Cash used in acquisitions, net of cash acquired	$(1,036,853)	-
Purchases of property and equipment	(22,069)	(12,240)
Additions to internally developed computer software	(10,340)	(7,355)
Additions to licensed computer software from vendors	(13,827)	(5,162)
Other investing activities	(1,550)	(379)
Additions to contract acquisition costs	-	(7,668)
Net cash used in investing activities	$(1,084,639)	(32,804)

The primary uses of cash for investing activities in 2018 were for the acquisition of Cayan, purchases of property and equipment, internal development of computer software and the purchase of licensed computer software. The primary uses of cash for investing activities in 2017 were for purchases of property and equipment, additions to contract acquisition costs, internal development of computer software and the purchase of licensed computer software.

Cash Flows From Financing Activities

	Three months ended
	March 31,
(in thousands)	2018	2017
Principal payments on long-term borrowings, capital lease obligations and license agreements	$(129,010)	(104,654)
Purchase of noncontrolling interest	-	(70,000)
Dividends paid on common stock	(23,496)	(18,333)
Subsidiary dividends paid to noncontrolling shareholders	(1)	(752)
Repurchase of common stock under plans and tax withholding	(24)	(17)
Proceeds from borrowings of long-term debt	1,040,000	-
Proceeds from exercise of stock options	26,461	4,207
Net cash provided by (used in) financing activities	$913,930	(189,549)

The main uses of cash for financing activities in 2018 were principal payments on long-term borrowings, capital lease obligations and license agreements, and the payment of dividends. The main source of cash provided by financing activities in 2018 is the proceeds from borrowing of long-term debt and exercises of stock options. The main source of cash provided by financing activities in 2017 was the proceeds from exercises of stock options. The main uses of cash for financing activities in 2017 were principal payments on long-term borrowings, capital lease obligations and license agreements, the purchase of an additional ten percent interest in Central Payment Co., LLC (“CPAY”), and the payment of dividends.

Borrowings

On January 10, 2018, TSYS entered into a credit agreement with Bank of America, N.A. as Administrative Agent and other lenders party thereto from time to time. The credit agreement provides the Company with a $450 million two-year term loan facility (“Term Loan Facility”). The Term Loan Facility was used to finance, in part, the Company’s acquisition of Cayan.

In 2016, the Company entered into a Credit Agreement (“2016 Credit Agreement”) which provides the Company with a $700 million five-year term loan facility (“Term Loan Facility”) consisting of (i) a $300 million term loan (“Refinancing Term Loan”) funded upon entry into the 2016 Credit Agreement and (ii) a $400 million term loan (“Delayed Draw Term Loan”). The 2016 Credit Agreement also provides the Company with a $800 million unsecured revolving credit facility (“Revolving Loan Facility”). During the three months ended March 31, 2018, the Company did not make any payments on the Term Loan Facility. The balance as of March 31, 2018 was $818.8 million net of discount and debt issuance costs on the Term Loan Facility. As of March 31, 2018, the outstanding balance on the Revolving Loan Facility was $665.0 million.

Refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Dividends

Dividends on common stock of $23.5 million and $18.3 million were paid during the three months ended March 31, 2018 and 2017, respectively. The Company increased its quarterly dividend from $0.10 per share to $0.13 in July 2017. For the three months ended March 31, 2018, the Company paid dividends of $0.13 per share compared to $0.10 per share for the three months ended March 31, 2017.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The Company did not purchase any shares under the plan during the three months ended March 31, 2018 or 2017. The Company has 10.5 million shares available to be purchased under the plan.

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result, global markets were adversely impacted, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Uncertainty over the terms of the withdrawal of the U.K. from the E.U. may create global economic uncertainty, and have unknown social and geopolitical impact, which may adversely affect the Company’s business, results of operations and financial condition. TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

TSYS maintains operating cash accounts outside the United States. Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on cash and cash equivalents. TSYS has adopted the permanent reinvestment exception under GAAP with respect to future earnings of certain foreign subsidiaries. While some of the foreign cash is available to repay intercompany financing arrangements, some remaining amounts may not be presently available to fund domestic operations and obligations without paying withholding taxes upon its repatriation. Demand on the Company’s cash has increased as a result of its strategic initiatives. TSYS funds these initiatives through a balance of internally generated cash, external sources of capital and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., TSYS will continue to utilize these funds for local liquidity needs.  Under current law, balances available to be repatriated to the U.S. may be subject to foreign withholding taxes. Pursuant to the Tax Cuts and Jobs Act of 2017, TSYS has not provided for the U.S. federal tax liability on these amounts for financial statement purposes. TSYS utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the locations where it is needed.

Impact of Inflation

Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 1.0:1. As of March 31, 2018, TSYS had working capital deficit of $39.6 million compared to working capital of $90.2 million as of December 31, 2017. The change in working capital was the result of the increase in short-term debt associated with new borrowings.

Legal Proceedings

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2017, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding commitments and contingencies including legal proceedings. Also, for more information regarding the Company’s legal proceedings, refer to Note 9 in the Notes to Unaudited Consolidated Financial Statements.

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

These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the Company’s forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:

•	the material breach of security of any of TSYS’ systems and software;
•	TSYS incurs expenses associated with the signing of a significant client;
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
•

the impact of potential and completed acquisitions, particularly the completed Cayan and TransFirst acquisitions, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;

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

•	TSYS’ ability to obtain and protect its own patents and intellectual property and also avoid liability for infringement of third party rights;
•	the effect of current domestic and worldwide economic and geopolitical conditions;
•	the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
•	the potential for TSYS’ systems and software to contain undetected errors, viruses or defects;
•

other risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form
10-K for the fiscal year ended December 31, 2017 and other filings with the Securities and Exchange Commission; and

•	TSYS’ ability to manage the foregoing and other risks.

These forward-looking statements speak only as of the date on which they are made and TSYS disclaims any obligation to update any forward-looking statement as a result of new information, future developments or otherwise except as required by law.

Subsequent Events

Redeemable Noncontrolling Interest

In April 2018, the Company acquired the remaining 15% equity interest in CPAY from a privately-owned company for $126.0 million.

Senior Credit Facility

On April 23, 2018, TSYS entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as Administrative Agent and letter of credit issuer.  The Credit Agreement provides the Company with a $1.75 billion five-year revolving senior credit facility, which includes a $50 million sub-facility for the issuance of standby letters of credit.

The Credit Agreement was used to repay (i) in full, borrowings under that certain Credit Agreement dated February 23, 2016, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, as amended, and (ii) in part, borrowings under that certain Credit Agreement dated January 10, 2018, among the Company and Bank of America as administrative agent and the lenders party thereto, as amended.

Borrowings under the Credit Agreement will accrue interest at either the base rate (as defined in the Credit Agreement) or, for certain euro-denominated borrowings, the London Interbank Offered Rate (“LIBOR”), in each case plus a margin based on the Company’s corporate credit ratings.

The Credit Agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of the Company’s corporate existence, material compliance with laws and the payment of taxes and other material obligations. The Credit Agreement also contains financial covenants including (i) a minimum consolidated fixed charge coverage ratio (the “Minimum Fixed Charge Coverage Ratio”) of 2.5 to 1.0 and (ii) a maximum consolidated leverage ratio (“Maximum Leverage Ratio”) (x) of 4.00 to 1.0, for the fiscal quarter ending June 30, 2018, (y) of 3.75 to 1.0, for each of the fiscal quarters ending September 30, 2018, December 31, 2018 and March 31, 2019, and (z) of 3.50 to 1.0, for any fiscal quarter ending thereafter.

Management performed an evaluation of the Company’s activity as of the date these consolidated financial statements were issued and has concluded that, other than as set forth above, there are no significant subsequent events requiring disclosure.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars as of March 31, 2018:

(in thousands)	As of March 31, 2018
Europe	$195,868
China	143,532
Cyprus	44,781
Other	10,570

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

TSYS records foreign currency translation adjustments associated with other balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies, primarily in U.S. dollars and Euros. As TSYS translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the consolidated statements of income.

TSYS recorded net translation losses of approximately $0.4 million respectively, for the three months ended March 31, 2018 relating to the translation of cash and other balance sheet accounts.  The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2018, was approximately $20.5 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of March 31, 2018, was $46.6 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $46.6 million as of March 31, 2018.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$466	2,329	4,657	(466)	(2,329)	(4,657)

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is subject to changes in interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates.

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2018, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

TSYS completed the acquisition of Cayan in January 2018. TSYS is currently evaluating the Cayan accounting and reporting process with TSYS’ framework of internal control over financial reporting.

No change in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the following:

TSYS adopted the new revenue guidance under Accounting Standards Update 2014-09 (ASC 606) as of January 1, 2018.  The adoption of this guidance required the implementation of new accounting processes, procedures and internal controls over financial reporting surrounding the adoption of the standard, periodic reporting and expanded disclosures. Additionally, on January 1, 2018, the Company implemented a new revenue software solution to facilitate compliance with the standard.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding TSYS’ legal proceedings, refer to Note 10 of the Notes to Unaudited Consolidated Financial Statements which is incorporated by reference into this item.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs	[2]
January 2018	-	[1]	$83.75	[1]	9,500		10,500
February 2018	-		-		9,500		10,500
March 2018	-		-		9,500		10,500
Total	-	[3]	$83.75

[1]	Denotes a total of 289 shares in January withheld for payment of taxes.
[2]

In January 2015, TSYS’ Board of Directors approved a stock repurchase plan to repurchase up to 20 million shares of TSYS stock.   The shares may be purchased from time to time at prices considered appropriate. There is no expiration date for the plan.

[3]	Total number of shares purchased amounts may not total due to rounding.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description
10.1	Form of Performance Share Agreement for performance share awards with nonfinancial metrics under the Total System Services, Inc. 2017 Omnibus Plan

10.2

Credit Agreement of Total System Services, Inc., dated as of April 23, 2018, with Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, MUFG Bank, Ltd., Capital One, N.A., Regions Bank, SunTrust Bank, TD Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, with Bank of America Merrill Lynch and JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., Capital One, N.A., Regions Bank, Suntrust Robinson Humphrey, Inc., TD Securities (USA) LLC, U.S. Bank National Association and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 24, 2018

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

TOTAL SYSTEM SERVICES, INC.

Date: May 8, 2018	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer

Date: May 8, 2018	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and
Chief Financial Officer