Form 10-Q
period 2018-06-30
TOTAL SYSTEM SERVICES INC
filed 2018-08-07
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: July 31, 2018
Common Stock, $0.10 par value	182,418,038 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (Note 4)	$460,019	450,357
Accounts receivable, net of allowances for doubtful accounts and billing adjustments of $5.4 million and $5.9 million as of 2018 and 2017, respectively	440,875	412,322
Contract assets (Note 2)	34,083	-
Prepaid expenses and other current assets (Note 4)	202,045	216,565
Total current assets	1,137,022	1,079,244
Contract assets (Note 2)	54,018	-
Goodwill (Note 3)	4,088,579	3,264,071
Other intangible assets, net of accumulated amortization of $708.5 million and $600.9 million as of 2018 and 2017, respectively	904,281	727,146
Intangible assets - computer software, net of accumulated amortization of $881.9 million and $849.3 million as of 2018 and 2017, respectively	452,818	383,715
Property and equipment, net of accumulated depreciation and amortization of $521.7 million and $521.1 million as of 2018 and 2017, respectively	363,336	325,218
Contract cost assets, net of accumulated amortization (Notes 2 and 4)	147,512	258,665
Equity investments, net	187,818	163,518
Deferred income tax assets	7,177	6,091
Other assets	123,929	124,021
Total assets	$7,466,490	6,331,689
Liabilities
Current liabilities:
Current portion of long-term borrowings (Note 5)	$12,854	559,050
Accounts payable	63,282	62,310
Contract liabilities (Note 2)	54,701	52,913
Accrued salaries and employee benefits	47,404	82,135
Current portion of obligations under capital leases and license agreements (Note 5)	8,495	6,762
Other current liabilities (Note 4)	258,837	225,922
Total current liabilities	445,573	989,092
Long-term borrowings, excluding current portion (Note 5)	4,014,919	2,591,949
Deferred income tax liabilities	371,343	238,317
Contract liabilities (Note 2)	19,111	48,526
Obligations under capital leases and license agreements, excluding current portion (Note 5)	38,268	36,053
Other long-term liabilities	75,580	71,070
Total liabilities	4,964,794	3,975,007
Redeemable noncontrolling interest in consolidated subsidiary	-	115,689
Commitments and contingencies (Note 10)
Shareholders' Equity
Shareholders’ equity:
Common stock- $0.10 par value. Authorized 600,000 shares; 202,765 issued as of 2018 and 2017; 182,396 and 180,903 outstanding as of 2018 and 2017, respectively	20,277	20,277
Additional paid-in capital	165,137	162,806
Accumulated other comprehensive loss, net (Note 4)	(45,022)	(36,148)
Treasury stock, at cost (20,369 and 21,862 shares as of 2018 and 2017, respectively)	(874,742)	(909,960)
Retained earnings	3,236,046	3,004,018
Total shareholders’ equity	2,501,696	2,240,993
Total liabilities and shareholders' equity	$7,466,490	6,331,689

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Total revenues (Notes 2 and 8)	$1,007,580	1,222,375	1,994,750	2,407,100
Cost of services (Note 2)	617,818	877,887	1,231,183	1,739,744
Selling, general and administrative expenses	181,064	151,240	366,598	306,925
Total operating expenses	798,882	1,029,127	1,597,781	2,046,669
Operating income	208,698	193,248	396,969	360,431
Nonoperating expenses, net	(41,170)	(30,042)	(78,812)	(59,945)
Income before income taxes and equity in income of equity investments	167,528	163,206	318,157	300,486
Income taxes (Note 7)	37,415	56,207	55,549	99,289
Income before equity in income of equity investments	130,113	106,999	262,608	201,197
Equity in income of equity investments, net of tax	12,322	9,513	22,929	22,422
Net income	142,435	116,512	285,537	223,619
Net income attributable to noncontrolling interests	-	(1,498)	(1,261)	(2,737)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$142,435	115,014	284,276	220,882
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11)	$0.78	0.62	1.56	1.20
Diluted EPS attributable to TSYS common shareholders (Note 11)	$0.78	0.62	1.55	1.19

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$142,435	116,512	285,537	223,619
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(21,752)	7,054	(9,257)	12,566
Postretirement healthcare plan adjustments	(211)	123	(358)	247
Unrealized (loss) gain on available-for-sale securities	(1,840)	66	741	(1,793)
Other comprehensive (loss) income	(23,803)	7,243	(8,874)	11,020
Comprehensive income	118,632	123,755	276,663	234,639
Comprehensive income attributable to noncontrolling interests	-	(1,499)	(1,261)	(2,738)
Comprehensive income attributable to TSYS common shareholders	$118,632	122,256	275,402	231,901

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$285,537	223,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,679	203,537
Provisions for cardholder losses	34,433	27,587
Share-based compensation	20,524	20,055
Provisions for bad debt expenses and billing adjustments	5,170	4,906
Charges for transaction processing provisions	3,177	4,053
Amortization of debt issuance costs	2,362	2,163
Dividends received from equity investments	892	943
(Gain) loss on foreign currency	(107)	824
Amortization of bond discount	482	449
Loss on disposal of equipment, net	32	428
Deferred income tax expense (benefit)	18,657	(18,191)
Equity in income of equity investments, net of tax	(22,929)	(22,422)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,489)	(12,090)
Contract assets and contract liabilities	(8,797)	5,224
Contract cost assets	2,989	-
Prepaid expenses, other current assets and other long-term assets	5,111	845
Accounts payable	(3,368)	13,177
Accrued salaries and employee benefits	(38,784)	(27,160)
Other current liabilities and other long-term liabilities	(25,978)	(26,969)
Net cash provided by operating activities	470,593	400,978

Cash flows from investing activities:
Purchases of property and equipment	(48,608)	(26,739)
Additions to contract acquisition costs	-	(14,655)
Additions to internally developed computer software	(19,934)	(13,581)
Additions to licensed computer software from vendors	(19,216)	(10,568)
Cash used in acquisitions, net of cash acquired	(1,051,629)	-
Other investing activities	(4,119)	(759)
Net cash used in investing activities	(1,143,506)	(66,302)

Cash flows from financing activities:
Principal payments on long-term borrowings, capital lease obligations and license agreements	(2,626,534)	(234,093)
Purchase of noncontrolling interest	(126,000)	(70,000)
Dividends paid on common stock	(47,190)	(36,734)
Subsidiary dividends paid to noncontrolling shareholders	(3,778)	(3,885)
Repurchase of common stock under plans and tax withholding	(82)	(24)
Debt issuance costs	(15,979)	-
Proceeds from borrowings of long-term debt	3,477,000	-
Proceeds from exercise of stock options	29,289	8,987
Net cash provided by (used in) financing activities	686,726	(335,749)

Cash, cash equivalents and restricted cash:
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,143)	3,494
Net increase in cash, cash equivalents and restricted cash	9,670	2,421
Cash, cash equivalents and restricted cash at beginning of period	451,370	425,810
Cash, cash equivalents and restricted cash at end of period	$461,040	428,231

Supplemental cash flow information:
Interest paid	$71,778	57,405
Income taxes paid, net	$21,475	121,620

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

		TSYS Shareholders
					Accumulated
					Other
	Redeemable			Additional	Comprehensive
	Noncontrolling	Common Stock		Paid-In	Income (Loss),	Treasury	Retained
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	Net of Tax	Stock	Earnings	Total Equity

Balance as of December 31, 2017	$115,689	202,765	$20,277	162,806	(36,148)	(909,960)	3,004,018	$2,240,993
Balance as of January 1, 2018, as previously reported	$115,689	202,765	$20,277	162,806	(36,148)	(909,960)	3,004,018	$2,240,993
Impact of change in accounting policy (Note 2)	-	-	-	-	-	-	(4,445)	(4,445)
Adjusted balance as of January 1, 2018	115,689	202,765	20,277	162,806	(36,148)	(909,960)	2,999,573	2,236,548
Net income	1,261	-	-	-	-	-	284,276	284,276
Other comprehensive loss	-	-	-	-	(8,874)	-	-	(8,874)
Common stock issued from treasury shares for exercise of stock options	-	-	-	6,309	-	22,975	-	29,284
Common stock unissued due to forfeiture of nonvested awards	-	-	-	629	-	(629)	-	-
Common stock issued from treasury shares for nonvested awards	-	-	-	(12,945)	-	12,945	-	-
Common stock issued from treasury shares for dividend equivalents	-	-	-	925	-	9	-	934
Share-based compensation	-	-	-	20,241	-	-	-	20,241
Cash dividends declared ($0.26 per share)	-	-	-	-	-	-	(47,803)	(47,803)
Purchase of treasury shares	-	-	-	-	-	(82)	-	(82)
Adjustments to redemption value of redeemable noncontrolling interest	12,828	-	-	(12,828)	-	-	-	(12,828)
Subsidiary repurchase of noncontrolling interest	(126,000)	-	-	-	-	-	-	-
Subsidiary dividends paid to noncontrolling interest	(3,778)	-	-	-	-	-	-	-
Balance as of June 30, 2018	$-	202,765	$20,277	165,137	(45,022)	(874,742)	3,236,046	$2,501,696

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1  —Summary of Significant Accounting Policies

Business

Total System Services, Inc.’s (“TSYS’” or the “Company’s”) revenues are derived from providing payment processing, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (GPR) prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses. The Company’s services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Consumer Solutions.

Through the Company's Issuer Solutions segment, TSYS processes information through its cardholder systems for financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Consumer Solutions segment provides financial service solutions to consumers and businesses in the United States.

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

The ASU was adopted by the Company on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. The framework assists entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU was adopted by the Company on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In October 2016, the FASB issued ASU 2016-16 Income Taxes (Topic 740): Intra-Equity Transfers of Assets Other Than Inventory, which requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. The ASU was adopted by the Company on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flow. The ASU was adopted by the Company on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. The ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU was adopted by the Company on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has issued several additional ASUs since this time that add additional clarification to certain issues existing after the original ASU was released. All of the new standards were effective for the Company on January 1, 2018. The standards permit the use of either the full retrospective or modified retrospective transition method. TSYS adopted the new revenue standard as of

January 1, 2018 using the modified retrospective transition method. See Note 2 for further discussion of the Company’s adoption of this new standard.

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

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments in this ASU eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Upon adoption of this ASU, the Company expects to record a balance sheet reclassification of approximately $2.3 million between accumulated other comprehensive loss and retained earnings.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The ASU is effective for the Company on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. The Company is evaluating the effect of ASU 2016-13 on its consolidated financial statements.

Recent Accounting Pronouncements Related to Leases

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The ASU also addresses other concerns related to the current leases model. The new guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption will be permitted for all entities. The Company will adopt ASU 2016-02 on January 1, 2019.

The FASB has issued several additional ASUs that provide additional clarification to certain issues existing after the original ASU was released. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements to provide entities with an additional (and optional) transition method to adopt the new leases standard and provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. Also in July 2018, the FASB issued ASU 2018-10 Codification Improvements to Topic 842 to make amendments addressing sixteen issues related to various aspects of ASU 2016-02. The effective date and transition requirements for the amendments in ASU 2018-11 and ASU 2018-10 will be the same as the effective date and transition requirements in ASU 2016-02. The Company is evaluating the effect of ASU 2018-11 and ASU 2018-10 on its consolidated financial statements.

The Company has formed a cross-functional project team to evaluate the requirements of the new leases standard from both a lessee and lessor perspective, and to monitor ongoing standard setting activities of the FASB. From a lessee standpoint, the Company’s leases primarily involve computer and other equipment, and facilities. From a lessor perspective, the Company’s leases primarily involve point-of-sale (POS) terminals. The Company is reviewing its lease contracts under the new standard to identify and evaluate differences from current guidance. Additionally, the Company plans to implement a new lease software solution to facilitate compliance with the requirements of the new standard.

While the Company is continuing to evaluate the effects of this ASU, the Company expects to record material right of use assets and lease liabilities on its consolidated balance sheet upon adoption. The new standard will also require expanded qualitative and quantitative disclosures regarding the Company’s leases.

Note 2 — Revenue from Contracts with Customers

The Company adopted ASU 2014-09 and related ASUs (“ASC 606”) as of January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company considered the effect of all modifications when identifying performance obligations and allocating transaction price, which did not have a material effect on the adjustment to retained earnings. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as "legacy GAAP" or the "previous guidance." In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

Consumer Solutions

Description of service offerings

The Company’s Consumer Solutions revenues principally consist of a portion of the service fees collected from cardholders and interchange revenues received by the issuing banks in connection with the programs that the Consumer Solutions segment manages.

Customers are charged fees in connection with the Consumer Solutions segment’s products and services as follows:

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

•

Customer Service and Maintenance - Customers are typically charged fees for balance inquiries made through Consumer Solutions call centers. Customers are also charged a monthly maintenance fee after a specified period of inactivity.

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

Description of revenue recognition policies

Consumer Solutions revenues include one performance obligation to provide account access and facilitate purchase transactions and interchange fees. The Company has determined that Consumer Solutions services represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate purchase transactions meets the criteria for the “as invoiced” practical expedient in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company recognizes revenue in the amount to which the Company has a right to invoice.

Disaggregation of revenue

The following table summarizes volume-based and non-volume related revenue from contracts with external customers for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$223,677	329,295	199,490	$752,462
Non-volume related revenues	234,924	19,419	775	255,118
Total revenues	$458,601	348,714	200,265	$1,007,580

	Six months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$442,949	628,242	409,211	$1,480,402
Non-volume related revenues	473,011	39,895	1,442	514,348
Total revenues	$915,960	668,137	410,653	$1,994,750

Issuer Solutions

Volume-based revenues are generated from charges based on the number of Accounts on File (AOF), transactions and authorizations processed, statements generated, and other processing services for cardholder AOF. Cardholder AOF includes active and inactive consumer credit, retail, prepaid, stored value, government services and commercial card accounts. TSYS’ clients also have the option to use fraud and portfolio management services which are based on authorizations processed and AOF, respectively. Collectively, these services are considered volume-based revenues. Non-volume related revenues include processing fees which are not directly associated with AOF and transactional activity, such as value-added products and services, custom programming and certain other services, which are only offered to TSYS’ processing clients. Additionally, non-volume based revenues include licensing, managed services and output services such as card and document production.

Merchant Solutions

The Merchant Solutions segment’s revenues primarily consist of volume-based revenues generated from charges based on sales volume processed, and authorized transactions and settled transactions processed. Non-volume related revenues include chargeback and retrieval services, data transmissions, value added products and managed services which are not directly associated with transactional activity.

Consumer Solutions

The Consumer Solutions segment’s revenues primarily consist of a portion of the service fees collected from cardholders and interchange revenues. Customers are charged fees for transactions including fees for purchase transactions, ATM withdrawals, balance inquiries, monthly maintenance services and other transaction fees. Customers are also charged fees associated with additional features and services offered in connection with certain products including the use of courtesy overdraft protection, bill payment options, custom card designs and card-to-card transfers of funds initiated through call centers. The Consumer Solutions segment also earns revenues from a portion of the interchange fees remitted by merchants when customers make purchase transactions using their products. Substantially all of the Consumer Solutions segment revenues are volume driven by the active card and gross dollar volume (spend) indicators.

The following table summarizes revenue from contracts with customers, by currency, for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. Dollar	$367,489	348,524	200,265	$916,278
British Pound Sterling	59,098	-	-	59,098
Euro	25,419	-	-	25,419
Other	6,595	190	-	6,785
Total revenues	$458,601	348,714	200,265	$1,007,580

	Six months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. Dollar	$727,359	667,743	410,653	$1,805,755
British Pound Sterling	122,219	-	-	122,219
Euro	52,016	-	-	52,016
Other	14,366	394	-	14,760
Total revenues	$915,960	668,137	410,653	$1,994,750

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

(in thousands)	Remainder of 2018	2019	2020	2021	2022 - 2029	Total
Unsatisfied or partially unsatisfied performance obligations	$403,691	643,413	564,662	472,777	648,137	$2,732,680

Contract balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	June 30, 2018	January 1, 2018
Accounts receivable	$440,875	$412,322
Contract assets	88,101	87,812
Contract liabilities	73,812	76,541

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

Significant changes in the contract assets and liabilities balances during the six months ended June 30, 2018 are as follows:

	Six months ended June 30, 2018
(in thousands)	Contract Assets Increase/(Decrease)	Contract Liabilities (Increase)/Decrease
Increase in net contract assets related to signing incentives	$13,960	$-
Decrease in net contract assets and increase in net contract liabilities related to signing incentive amortization	(13,713)	(4,797)
Increase in net contract assets related to revenue recognized in advance of billings	3,481	-
Change in net contract assets due to billed amounts transferred to receivables	(2,287)	-
Increase in net contract liabilities primarily relating to cash received from customers	-	(72,625)
Decrease in net contract assets primarily relating to cash received from customers	(538)	-
Deferred revenue that was released from net contract liabilities	-	71,789
Deferred revenue that was released from net contract assets	4,380	-

Other changes in contract assets and contract liabilities primarily relate to foreign currency translation.

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

As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. None of the Company’s contracts as of June 30, 2018 contained a significant financing component.

The Company has elected to use the ‘as-invoiced’ practical expedient for its performance obligations to provide account access and facilitate purchase transactions related to the Consumer Solutions segment.

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

Impact of New Revenue Guidance on Financial Statement Line Items

The disclosure of the impact of adoption of ASC 606 on the Company’s consolidated balance sheets, statements of income, and statements of cash flows was as follows:

	June 30, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Prepaid expenses and other current assets	$202,045	$204,105	$(2,060)
Contract assets (short-term and long-term)	88,101	-	88,101
Contract cost assets (short-term and long-term)	147,512	253,992	(106,480)
Deferred income tax assets	7,177	6,300	877
Other assets	123,929	129,347	(5,418)
Liabilities:
Contract liabilities	73,812	90,059	(16,247)
Other liabilities (short-term and long-term)	334,417	335,295	(878)
Shareholders’ equity:
Accumulated other comprehensive loss, net	(45,022)	(44,640)	(382)
Retained earnings	3,236,046	3,243,519	(7,473)

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in thousands, except per share data)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Total revenues	$1,007,580	1,430,885	(423,305)	1,994,750	2,793,387	(798,637)
Total operating expenses	798,882	1,218,770	(419,888)	1,597,781	2,392,511	(794,730)
Operating income	$208,698	212,115	(3,417)	396,969	400,876	(3,907)
Income taxes	$37,415	38,182	(767)	55,549	56,428	(879)
Net income	$142,435	145,085	(2,650)	285,537	288,564	(3,027)
Net income attributable to TSYS common shareholders	$142,435	145,085	(2,650)	284,276	287,303	(3,027)
Basic earnings per share (EPS) attributable to TSYS common shareholders[1]	$0.78	0.80	(0.01)	1.56	1.58	(0.02)
Diluted EPS attributable to TSYS common shareholders[1]	$0.78	0.79	(0.01)	1.55	1.57	(0.02)

[1]	EPS Amounts may not total due to rounding.

	Six months ended June 30, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Cash flows from operating activities:
Net income	$285,537	$288,564	$(3,027)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,679	240,377	(31,698)
Changes in contract assets and contract liabilities	(8,797)	(35,843)	27,046
Changes in contract cost assets	2,989	-	2,989
Changes in other current and other long-term liabilities	(25,978)	(14,419)	(11,559)

Cash flows from investing activities:
Additions to contract cost assets	-	(16,249)	16,249

Note 3 — Fair Value Measurement

Refer to Note 2 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding fair value measurement.

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the six months ended June 30, 2018 and 2017.

As of June 30, 2018, the Company had recorded goodwill in the amount of $4.1 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2018, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

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

Cash, cash equivalents and restricted cash balances are summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents in domestic accounts	$412,568	396,577
Cash and cash equivalents in foreign accounts	47,451	53,780
Total cash and cash equivalents	460,019	450,357
Restricted cash included in other assets	1,021	1,013
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$461,040	451,370

Restricted cash included in other assets in the consolidated balance sheets represents immaterial amounts required across the Company’s segments for operational purposes.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
Prepaid expenses	$59,275	65,159
Income taxes receivable	29,834	41,400
R&D state tax credit	22,642	22,642
Supplies inventory	19,261	17,072
Other	71,033	70,292
Total	$202,045	216,565

Contract Cost Assets, Net

Significant components of contract cost assets, net of accumulated amortization, are summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
Contract cost assets[1], net of accumulated amortization of $173.4 million and $176.4 million as of 2018 and 2017, respectively	$147,512	139,249
Payments for processing rights[2], net of accumulated amortization of $166.3 million as of 2017	-	119,416
Total	$147,512	258,665

Amortization expense related to contract cost assets is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Amortization expense related to:
Contract cost assets[1]	$8,511	7,157	19,238	15,330
Payments for processing rights[2]	-	5,110	-	10,329

[1]

Upon the Company’s adoption of ASC 606, costs to obtain or fulfill a contract are classified as contract cost assets. As of June 30, 2018, contract cost assets primarily relate to conversion costs. Costs to obtain a contract that qualify for capitalization are immaterial. See further discussion in Note 2. Prior to the Company’s adoption of ASC 606, contract cost assets were referred to as contract acquisition costs and included both conversion costs and payments for processing rights (signing incentives).

[2]

Upon the Company’s adoption of ASC 606, payments for processing rights (signing incentives) are classified as contract assets in the Company’s consolidated balance sheets. See further discussion in Note 2. Prior to the Company’s adoption of ASC 606, contract cost assets were referred to as contract acquisition costs and included both conversion costs and payments for processing rights.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
Accrued card brand fees	$47,443	43,814
Accrued third-party commissions	43,221	34,276
Accrued expenses	30,688	34,260
Accrued interest	24,749	19,330
Dividends payable	24,565	24,886
Other	88,171	69,356
Total	$258,837	225,922

Accumulated Other Comprehensive Loss (AOCL)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (AOCI) (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Foreign currency translation adjustments and transfers from noncontrolling interests	Gain on available-for-sale securities	Change in postretirement healthcare plans	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2017	$(43,464)	8,446	(1,130)	$(36,148)
Pretax amount	(9,651)	950	(463)	(9,164)
Tax effect	(394)	209	(105)	(290)
Net-of-tax amount	(9,257)	741	(358)	(8,874)
Balance as of June 30, 2018	$(52,721)	9,187	(1,488)	$(45,022)

There were no reclassifications of AOCL to net income or to other accounts for the six months ended June 30, 2018.

Note 5 — Long-Term Borrowings, Capital Lease Obligations and License Agreements

Long-term debt as of June 30, 2018 and December 31, 2017 consists of:

(in thousands)	June 30, 2018	December 31, 2017
3.800% Senior Notes due April 1, 2021 (5 year tranche), net of discount and debt issuance costs	$745,708	745,000
4.800% Senior Notes due April 1, 2026 (10 year tranche), net of discount and debt issuance costs	743,384	743,042
2.375% Senior Notes due June 1, 2018 (5 year tranche), net of discount and debt issuance costs	-	549,532
3.750% Senior Notes due June 1, 2023 (10 year tranche), net of discount and debt issuance costs	545,210	544,780
4.000% Senior Notes due June 1, 2023 (5 year tranche), net of discount and debt issuance costs	545,394	-
4.450% Senior Notes due June 1, 2028 (10 year tranche), net of discount and debt issuance costs	445,261	-
LIBOR + 1.500%, unsecured term facility, due February 23, 2021, with quarterly principal and interest payments, net of debt issuance costs	-	368,645
LIBOR + 1.300%, unsecured revolving loan, due February 23, 2021, with monthly interest payments on outstanding balances	-	200,000
LIBOR + 1.300%, unsecured revolving loan, due April 23, 2023, with monthly interest payments on outstanding balances	980,000	-
3.760% note payable due March 20, 2020, with monthly interest and principal payments	22,816	-
Total debt	4,027,773	3,150,999
Less current portion	(12,854)	(559,050)
Noncurrent portion of long-term debt	$4,014,919	2,591,949

Senior Notes

On May 11, 2018, TSYS closed its sale (the “Transaction”) of $550 million aggregate principal amount of 4.000% Senior Notes due 2023 and $450 million aggregate principal amount of 4.450% Senior Notes due 2028 (collectively, the “Notes”) pursuant to an underwriting agreement, dated May 9, 2018 (the “Underwriting Agreement”), with Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the underwriters (the “Underwriters”), whereby the Company agreed to sell and the Underwriters agreed to purchase the Notes from the Company, subject to and upon the terms and conditions set forth in the Underwriting Agreement. The Company used the net proceeds of the Transaction to repay (i) all of its outstanding 2.375% Senior Notes due June 1, 2018 at maturity, (ii) all of its remaining outstanding indebtedness under that certain credit agreement dated January 10, 2018, among the Company and Bank of America, N.A., as administrative agent and the lenders party thereto, as amended and (iii) with any remaining amounts, a portion of the $1.34 billion outstanding under that certain Credit Agreement dated April 23, 2018, among the Company and Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto. The Notes were issued pursuant to a Senior Indenture, dated as of March 17, 2016, between the Company and Regions Bank, as trustee.

Senior Credit Facility

On April 23, 2018, TSYS entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent and letter of credit issuer. The Credit Agreement provides the Company with a $1.75 billion five-year revolving senior credit facility, which includes a $50 million sub-facility for the issuance of standby letters of credit.

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

The Credit Agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of the Company’s corporate existence, material compliance with laws and the payment of taxes and other material obligations. The Credit Agreement also contains financial covenants including (i) a minimum consolidated fixed charge coverage ratio (the “Minimum Fixed Charge Coverage Ratio”) of 2.5 to 1.0 and (ii) a maximum consolidated leverage ratio (“Maximum Leverage Ratio”) (x) of 4.00 to 1.0, for the fiscal quarter ending June 30, 2018, (y) of 3.75 to 1.0, for each of the fiscal quarters ending September 30, 2018, December 31, 2018 and March 31, 2019, and (z) of 3.50 to 1.0, for any fiscal quarter ending thereafter. The Company was in compliance with all applicable financial covenants as of June 30, 2018.

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

The credit agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of the Company’s corporate existence, material compliance with laws and the payment of taxes and other material obligations. The credit agreement also contains financial covenants requiring the maintenance as of the end of each fiscal quarter of (i) a minimum fixed charge coverage ratio of 2.5 to 1.0 and (ii) a maximum consolidated leverage ratio of 3.5 to 1.0, which may be increased upon the occurrence of certain events (including the consummation of the acquisition of Cayan). As discussed above, the remaining balance of the Term Loan Facility was paid off in June 2018.

Refer to Note 11 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for further discussion regarding long-term borrowings and capital lease obligations and license agreements.

Below is a summary of the Company’s borrowings and repayments on outstanding debt, capital lease obligations and license agreements:

	Six months ended June 30, 2018
(in thousands)	Borrowings	Capital lease obligations	License agreements	Total
Additional borrowings	$3,502,955	7,382	3,416	$3,513,753
Principal payments	2,620,139	5,372	1,024	2,626,535

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

Below is a summary of share-based compensation expense for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Share-based compensation	$14,229	11,008	$20,524	20,055

Nonvested Share Awards - Time-Based

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards. As of June 30, 2018, there was approximately $31.3 million of unrecognized compensation cost related to time-based nonvested share awards.

	Six months ended June 30,
	2018	2017
Number of shares granted	320,853	322,926
Market value (in millions)	$28.6	17.6

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest up to a maximum of 200%. During the first six months of 2018 and 2017, the Compensation Committee established performance goals based primarily on various financial and market-based measures. The Company’s market-based awards are based upon the Company’s Total Shareholder Return (TSR) as compared to the TSR of the companies in the S&P 500 at the end of the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of June 30, 2018, there was approximately $22.5 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2020. As of June 30, 2018, there was approximately $3.8 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2020.

During the six months ended June 30, 2018, the Company granted performance-based awards based on performance measures of adjusted diluted EPS, net revenue and adjusted diluted EPS and non-financial operational metrics. Adjusted diluted EPS is adjusted earnings divided by weighted average diluted shares outstanding used for diluted EPS calculations. Adjusted earnings is net income excluding the after-tax impact of share-based compensation expense, amortization of acquisition intangibles, merger and acquisition expenses for completed acquisitions and litigation claims, judgments or settlement expenses and related legal expenses. Net revenue is total revenues less reimbursable items, as well as, merchant acquiring interchange and payment network fees charged by card associations or payment networks that are recorded by TSYS as expense. The number of performance-based shares with a one year performance period granted during the six months ended June 30, 2018 totaled 84,600. The number of performance-based shares with a three year performance period granted during the six months ended June 30, 2018 totaled 90,522. The grants awarded with a three year performance period during the first six months of 2018 will be expensed through December 31, 2020.

During the six months ended June 30, 2017, the Company granted performance-based awards based on performance measures of adjusted diluted EPS and net revenue and adjusted diluted EPS. The number of performance-based shares that have a one year performance period granted during the six months ended June 30, 2017 totaled 146,094. The number of performance-based shares with a three year performance period granted during the six months ended June 30, 2017 totaled 103,297. The grants awarded with a three year performance period during the first six months of 2017 will be expensed through December 31, 2019.

The following table summarizes the market-based awards granted during the first six months of 2018 and 2017:

Year Awarded	Performance Period Ending	Performance Measure	Number of Shares Granted	Period Expensed Through
2018	December 2020	TSR	33,940	December 2020
2017	December 2019	TSR	44,275	December 2019

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six months ended
	June 30,
	2018	2017
Number of options granted	360,118	548,265
Weighted average exercise price	$86.90	54.90
Risk-free interest rate	2.55%	1.78%
Expected volatility	21.80%	21.71%
Expected term (years)	4.8	4.6
Dividend yield	0.60%	0.73%
Weighted average fair value	$19.23	10.83

As of June 30, 2018, there was approximately $6.5 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.7 years.

Note 7 — Income Taxes

Refer to Notes 1 and 13 of the Company’s audited financial statements for the year ended December 31, 2017, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return and most state and foreign income tax returns on a separate entity basis. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2011 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2011. There are currently federal income tax examinations in progress for the years 2011 through 2013. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 22.3% and 34.4% for the three months ended June 30, 2018 and 2017, respectively, and 17.5% and 33.0% for the six months ended June 30, 2018 and 2017, respectively. The primary reasons for the lower 2018 effective income tax rate as compared to the 2017 effective income tax rate are the lower 2018 statutory Federal income tax rate as enacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and favorable variances in discrete items related to excess tax benefits from share-based compensation.

On December 22, 2017, the President signed into law the Tax Act. Some key provisions of this law impacted the Company during this reporting period. One such provision was the reduction of the Federal corporate income tax rate from 35.0% to 21.0%. The Company’s consolidated financial statements reflect the impact of this rate reduction.

Additionally, the Tax Act provides for two U.S. tax base erosion provisions which began in 2018. They are the base-erosion and anti-abuse tax (“BEAT”) and the global intangible low-taxed income (“GILTI”). While TSYS’ calculations indicate no impact related to BEAT in 2018, the Company’s GILTI calculations did indicate an insignificant impact, which has been reflected in the Company’s financial statements. TSYS will continue to perform all necessary calculations, make any needed elections and report any future impacts of GILTI and BEAT as appropriate.

The Tax Act also provides for another new deduction starting in 2018 which impacted TSYS. This deduction is described as a deduction for foreign-derived intangible income. TSYS has appropriately incorporated the results of this calculated deduction in the Company’s consolidated financial statements.

Pursuant to the Tax Act, some amounts related to repatriation of foreign accumulated earnings and related to executive compensation may be considered provisional amounts pursuant to SEC Staff Accounting Bulletin No. 118. Authoritative guidance and interpretation by the regulatory bodies is ongoing and the accounting for the full impact of the new regulations is still being evaluated. As such, these amounts may be adjusted during the measurement period ending December 31, 2018.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The amount of unrecognized tax benefits were $24.0 million and $23.8 million as of June 30, 2018 and December 31, 2017, respectively, which resulted in an increase of $0.2 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $2.4 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2018 and December 31, 2017, that, if recognized, would affect the effective tax rates are $25.2 million and $24.5 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $1.6 million and $1.3 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

Note 8 — Segment Reporting and Major Customers

Refer to Note 20 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding segment reporting and major customers.

At TSYS, the chief operating decision maker (“CODM”) is a group consisting of Senior Executive Management and above. During the second quarter of 2018, the CODM renamed the Netspend segment to the Consumer Solutions segment as a part of the rebranding of the segment. There has been no change to the composition of the Consumer Solutions segment. Therefore, no prior periods were restated.

The following table presents the Company’s total assets by segment:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Issuer Solutions	$6,961,342	5,735,195
Merchant Solutions	4,174,743	3,136,395
Consumer Solutions	1,391,672	1,418,644
Intersegment assets	(5,061,267)	(3,958,545)
Total assets	$7,466,490	6,331,689

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	June 30, 2018	December 31, 2017
United States	$304,186	273,690
Europe	46,895	43,586
Other	12,255	7,942
Total	$363,336	325,218

The following table presents the Company’s depreciation and amortization by segment:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Depreciation and amortization by segment:
Issuer Solutions	$29,640	35,735	$57,971	72,588
Merchant Solutions	7,523	7,380	15,348	14,402
Consumer Solutions	4,313	4,180	8,573	8,272
Segment depreciation and amortization	41,476	47,295	81,892	95,262
Acquisition intangible amortization	61,865	50,943	124,888	106,111
Corporate administration and other	949	1,121	1,899	2,164
Total depreciation and amortization[1]	$104,290	99,359	$208,679	203,537

[1]	Client incentive/contract asset amortization is no longer included in depreciation and amortization due to the adoption of ASC 606 on January 1, 2018.

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$266,274	348,012	200,265	$814,551
Europe[1]	89,339	127	-	89,466
Canada[1]	81,076	279	-	81,355
Other[1]	21,912	296	-	22,208
Total	$458,601	348,714	200,265	$1,007,580

	Six months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$530,306	666,762	410,653	$1,607,721
Europe[1]	184,483	252	-	184,735
Canada[1]	158,657	558	-	159,215
Other[1]	42,514	565	-	43,079
Total	$915,960	668,137	410,653	$1,994,750

	Three months ended June 30, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$258,120	607,663	182,637	$1,048,420
Europe[1]	86,433	59	-	86,492
Canada[1]	78,761	346	-	79,107
Other[1]	8,051	305	-	8,356
Total	$431,365	608,373	182,637	$1,222,375

	Six months ended June 30, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$518,849	1,170,771	379,695	$2,069,315
Europe[1]	156,548	138	-	156,686
Canada[1]	154,956	623	-	155,579
Other[1]	24,894	626	-	25,520
Total	$855,247	1,172,158	379,695	$2,407,100

[1]	Certain of these revenues are impacted by movements in foreign currency exchange rates.

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

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Adjusted operating income by segment:
Issuer Solutions (a)	$151,490	147,277	302,481	281,150
Merchant Solutions (b)	124,817	101,996	234,831	193,275
Consumer Solutions (c)	50,232	46,044	99,585	94,692
Corporate Administration and Other	(39,166)	(36,036)	(77,567)	(71,608)
Adjusted segment operating income[1] (d)	287,373	259,281	559,330	497,509
Less:
Share-based compensation	14,229	11,008	20,524	20,055
Cayan and TransFirst merger & acquisition (M&A) and integration expenses[2]	2,581	4,165	16,949	9,034
Litigation, claims, judgments or settlements	-	(83)	-	1,878
Acquisition intangible amortization	61,865	50,943	124,888	106,111
Operating income	208,698	193,248	396,969	360,431
Nonoperating expenses, net	(41,170)	(30,042)	(78,812)	(59,945)
Income before income taxes and equity in income of equity investments	$167,528	163,206	318,157	300,486

Net revenue by segment:
Issuer Solutions (e)	$421,015	392,760	844,589	780,015
Merchant Solutions (f)	346,389	278,588	663,792	539,149
Consumer Solutions (g)	200,293	183,065	410,781	380,530
Segment net revenue	967,697	854,413	1,919,162	1,699,694
Less: intersegment revenues	11,149	10,345	27,117	22,734
Net revenue[3] (h)	956,548	844,068	1,892,045	1,676,960
Add: reimbursable items, interchange and payment network fees[4]	51,032	378,307	102,705	730,140
Total revenues	$1,007,580	1,222,375	1,994,750	2,407,100

Adjusted segment operating margin on net revenue:
Issuer Solutions (a)/(e)	36.0%	37.5%	35.8%	36.0%
Merchant Solutions (b)/(f)	36.0%	36.6%	35.4%	35.9%
Consumer Solutions (c)/(g)	25.1%	25.2%	24.2%	24.9%

Adjusted segment operating margin on net revenue (d)/(h)	30.0%	30.7%	29.6%	29.7%

[1]

Adjusted segment operating income excludes acquisition intangible amortization, Cayan and TransFirst M&A and integration expenses, share-based compensation and expenses associated with Corporate Administration and Other.

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

Major Customers

For the three and six months ended June 30, 2018 and 2017, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first six months of 2018 and 2017, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 6 for more information.

Equipment Acquired Under Capital Lease Obligations and Software Acquired Under License Agreements

There was approximately $7.4 million of equipment acquired under capital lease obligations and $3.4 million of software acquired under license agreements in the first six months of 2018. Additionally, the Company acquired $39.6 million of software through vendor financing and other arrangements during the first six months of 2018. During the first six months of 2017, the Company acquired approximately $2.1 million of equipment under capital lease obligations and $5.9 million of software under license agreements.

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

Specifically, ProPay has been named as one of a number of defendants (including other merchant processors) in each of the following purported class action complaints relating to TelexFree: (i) Waldermara Martin, et al. v. TelexFree, Inc., et al. (Case No. BK-S-14-12524-ABL) (Bankr. D. Nev.); (ii) Anthony Cellucci, et al. v. TelexFree, Inc., et. al. (Case No. 4:14-BK-40987) (Bankr. D. Mass.); (iii) Maduako C. Ferguson Sr., et al. v. Telexelectric, LLP, et. al (Case No. 5:14-CV-00316-D) (E.D.N.C.); (iv) Todd Cook v. TelexElectric LLP et al. (Case No. 2:14-CV-00134) (N.D. Ga.); (v) Felicia Guevara v. James M. Merrill et al., CA No. 1:14-cv-22405-DPG) (S.D. Fla.); (vi) Reverend Jeremiah Githere, et al. v. TelexElectric LLP et al. (Case No. 1:14-CV-12825-GAO) (D. Mass.); (vii) Paulo Eduardo Ferrari et al. v. Telexfree, Inc. et al. (Case No. 14-04080) (Bankr. D. Mass); (viii) Magalhaes v. TelexFree, Inc., et al., No. 14-cv-12437 (D. Mass.); (ix) Griffith v. Merrill et al., No. 14-CV-12058 (D. Mass.); (x) Abelgadir v. Telexelectric, LLP, No. 14-09857 (S.D.N.Y.); and (xi) Rita Dos Santos, v. TelexElectric, LLP et al., 2:15-cv-01906-NVW (D. Ariz.) (together, the “Actions”).

On October 21, 2014, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred and consolidated the Actions filed before that date to the United States District Court for the District of Massachusetts (the “Consolidated Action”). The JPML subsequently transferred the remaining Actions to the Consolidated Action. The Consolidated Action is styled In Re: Telexfree Securities Litigation (4:14-md-02566-TSH) (D. Mass.).

The plaintiffs in the Consolidated Action filed a First Consolidated Amended Complaint on March 31, 2015 and filed a Second Consolidated Amended Complaint (the “Second Amended Complaint”) on April 30, 2015. The Second Amended Complaint, which supersedes the complaints filed prior to consolidation of the Actions, purports to bring claims on behalf of all persons who purchased certain TelexFree “memberships” and suffered a “net loss” between January 1, 2012 and April 16, 2014. With respect to ProPay, the Second Amended Complaint alleges that ProPay aided and abetted tortious acts committed by TelexFree, and that ProPay was unjustly enriched in the course of providing payment processing services to TelexFree. Several defendants, including ProPay, moved to dismiss the Second Amended Complaint on June 2, 2015. The court held a hearing on the motions to dismiss on November 2, 2015, but has not yet issued a ruling on the vast majority of the motions. The court did, however, deny the motion to dismiss filed by Defendant Katia Wanzeler, the wife of one of the principals of TelexFree, in an order dated May 7, 2018. The court has not ruled on any motions to dismiss since that time.

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

Note 11 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands, except per share data)	Common Stock	Common Stock	Common Stock	Common Stock
Basic EPS:
Net income attributable to TSYS common shareholders	$142,435	115,014	284,276	220,882
Less income allocated to nonvested awards	(59)	(252)	(233)	(631)
Net income allocated to common stock for EPS calculation (a)	$142,376	114,762	284,043	220,251
Average common shares outstanding (b)	182,279	183,741	181,842	183,484
Basic EPS (a)/(b)	$0.78	0.62	1.56	1.20

Diluted EPS:
Net income attributable to TSYS common shareholders	$142,435	115,014	284,276	220,882
Less income allocated to nonvested awards	(59)	(252)	(233)	(631)
Add income allocated to nonvested awards[1]	59	252	233	631
Net income allocated to common stock for EPS calculation (c)	$142,435	115,014	284,276	220,882
Average common shares outstanding	182,279	183,741	181,842	183,484
Increase due to assumed issuance of shares related to common equivalent shares outstanding	881	1,121	1,064	1,093
Average nonvested awards[1]	415	425	551	545
Average common and common equivalent shares outstanding (d)	183,575	185,287	183,457	185,122
Diluted EPS (c)/(d)	$0.78	0.62	1.55	1.19

[1]

In accordance with the diluted EPS guidance under the two-class method, the Company uses the approach- either the treasury stock method or the two-class method assuming a participating security is not exercised- that is more dilutive. In 2018 and 2017, the Company used the two-class method.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands, except per share data)	Participating Securities	Participating Securities	Participating Securities	Participating Securities
Basic EPS:
Net income allocated to nonvested awards (a)	$59	252	233	631
Nonvested awards (b)	76	412	150	536
Basic EPS (a)/(b)	$0.77	0.61	1.55	1.18

Diluted EPS:
Net income allocated to nonvested awards (c)	$59	250	232	628
Average common and common equivalent shares outstanding (d)	76	412	150	536
Diluted EPS (c)/(d)	$0.77	0.61	1.55	1.17

[1]	EPS Amounts may not total due to rounding.

The diluted EPS calculation excludes stock options and nonvested awards that are exercisable into 0.4 million and 0.4 million common shares for the three and six months ended June 30, 2018, and excludes 0.6 million and 0.5 million common shares for the three and six months ended June 30, 2017, respectively, because their inclusion would have been anti-dilutive.

Note 12 — Acquisitions

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding acquisitions.

iMobile3

On June 1, 2018, TSYS acquired substantially all of the assets of iMobile3, LLC, a leading provider of private-labeled small business solutions within the payments industry, for $13.4 million in cash. The newly acquired business is part of the Company’s Merchant Solutions segment. The goodwill amount of $5.3 million arising from the acquisition is primarily attributable to the economies of scale from combining the assets of TSYS and iMobile3. All of the goodwill was assigned to TSYS’ Merchant Solutions segment. The goodwill recognized is expected to be deductible for income tax purposes.

Identifiable intangible assets acquired in the iMobile3 acquisition include technology of $6.9 million and non-compete agreements of $900,000. These amounts will remain preliminary until the valuation analysis has been finalized. The measurement period during which changes in assets or other items of consideration are subject to adjustment ends one year following the acquisition date. The intangible assets are being amortized over their estimated useful lives of three to five years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets.

Additional disclosures relating to the iMobile3 acquisition, including pro forma financial information, have not been included since the transaction is insignificant.

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

The goodwill amount of $0.8 billion arising from the acquisition is primarily attributable to the expansion of customer base, differentiation in market opportunity and economies of scale expected from combining the operations of TSYS and Cayan. All of the goodwill was assigned to TSYS’ Merchant Solutions segment. Approximately half of the goodwill recognized is expected to be deductible for income tax purposes.

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

(in thousands)
Consideration
Cash	$1,054,931
Fair value of total consideration transferred	$1,054,931

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$16,856
Accounts receivable	16,846
Property and equipment	20,321
Other assets	3,919
Identifiable intangible assets	324,885
Deferred tax liabilities	(113,828)
Other liabilities	(33,746)
Total identifiable net assets	235,253
Goodwill	819,678
Total identifiable assets acquired and liabilities assumed	$1,054,931

During the three months ended June 30, 2018, there was an increase of $1.2 million in the purchase price due to the finalization of the working capital adjustment. In addition, there was a $3.3 million increase in identifiable intangible assets and other adjustments that resulted in a net increase to goodwill of $11.7 million.

Identifiable intangible assets acquired in the Cayan acquisition include merchant relationships, channel relationships, current technology, the Cayan and Genius trade names, non-compete agreements and favorable leases. The identifiable intangible assets had no significant estimated residual value. These intangible assets are being amortized over their estimated useful lives of one to ten years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets. The fair value of the acquired identifiable intangible assets of $324.9 million was estimated using the income approach (discounted cash flow and relief from royalty methods) and cost approach. The fair values and useful lives of the identified intangible assets were primarily determined using forecasted cash flows, which included estimates for certain assumptions such as revenues, expenses, attrition rates and royalty rates. The estimated fair value of identifiable intangible assets acquired in the acquisition and the related estimated weighted average useful lives are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Merchant relationships	$179.5	8.0
Channel relationships	80.4	10.0
Technology	40.8	5.0
Trade names	19.3	3.5
Covenants not-to-compete	3.2	2.0
Favorable leases	1.7	6.5
Total acquired identifiable intangible assets	$324.9	7.7

The fair value measurement of the identifiable intangible assets represents Level 3 measurements as defined in ASC 820, Fair Value Measurement. Key assumptions include (a) cash flow projections based on market participant and internal data, (b) a discount rate of 12.0%, (c) a pre-tax royalty rate range of 1.5-2.0%, (d) attrition rate of 12.0%, (e) an effective tax rate of 27%, and (f) a terminal value based on a long-term sustainable growth rate of 3%.

In connection with the acquisition, TSYS incurred $15.2 million in acquisition-related costs primarily related to professional legal, finance, and accounting costs. These costs were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income for the six months ended June 30, 2018.

Pro Forma Results of Operations

The revenue and operating loss of Cayan included in the Company’s consolidated statements of income since the acquisition are $45.4 million and ($0.8) million, respectively, for the three months ended June 30, 2018 and $87.4 million and ($4.3) million, respectively, for the six months ended June 30, 2018. The following unaudited pro forma financial information shows the results of operations of the combined entities as if the acquisition of Cayan had occurred on January 1, 2017. The unaudited pro forma information reflects certain pro forma adjustments to the combined financial information of TSYS and Cayan. The pro forma adjustments include incremental depreciation and amortization expense, incremental interest expense associated with new long-term debt and the elimination of non-recurring transaction costs directly related to the acquisition. Pro forma total revenues and pro forma net income attributable to TSYS common shareholders for the three and six months ended June 30, 2018 did not differ materially from actual total revenues and net income attributable to TSYS common shareholders.

	Supplemental pro forma
	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2017	June 30, 2017
Total revenues	$1,261,499	$2,479,016
Net income attributable to TSYS common shareholders	$108,453	$204,751

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Overview

Total System Services, Inc.’s (“TSYS'” or the “Company’s”) revenues are derived from providing payment processing services, merchant services and related payment services to financial and nonfinancial institutions, generally under long-term processing contracts. The Company also derives revenues by providing general-purpose reloadable (“GPR”) prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses. The Company's services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Consumer Solutions.

Through the Company’s Issuer Solutions segment, TSYS processes information through its cardholder systems to financial and nonfinancial institutions throughout the United States and internationally. The Company's Merchant Solutions segment provides merchant services to merchant acquirers and merchants mainly in the United States. The Company’s Consumer Solutions segment provides financial service solutions to consumers and businesses in the United States.

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

A summary of the financial highlights for 2018, as compared to 2017, is provided below:

	Three months ended			Six months ended
	June 30,			June 30,
			Percent			Percent
(in thousands, except per share data)	2018	2017	Change	2018	2017	Change
Total revenues	$1,007,580	1,222,375	(17.6)%	$1,994,750	2,407,100	(17.1)%
Net revenue[1]	$956,548	844,068	13.3	$1,892,045	1,676,960	12.8
Operating income	$208,698	193,248	8.0	$396,969	360,431	10.1
Net income attributable to TSYS common shareholders	$142,435	115,014	23.8	$284,276	220,882	28.7
Basic earnings per share (EPS) attributable to TSYS common shareholders[2]	$0.78	0.62	25.1	$1.56	1.20	30.1
Diluted EPS attributable to TSYS common shareholders[2]	$0.78	0.62	25.0	$1.55	1.19	29.9
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[3]	$345,021	307,698	12.1	$675,943	594,935	13.6
Adjusted earnings[4]	$203,796	158,215	28.8	$411,383	310,480	32.5
Adjusted diluted EPS[5]	$1.11	0.85	30.0	$2.24	1.68	33.7
Cash flows from operating activities				$470,593	400,978	17.4
Free cash flow[6]				$382,835	335,435	14.1

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

Critical Accounting Policies and Estimates

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for more information on changes to the Company’s critical accounting policies, estimates and assumptions on the judgments affecting the application of those estimates and assumptions in 2018. TSYS has updated its revenue recognition policies in conjunction with the adoption of Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) and related ASUs (“ASC 606”) as further described in Notes 1 and 2 in the Notes to Unaudited Consolidated Financial Statements. The most significant impact of adopting ASC 606 in 2018 is primarily the result of gross versus net presentation of interchange and payment network fees. In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017.

Off-Balance Sheet Arrangements

Operating Leases

As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor the obligations related to these leases are included on the consolidated balance sheets. As discussed in Note 1 in the Notes to Unaudited Consolidated Financial Statements, the Company plans to adopt ASU 2016-02 Leases (Topic 842) (ASU 2016-02) on January 1, 2019. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. While the Company is continuing to evaluate the effects of this ASU, the Company expects to record material right of use assets and lease liabilities on its consolidated balance sheet upon adoption.

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

Total revenues decreased 17.6% and 17.1%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. As discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements, the most significant impact of the Company’s adoption of ASC 606 as of January 1, 2018 is primarily the result of gross versus net presentation of interchange and payment network fees. In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017. The impact of the acquisitions on total revenues for the three and six months ended June 30, 2018 was $45.7 million and $87.7 million, respectively. Revenues for the three and six months ended June 30, 2018 also included increases of $5.4 million and $16.6 million, respectively, related to the effects of currency translation of the Company’s foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure. Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense and are mainly related to the Merchant Solutions segment. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage fees. The Company’s reimbursable items are primarily impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2018 were $51.0 million and $102.7 million, decreases of 20.3% and 18.6%, respectively, compared to the same periods last year, primarily due to the Company’s adoption of ASC 606 as of January 1, 2018. See Note 2 in the Notes to Unaudited Consolidated Financial Statements for further discussion.

Net revenue increased $112.5 million and $215.1 million, or 13.3% and 12.8% during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in net revenue for the three months ended June 30, 2018, as compared to the same period in 2017, is primarily the result of organic growth, partially offset by an increase of $5.0 million associated with currency translation. The increase in net revenue for the six months ended June 30, 2018, as compared to the same period in 2017, is primarily the result of organic growth, the impact of acquisitions and an increase of $15.5 million associated with currency translation.

Major Customers

For a discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and six months ended June 30, 2018, the Company did not have a major customer on a consolidated basis. However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Operating Segments

TSYS’ services are provided through three operating segments: Issuer Solutions, Merchant Solutions and Consumer Solutions. Refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements for more information on the Company’s operating segments.

Issuer Solutions

The Company’s Issuer Solutions segment has many long-term customer contracts with card issuers providing account processing and output services for printing and embossing items. These contracts generally require advance notice prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may permit early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as contract assets and contract cost assets associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

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

Below is a summary of AOF for the Company’s Issuer Solutions segment:

(in millions)	As of June 30,
AOF	2018	2017	Percent Change
Consumer	493.8	457.0	8.1%
Commercial	56.8	51.5	10.1
Other	38.3	33.5	14.3
Traditional AOF[1]	588.9	542.0	8.6
Prepaid/Stored Value[2]	37.0	50.6	(26.9)
Government Services[3]	97.4	91.3	6.7
Commercial Card Single-Use[4]	106.0	89.7	18.1
Total AOF	829.3	773.6	7.2%

[1]

Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, government services and single-use accounts.

[2]

Prepaid does not include Consumer Solutions accounts. These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used at a later date. These accounts tend to be the least active of all accounts on file.

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

The Issuer Solutions segment provides payment processing and related services to clients based in the United States and internationally. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and six months ended June 30, 2018.

Below is a summary of the Issuer Solutions segment:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except key indicators)	2018	2017	Percent Change	2018	2017	Percent Change
Volume-based revenues	$208,872	198,348	5.3%	$414,496	388,653	6.6%
Non-volume related revenues:
Processing fees	82,349	76,382	7.8	162,190	150,560	7.7
Value-added, custom programming, licensing and other	67,227	60,591	11.0	143,283	125,684	14.0
Output and managed services	62,567	57,439	8.9	124,620	115,118	8.3
Total non-volume related revenues	212,143	194,412	9.1	430,093	391,362	9.9
Net revenue[1]	$421,015	392,760	7.2	$844,589	780,015	8.3
Adjusted segment operating income[2]	$151,490	147,277	2.9	$302,481	281,150	7.6
Adjusted segment operating margin[3]	36.0%	37.5%		35.8%	36.0%
Key indicators (in millions):
AOF				829.3	773.6	7.2
Transactions	6,050.0	5,340.6	13.3	11,598.0	10,217.2	13.5

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

For the three and six months ended June 30, 2018, approximately 49.6% and 49.1%, respectively, of net revenue was driven by the volume of AOF and transactions processed and approximately 50.4% and 50.9%, respectively, was derived from non-volume based revenues.

The increase in net revenue for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was driven by organic growth and currency translation, partially offset by a decrease in net revenue associated with the adoption of ASC 606.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into more or fewer U.S. dollars, which impacts the comparison to prior periods when the U.S. dollar was stronger or weaker.

Segment net revenue for the three and six months ended June 30, 2018, as compared to the same periods in 2017, included increases of $5.0 million and $15.5 million, respectively, associated with currency translation.

Merchant Solutions

The Merchant Solutions segment provides merchant processing and related services to clients based primarily in the United States. Merchant Solutions revenues are derived from providing processing services, acquiring solutions, related systems and support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant Solutions include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; and merchant billing services. This segment has no major customers for the three and six months ended June 30, 2018.

The Merchant Solutions segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale (POS). This segment's authorization and capture transactions are primarily through Internet connectivity.

Below is a summary of the Merchant Solutions segment:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except key indicators)	2018	2017	Percent Change	2018	2017	Percent Change
Net revenue[1]	$346,389	278,588	24.3%	$663,792	539,149	23.1%
Adjusted segment operating income[2]	$124,817	101,996	22.4	$234,831	193,275	21.5
Adjusted segment operating margin[3]	36.0%	36.6%		35.4%	35.9%
Key indicators:
Dollar sales volume (in millions)	$40,362.1	31,127.5	29.7	$77,628.8	60,247.9	28.8
POS transactions (in millions)	1,498.5	1,233.5	21.5	2,838.0	2,361.3	20.2
Net revenue per POS transaction	$0.231	0.226	2.4	$0.234	0.228	2.4

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

For the three and six months ended June 30, 2018, approximately 94.4% of TSYS’ Merchant Solutions segment net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 5.6% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation and risk and collection services performed.

The increase in net revenue and adjusted segment operating income for the three months and six months ended June 30, 2018, as compared to the same periods in 2017, was driven by $45.7 million and $87.7 million of revenues related to acquisitions and higher processing volumes, product fees and processing fees.

Consumer Solutions

The Consumer Solutions segment provides GPR prepaid cards, payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States. The segment’s products provide customers with access to depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) with a menu of pricing and features specifically tailored to their needs. The Consumer Solutions segment has an extensive distribution and reload network comprising financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that issue the products that the segment develops, promotes and distributes. The Consumer Solutions segment currently has active agreements with six issuing banks.

The Consumer Solutions segment markets its products through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs, and contractual relationships with corporate employers. This segment has no major customers and one major third-party distributor for the three and six months ended June 30, 2018.

The Consumer Solutions segment’s revenues primarily consist of a portion of the service fees and interchange revenues received by the segment’s issuing banks and others in connection with the programs managed by this segment. Customers are charged fees for transactions including fees for PIN and signature-based purchase transactions made using their cards, for ATM withdrawals or other transactions conducted at ATMs, for balance inquiries, and monthly maintenance fees among others. Customers are also charged fees associated with additional features and services offered in connection with certain products including the use of courtesy overdraft protection, bill payment options, custom card designs and card-to-card transfers of funds initiated through call centers. The Consumer Solutions segment also earns revenues from a portion of the interchange fees remitted by merchants when customers make purchase transactions using their products. Subject to applicable law, interchange fees are fixed by card associations and network organizations.

Below is a summary of the Consumer Solutions segment:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except key indicators)	2018	2017	Percent Change	2018	2017	Percent Change
Net revenue[1]	$200,293	183,065	9.4%	$410,781	380,530	7.9%
Adjusted segment operating income[2]	$50,232	46,044	9.1	$99,585	94,692	5.2
Adjusted segment operating margin[3]	25.1%	25.2%		24.2%	24.9%
Key indicators (in millions):
Gross dollar volume[4]	$8,336.2	7,605.5	9.6	$18,030.5	17,212.8	4.8
Number of active cards[5]				5.1	5.0	2.3
Number of active cards with direct deposit[6]				2.5	2.4	4.2
Percentage of active cards with direct deposit				49.6%	48.7%

[1]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[2]	Adjusted segment operating income excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment operating margin equals adjusted segment operating income divided by net revenue.
[4]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using Consumer Solutions products.
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

For the three months ended June 30, 2018, 71.1% of revenues were derived from service fees charged to customers and 28.9% of revenues were derived from interchange and other revenues. For the six months ended June 30, 2018, 70.5% of revenues were derived from service fees charged to customers and 29.5% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards and in particular by the number of cards with direct deposit. Customers with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume. Substantially all of the Consumer Solutions segment revenues were volume driven as they were driven by the active card and gross dollar volume indicators.

Segment net revenue for the three and six months ended June 30, 2018, as compared to the same periods in 2017, increased $17.2 million and $30.3 million, respectively. Service fee revenue increased $13.8 million and $28.5 million, or 10.7% and 10.9%, respectively. This increase was substantially driven by an increase in the number of active cards during the six months ended June 30, 2018. Revenues from interchange and other services increased $3.4 million and $1.8 million, or 6.3% and 1.4%, respectively. While gross dollar volume increased 9.6% and 4.8% during the three and six months ended June 30, 2018, as compared to the same periods in 2017, interchange and other revenues were negatively impacted during this period related to the adoption of ASC 606.

On January 25, 2018, the Consumer Financial Protection Bureau (“CFPB”) announced that it had finalized updates to its 2016 prepaid rule. The CFPB’s 2016 prepaid rule put in place requirements for treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The changes announced by the CFPB adjust requirements for resolving errors on unregistered accounts, provide greater flexibility for credit cards linked to digital wallets, and extend the effective date of the rule by one year to April 2019. The Company will continue to review and interpret the new rule and analyze its expected impact on the Consumer Solutions segment’s business.

Operating Expenses

The Company’s operating expenses were $798.9 million and $1.6 billion for the three and six months ended June 30, 2018, respectively, compared to $1.0 billion and $2.0 billion for the same periods in 2017. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three and six months ended June 30, 2018 decreased $230.2 million and $448.9 million, respectively, mainly due to the adoption of ASC 606 and the net presentation of interchange and payment network fees. See Note 2 in the Notes to Unaudited Consolidated Financial Statements for further discussion of the Company’s adoption of ASC 606 as of January 1, 2018. The decrease was partially offset by an increase in operating expenses related to acquisitions as well as increased acquisition expenses and amortization of acquisition intangibles.

The Company’s cost of services were $617.8 million and $1.2 billion for the three and six months ended June 30, 2018, respectively, which were decreases of 29.6% and 29.2%, respectively, compared to the same periods last year. The decrease in cost of services for the three and six months ended June 30, 2018 is due to the adoption of ASC 606 and the presentation of interchange and payment network fees on a net basis. The Company’s selling, general and administrative expenses were $181.1 million and $366.6 million for the three and six months ended June 30, 2018, respectively, an increase of 19.7% and 19.4%, respectively, compared to the same periods last year. The increase in selling, general, and administrative costs for the three and six months ended June 30, 2018 is the result of an increase in acquisition expenses and amortization of acquisition intangibles.

The Company’s transaction and integration expenses related to acquisitions were $1.6 million and $15.2 million for the three and six months ended June 30, 2018, respectively. These expenses consist of costs related to the completion of the acquisitions such as legal, accounting and professional fees, share-based compensation, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 8.0% and 10.1%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The Company’s operating profit margins for the three and six months ended June 30, 2018, were 20.7% and 19.9%, respectively, compared to 15.8% and 15.0% for the same periods last year. TSYS’ operating margin increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to the adoption of ASC 606 and the presentation of interchange and payment network fees on a net basis.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense and gains and losses on currency translation and transactions. Net nonoperating expense increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in net nonoperating expense for the three and six months ended June 30, 2018 was due primarily to increased interest expense.

The following table provides a summary of nonoperating expenses, net:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change
Interest expense[1]	$(42,643)	(30,012)	(42.1)%	$(80,042)	(60,231)	(32.9)%
Interest income	1,524	475	nm	2,270	921	nm
Currency translation and transaction gains (losses), net	535	(513)	nm	107	(824)	nm
Other	(586)	8	nm	(1,147)	189	nm
Total	$(41,170)	(30,042)	(37.0)	$(78,812)	(59,945)	(31.5)
nm = not meaningful
[1]

Interest expense includes interest on Senior Notes of $30.6 million and $56.1 million for the three and six months ended June 30, 2018, respectively, and $25.5 million and $51.0 million for the same periods in 2017.

Interest expense for the three and six months ended June 30, 2018, increased $12.6 million and $19.8 million, respectively, compared to the same periods in 2017. The increase in interest expense for the three months and six months ended June 30, 2018 was primarily the result of increased debt financing related to the acquisition of Cayan. Additionally, the increase in interest expense is attributable to higher interest rates associated with the 4.000% and 4.450% Senior Notes issued in May 2018 compared to the 2.375% Senior Notes that were paid off at maturity on June 1, 2018

Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. dollars. For its subsidiaries whose functional currency is other than the U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on the Company’s financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s consolidated statements of income.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2018, was approximately $18.2 million, the majority of which is denominated in U.S. dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of June 30, 2018 was $40.6 million.

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

Below is a summary of income tax expense:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change
Income tax expense	$37,415	56,207	(33.4)%	$55,549	99,289	(44.1)%
Effective income tax rate	22.3%	34.4%		17.5%	33.0%

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

No provision for U.S. federal and state income taxes has been made in the Company’s current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $108.5 million as of June 30, 2018. Although TSYS does not intend to repatriate these earnings, a distribution of these non-U.S. earnings in the form of dividends, or otherwise, may subject the Company to withholding taxes payable to some of the various non-U.S. countries.

Pursuant to the Tax Act, some amounts related to repatriation of foreign accumulated earnings and related to executive compensation may be considered provisional amounts pursuant to SEC Staff Accounting Bulletin No. 118. Authoritative guidance and interpretation by the regulatory bodies is ongoing and the accounting for the full impact of the new regulations is still being evaluated. As such, these amounts may be adjusted during the measurement period ending December 31, 2018.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change
Equity in income of equity investments, net of tax	$12,322	9,513	29.5%	$22,929	22,422	2.3%

The increase in equity income for the three months ended June 30, 2018, compared to the same period in 2017, is primarily the result of increased operating results associated with China UnionPay Data Services Co., LTD.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except per share data)	2018	2017	Percent change	2018	2017	Percent Change
Net income	$142,435	116,512	22.2%	$285,537	223,619	27.7%
Net income attributable to noncontrolling interests	-	(1,498)	100.0	(1,261)	(2,737)	53.9
Net income attributable to TSYS common shareholders	$142,435	115,014	23.8	$284,276	220,882	28.7
Basic EPS attributable to TSYS common shareholders[1]	$0.78	0.62	25.1	$1.56	1.20	30.1
Diluted EPS attributable to TSYS common shareholders[1]	$0.78	0.62	25.0	$1.55	1.19	29.9

[1]

Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 11 in the Notes to Unaudited Consolidated Financial Statements for more information on EPS.

Non-GAAP Measures

Management evaluates the Company's operating performance based on a constant currency basis, operating margin on a net revenue basis, adjusted EBITDA, adjusted earnings, adjusted diluted EPS and free cash flow which are all non-generally accepted accounting principles (non-GAAP) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS' financial performance against budget.

Although non-GAAP financial measures are often used to measure TSYS’ operating results and assess its financial performance, they are not necessarily comparable to similarly titled measures of other companies due to potential inconsistencies in the method of calculation.

TSYS believes that its provision of non-GAAP financial measures provides investors with important key financial performance indicators that are utilized by management to assess TSYS’ operating results, evaluate the business and make operational decisions on a prospective, going-forward basis. Hence, management provides disclosure of non-GAAP financial measures to give shareholders and potential investors an opportunity to see TSYS as viewed by management, to assess TSYS with some of the same tools that management utilizes internally and to be able to compare such information with prior periods. TSYS believes that inclusion of non-GAAP financial measures provides investors with additional information to help them better understand its financial statements just as management utilizes these non-GAAP financial measures to understand the business, manage budgets and allocate resources.

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Constant Currency Comparison

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Consolidated
Constant currency[1]	$1,002,182	1,222,375	$1,978,164	2,407,100
Foreign currency impact[2]	5,398	—	16,586	—
Total revenues	$1,007,580	1,222,375	$1,994,750	2,407,100

Constant currency[1]	$951,502	844,068	$1,876,533	1,676,960
Foreign currency impact[2]	5,046	—	15,512	—
Net revenue	$956,548	844,068	$1,892,045	1,676,960

Constant currency[1]	$206,777	193,248	$391,662	360,431
Foreign currency impact[2]	1,921	—	5,307	—
Operating income	$208,698	193,248	$396,969	360,431

Issuer Solutions
Constant currency[1]	$416,013	392,760	$829,083	780,015
Foreign currency impact[2]	5,002	—	15,506	—
Segment net revenue	$421,015	392,760	$844,589	780,015

[1]	Reflects current period results on a non-GAAP basis as if foreign currency rates did not change from the comparable prior year period.
[2]	Reflects the impact of calculated changes in foreign currency rates from the comparable period.

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Operating income (GAAP) (a)	$208,698	193,248	396,969	360,431
Total revenues (GAAP) (b)	$1,007,580	1,222,375	1,994,750	2,407,100
Less: reimbursable items, interchange and payment network fees	51,032	378,307	102,705	730,140
Net revenue (non-GAAP) (c)	$956,548	844,068	1,892,045	1,676,960
Operating margin (as reported) (GAAP) (a)/(b)	20.7%	15.8%	19.9%	15.0%
Operating margin on a net revenue basis (non-GAAP) (a)/(c)	21.8%	22.9%	21.0%	21.5%

Adjusted EBITDA

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income (GAAP) (a)	$142,435	116,512	285,537	223,619
Adjust for:
Less: Equity in income of equity investments	(12,322)	(9,513)	(22,929)	(22,422)
Add: Income tax expense	37,415	56,207	55,549	99,289
Add: Interest expense, net	41,119	29,537	77,772	59,310
Add: Depreciation and amortization	104,290	99,359	208,679	203,537
Add: Client incentive/contract asset amortization[1]	6,712	-	13,584	-
Add: Contract cost asset amortization[1]	8,511	-	19,238	-
Less/Add: (Gain)/loss on foreign currency translation	(535)	513	(107)	824
Add/Less: Other nonoperating expenses (income)	586	(8)	1,147	(189)
Add: Share-based compensation	14,229	11,008	20,524	20,055
Add: Cayan and TransFirst M&A and integration expenses[2]	2,581	4,166	16,949	9,034
Add: Litigation, claims, judgments or settlements[3]	-	(83)	-	1,878
Adjusted EBITDA (non-GAAP) (b)	$345,021	307,698	675,943	594,935

Total revenues (GAAP) (c)	$1,007,580	1,222,375	1,994,750	2,407,100
Net income margin on total revenues (GAAP) (a)/(c)	14.1%	9.5%	14.3%	9.3%

Net revenue (non-GAAP) (d)	$956,548	844,068	1,892,045	1,676,960
Adjusted EBITDA margin on net revenue (non-GAAP) (b)/(d)	36.1%	36.5%	35.7%	35.5%

[1]	Client incentive and contract asset amortization are no longer included in depreciation and amortization due to the adoption of ASC 606 on January 1, 2018.
[2]	Costs associated with the Cayan and TransFirst acquisitions which are included in selling, general and administrative expenses and nonoperating expenses.
[3]	Litigation settlement or settlement discussions and related legal expenses.

Adjusted Earnings and Adjusted Diluted Earnings Per Share

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Income attributable to TSYS common shareholders from continuing operations (GAAP)	$142,435	115,014	284,276	220,882
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	61,830	50,783	124,818	105,785
Add: Share-based compensation	14,228	11,009	20,522	20,051
Add: Cayan and TransFirst M&A and integration expenses[1]	2,581	4,149	16,949	8,973
Add: Litigation, claims, judgments or settlements[2]	-	(83)	-	1,878
Less: Tax impact of adjustments[3]	(17,278)	(22,657)	(35,182)	(47,089)
Adjusted earnings (non-GAAP)	$203,796	158,215	411,383	310,480

Diluted EPS - Income from continuing operations attributable to TSYS common shareholders:
As reported (GAAP)	$0.78	0.62	1.55	1.19
Adjusted diluted EPS (non-GAAP)	$1.11	0.85	2.24	1.68

Weighted average diluted shares	183,575	185,286	183,456	185,122

[1]	Costs associated with the Cayan and TransFirst acquisitions which are included in selling, general and administrative expenses and nonoperating expenses.
[2]	Litigation claims, judgments, settlements or settlement discussions and related legal expenses.
[3]	Certain of these merger and acquisition costs are nondeductible for income tax purposes. Income tax impact includes a discrete item as a result of the acquisition.

Free Cash Flow
	Six months ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities (GAAP)	$470,593	400,978
Capital expenditures	(87,758)	(65,543)
Free cash flow (non-GAAP)	$382,835	335,435

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

Cash Flows From Operating Activities

	Six months ended
	June 30,
(in thousands)	2018	2017
Net income	$285,537	223,619
Depreciation and amortization	208,679	203,537
Provisions for cardholder losses	34,433	27,587
Share-based compensation	20,524	20,055
Provisions for bad debt expenses and billing adjustments	5,170	4,906
Charges for transaction processing provisions	3,177	4,053
Amortization of debt issuance costs	2,362	2,163
Deferred income tax expense (benefit)	18,657	(18,191)
Equity in income of equity investments	(22,929)	(22,422)
Other noncash items and charges, net	1,299	2,644
Net change in current and other assets and current and other liabilities	(86,316)	(46,973)
Net cash provided by operating activities	$470,593	400,978

TSYS’ main source of funds is derived from operating activities, specifically net income. The change in depreciation and amortization is mainly the result of the adoption of ASC 606 partially offset by acquisitions. Net change in current and other assets and current and other liabilities includes accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, contract assets, contract cost assets, other current liabilities and other liabilities. The change in accounts receivable as of June 30, 2018, as compared to June 30, 2017, is the result of timing of collections. The change in accounts payable and other liabilities for the same period is the result of the timing of payments of vendor invoices. The change in accrued salaries and employee benefits is due primarily to changes in incentive bonuses and benefits paid in the first six months ended June 30, 2018 compared to the same period in 2017.

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

The decrease in additions to contract costs assets for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily attributable to payments for processing rights that are included in the changes in contract assets and liabilities in the operating activities section of the Company’s consolidated statements of cash flows upon the Company’s adoption of ASC 606 as of January 1, 2018.

Cash Flows From Investing Activities

	Six months ended
	June 30,
(in thousands)	2018	2017
Cash used in acquisitions, net of cash acquired	$(1,051,629)	-
Purchases of property and equipment	(48,608)	(26,739)
Additions to internally developed computer software	(19,934)	(13,581)
Additions to licensed computer software from vendors	(19,216)	(10,568)
Other investing activities	(4,119)	(759)
Additions to contract acquisition costs	-	(14,655)
Net cash used in investing activities	$(1,143,506)	(66,302)

The primary uses of cash for investing activities in 2018 were for acquisitions, purchases of property and equipment, internal development of computer software and the purchase of licensed computer software. The primary uses of cash for investing activities in 2017 were for purchases of property and equipment, additions to contract acquisition costs, internal development of computer software and the purchase of licensed computer software.

Cash Flows From Financing Activities

	Six months ended
	June 30,
(in thousands)	2018	2017
Principal payments on long-term borrowings, capital lease obligations and license agreements	$(2,626,534)	(234,093)
Purchase of noncontrolling interest	(126,000)	(70,000)
Dividends paid on common stock	(47,190)	(36,734)
Subsidiary dividends paid to noncontrolling shareholders	(3,778)	(3,885)
Repurchase of common stock under plans and tax withholding	(82)	(24)
Debt issuance costs	(15,979)	-
Proceeds from borrowings of long-term debt	3,477,000	-
Proceeds from exercise of stock options	29,289	8,987
Net cash provided by (used in) financing activities	$686,726	(335,749)

The main uses of cash for financing activities in 2018 were the purchase of the remaining fifteen percent interest in Central Payment Co., LLC (“CPAY”), principal payments on long-term borrowings, capital lease obligations and license agreements, and the payment of dividends. The main source of cash provided by financing activities in 2018 is the proceeds from borrowing of long-term debt and exercises of stock options. The main source of cash provided by financing activities in 2017 was the proceeds from exercises of stock options. The main uses of cash for financing activities in 2017 were principal payments on long-term borrowings, capital lease obligations and license agreements, the purchase of an additional ten percent interest in CPAY, and the payment of dividends.

Refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Dividends

Dividends on common stock of $47.2 million and $36.7 million were paid during the six months ended June 30, 2018 and 2017, respectively. The Company increased its quarterly dividend from $0.10 per share to $0.13 per share in July 2017. For the six months ended June 30, 2018, the Company paid dividends of $0.26 per share compared to $0.20 per share for the six months ended June 30, 2017.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The Company did not purchase any shares under the plan during the six months ended June 30, 2018 or 2017. The Company has 10.5 million shares available to be purchased under the plan.

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

TSYS maintains operating cash accounts outside the United States. Refer to Note 4 in the Notes to Unaudited Consolidated Financial Statements for more information on cash and cash equivalents. TSYS has adopted the permanent reinvestment exception under GAAP with respect to future earnings of certain foreign subsidiaries. While some of the foreign cash is available to repay intercompany financing arrangements, some remaining amounts may not be presently available to fund domestic operations and obligations without paying withholding taxes upon its repatriation. Demand on the Company’s cash has increased as a result of its strategic initiatives. TSYS funds these initiatives through a balance of internally generated cash, external sources of capital and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., TSYS will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. may be subject to foreign withholding taxes. Pursuant to the Tax Act, TSYS has not provided for the U.S. federal tax liability on these amounts for financial statement purposes. TSYS utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the locations where it is needed.

Impact of Inflation

Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.6:1. As of June 30, 2018, TSYS had working capital of $691.4 million compared to working capital of $90.2 million as of December 31, 2017.

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

•	conversions and deconversions of client portfolios may not occur as scheduled;
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

•

the success of Consumer Solutions’ business expansion strategies to offset the loss of revenue from the CFPB’s new rule regarding prepaid financial products which will depend on, among other things, the rate of adoption of Consumer Solutions’ new products both by consumers and its distribution partners, the rate of utilization of the various product features by cardholders and market and regulatory dynamics, and, in addition, the costs of compliance associated with the new rule;

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars as of June 30, 2018:

(in thousands)	As of June 30, 2018
Europe	$187,600
China	147,952
Cyprus	43,334
Other	9,633

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

TSYS recorded net translation gain of approximately $0.5 million and $0.1 million for the three and six months ended June 30, 2018, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2018, was approximately $18.2 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of June 30, 2018, was $40.6 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $40.6 million as of June 30, 2018.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$406	2,031	4,062	(406)	(2,031)	(4,062)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2018, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

TSYS completed the acquisitions of Cayan Holdings LLC in January 2018 and also substantially all of the assets of iMobile3, LLC in June 2018. TSYS is currently evaluating the Cayan and iMobile3 accounting and reporting processes with TSYS’ framework of internal control over financial reporting.

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

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs	[2]
April 2018	1	[1]	$84.05	[1]	9,500		10,500
May 2018	-		-		9,500		10,500
June 2018	-	[1]	85.19	[1]	9,500		10,500
Total	1	[3]	$84.05

[1]	Denotes a total of 680 shares in April and 2 shares in June withheld for payment of taxes.
[2]

In January 2015, TSYS’ Board of Directors approved a stock repurchase plan to repurchase up to 20 million shares of TSYS stock.  The shares may be purchased from time to time at prices considered appropriate. There is no expiration date for the plan.

[3]	Total number of shares purchased amounts may not total due to rounding.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description
3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K filed with the SEC on June 20, 2018

4.1	Form of 4.000% Senior Note due 2023, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 11, 2018

4.2	Form of 4.450% Senior Note due 2028, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K filed with the SEC on May 11, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: August 7, 2018	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer

Date: August 7, 2018	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and
Chief Financial Officer