Form 10-Q
period 2018-09-30
TOTAL SYSTEM SERVICES INC
filed 2018-11-06
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: October 31, 2018
Common Stock, $0.10 par value	182,441,467 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (Note 4)	$484,581	450,357
Accounts receivable, net of allowances for doubtful accounts and billing adjustments of $5.7 million and $5.9 million as of 2018 and 2017, respectively	485,722	412,322
Contract assets (Note 2)	32,604	-
Prepaid expenses and other current assets (Note 4)	197,010	216,565
Total current assets	1,199,917	1,079,244
Contract assets (Note 2)	49,956	-
Goodwill (Note 3)	4,113,669	3,264,071
Other intangible assets, net of accumulated amortization of $757.4 million and $600.9 million as of 2018 and 2017, respectively	855,527	727,146
Intangible assets - computer software, net of accumulated amortization of $913.9 million and $849.3 million as of 2018 and 2017, respectively	440,904	383,715
Property and equipment, net of accumulated depreciation and amortization of $538.5 million and $521.1 million as of 2018 and 2017, respectively	372,900	325,218
Contract cost assets, net of accumulated amortization (Notes 2 and 4)	147,732	258,665
Equity investments, net	170,177	163,518
Deferred income tax assets	6,928	6,091
Other assets	115,334	124,021
Total assets	$7,473,044	6,331,689
Liabilities
Current liabilities:
Current portion of long-term borrowings (Note 5)	$12,975	559,050
Accounts payable	59,770	62,310
Contract liabilities (Note 2)	50,673	52,913
Accrued salaries and employee benefits	59,951	82,135
Current portion of obligations under capital leases and license agreements (Note 5)	8,196	6,762
Other current liabilities (Note 4)	275,606	225,922
Total current liabilities	467,171	989,092
Long-term borrowings, excluding current portion (Note 5)	3,837,659	2,591,949
Deferred income tax liabilities	394,119	238,317
Contract liabilities (Note 2)	21,730	48,526
Obligations under capital leases and license agreements, excluding current portion (Note 5)	37,156	36,053
Other long-term liabilities	75,027	71,070
Total liabilities	4,832,862	3,975,007
Redeemable noncontrolling interest in consolidated subsidiary	-	115,689
Commitments and contingencies (Note 10)
Shareholders' Equity
Shareholders’ equity:
Common stock- $0.10 par value. Authorized 600,000 shares; 202,765 issued as of 2018 and 2017; 182,441 and 180,903 outstanding as of 2018 and 2017, respectively	20,277	20,277
Additional paid-in capital	178,155	162,806
Accumulated other comprehensive loss, net (Note 4)	(50,086)	(36,148)
Treasury stock, at cost (20,324 and 21,862 shares as of 2018 and 2017, respectively)	(873,946)	(909,960)
Retained earnings	3,365,782	3,004,018
Total shareholders’ equity	2,640,182	2,240,993
Total liabilities and shareholders' equity	$7,473,044	6,331,689

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Total revenues (Notes 2 and 8)	$1,015,371	1,247,576	3,010,121	3,654,676
Cost of services (Note 2)	624,363	898,471	1,855,546	2,638,214
Selling, general and administrative expenses	175,025	149,413	541,623	456,339
Total operating expenses	799,388	1,047,884	2,397,169	3,094,553
Operating income	215,983	199,692	612,952	560,123
Nonoperating expenses, net	(41,294)	(28,835)	(120,106)	(88,780)
Income before income taxes and equity in income of equity investments	174,689	170,857	492,846	471,343
Income taxes (Note 7)	31,112	54,628	86,662	153,917
Income before equity in income of equity investments	143,577	116,229	406,184	317,426
Equity in income of equity investments, net of tax	12,383	8,497	35,313	30,919
Net income	155,960	124,726	441,497	348,345
Net income attributable to noncontrolling interests	-	(1,631)	(1,261)	(4,368)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$155,960	123,095	440,236	343,977
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 11)	$0.85	0.67	2.42	1.87
Diluted EPS attributable to TSYS common shareholders (Note 11)	$0.85	0.66	2.40	1.85

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$155,960	124,726	441,497	348,345
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,912)	7,946	(14,169)	20,511
Postretirement healthcare plan adjustments	(179)	(693)	(537)	(445)
Unrealized loss on available-for-sale securities	(2,302)	(1,373)	(1,561)	(3,166)
Other comprehensive (loss) income	(7,393)	5,880	(16,267)	16,900
Comprehensive income	148,567	130,606	425,230	365,245
Comprehensive income attributable to noncontrolling interests	-	(1,631)	(1,261)	(4,368)
Comprehensive income attributable to TSYS common shareholders	$148,567	128,975	423,969	360,877

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$441,497	348,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310,010	303,821
Provisions for cardholder losses	50,911	39,036
Share-based compensation	32,916	28,462
Provisions for bad debt expenses and billing adjustments	7,451	7,835
Charges for transaction processing provisions	4,694	5,719
Amortization of debt issuance costs	3,668	3,247
Dividends received from equity investments	24,921	20,589
(Gain) loss on foreign currency	(295)	1,250
Amortization of bond discount	753	677
Loss on disposal of equipment, net	27	1,247
Deferred income tax expense (benefit)	21,173	(46,435)
Equity in income of equity investments, net of tax	(35,313)	(30,919)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(62,751)	(24,582)
Contract assets and contract liabilities	(4,824)	8,282
Contract cost assets	2,906	-
Prepaid expenses, other current assets and other long-term assets	15,684	12,118
Accounts payable	(3,760)	14,419
Accrued salaries and employee benefits	(26,199)	(10,315)
Other current liabilities and other long-term liabilities	(30,961)	(23,368)
Net cash provided by operating activities	752,508	659,428

Cash flows from investing activities:
Purchases of property and equipment	(77,841)	(42,572)
Additions to contract acquisition costs	-	(21,662)
Additions to internally developed computer software	(29,692)	(22,011)
Additions to licensed computer software from vendors	(32,496)	(23,114)
Cash used in acquisitions, net of cash acquired	(1,051,629)	-
Other investing activities	(5,670)	(1,436)
Net cash used in investing activities	(1,197,328)	(110,795)

Cash flows from financing activities:
Principal payments on long-term borrowings, capital lease obligations and license agreements	(2,807,187)	(415,788)
Purchase of noncontrolling interest	(126,000)	(70,000)
Dividends paid on common stock	(70,897)	(55,151)
Subsidiary dividends paid to noncontrolling shareholders	(3,778)	(5,216)
Repurchase of common stock under plans and tax withholding	(443)	(27,895)
Debt issuance costs	(16,004)	-
Proceeds from borrowings of long-term debt	3,477,000	-
Proceeds from exercise of stock options	31,024	15,499
Net cash provided by (used in) financing activities	483,715	(558,551)

Cash, cash equivalents and restricted cash:
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,639)	5,589
Net increase (decrease) in cash, cash equivalents and restricted cash	35,256	(4,329)
Cash, cash equivalents and restricted cash at beginning of period	451,370	425,810
Cash, cash equivalents and restricted cash at end of period	$486,626	421,481

Supplemental cash flow information:
Interest paid	$113,099	93,151
Income taxes paid, net	$59,099	194,435

See accompanying Notes to Unaudited Consolidated Financial Statements

Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statement of Changes in Equity

(Unaudited)

		TSYS Shareholders
					Accumulated
					Other
	Redeemable			Additional	Comprehensive
	Noncontrolling	Common Stock		Paid-In	Income (Loss),	Treasury	Retained
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	Net of Tax	Stock	Earnings	Total Equity

Balance as of December 31, 2017	$115,689	202,765	$20,277	162,806	(36,148)	(909,960)	3,004,018	$2,240,993
Cumulative effect adjustment from adoption of ASU 2014-09 (Note 2)	-	-	-	-	-	-	(4,445)	(4,445)
Reclassification from adoption of ASU 2018-02 (Notes 1 and 4)	-	-	-	-	2,329	-	(2,329)	-
Net income	1,261	-	-	-	-	-	440,236	440,236
Other comprehensive loss	-	-	-	-	(16,267)	-	-	(16,267)
Common stock issued from treasury shares for exercise of stock options	-	-	-	7,075	-	23,943	-	31,018
Common stock unissued due to forfeiture of nonvested awards	-	-	-	658	-	(658)	-	-
Common stock issued from treasury shares for nonvested awards	-	-	-	(13,163)	-	13,163	-	-
Common stock issued from treasury shares for dividend equivalents	-	-	-	925	-	9	-	934
Share-based compensation	-	-	-	32,682	-	-	-	32,682
Cash dividends declared ($0.39 per share)	-	-	-	-	-	-	(71,698)	(71,698)
Purchase of treasury shares	-	-	-	-	-	(443)	-	(443)
Adjustments to redemption value of redeemable noncontrolling interest	12,828	-	-	(12,828)	-	-	-	(12,828)
Repurchase of noncontrolling interest	(126,000)	-	-	-	-	-	-	-
Subsidiary dividends paid to noncontrolling interest	(3,778)	-	-	-	-	-	-	-
Balance as of September 30, 2018	$-	202,765	$20,277	178,155	(50,086)	(873,946)	3,365,782	$2,640,182

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09 Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met:

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

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments in this ASU eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The ASU was early adopted by the Company as of July 1, 2018 and the Company recorded a balance sheet reclassification of $2.3 million between accumulated other comprehensive loss and retained earnings.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for the Company on January 1, 2020. Early adoption of the ASU is permitted. The Company is evaluating the effects of ASU 2018-15 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The FASB is issuing the amendments in this update in connection with the FASB Statement of Financial Accounting Concepts No.8, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, which was finalized in August 2018. The amendments in this update modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement, by removing, modifying or adding disclosures. The ASU is effective for the Company on January 1, 2020. Early adoption of the ASU is permitted.  The Company is evaluating the effects of ASU 2018-13 on its consolidated financial statements.

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

Recent Accounting Pronouncements Related to Leases

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The ASU also addresses other concerns related to the current leases model. The new guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted for all entities.

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

The Company will adopt ASU 2016-02 on January 1, 2019 using the additional transition method (cumulative effect method) provided by ASU 2018-11. To date, the Company has elected to utilize the following practical expedients and accounting policy elections:

•

The Company, electing as a package, will not reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease, (b) lease classification for expired or existing leases, and (c) whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02.

•	The Company will not evaluate land easements that exist or expired before the Company’s adoption of ASU 2016-02 and that were not previously accounted for as leases.
•

From a lessee perspective, the Company has elected, as an accounting policy election by class of underlying asset, not to separate non-lease components from lease components. By electing to utilize this practical expedient, the Company will account for the combined lease and non-lease components as a single lease component.

•

From a lessee perspective, the Company has elected, as an accounting policy election by class of underlying asset, not to recognize Right-of-Use (ROU) assets and lease liabilities for short-term leases.

•	The Company will utilize incremental borrowing rates in transition (as of January 1, 2019) based on the remaining lease payments and remaining lease term.

The Company decided not to elect the use of hindsight in determining the lease term and in assessing impairment of the Company’s ROU assets.

The Company has formed a cross-functional project team to evaluate the requirements of the new leases standard from both a lessee and lessor perspective, and to monitor ongoing standard setting activities of the FASB. The Company is reviewing its lease contracts under the new standard to identify and evaluate differences from current guidance. From a lessee standpoint, the Company’s leases primarily involve computer and other equipment, and facilities. Also, from a lessor perspective, the Company continues to evaluate the accounting treatment for point-of-sale (“POS”) terminals.

While the Company is continuing to evaluate the effects of this ASU, the Company expects to record material ROU assets and lease liabilities on its consolidated balance sheet upon adoption as of January 1, 2019. The Company does not expect the adoption of this ASU to have a material impact on its results of operations or cash flows. The adoption of this guidance will require the implementation of new or updated accounting processes, procedures and internal controls over financial reporting. The Company plans to implement a new lease accounting software solution to facilitate compliance with the requirements of the new standard. The new standard will also require expanded qualitative and quantitative disclosures regarding the Company’s leases.

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

Issuer Solutions revenues also include loyalty redemption services and professional services.

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

The Issuer Solutions segment also enters into licensing arrangements with customers. Under these arrangements, the Company provides the customer with a term license (functional IP), implementation services and annual support, which includes unspecified upgrades and enhancements. The Company has determined that these promised goods and services represent one combined performance obligation since the individual promised goods or services are not distinct in the context of the contract. The Company recognizes revenue over the remaining contract period beginning at go-live, on a straight-line basis, for this performance obligation. Revenues related to this combined performance obligation are immaterial. For separate performance obligations relating to professional services, revenue is recognized using an input method based on labor hours expended.

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

Description of revenue recognition policies

Merchant Solutions revenues typically include one performance obligation to provide processing services to individual merchants, large financial institutions, other merchant acquirers or merchant organizations. The Company has determined that merchant processing services represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Merchant

Solutions arrangements also include other promised goods or services (such as point-of-sale terminals and merchant statement services) that are immaterial in the context of the contract. As a result, the Company has determined that Merchant Solutions arrangements represent one performance obligation.

The Company has determined that the performance obligation to provide merchant processing services meets the allocation of variable consideration exception criteria (“direct allocation”) in that (a) the terms of a variable payment relate specifically to the entity’s efforts to satisfy the performance obligation or transfer the distinct service and (b) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective when considering all of the performance obligations and payment terms in the contract. As a result, the Company allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer.

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

Disaggregation of revenue

The following table summarizes volume-based and non-volume related revenue from contracts with external customers for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$227,423	325,831	195,722	$748,976
Non-volume related revenues	243,555	22,760	80	266,395
Total revenues	$470,978	348,591	195,802	$1,015,371

	Nine months ended September 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$670,374	954,073	604,933	$2,229,380
Non-volume related revenues	716,565	62,654	1,522	780,741
Total revenues	$1,386,939	1,016,727	606,455	$3,010,121

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

The following table summarizes revenue from contracts with customers, by currency, for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. Dollar	$373,821	348,419	195,802	$918,042
British Pound Sterling	65,259	-	-	65,259
Euro	25,135	-	-	25,135
Other	6,763	172	-	6,935
Total revenues	$470,978	348,591	195,802	$1,015,371

	Nine months ended September 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. Dollar	$1,101,180	1,016,161	606,455	$2,723,796
British Pound Sterling	187,478	-	-	187,478
Euro	77,152	-	-	77,152
Other	21,129	566	-	21,695
Total revenues	$1,386,939	1,016,727	606,455	$3,010,121

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

(in thousands)	Remainder of 2018	2019	2020	2021	2022 - 2029	Total
Unsatisfied or partially unsatisfied performance obligations	$200,261	698,863	605,797	508,478	808,194	$2,821,593

Contract balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	September 30, 2018	January 1, 2018
Accounts receivable	$485,722	$412,322
Contract assets	82,560	87,812
Contract liabilities	72,403	76,541

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

Significant changes in the contract assets and liabilities balances during the nine months ended September 30, 2018 are as follows:

	Nine months ended September 30, 2018
(in thousands)	Contract Assets Increase/(Decrease)	Contract Liabilities (Increase)/Decrease
Changes in net contract assets and net contract liabilities related to signing incentives	$18,366	$57
Changes in net contract assets and net contract liabilities related to signing incentive amortization	(19,980)	(5,986)
Changes in net contract assets and net contract liabilities related to revenue recognized in advance of billings	3,900	1,584
Change in net contract assets and liabilities due to billed amounts transferred to receivables	(3,694)	(2,612)
Changes in net contract assets and net contract liabilities primarily relating to cash received from customers	(3,925)	(111,778)
Deferred revenue that was released from net contract assets and net contract liabilities	6,308	113,520

Other changes in contract assets and contract liabilities primarily relate to foreign currency translation.

Costs to obtain or fulfill a contract

The Company capitalizes the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, a sales commission). The Company also makes commission payments to third parties such as agents and partners. To date, costs to obtain a contract that qualify for capitalization are immaterial.

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

As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. None of the Company’s contracts as of September 30, 2018 contained a significant financing component.

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

Impact of New Revenue Guidance on Financial Statement Line Items

The disclosure of the impact of adoption of ASC 606 on the Company’s consolidated balance sheets, statements of income, and statements of cash flows was as follows:

	As of September 30, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Prepaid expenses and other current assets	$197,010	$199,071	$(2,061)
Contract assets (short-term and long-term)	82,560	-	82,560
Contract cost assets (short-term and long-term)	147,732	255,567	(107,835)
Deferred income tax assets	6,928	6,051	877
Other assets	115,334	120,752	(5,418)
Liabilities:
Contract liabilities (short-term and long-term)	72,403	91,576	(19,173)
Other liabilities (short-term and long-term)	350,633	352,435	(1,802)
Shareholders’ equity:
Accumulated other comprehensive loss, net	(50,086)	(49,707)	(379)
Retained earnings	3,365,782	3,376,305	(10,523)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in thousands, except per share data)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Total revenues	$1,015,371	1,459,182	(443,811)	3,010,121	4,252,569	(1,242,448)
Total operating expenses	799,388	1,239,228	(439,840)	2,397,169	3,631,739	(1,234,570)
Operating income	$215,983	219,954	(3,971)	612,952	620,830	(7,878)
Income taxes	$31,112	32,033	(921)	86,662	88,461	(1,799)
Net income	$155,960	159,010	(3,050)	441,497	447,575	(6,078)
Net income attributable to TSYS common shareholders	$155,960	159,010	(3,050)	440,236	446,314	(6,078)
Basic earnings per share (EPS) attributable to TSYS common shareholders[1]	$0.85	0.87	(0.02)	2.42	2.45	(0.03)
Diluted EPS attributable to TSYS common shareholders[1]	$0.85	0.86	(0.02)	2.40	2.43	(0.03)

[1]	EPS Amounts may not total due to rounding.

	Nine months ended September 30, 2018
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Cash flows from operating activities:
Net income	$441,497	$447,575	$(6,078)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310,010	356,247	(46,237)
Changes in contract assets and contract liabilities	(4,824)	(34,687)	29,863
Changes in contract cost assets	2,906	-	2,906
Changes in other current and other long-term liabilities	(30,961)	(25,584)	(5,377)

Cash flows from investing activities:
Additions to contract cost assets	-	(24,923)	24,923

Note 3 — Fair Value Measurement

Refer to Note 2 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding fair value measurement.

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the nine months ended September 30, 2018 and 2017.

As of September 30, 2018, the Company had recorded goodwill in the amount of $4.1 billion. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2018, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

Note 4 — Supplementary Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

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

Cash, cash equivalents and restricted cash balances are summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents in domestic accounts	$422,044	396,577
Cash and cash equivalents in foreign accounts	62,537	53,780
Total cash and cash equivalents	484,581	450,357
Restricted cash included in other assets	2,045	1,013
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$486,626	451,370

Restricted cash included in other assets in the consolidated balance sheets represents immaterial amounts required across the Company’s segments for operational purposes.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
Prepaid expenses	$43,458	65,159
Income taxes receivable	38,615	41,400
R&D state tax credit	26,346	22,642
Supplies inventory	19,401	17,072
Other	69,190	70,292
Total	$197,010	216,565

Contract Cost Assets, Net

Significant components of contract cost assets are summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
Contract cost assets[1], net	$147,732	139,249
Payments for processing rights[2], net	-	119,416
Total	$147,732	258,665

Amortization expense related to contract cost assets is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Amortization expense related to:
Contract cost assets[1]	$8,592	7,266	27,830	22,596
Payments for processing rights[2]	-	5,076	-	15,405

1.

Upon the Company’s adoption of ASC 606, costs to obtain or fulfill a contract are classified as contract cost assets. As of September 30, 2018, contract cost assets primarily relate to conversion costs. Costs to obtain a contract that qualify for capitalization are immaterial. See further discussion in Note 2. Prior to the Company’s adoption of ASC 606, contract cost assets were referred to as contract acquisition costs and included both conversion costs and payments for processing rights (signing incentives).

2.

Upon the Company’s adoption of ASC 606, payments for processing rights (signing incentives) are classified as contract assets in the Company’s consolidated balance sheets. See further discussion in Note 2. Prior to the Company’s adoption of ASC 606, contract cost assets were referred to as contract acquisition costs and included both conversion costs and payments for processing rights.

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
Accrued card brand fees	$52,894	43,814
Accrued third-party commissions	43,005	34,276
Accrued expenses	34,726	34,260
Dividends payable	24,753	24,886
Accrued interest	23,923	19,330
Other	96,305	69,356
Total	$275,606	225,922

Accumulated Other Comprehensive Loss (AOCL)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (AOCI) (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Foreign currency translation adjustments and transfers from noncontrolling interests	Gain on available-for-sale securities	Change in postretirement healthcare plans	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2017	$(43,464)	8,446	(1,130)	$(36,148)
Pretax amount	(14,528)	(2,000)	(451)	(16,979)
Tax effect	(359)	(439)	86	(712)
Net-of-tax amount	(14,169)	(1,561)	(537)	(16,267)
Reclassification for adoption of ASU 2018-02 (Note 1)	604	1,968	(243)	2,329
Balance as of September 30, 2018	$(57,029)	8,853	(1,910)	$(50,086)

As discussed in Note 1, the Company early adopted ASU 2018-02 as of July 1, 2018 and recorded a balance sheet reclassification of $2.3 million between accumulated other comprehensive loss and retained earnings.

Note 5 — Long-Term Borrowings, Capital Lease Obligations and License Agreements

Long-term debt as of September 30, 2018 and December 31, 2017 consists of:

(in thousands)	September 30, 2018	December 31, 2017
3.800% Senior Notes due April 1, 2021 (5 year tranche), net of discount and debt issuance costs	$746,067	745,000
4.800% Senior Notes due April 1, 2026 (10 year tranche), net of discount and debt issuance costs	743,558	743,042
2.375% Senior Notes due June 1, 2018 (5 year tranche), net of discount and debt issuance costs	-	549,532
3.750% Senior Notes due June 1, 2023 (10 year tranche), net of discount and debt issuance costs	545,427	544,780
4.000% Senior Notes due June 1, 2023 (5 year tranche), net of discount and debt issuance costs	545,591	-
4.450% Senior Notes due June 1, 2028 (10 year tranche), net of discount and debt issuance costs	445,343	-
LIBOR + 1.300%, unsecured revolving loan, due April 23, 2023, with monthly interest payments on outstanding balances	805,000	-
3.760% note payable due March 20, 2020, with monthly interest and principal payments	19,648	-
LIBOR + 1.500%, unsecured term facility, due February 23, 2021, with quarterly principal and interest payments, net of debt issuance costs	-	368,645
LIBOR + 1.300%, unsecured revolving loan, due February 23, 2021, with monthly interest payments on outstanding balances	-	200,000
Total debt	3,850,634	3,150,999
Less current portion	(12,975)	(559,050)
Noncurrent portion of long-term debt	$3,837,659	2,591,949

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

The Credit Agreement contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of the Company’s corporate existence, material compliance with laws and the payment of taxes and other material obligations. The Credit Agreement also contains financial covenants including (i) a minimum consolidated fixed charge coverage ratio (the “Minimum Fixed Charge Coverage Ratio”) of 2.5 to 1.0 and (ii) a maximum consolidated leverage ratio (“Maximum Leverage Ratio”) (x) of 4.00 to 1.0, for the fiscal quarter ending June 30, 2018, (y) of 3.75 to 1.0, for each of the fiscal quarters ending September 30, 2018, December 31, 2018 and March 31, 2019, and (z) of 3.50 to 1.0, for any fiscal quarter ending thereafter. The Company was in compliance with all applicable financial covenants as of September 30, 2018.

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

Below is a summary of the Company’s borrowings and repayments on outstanding debt, capital lease obligations and license agreements:

	Nine months ended September 30, 2018
(in thousands)	Borrowings	Capital lease obligations	License agreements	Total
Additional borrowings	$3,502,955	8,435	3,416	$3,514,806
Principal payments	2,798,308	7,271	1,608	2,807,187

Refer to Note 9 for more information on capital lease obligations and license agreements.

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

Below is a summary of share-based compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Share-based compensation	$12,392	8,407	32,916	28,462

Nonvested Share Awards - Time-Based

The Company granted shares of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards. As of September 30, 2018, there was approximately $26.5 million of unrecognized compensation cost related to time-based nonvested share awards.

	Nine months ended September 30,
	2018	2017
Number of shares granted	323,384	323,497
Market value (in millions)	$28.8	17.7

Performance- and Market-Based Awards

The Company granted performance- and market-based shares to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest up to a maximum of 200%. During the first nine months of 2018 and 2017, the Compensation Committee established performance goals based primarily on various financial and market-based measures. The Company’s market-based awards are based upon the Company’s Total Shareholder Return (“TSR”) as compared to the TSR of the companies in the S&P 500 at the end of the performance period.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of September 30, 2018, there was approximately $24.2 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2020. As of September 30, 2018, there was approximately $2.9 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2020.

During the nine months ended September 30, 2018, the Company granted performance-based awards based on performance measures of adjusted diluted EPS, net revenue and non-financial operational metrics. Adjusted diluted EPS is adjusted earnings divided by weighted average diluted shares outstanding used for diluted EPS calculations. Adjusted earnings is net income excluding the after-tax impact of share-based compensation expense, amortization of acquisition intangibles, merger and acquisition expenses for completed acquisitions and litigation claims, judgments or settlement expenses and related legal expenses. Net revenue is total revenues less reimbursable items, as well as, merchant acquiring interchange and payment network fees charged by card associations or payment networks that are recorded by TSYS as expense. The number of performance-based shares with a one year performance period granted during the nine months ended September 30, 2018 totaled 84,600. The number of performance-based shares with a three year performance period granted during the nine months ended September 30 2018, totaled 130,840. The grants awarded with a three year performance period during the first nine months of 2018 will be expensed through December 31, 2020.

During the nine months ended September 30, 2017, the Company granted performance-based awards based on performance measures of adjusted diluted EPS and net revenue. The number of performance-based shares that have a one year performance period granted during the nine months ended September 30, 2017 totaled 146,094. The number of performance-based shares with a three year performance period granted during the nine months ended September 30, 2017 totaled 103,297. The grants awarded with a three year performance period during the first nine months of 2017 will be expensed through December 31, 2019.

The following table summarizes the market-based awards granted during the first nine months of 2018 and 2017:

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

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Nine months ended
	September 30,
	2018	2017
Number of options granted	360,118	548,265
Weighted average exercise price	$86.88	54.90
Risk-free interest rate	2.55%	1.78%
Expected volatility	21.80%	21.71%
Expected term (years)	4.8	4.6
Dividend yield	0.60%	0.73%
Weighted average fair value	$19.23	10.83

As of September 30, 2018, there was approximately $5.0 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.6 years.

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

TSYS’ effective tax rate was 17.8% and 32.0% for the three months ended September 30, 2018 and 2017, respectively, and 17.6% and 32.7% for the nine months ended September 30, 2018 and 2017, respectively. The primary reasons for the lower effective income tax rate for the three months ended September 30, 2018 as compared to the same period last year are the lower 2018 statutory Federal income tax rate as enacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), and favorable variances in discrete items related to 2017 return to provision true-up adjustments and changes in unrecognized tax benefits from uncertain tax positions. The primary reasons for the lower effective income tax rate for the nine months ended September 30, 2018 as compared to the same period last year are the lower 2018 statutory Federal income tax rate as enacted by the Tax Act, and favorable variances in discrete items related to excess tax benefits from share-based compensation and 2017 return to provision true-up adjustments.

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

Pursuant to SEC Staff Accounting Bulletin No. 118, some amounts related to the Tax Act may be provisional and adjusted during the measurement period ending December 31, 2018. TSYS no longer has any such provisional amounts.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The unrecognized tax benefit amounts were $21.7 million and $23.8 million as of September 30, 2018 and December 31, 2017, respectively, which resulted in a decrease of $2.1 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of income. Gross accrued interest and penalties on unrecognized tax benefits totaled $2.3 million and $2.0 million as of September 30, 2018 and December 31, 2017, respectively. The total amounts of unrecognized income tax benefits as of September 30, 2018 and December 31, 2017, that, if recognized, would affect the effective tax rates are $22.7 million and $24.5 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $1.5 million and $1.3 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

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

The following table presents the Company’s total assets by segment:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Issuer Solutions	$6,823,643	5,735,195
Merchant Solutions	4,288,618	3,136,395
Consumer Solutions	1,394,470	1,418,644
Intersegment assets	(5,033,687)	(3,958,545)
Total assets	$7,473,044	6,331,689

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	September 30, 2018	December 31, 2017
United States	$309,796	271,877
Europe	48,258	43,586
Other	14,846	9,755
Total	$372,900	325,218

The following table presents the Company’s depreciation and amortization by segment:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Depreciation and amortization by segment:
Issuer Solutions	$30,411	36,699	88,382	109,287
Merchant Solutions	8,014	7,588	23,362	21,990
Consumer Solutions	4,303	3,785	12,875	12,057
Segment depreciation and amortization	42,728	48,072	124,619	143,334
Acquisition intangible amortization	57,590	50,856	182,479	156,966
Corporate administration and other	1,014	1,356	2,912	3,521
Total depreciation and amortization[1]	$101,332	100,284	310,010	303,821

1.	Client incentive/contract asset amortization is no longer included in depreciation and amortization due to the adoption of ASC 606 on January 1, 2018.

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended September 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$271,158	347,858	195,802	$814,818
Europe[1]	95,196	166	-	95,362
Canada[1]	82,434	270	-	82,704
Other[1]	22,190	297	-	22,487
Total	$470,978	348,591	195,802	$1,015,371

	Nine months ended September 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$801,464	1,014,618	606,455	$2,422,537
Europe[1]	279,678	418	-	280,096
Canada[1]	241,092	828	-	241,920
Other[1]	64,705	863	-	65,568
Total	$1,386,939	1,016,727	606,455	$3,010,121

	Three months ended September 30, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$261,878	625,148	179,488	$1,066,514
Europe[1]	80,492	49	-	80,541
Canada[1]	79,098	381	-	79,479
Other[1]	20,762	280	-	21,042
Total	$442,230	625,858	179,488	$1,247,576

	Nine months ended September 30, 2017
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$780,728	1,795,919	559,183	$3,135,830
Europe[1]	237,039	187	-	237,226
Canada[1]	234,055	1,004	-	235,059
Other[1]	45,656	905	-	46,561
Total	$1,297,478	1,798,015	559,183	$3,654,676

[1]	Certain of these revenues are impacted by movements in foreign currency exchange rates.

As discussed in Note 2, the most significant impact of the Company’s adoption of ASC 606 as of January 1, 2018 is the result of gross versus net presentation of interchange and payment network fees. In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Adjusted operating income by segment:
Issuer Solutions (a)	$154,107	147,758	456,588	428,909
Merchant Solutions (b)	125,153	103,275	359,983	296,551
Consumer Solutions (c)	49,503	48,560	149,089	143,251
Corporate Administration and Other	(39,911)	(39,560)	(117,477)	(111,170)
Adjusted segment operating income[1] (d)	288,852	260,033	848,183	757,541
Less:
Share-based compensation	12,392	8,407	32,916	28,462
Cayan and TransFirst merger & acquisition (M&A) and integration expenses[2]	2,887	1,052	19,836	10,086
Litigation, claims, judgments or settlements	-	26	-	1,904
Acquisition intangible amortization	57,590	50,856	182,479	156,966
Operating income	215,983	199,692	612,952	560,123
Nonoperating expenses, net	(41,294)	(28,835)	(120,106)	(88,780)
Income before income taxes and equity in income of equity investments	$174,689	170,857	492,846	471,343

Net revenue by segment:
Issuer Solutions (e)	$434,332	401,074	1,278,921	1,181,090
Merchant Solutions (f)	346,309	281,819	1,010,101	820,968
Consumer Solutions (g)	195,810	179,918	606,591	560,448
Segment net revenue	976,451	862,811	2,895,613	2,562,506
Less: intersegment revenues	11,857	10,052	38,974	32,787
Net revenue[3] (h)	964,594	852,759	2,856,639	2,529,719
Add: reimbursable items, interchange and payment network fees[4]	50,777	394,817	153,482	1,124,957
Total revenues	$1,015,371	1,247,576	3,010,121	3,654,676

Adjusted segment operating margin on net revenue:
Issuer Solutions (a)/(e)	35.5%	36.8%	35.7%	36.3%
Merchant Solutions (b)/(f)	36.1%	36.6%	35.6%	36.1%
Consumer Solutions (c)/(g)	25.3%	27.0%	24.6%	25.6%

Adjusted segment operating margin on net revenue (d)/(h)	29.9%	30.5%	29.7%	29.9%

[1]

Adjusted segment operating income excludes acquisition intangible amortization, Cayan and TransFirst M&A and integration expenses, share-based compensation, litigation and related expenses, and expenses associated with Corporate Administration and Other.

[2]	Excludes share-based compensation.
[3]

Net revenue is defined as total revenues less reimbursable items (such as postage), as well as, merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense.

[4]

As discussed in Note 2, the most significant impact of the Company’s adoption of ASC 606 as of January 1, 2018 is the result of gross versus net presentation of interchange and payment network fees. In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017.

Major Customers

For the three and nine months ended September 30, 2018 and 2017, the Company did not have any major customers.

Note 9 — Supplementary Cash Flow Information

Nonvested Awards

The Company issued shares of common stock to certain key employees during the first nine months of 2018 and 2017, respectively. The grants were issued under nonvested stock bonus awards for services to be provided in the future. Refer to Note 6 for more information.

Equipment Acquired Under Capital Lease Obligations and Software Acquired Under License Agreements

There was approximately $8.4 million of equipment acquired under capital lease obligations and $3.4 million of software acquired under license agreements in the first nine months of 2018. Additionally, the Company acquired $36.5 million of software through vendor financing and other arrangements during the first nine months of 2018. During the first nine months of 2017, the Company acquired approximately $3.7 million of equipment under capital lease obligations and $7.4 million of software under license agreements.

Acquisitions

Refer to Note 12 for a summary of the assets acquired and liabilities assumed through acquisition in January 2018.

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

At present, pursuant to a court order, all discovery in the action is stayed pending the resolution of parallel criminal proceedings against certain former principals of TelexFree, Inc. Despite that stay of discovery, the lead plaintiffs have subpoenaed documents previously produced by ProPay pursuant to the Federal Rules of Bankruptcy Procedure to the court-appointed trustee in the TelexFree bankruptcy proceeding. ProPay has filed a motion to quash that subpoena. ProPay’s motion remains pending before the Court. On April 4, 2017, lead plaintiffs moved the court for leave to further amend the Second Amended Complaint, and submitted a proposed amendment with their motion. The proposed amendment sought to add new defendants to the case but did not make any new or additional allegations against ProPay. The Court ultimately permitted lead plaintiffs to amend their complaint to add new defendants, but did not require defendants such as ProPay to refile their motions to dismiss the Second Amended Complaint.

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

Note 11 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands, except per share data)	Common Stock	Common Stock	Common Stock	Common Stock
Basic EPS:
Net income attributable to TSYS common shareholders	$155,960	123,095	440,236	343,977
Less income allocated to nonvested awards	(62)	(231)	(299)	(871)
Net income allocated to common stock for EPS calculation (a)	$155,898	122,864	439,937	343,106
Average common shares outstanding (b)	182,355	183,917	182,016	183,633
Basic EPS (a)/(b)	$0.85	0.67	2.42	1.87

Diluted EPS:
Net income attributable to TSYS common shareholders	$155,960	123,095	440,236	343,977
Less income allocated to nonvested awards	(62)	(231)	(299)	(871)
Add income reallocated to nonvested awards[1]	62	231	299	871
Net income allocated to common stock for EPS calculation (c)	$155,960	123,095	440,236	343,977
Average common shares outstanding	182,355	183,917	182,016	183,633
Increase due to assumed issuance of shares related to common equivalent shares outstanding	919	1,192	1,014	1,123
Average nonvested awards[1]	572	699	571	717
Average common and common equivalent shares outstanding (d)	183,846	185,808	183,601	185,473
Diluted EPS (c)/(d)	$0.85	0.66	2.40	1.85

[1]

In accordance with the diluted EPS guidance under the two-class method, the Company uses the approach- either the treasury stock method or the two-class method assuming a participating security is not exercised- that is more dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands, except per share data)	Participating Securities	Participating Securities	Participating Securities	Participating Securities
Basic EPS:
Net income allocated to nonvested awards (a)	$62	231	299	871
Nonvested awards (b)	73	354	124	475
Basic EPS (a)/(b)	$0.85	0.65	2.41	1.83

Diluted EPS:
Net income allocated to nonvested awards (c)	$62	229	298	867
Average common and common equivalent shares outstanding (d)	73	354	124	475
Diluted EPS (c)/(d)	$0.85	0.65	2.40	1.83

[1]	EPS Amounts may not total due to rounding.

The diluted EPS calculation excludes stock options and nonvested awards that are exercisable into 0.4 million and 0.3 million common shares for the three and nine months ended September 30, 2018, and excludes 0.1 million and 0.5 million common shares for the three and nine months ended September 30, 2017, respectively, because their inclusion would have been anti-dilutive.

Note 12 — Acquisitions

Refer to Note 22 of the Company’s audited financial statements for the year ended December 31, 2017, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, for a discussion regarding acquisitions.

The revenue and operating loss of the Company’s 2018 acquisitions included in the Company’s consolidated statements of income since the acquisition are $47.7 million and ($1.8) million, respectively, for the three months ended September 30, 2018 and $135.4 million and ($6.8) million, respectively, for the nine months ended September 30, 2018.

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

Identifiable intangible assets acquired in the iMobile3 acquisition include technology of $6.9 million and non-compete agreements of $900,000. These amounts will remain preliminary until the valuation analysis has been finalized. The measurement period, during which changes in assets or other items of consideration are subject to adjustment, ends one year following the acquisition date. The intangible assets are being amortized over their estimated useful lives of three to five years based on the pattern of expected future economic benefit, which approximates a straight-line basis over the useful lives of the assets.

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

The goodwill amount of $0.8 billion arising from the acquisition is primarily attributable to the expansion of customer base, differentiation in market opportunity and economies of scale expected from combining the operations of TSYS and Cayan. All of the goodwill was assigned to TSYS’ Merchant Solutions segment. Approximately $0.4 billion of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Cayan and the preliminary recognized amounts of the identifiable assets acquired and liabilities assumed on January 11, 2018 (the acquisition date). These amounts will remain preliminary until the valuation analysis has been finalized. The measurement period, during which changes in assets, liabilities, equity interests, or items of consideration are subject to adjustment, ends one year following the acquisition date. The Company continues to evaluate deferred taxes, intangible assets, goodwill and financial liabilities.

(in thousands)
Consideration
Cash	$1,054,931
Fair value of total consideration transferred	$1,054,931

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$16,856
Accounts receivable	16,846
Property and equipment	20,321
Deferred tax assets	4,187
Other assets	3,822
Identifiable intangible assets	324,885
Deferred tax liabilities	(141,291)
Other liabilities	(35,399)
Total identifiable net assets	210,227
Goodwill	844,704
Total identifiable assets acquired and liabilities assumed	$1,054,931

During the three months ended September 30, 2018, there was an increase in other liabilities of $1.7 million related to an assumed preexisting contingent consideration. Additionally, the Company recorded an adjustment of $4.2 million related to deferred tax assets and an adjustment of $27.5 million related to deferred tax liabilities. As a result of these adjustments, the Company recorded an increase to goodwill of $25.0 million.

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

In connection with the acquisition, TSYS incurred $15.9 million in acquisition-related costs primarily related to professional legal, finance, and accounting costs. These costs were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income for the nine months ended September 30, 2018.

Pro Forma Results of Operations

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

	Supplemental pro forma
	Three months ended	Nine months ended
(in thousands)	September 30, 2017	September 30, 2017
Total revenues	$1,286,443	3,765,459
Net income attributable to TSYS common shareholders	$115,964	320,714

The unaudited pro forma financial information presented above does not purport to represent what the actual results of operations would have been if the acquisition of Cayan’s operations had occurred prior to January 1, 2017, nor is it indicative of the future operating results of TSYS. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies. As discussed in Note 2, the most significant impact of the Company’s adoption of ASC 606 as of January 1, 2018 is the result of gross versus net presentation of interchange and payment network fees. In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017.

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

A summary of the financial highlights for 2018, as compared to 2017, is provided below:

	Three months ended			Nine months ended
	September 30,			September 30,
			Percent			Percent
(in thousands, except per share data)	2018	2017	Change	2018	2017	Change
Total revenues	$1,015,371	1,247,576	(18.6)%	$3,010,121	3,654,676	(17.6)%
Net revenue[1]	$964,594	852,759	13.1	$2,856,639	2,529,719	12.9
Operating income	$215,983	199,692	8.2	$612,952	560,123	9.4
Net income attributable to TSYS common shareholders	$155,960	123,095	26.7	$440,236	343,977	28.0
Basic earnings per share (EPS) attributable to TSYS common shareholders[2]	$0.85	0.67	28.0	$2.42	1.87	29.4
Diluted EPS attributable to TSYS common shareholders[2]	$0.85	0.66	28.1	$2.40	1.85	29.3
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[3]	$348,488	309,461	12.6	$1,024,431	904,396	13.3
Adjusted earnings[4]	$212,412	162,667	30.6	$623,795	473,148	31.8
Adjusted diluted EPS[5]	$1.16	0.88	32.0	$3.40	2.55	33.2
Cash flows from operating activities				$752,508	659,428	14.1
Free cash flow[6]				$612,479	550,069	11.3

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

Total revenues decreased 18.6.% and 17.6%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. As discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements, the most significant impact of the Company’s adoption of ASC 606 as of January 1, 2018 is primarily the result of gross versus net presentation of interchange and payment network fees. In 2018, these fees collected on behalf of the payment networks and card issuers are presented “net” of the amounts paid to them, as opposed to the “gross” presentation for certain of these fees in 2017. The impact of the acquisitions on total revenues for the three and nine months ended September 30, 2018 was $47.7 million and $135.4 million, respectively. Revenues for the three and nine months ended September 30, 2018 also included a decrease of $1.9 million and an increase of $14.7 million, respectively, related to the effects of currency translation of the Company’s foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure. Net revenue is defined as total revenues less reimbursable items, as well as, merchant acquiring interchange and payment network fees charged by the card associations or payment networks that are recorded by TSYS as expense and are mainly related to the Merchant Solutions segment. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage fees. The Company’s reimbursable items are primarily impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and nine months ended September 30, 2018 were $50.8 million and $153.5 million, decreases of 23.0% and 20.1%, respectively, compared to the same periods last year, primarily due to the Company’s adoption of ASC 606 as of January 1, 2018. See Note 2 in the Notes to Unaudited Consolidated Financial Statements for further discussion.

Net revenue increased $111.8 million and $326.9 million, or 13.1% and 12.9% during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in net revenue for the three months ended September 30, 2018, as compared to the same period in 2017, is primarily the result of organic growth and $47.7 million of revenues related to acquisitions, partially offset by a decrease of $1.8 million associated with currency translation. The increase in net revenue for the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily the result of organic growth, $135.4 million of revenues related to acquisitions and an increase of $13.7 million associated with currency translation.

Major Customers

For a discussion regarding the Company’s major customers, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and nine months ended September 30, 2018, the Company did not have a major customer on a consolidated basis. However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Below is a summary of AOF for the Company’s Issuer Solutions segment:

(in millions)	As of September 30,
AOF	2018	2017	Percent Change
Consumer	499.3	474.7	5.2%
Commercial	55.6	52.8	5.3
Other	39.5	34.6	14.3
Traditional AOF[1]	594.4	562.1	5.8
Prepaid/Stored Value[2]	17.1	50.6	(66.3)
Government Services[3]	98.0	92.1	6.4
Commercial Card Single-Use[4]	114.2	92.5	23.4
Total AOF	823.7	797.3	3.3%

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

The Issuer Solutions segment provides payment processing and related services to clients based in the United States and internationally. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three and nine months ended September 30, 2018.

Below is a summary of the Issuer Solutions segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands, except key indicators)	2018	2017	Percent Change	2018	2017	Percent Change
Volume-based revenues	$213,076	200,270	6.4%	$627,572	588,922	6.6%
Non-volume related revenues:
Processing fees	77,694	79,105	(1.8)	239,884	229,666	4.4
Value-added, custom programming, licensing and other	74,657	61,846	20.7	217,939	187,531	16.2
Output and managed services	68,905	59,853	15.1	193,526	174,971	10.6
Total non-volume related revenues	221,256	200,804	10.2	651,349	592,168	10.0
Net revenue[1]	$434,332	401,074	8.3	$1,278,921	1,181,090	8.3
Adjusted segment operating income[2]	$154,107	147,758	4.3	$456,588	428,909	6.5
Adjusted segment operating margin[3]	35.5%	36.8%		35.7%	36.3%
Key indicators (in millions):
AOF				823.7	797.3	3.3
Traditional AOF				594.4	562.1	5.8
Transactions	6,154.7	5,494.9	12.0	17,752.7	15,712.1	13.0

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

For both the three and nine months ended September 30, 2018, approximately 49.1% of net revenue was driven by the volume of AOF and transactions processed and approximately 50.9% was derived from non-volume based revenues.

The increase in net revenue for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was driven by organic growth partially offset by a decrease in net revenue associated with the adoption of ASC 606.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into more or fewer U.S. dollars, which impacts the comparison to prior periods when the U.S. dollar was stronger or weaker.

Segment net revenue for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, included a decrease of $1.9 million and an increase of $13.5 million, respectively, associated with currency translation.

Merchant Solutions

The Merchant Solutions segment provides merchant processing and related services to clients based primarily in the United States. Merchant Solutions revenues are derived from providing processing services, acquiring solutions, related systems and support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant Solutions include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; and merchant billing services. This segment has no major customers for the three and nine months ended September 30, 2018.

The Merchant Solutions segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale ("POS”). This segment's authorization and capture transactions are primarily through Internet connectivity.

Below is a summary of the Merchant Solutions segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands, except key indicators)	2018	2017	Percent Change	2018	2017	Percent Change
Net revenue[1]	$346,309	281,819	22.9%	$1,010,101	820,968	23.0%
Adjusted segment operating income[2]	$125,153	103,275	21.2	$359,983	296,551	21.4
Adjusted segment operating margin[3]	36.1%	36.6%		35.6%	36.1%
Key indicators:
Dollar sales volume (in millions)	$40,910.2	31,478.2	30.0	$118,539.0	91,726.1	29.2
POS transactions (in millions)	1,533.9	1,260.9	21.7	4,371.9	3,622.2	20.7
Net revenue per POS transaction	$0.226	0.223	1.0	$0.231	0.227	1.9

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

For the three months ended September 30, 2018, approximately 93.4% of net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.6% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation and risk and collection services performed. For the nine months ended September 30, 2018, approximately 93.8% of net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.2% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation and risk and collection services performed.

The increase in net revenue and adjusted segment operating income for the three months and nine months ended September 30, 2018, as compared to the same periods in 2017, was driven by $47.7 million and $135.4 million, respectively, of revenues related to acquisitions and higher processing volumes, product fees and processing fees.

Consumer Solutions

The Consumer Solutions segment provides GPR prepaid cards, payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States. The segment’s products provide customers with access to depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) with a menu of pricing and features specifically tailored to their needs. The Consumer Solutions segment has an extensive distribution and reload network including financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that issue the products that the segment develops, promotes and distributes. The Consumer Solutions segment currently has active agreements with six issuing banks.

The Consumer Solutions segment markets its products through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs, and contractual relationships with corporate employers. This segment has no major customers and one major third-party distributor for the three and nine months ended September 30, 2018.

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

Below is a summary of the Consumer Solutions segment:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands, except key indicators)	2018	2017	Percent Change	2018	2017	Percent Change
Net revenue[1]	$195,810	179,918	8.8%	$606,591	560,448	8.2%
Adjusted segment operating income[2]	$49,503	48,560	1.9	$149,089	143,251	4.1
Adjusted segment operating margin[3]	25.3%	27.0%		24.6%	25.6%
Key indicators (in millions):
Gross dollar volume[4]	$8,053.2	7,242.3	11.2	$26,083.7	24,455.1	6.7
Number of active cards[5]				4.9	4.7	5.3
Number of active cards with direct deposit[6]				2.5	2.3	8.1
Percentage of active cards with direct deposit				50.6%	49.3%

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

For the three months ended September 30, 2018, 71.5% of revenues were derived from service fees charged to customers and 28.5% of revenues were derived from interchange and other revenues. For the nine months ended September 30, 2018, 70.8% of revenues were derived from service fees charged to customers and 29.2% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards and in particular by the number of cards with direct deposit. Customers with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume. Substantially all of the Consumer Solutions segment revenues were volume driven as they were driven by the active card and gross dollar volume indicators.

Segment net revenue for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, increased $15.9 million and $46.1 million, respectively. Service fee revenue increased $14.2 million and $42.7 million, or 11.3% and 11.1%, respectively. This increase was substantially driven by an increase in the number of active cards during the nine months ended September 30, 2018. Revenues from interchange and other services increased $1.7 million and $3.4 million, or 3.1% and 2.0%, respectively. While gross dollar volume increased 11.2% and 6.7% during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, interchange and other revenues were negatively impacted during this period related to the adoption of ASC 606.

On January 25, 2018, the Consumer Financial Protection Bureau (“CFPB”) announced that it had finalized updates to its 2016 prepaid rule. The CFPB’s 2016 prepaid rule put in place requirements for treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The changes announced by the CFPB adjust requirements for resolving errors on unregistered accounts, provide greater flexibility for credit cards linked to digital wallets, and extend the effective date of the rule by one year to April 1, 2019. Assuming no changes to the  rule and before taking into consideration the  mitigating effects of TSYS’ business expansion and product diversification strategies for the Consumer Solutions segment, the Company currently expects  that the Company’s  2019 net revenue will be negatively impacted by approximately $60 - $65 million, with an estimated negative impact to adjusted diluted EPS of $0.17 - $0.19. TSYS expects to offset one-third to one-half of the expected negative financial impact of the rule, from both a net revenue and an adjusted diluted EPS perspective. TSYS will continue to review and interpret the rule and analyze its expected impact on the Consumer Solutions segment’s business. The estimated net revenue and adjust diluted EPS impact set forth above is subject to risks and uncertainties such as the success of TSYS’ business expansion and product diversification strategies for the Consumer Solutions segment which success will depend on, among other things, the rate of adoption of the Company’s new products (both by consumers and the Company’s distribution partners), the rate of utilization of the various product features by cardholders, and overall market and regulatory dynamics. The estimated impact of the rule on the Company’s 2019 financial performance could vary based on these and other factors.

Operating Expenses

The Company’s operating expenses were $799.4 million and $2.4 billion for the three and nine months ended September 30, 2018, respectively, compared to $1.0 billion and $3.1 billion for the same periods in 2017. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three and nine months ended September 30, 2018 decreased $248.5 million and $697.4 million, respectively, mainly due to the adoption of ASC 606 and the net presentation of interchange and payment network fees. See Note 2 in the Notes to Unaudited Consolidated Financial Statements for further discussion of the Company’s adoption of ASC 606 as of January 1, 2018. The decrease was partially offset by an increase in operating expenses related to acquisitions as well as increased acquisition expenses and amortization of acquisition intangibles.

The Company’s cost of services were $624.4 million and $1.9 billion for the three and nine months ended September 30, 2018, respectively, which were decreases of 30.5% and 29.7%, respectively, compared to the same periods last year. The decrease in cost of services for the three and nine months ended September 30, 2018 is due to the adoption of ASC 606 and the presentation of interchange and payment network fees on a net basis. The Company’s selling, general and administrative expenses were $175.0 million and $541.6 million for the three and nine months ended September 30, 2018, respectively, increases of 17.1% and 18.7%, respectively, compared to the same periods last year. The increase in selling, general, and administrative costs for the three and nine months ended September 30, 2018 is the result of an increase in acquisition expenses and amortization of acquisition intangibles.

The Company’s transaction and integration expenses related to acquisitions were $3.6 million and $21.5 million for the three and nine months ended September 30, 2018, respectively. These expenses consist of costs related to the completion of the acquisitions such as legal, accounting and professional fees, share-based compensation, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 8.2% and 9.4%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The Company’s operating profit margins for the three and nine months ended September 30, 2018, were 21.3%  and 20.4%, respectively, compared to 16.0% and 15.3% for the same periods last year. TSYS’ operating margin increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to the adoption of ASC 606 and the presentation of interchange and payment network fees on a net basis.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest income, interest expense and gains and losses on currency translation and transactions. Net nonoperating expense increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The increase in net nonoperating expense for the three and nine months ended September 30, 2018 was due primarily to increased interest expense.

The following table provides a summary of nonoperating expenses, net:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change
Interest expense[1]	$(42,072)	(29,107)	(44.5)%	$(122,114)	(89,338)	(36.7)%
Interest income	979	606	61.6	3,249	1,527	nm
Currency translation and transaction gains (losses), net	187	(427)	nm	295	(1,250)	nm
Other	(388)	93	nm	(1,536)	281	nm
Total	$(41,294)	(28,835)	(43.2)	$(120,106)	(88,780)	(35.3)
nm = not meaningful
[1]

Interest expense includes interest on Senior Notes of $32.8 million and $89.0 million for the three and nine months ended September 30, 2018, respectively, and $25.5 million and $76.5 million for the same periods in 2017.

Interest expense for the three and nine months ended September 30, 2018, increased $13.0 million and $32.8 million, respectively, compared to the same periods in 2017. The increase in interest expense for the three months and nine months ended September 30, 2018 was primarily the result of increased debt financing related to the acquisition of Cayan. Additionally, the increase in interest expense is attributable to higher interest rates associated with the 4.000% and 4.450% Senior Notes issued in May 2018 compared to the 2.375% Senior Notes that were paid off at maturity on June 1, 2018.

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

The Company records foreign currency translation adjustments on foreign-denominated balance sheet accounts. The Company maintains several cash accounts denominated in foreign currencies. As the Company translates the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a currency translation and transaction gain or loss on foreign currency translation in the Company’s consolidated statements of income.

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2018, was approximately $14.1 million, the majority of which is denominated in U.S. dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of September 30, 2018 was $49.8 million.

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

Below is a summary of income tax expense:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change
Income tax expense	$31,112	54,628	(43.0)%	$86,662	153,917	(43.7)%
Effective income tax rate	17.8%	32.0%		17.6%	32.7%

The primary reasons for the lower effective income tax rate for the three months ended September 30, 2018 as compared to the same period last year are the lower 2018 statutory Federal income tax rate as enacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), and favorable variances in discrete items related to 2017 return to provision true-up adjustments and changes in unrecognized tax benefits from uncertain tax positions. The primary reasons for the lower effective income tax rate for the nine months ended September 30, 2018 as compared to the same period last year are the lower 2018 statutory Federal income tax rate as enacted by the Tax Act, and favorable variances in discrete items related to excess tax benefits from share-based compensation and 2017 return to provision true-up adjustments.

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

No provision for U.S. federal and state income taxes has been made in the Company’s current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $112.2 million as of September 30, 2018. Although TSYS does not intend to repatriate these earnings, a distribution of these non-U.S. earnings in the form of dividends, or otherwise, may subject the Company to withholding taxes payable to some of the various non-U.S. countries.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change
Equity in income of equity investments, net of tax	$12,383	8,497	45.7%	$35,313	30,919	14.2%

The increase in equity income for the three and nine months ended September 30, 2018, compared to the same period in 2017, is primarily the result of increased operating results associated with China UnionPay Data Services Co., LTD.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands, except per share data)	2018	2017	Percent change	2018	2017	Percent Change
Net income	$155,960	124,726	25.0%	$441,497	348,345	26.7%
Net income attributable to noncontrolling interests	-	(1,631)	(100.0)	(1,261)	(4,368)	(71.1)
Net income attributable to TSYS common shareholders	$155,960	123,095	26.7	$440,236	343,977	28.0
Basic EPS attributable to TSYS common shareholders[1]	$0.85	0.67	28.0	$2.42	1.87	29.4
Diluted EPS attributable to TSYS common shareholders[1]	$0.85	0.66	28.1	$2.40	1.85	29.3

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

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Constant Currency Comparison

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Consolidated
Total revenues (GAAP)	$1,015,371	1,247,576	3,010,121	3,654,676
Foreign currency impact[1]	1,908	—	(14,679)	—
Constant currency[2] (non-GAAP)	$1,017,279	1,247,576	2,995,442	3,654,676

Net revenue (non-GAAP)	$964,594	852,759	2,856,639	2,529,719
Foreign currency impact[1]	1,822	—	(13,691)	—
Constant currency[2] (non-GAAP)	$966,416	852,759	2,842,948	2,529,719

Operating income (GAAP)	$215,983	199,692	612,952	560,123
Foreign currency impact[1]	(15)	—	(5,322)	—
Constant currency[2] (non-GAAP)	$215,968	199,692	607,630	560,123

Issuer Solutions
Segment net revenue (GAAP)	$434,332	401,074	1,278,921	1,181,090
Foreign currency impact[1]	1,931	—	(13,575)	—
Constant currency[2] (non-GAAP)	$436,263	401,074	1,265,346	1,181,090

[1]	Reflects the impact of calculated changes in foreign currency rates from the comparable period.
[2]	Reflects current period results on a non-GAAP basis as if foreign currency rates did not change from the comparable prior year period

Net Revenue and Operating Margin on a Net Revenue Basis

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Operating income (GAAP) (a)	$215,983	199,692	612,952	560,123
Total revenues (GAAP) (b)	$1,015,371	1,247,576	3,010,121	3,654,676
Less: reimbursable items, interchange and payment network fees	50,777	394,817	153,482	1,124,957
Net revenue (non-GAAP) (c)	$964,594	852,759	2,856,639	2,529,719
Operating margin (as reported) (GAAP) (a)/(b)	21.3%	16.0%	20.4%	15.3%
Operating margin on a net revenue basis (non-GAAP) (a)/(c)	22.4%	23.4%	21.5%	22.1%

Adjusted EBITDA

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income (GAAP) (a)	$155,960	124,726	441,497	348,345
Adjust for:
Less: Equity in income of equity investments	(12,383)	(8,497)	(35,313)	(30,919)
Add: Income tax expense	31,112	54,628	86,662	153,917
Add: Interest expense, net	41,093	28,501	118,865	87,811
Add: Depreciation and amortization	101,332	100,284	310,010	303,821
Add: Client incentive/contract asset amortization[1]	7,302	-	20,887	-
Add: Contract cost asset amortization[1]	8,592	-	27,830	-
Less/Add: (Gain)/loss on foreign currency translation	(187)	427	(295)	1,250
Add/Less: Other nonoperating expenses (income)	388	(93)	1,536	(281)
Add: Share-based compensation	12,392	8,407	32,916	28,462
Add: Cayan and TransFirst M&A and integration expenses[2]	2,887	1,052	19,836	10,086
Add: Litigation, claims, judgments or settlements[3]	-	26	-	1,904
Adjusted EBITDA (non-GAAP) (b)	$348,488	309,461	1,024,431	904,396

Total revenues (GAAP) (c)	$1,015,371	1,247,576	3,010,121	3,654,676
Net income margin on total revenues (GAAP) (a)/(c)	15.4%	10.0%	14.7%	9.5%

Net revenue (non-GAAP) (d)	$964,594	852,759	2,856,639	2,529,719
Adjusted EBITDA margin on net revenue (non-GAAP) (b)/(d)	36.1%	36.3%	35.9%	35.8%

[1]	Client incentive and contract asset amortization are no longer included in depreciation and amortization due to the adoption of ASC 606 on January 1, 2018.
[2]	Costs associated with the Cayan and TransFirst acquisitions which are included in selling, general and administrative expenses and nonoperating expenses.
[3]	Litigation settlement or settlement discussions with counterparties and related legal expenses.

Adjusted Earnings and Adjusted Diluted Earnings Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Income attributable to TSYS common shareholders from continuing operations (GAAP)	$155,960	123,095	440,236	343,977
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	57,554	50,704	182,373	156,489
Add: Share-based compensation	12,392	8,404	32,913	28,455
Add: Cayan and TransFirst M&A and integration expenses[1]	2,887	1,052	19,836	10,025
Add: Litigation, claims, judgments or settlements[2]	-	26	-	1,904
Less: Tax impact of adjustments[3]	(16,381)	(20,614)	(51,563)	(67,702)
Adjusted earnings (non-GAAP)	$212,412	162,667	623,795	473,148

Diluted EPS - Income from continuing operations attributable to TSYS common shareholders:
As reported (GAAP)	$0.85	0.66	2.40	1.85
Adjusted diluted EPS (non-GAAP)	$1.16	0.88	3.40	2.55

Weighted average diluted shares	183,846	185,809	183,601	185,472

[1]	Costs associated with the Cayan and TransFirst acquisitions which are included in selling, general and administrative expenses and nonoperating expenses.
[2]	Litigation claims, judgments, settlements or settlement discussions and related legal expenses.
[3]	Certain of these merger and acquisition costs are nondeductible for income tax purposes. Income tax impact includes a discrete item as a result of the acquisition.

Free Cash Flow
	Nine months ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities (GAAP)	$752,508	659,428
Capital expenditures	(140,029)	(109,359)
Free cash flow (non-GAAP)	$612,479	550,069

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

Cash Flows From Operating Activities

	Nine months ended
	September 30,
(in thousands)	2018	2017
Net income	$441,497	348,345
Depreciation and amortization	310,010	303,821
Provisions for cardholder losses	50,911	39,036
Share-based compensation	32,916	28,462
Provisions for bad debt expenses and billing adjustments	7,451	7,835
Charges for transaction processing provisions	4,694	5,719
Amortization of debt issuance costs	3,668	3,247
Deferred income tax expense (benefit)	21,173	(46,435)
Equity in income of equity investments	(35,313)	(30,919)
Other noncash items and charges, net	25,406	23,763
Net change in current and other assets and current and other liabilities	(109,905)	(23,446)
Net cash provided by operating activities	$752,508	659,428

TSYS’ main source of funds is derived from operating activities, specifically net income. The change in depreciation and amortization is mainly the result of acquisitions partially offset by the adoption of ASC 606. Net change in current and other assets and current and other liabilities includes accounts receivable, prepaid expenses, other current assets and other assets, accounts payable, accrued salaries and employee benefits, contract assets, contract cost assets, other current liabilities and other liabilities. The change in accounts receivable as of September 30, 2018, as compared to September 30, 2017, is the result of timing of collections. The change in accounts payable and other liabilities for the same period is the result of the timing of payments of vendor invoices. The change in accrued salaries and employee benefits is due primarily to changes in incentive bonuses and benefits paid in the first nine months ended September 30, 2018 compared to the same period in 2017.

Impact of adoption of ASC 606

TSYS makes cash payments for processing rights, third-party development costs and other direct salary-related costs in connection with converting new clients to the Company’s processing systems. Upon the Company’s adoption of ASC 606 as of January 1, 2018, costs to obtain or fulfill a contract are classified as contract cost assets and payments for processing rights or signing incentives are classified as contract assets in the Company’s consolidated balance sheets. See Notes 2 and 4 in the Notes to Unaudited Consolidated Financial Statements.

The decrease in additions to contract costs assets for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily attributable to payments for processing rights that are included in the changes in contract assets and liabilities in the operating activities section of the Company’s consolidated statements of cash flows upon the Company’s adoption of ASC 606 as of January 1, 2018.

Cash Flows From Investing Activities

	Nine months ended
	September 30,
(in thousands)	2018	2017
Cash used in acquisitions, net of cash acquired	$(1,051,629)	-
Purchases of property and equipment	(77,841)	(42,572)
Additions to licensed computer software from vendors	(32,496)	(23,114)
Additions to internally developed computer software	(29,692)	(22,011)
Other investing activities	(5,670)	(1,436)
Additions to contract acquisition costs	-	(21,662)
Net cash used in investing activities	$(1,197,328)	(110,795)

The primary uses of cash for investing activities in 2018 were for acquisitions, purchases of property and equipment, the purchase of licensed computer software and internal development of computer software. The primary uses of cash for investing activities in 2017 were for purchases of property and equipment, additions to contract acquisition costs, internal development of computer software and the purchase of licensed computer software.

Cash Flows From Financing Activities

	Nine months ended
	September 30,
(in thousands)	2018	2017
Principal payments on long-term borrowings, capital lease obligations and license agreements	$(2,807,187)	(415,788)
Purchase of noncontrolling interest	(126,000)	(70,000)
Dividends paid on common stock	(70,897)	(55,151)
Subsidiary dividends paid to noncontrolling shareholders	(3,778)	(5,216)
Repurchase of common stock under plans and tax withholding	(443)	(27,895)
Debt issuance costs	(16,004)	-
Proceeds from borrowings of long-term debt	3,477,000	-
Proceeds from exercise of stock options	31,024	15,499
Net cash provided by (used in) financing activities	$483,715	(558,551)

The main uses of cash for financing activities in 2018 were principal payments on long-term borrowings, the purchase of the remaining fifteen percent interest in Central Payment Co., LLC (“CPAY”), capital lease obligations and license agreements, and the payment of dividends. The main source of cash provided by financing activities in 2018 is the proceeds from borrowing of long-term debt and exercises of stock options. The main source of cash provided by financing activities in 2017 was the proceeds from exercises of stock options. The main uses of cash for financing activities in 2017 were principal payments on long-term borrowings, capital lease obligations and license agreements, the purchase of an additional ten percent interest in CPAY, and the payment of dividends.

Refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Dividends

Dividends on common stock of $70.9 million and $55.2 million were paid during the nine months ended September 30, 2018 and 2017, respectively. The Company increased its quarterly dividend from $0.10 per share to $0.13 per share in July 2017. For the nine months ended September 30, 2018, the Company paid dividends of $0.39 per share compared to $0.30 per share for the nine months ended September 30, 2017.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The Company did not purchase any shares under the plan during the nine months ended September 30, 2018 or 2017. The Company has 10.5 million shares available to be purchased under the plan.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.6:1. As of September 30, 2018, TSYS had working capital of $732.7 million compared to working capital of $90.2 million as of December 31, 2017.

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

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the effect of recent accounting pronouncements; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ belief with respect to lawsuits, claims and other complaints; (iv) TSYS’ expectation with respect to certain tax matters, and the assumptions underlying such statements; (v) TSYS’ expectation with respect to the impact of the CFPB’s rule pertaining to prepaid financial products on its Consumer Solutions segment and TSYS’ 2018 net revenue and adjusted diluted EPS, and TSYS’ business expansion and product diversification strategies. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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
•

changes occur in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers, and in particular the CFPB’s rule regarding prepaid financial products;

•

The success of TSYS’ business expansion and product diversification strategies for the Consumer Solutions segment which success will depend on, among other things,  the rate of adoption of the Company’s new products (both by consumers and the Company’s distribution partners),  the rate of utilization of the various product features by cardholders, and overall market and regulatory dynamics.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars as of September 30, 2018:

(in thousands)	As of September 30, 2018
Europe	$202,017
China	128,846
Cyprus	44,156
Other	16,446

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

TSYS recorded net translation gains of approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of September 30, 2018, was approximately $14.1 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of September 30, 2018, was $49.8 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $49.8 million as of September 30, 2018.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$498	2,492	4,984	(498)	(2,492)	(4,984)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of September 30, 2018, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

No other changes in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs	[2]
July 2018	-		$-		9,500		10,500
August 2018	4	[1]	93.49	[1]	9,500		10,500
September 2018	-		-		9,500		10,500
Total	4		$93.49

[1]	Denotes a total of 3,866 shares in August withheld for payment of taxes.
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

TOTAL SYSTEM SERVICES, INC.

Date: November 6, 2018	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer

Date: November 6, 2018	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and
Chief Financial Officer