Form 10-K
period 2018-12-31
TOTAL SYSTEM SERVICES INC
filed 2019-02-21
CIK 721683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018

Commission file number    1-10254

TOTAL SYSTEM SERVICES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1493818
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One TSYS Way
Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (706) 644-4388

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [X]	NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES [ ]	NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,575,381,000 based on the closing sale price as reported on the New York Stock Exchange.

As of January 31, 2019, there were 176,915,530 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Annual Report to Shareholders for the year ended December 31, 2018 (“Annual Report”)	Parts I, II, III and IV

Portions of the 2019 Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2019 (“Proxy Statement”)	Part III

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

Item 1. Business

Business.  Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” we are a global payment solutions provider that provides payment processing services, merchant services and related payment services to financial and nonfinancial institutions. In addition, we provide general purpose reloadable (“GPR”) prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses. The services we provide are divided into three operating segments, Issuer Solutions, which accounted for 46% of our revenues in 2018, Merchant Solutions, which accounted for 34% of our revenues in 2018 and Consumer Solutions, which accounted for 20% of our revenues in 2018.

Seasonality.  Due to the somewhat seasonal nature of the payments industry, our revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

Intellectual Property.  Our intellectual property portfolio is a component of our ability to provide of transaction processing and other payment-related services. We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. We also use various licensed intellectual property to conduct our business. In addition to using our intellectual property in our own operations, we grant licenses to certain of our clients to use our intellectual property.

Major Customers.  A significant amount of our revenues is derived from long-term contracts with large clients. The loss of one of our large clients could have a material adverse effect on our financial position, results of operations and cash flows. See “Major Customer” and “Operating Segments” under the “Financial Review” Section on pages 19 through 23, and Note 21 on pages 78 through 80 of the Annual Report which are incorporated in this document by reference.

Competition. Each of our three business segments encounters vigorous competition in connection with the services it provides.

Issuer Solutions. Our Issuer Solutions segment encounters competition from credit card processing firms, third-party card processing software vendors and various other firms that provide products and services to credit card issuers in the United States and internationally. The United States market for third party processing for credit card issuers is primarily serviced by three vendors, including TSYS, with our largest competitor being a subsidiary of First Data Corporation. We believe that as of December 31, 2018, we are the largest third party processor for credit card issuers in North America and one of the largest in Europe based on net revenues derived from solutions for credit card issuers. Further, we believe that during 2018 we provided issuer processing services for approximately 40% of the domestic Visa and Mastercard credit card accounts issued in the United States, approximately 80% issued in Canada and approximately 20% issued in TSYS’ Home European Markets (UK, Ireland, Netherlands, Italy, Germany and Switzerland). The principal methods of competition between us and our competitors are system performance and reliability, servicing capability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability and flexibility of infrastructure and price.

Merchant Solutions. Our Merchant Solutions segment competes with financial institutions and merchant acquirers who provide businesses with merchant acquiring services and related services. Our primary competitors include First Data Corporation (and its alliances), Worldpay, Inc., Global Payments Inc., Square, Inc. and Elavon, Inc.  We also provide third party processing and related services to other merchant acquirers, as well as Independent Sales Organizations (“ISOs”) and financial institutions. We believe that as of December 31, 2018, we are the fifth largest merchant acquirer in the small and medium-sized business segment (merchants who have less than $5 million in annual bankcard sales volume) in the United States based on net revenue and one of the top two providers of third party processing services. The principal methods of competition between us and our competitors include quality of distribution partners, breadth of features and functionality, service levels, system performance and reliability, data security and price.

Consumer Solutions. Our Consumer Solutions segment primarily competes with other demand deposit account and prepaid debit account program managers to provide the underbanked and other consumers and businesses with financial service solutions. Our primary competitors in this space include Green Dot Corporation, InComm and First Data Corporation. As of December 31, 2018, we believe that we are one of the top two largest prepaid program managers in the United States based on gross dollar volume (total spending on the accounts we manage) processed during 2018. The principal methods of competition between us and our competitors include diversity and strength of distribution, breadth and strength of innovative features and functionality, quality of service, reliability of system performance and security and price.

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

Money Transmission, Sale of Checks and Payment Instrument Laws and Regulations. Our Consumer Solutions segment is subject to money transfer and payment instrument licensing regulations. We have obtained licenses to operate as a money transmitter, seller of checks and/or provider of payment instruments in 48 states and the District of Columbia. In the remaining U.S. jurisdictions we either have an application pending or the jurisdiction does not currently regulate money transmission.

In those states where we are licensed as a money transmitter, seller of checks and/or provider of payment instruments, our Consumer Solutions segment is subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the relevant statutes and we must comply with various requirements, such as those related to the maintenance of a certain level of net worth, surety bonding, selection and oversight of our authorized agents, maintaining permissible investments in an amount equal to or in excess of our outstanding payment obligations, recordkeeping and reporting and disclosures to consumers. Our Consumer Solutions segment is also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, distributors and other third parties, privacy and data security policies and procedures and other matters related to our business.

Privacy, Information Security, and Other Business Practices Regulation. Aspects of our business are also subject, directly or indirectly, to business and trade practices regulation in the United States, the European Union and elsewhere.  For example, in the United States, we and our financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act. These requirements limit the manner in which personal information may be collected, stored, used and disclosed. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our U.S. financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers and they are also responsible for our compliance efforts as a major service provider.  In many jurisdictions, including every U.S. State, consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act, which is scheduled to become effective in January 2020, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. Information concerning our cybersecurity risks and how a cybersecurity incident could materially affect our business is discussed under “Risk Factors” in Part I, Item IA of this annual report under the caption “Security breaches of our systems, including as a result of cyber-attacks, may damage client relations, our reputation and expose us to financial liability.”

Anti-money Laundering and Counter Terrorist Regulation. The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) has issued a rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to “prepaid access programs.” This rulemaking clarifies the anti-money laundering obligations for entities, such as our Consumer Solutions business and its distributors, engaged in the provision and sale of prepaid access devices like our GPR prepaid cards. We have registered with FinCEN as a money services business. This registration results in our having direct responsibility to maintain and implement an anti-money laundering compliance program.

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

The Dodd-Frank Act.  We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) in 2010. The Reform Act has resulted in significant structural and other changes to the regulation of the financial services industry.  The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. In accordance with the Reform Act, the Board capped the maximum U.S. debit interchange fee assessed for debit cards issued by large financial institutions at twenty-one cents per transaction plus five basis points, before applying a fraud prevention adjustment of up to an additional one cent. The cap on debit interchange fees has not had a significant negative impact on our business.

The Reform Act also created the Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. For example, the CFPB has promulgated a new rule regarding prepaid financial products, which, among other things, will establish new disclosure requirements specific to prepaid accounts, eliminate certain fees that may currently be imposed on prepaid accounts, and make it more difficult for a prepaid card provider such as our Consumer Solutions segment to offer courtesy overdraft protection on prepaid accounts. The rule is scheduled to become effective April 1, 2019.  Similarly, other future actions of the CFPB may make payment card or product transactions generally less attractive to card issuers, acquirers, consumers and merchants, and thus negatively impact our business.  In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system. To date, the Financial Stability Oversight Council does not appear to be focused on regulating entities such as TSYS.  However, any such future designation would result in increased regulatory burdens on our business.

State Wage Payment Laws and Regulations. The use of payroll card programs as a means for an employer to remit wages or other compensation to its employees or independent contractors is governed by state labor laws related to wage payments, which laws are subject to change. The paycard portion of our Consumer Solutions segment includes payroll cards and convenience checks and is designed to allow employers to comply with applicable state wage and hour laws. Most states permit the use of payroll cards as a method of paying wages to employees, either through statutory provisions allowing such use or, in the absence of specific statutory guidance, the adoption by state labor departments of formal or informal policies allowing for their use. Nearly every state allowing payroll cards places certain requirements and/or restrictions on their use as a wage payment method, the most common of which involve obtaining the prior written consent of the employee, limitations on fees and disclosure requirements.

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

Employees. As of December 31, 2018, we had approximately 12,820 employees.

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

For more information about our business see the “Financial Overview” Section on pages 13 through 15, the “Financial Review” Section on pages 15 through 34 and Note 1, Note 8, Note 15, Note 21 and Note 23 of Notes to Consolidated Financial Statements on pages 40 through 53, pages 60 and 61, pages 69 through 72, pages 78 through 80, and pages 81 and 84 of the Annual Report which are incorporated in this document by reference.

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

In order to provide our services, we process, store and transmit sensitive business information and personal consumer information which may include credit and debit card numbers, names and addresses, social security numbers, driver’s license numbers, bank account numbers and other types of personal information or sensitive business information. Under the card network rules, various federal, state and international laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs and others and for our failure to protect this information. Some of this information is also processed and stored by financial institutions, merchants and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as our associated third parties.  The confidentiality of the sensitive business information and personal consumer information that resides on our systems and our associated third parties’ systems is critical to our business. While we maintain controls and procedures designed to protect the sensitive data we collect, we cannot be certain that these measures will be successful or sufficient to counter all current and emerging information security threats that we face on a daily basis.

Certain of our computer systems and certain of our associated third parties’ computer systems have been, and could be in the future, breached, and our data protection measures have not and may not in the future prevent unauthorized access.  Information security risks for us and our competitors have substantially increased in recent years in part due to the proliferation of new technologies and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including hostile nation-state actors. The techniques used by these bad actors to breach and otherwise obtain unauthorized access, disable or degrade service, sabotage systems or utilize payment systems in an effort to perpetrate financial fraud change frequently and are often difficult to detect.  Although we are not aware of any material breach of our computer systems or of our associated third parties’ computer systems that have had a material impact on us or caused us to incur material losses relating to cyber-attacks or other information security breaches to date, we and others in our industry are regularly the subject of sophisticated and numerous attempts by bad actors to gain unauthorized access to these computer systems and data or to obtain, change or destroy confidential data (including personal consumer information of individuals) through a variety of means, including, but not limited to, computer viruses, malware and phishing. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or confidential information provided to us by financial institutions, merchants, ISOs and others, or otherwise accessing, damaging, or disrupting our computer systems or infrastructure. In addition, we expect bad actors to utilize increasingly sophisticated technology and techniques in the future to exploit vulnerabilities that may, or may not, be generally known. As a result, we must continuously develop and enhance our controls, processes, and practices designed to protect our computer systems, software, data and networks from attack, damage, or unauthorized access.  This continuous development and enhancement will require us to expend additional resources, including to investigate and remediate significant information security vulnerabilities detected. Despite our investments in security measures, we are unable to assure that any security measures will be effective and will not be subject to breach, or system or human error.  In addition, insider or employee cyber and security threats also pose a risk to all large companies, including ours.  If one or more of the events described above were to occur, our computer systems or our associated third parties’ computer systems could be breached and the information stored there could be accessed, publicly disclosed, lost, changed, controlled or stolen.  While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

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

If the number of electronic payment transactions of the type we process does not continue to grow or if businesses or consumers do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial position and results of operations. We believe future growth in the use of credit, debit and GPR prepaid debit cards and other electronic payments will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, businesses and consumers must continue to use electronic payment methods that we process, including credit, debit and GPR prepaid debit cards.

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

We have acquired businesses both in the U.S. and internationally and will continue to explore opportunities for strategic acquisitions in the future. The acquisition and integration of businesses involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions. In all of our acquisitions, we also have risk associated with the information security posture of the acquired company and its products and services and activities required to address information security issues identified during the acquisition process and thereafter.

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

●if we are unable to identify and address information security weaknesses or vulnerabilities of the acquired company in a manner that prevents those from being exploited by malicious actors after close of the acquisition;

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

In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." The referendum has caused, and may continue to cause, volatility in global stock markets and currency exchange rate fluctuations, resulting in a decline in the value of the British pound relative to the U.S. dollar. The U.K. is currently negotiating the terms of its expected exit from the European Union which is scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including a transition period from March 29, 2019 through December 31, 2020 to allow time for the U.K. and the European Union to agree upon a future trade deal. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union and the terms of the U.K’s future relationship with the European Union. Uncertainty over the terms of the U.K.’s expected departure from the European Union and the exit itself could negatively impact the U.K. and other economies, which could adversely affect our financial position and results of operations.  In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the U.K. and the European Union.  Because we conduct business in and have operations in the U.K., we may incur additional costs or need to make operational changes as we adapt to potentially divergent regulatory frameworks from the rest of the European Union.  Any of these effects of Brexit, among others, could adversely affect our business and financial results. We are monitoring the potential impact of Brexit on our company including its impact on service continuity, contracts, the regulatory environment and freedom of movement of people as well as the potential impact to us if Brexit negatively impacts the U.K. or other economies, although the financial, trade and legal implications of Brexit are still uncertain and may be more severe than expected given that the final terms upon which the  U.K. will exit the European Union are still unknown and the lack of comparable precedent.

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

When we acquired Netspend, which we now refer to as our Consumer Solutions segment, we added an aspect to our business to complement our previous presence in the prepaid processing space to include GPR prepaid debit and payroll cards and alternative financial services. The alternative financial services industry, including the prepaid card market, is subject to intense and increasing competition. Our Consumer Solutions segment, which now includes demand deposit accounts, directly competes with a number of companies that market open-loop prepaid cards and demand deposit accounts through retail and online distribution. In addition, we compete with banks that offer demand deposit accounts and other traditional issuers of debit cards. We also compete against large retailers and technology companies who are seeking to integrate more financial services into their product offerings. We anticipate increased competition from alternative financial services providers who are often well-positioned to service the underbanked and who may wish to develop their own prepaid card or demand deposit account programs. The increased desire of banks, retailers, technology companies and alternative financial services providers to develop and promote prepaid card and demand deposit account programs could have an adverse effect on our Consumer Solutions Segment. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and decrease the prices of our products and services, which could adversely affect our operating results.

Our Consumer Solutions segment relies on certain relationships with issuing banks, distributors, marketers and brand partners. The loss of such relationships or if we are unable to maintain such relationships on terms that are favorable to us, our business, financial position and operating results may be materially adversely affected.

Our Consumer Solutions segment relies on arrangements we have with issuing banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to the cards and accounts we manage, access to the ATM networks, membership in the card associations and network organizations and other banking services. The majority of our active Consumer Solutions cards and accounts are issued or opened through Meta Payment Systems (“MetaBank”). If any material adverse event were to affect MetaBank, or another of our other critical issuing banks, if we were to lose MetaBank or another critical bank, or if MetaBank or another critical bank grew to a size such that it was no longer able to avail itself of certain regulatory exemptions for small banks, we would be forced to find an alternative provider of these critical banking services for our Consumer Solutions segment. It may not be possible to find a replacement bank on terms that are acceptable to us or at all. Any change in the issuing banks could disrupt the business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse impact on our results of operations and our financial position.

Furthermore, our Consumer Solutions segment depends in large part on establishing agreements with distributors, marketers and brand partners, primarily alternative financial services providers, as well as grocery and convenience stores and other traditional retailers. Some of these companies may endeavor to internally develop their own programs or enter into exclusive relationships with our competitors to distribute or market their products. The loss of, or a substantial decrease in revenues from, one or more of our top distributors, marketers or brand partners could have a material adverse effect on the Consumer Solutions segment and our operating results.

Changes in the laws, regulations, policies, credit card association rules or other industry standards affecting our business may impose costly compliance burdens and negatively impact our business.

There may be changes in the laws, regulations, credit card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways at both the federal and state levels in the U.S. as well as internationally. For example, the Trump Administration has called for changes in existing regulatory requirements, including those applicable to financial services.  We cannot predict the impact, if any, of such changes on our business. It is likely that some policies adopted by the new administration will benefit us, while others will negatively affect us.  Until we know what changes are adopted, we will not know whether in total we benefit from, or are negatively affected by, the changes. More broadly, changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. Regulation of the payments industry has increased significantly in recent years. Failure to comply with laws, rules and regulations or standards to which we are subject in the U.S. as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on our financial position and results of operations, as well as damage our reputation. Even if such a change to statutes, regulations or industry standards does not directly apply to us, the effects of such a change on our financial institution clients could result in material, indirect effects on the way we operate or the costs to operate our business and impair the demand for our services amongst our financial institution clients.

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) in 2010. The Reform Act has resulted in significant structural and other changes to the regulation of the financial services industry. The Reform Act, among other things, provides for the regulation and oversight by the Board of Governors of the Federal Reserve System (“Board”) of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The Reform Act also created the Consumer Financial Protection Bureau (“CFPB”) with responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. The CFPB has mandated that supervised financial institutions, including our clients, are required to ensure that their service providers are in compliance with applicable federal consumer laws, which may increase regulatory oversight and our cost of doing business. In addition, the CFPB has promulgated a new rule regarding the prepaid industry which is expected to negatively impact our Consumer Solutions segment and thus negatively impact our revenues and earnings when it becomes effective which is scheduled to occur on April 1, 2019. Furthermore, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial companies such as TSYS should be supervised by the Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. The overall impact of the Reform Act on TSYS is difficult to estimate. Current and future regulations as a result of the Reform Act may adversely affect our business or operations, directly or indirectly (if, for example, our clients’ businesses and operations are adversely affected).

With respect to our Consumer Solutions segment, because each distributor offers prepaid cards, reload services and/or money remittance services as an agent of Consumer Solutions, or another third party, we do not believe that the distributors themselves are required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other service providers. If we are unsuccessful in making a persuasive argument that a distributor should not be subject to such licensing requirements and it is therefore deemed to be in violation of one or more of the state money transmitter statutes, it could result in the imposition of fines, the suspension of the distributor’s ability to offer some or all of our products and related services in the relevant jurisdiction, civil liability and criminal liability, each of which could negatively impact our financial position and results of operations. Furthermore, if the federal government or one or more state governments impose additional legislative or regulatory requirements on our Consumer Solutions segment, the issuing banks or the distributors, or prohibit or limit the activities of our Consumer Solutions segment as currently conducted, we may be required to modify or terminate some or all of our Consumer Solutions products and services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us.

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

The providers of alternative financial services that distribute our Consumer Solutions products are subject to extensive and complex federal and state regulations and new regulations and/or changes to existing regulations could adversely affect their ability to offer Consumer Solutions products through their locations, which in turn could have an adverse impact on our business.

The distributors include a large number of companies in industries that are highly regulated, such as payday, title and installment lending and it is possible that changes in the legal regime governing such businesses could limit their ability to distribute our Consumer Solutions products or adversely impact their business and thereby have an indirect adverse impact on our Consumer Solutions segment. For example, a large number of states have either prohibited, or imposed substantial restrictions upon, the offering of “payday loans” and this activity continues to draw substantial scrutiny from federal and state legislatures, regulatory authorities and various consumer groups. Furthermore, the Reform Act grants supervisory authority over entities engaged in this activity to the CFPB, which recently promulgated regulations which may significantly impact the operations and/or viability of various entities. As a number of our Consumer Solutions distributors are engaged in offering payday, title and/or installment loans, current and future legislative and regulatory restrictions that negatively impact their ability to continue their operations could have a corresponding negative impact on our ability to offer Consumer Solutions products through their locations, potentially resulting in a significant decline in revenue from the Consumer Solutions segment.

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

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial position and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss, we may also be liable to third parties. Many of our contractual agreements with financial institutions require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from events that may be outside our control. Events that could cause system interruptions include, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, breach and unauthorized access and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties could result in loss of revenue, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources. In addition, we have a third party risk management process in place through our global procurement program.  If we are unable to effectively manage the risk associated with our third party relationships, it could negatively impact our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, we and our subsidiaries owned 11 facilities encompassing approximately 1,436,568 square feet and leased 50 facilities encompassing approximately 1,480,593 square feet. These facilities are used for operational, sales and administrative purposes.

	Owned Facilities		Leased Facilities
	Number	Square Footage	Number	Square Footage
Issuer Solutions	11	1,436,568	28	800,820
Merchant Solutions	—	—	19	523,304
Consumer Solutions	—	—	3	156,469

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

See Note 1, Note 9, Note 15 and Note 21 of Notes to Consolidated Financial Statements on pages 40 through 53, page 61, pages 69 through 72, and pages 78 through 80 and “Property and Equipment” under the “Financial Review” Section on page 29 of the Annual Report which are incorporated in this document by reference.

Item 3. Legal Proceedings

See Note 15 of Notes to Consolidated Financial Statements on pages 69 through 72 of the Annual Report which is incorporated in this document by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section on page 87, Note 19 of Notes to Consolidated Financial Statements on pages 77 and “Stock Performance Graph” on page 88 of the Annual Report are incorporated in this document by reference.  The “Stock Performance Graph” is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The “Selected Financial Data” Section which is set forth on page 13 of the Annual Report is incorporated in this document by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Financial Overview” and “Financial Review” Sections which are set forth on pages 13 through 34 of the Annual Report which includes the information encompassed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk. We are exposed to foreign exchange risk because we have assets, liabilities, revenues and expenses denominated in foreign currencies. These currencies are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses and net income, which are translated at the average exchange rate for each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities of our foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity entitled “accumulated other comprehensive income (loss), net.” The amount of other comprehensive (loss) income, net of tax, related to foreign currency translation for the years ended December 31, 2018, 2017 and 2016 was:

(in millions)	2018	2017	2016
Comprehensive income (loss), net of tax	$(20.3)	$22.0	$(30.5)

Currently, we do not use financial instruments to hedge our exposure to exchange rate changes.

The following table presents the carrying value of the net assets of our foreign operations in U.S. dollars at December 31, 2018:

(in millions)	December 31, 2018
Europe	$201.6
China	139.2
Cyprus	44.4
Other	20.1

We record foreign currency translation adjustments associated with other balance sheet accounts. See “Nonoperating Income (Expense)” under the “Financial Review” Section on pages 24 and 25 of the Annual Report which is incorporated in this document by reference. We maintain several cash accounts denominated in foreign currencies, primarily in US dollars and Euros. As we translate the foreign-denominated cash balances into U.S. dollars, the translated cash balance is adjusted upward or downward depending upon the foreign currency exchange movements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in our statements of income. As those cash accounts have increased, the upward or downward adjustments have increased.  We recorded a net translation gain of approximately $0.1 million for the year ended December 31, 2018 relating to the translation of foreign denominated balance sheet accounts, most of which were accounts receivable. The balance of the foreign-denominated accounts receivable accounts subject to risk of translation gains or losses at December 31, 2018 was approximately $32.8 million, the majority of which is denominated in U.S. dollars.

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

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar at December 31, 2018 was $54.2 million.

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $54.2 million at December 31, 2018.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes	$542	2,708	5,416	(542)	(2,708)	(5,416)

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

At December 31, 2018	Expected maturity date
Liabilities	2019	2020	2021	2022	2023	Thereafter	TOTAL
(US$ Equivalent in millions)
Long-term Debt:
Fixed Rate	$21.0	11.0	750.0	—	1,100.0	1,200.0	$3,082.0
Average interest rate	4.18%	4.18%	4.28%	—	4.42%	4.22%	4.26%
Variable Rate	$—	—	—	—	805.0	—	$805.0
Average interest rate	—	—	—	—	3.82%	—	3.82%

Item 8. Financial Statements and Supplementary Data

The “Quarterly Financial Data (Unaudited), Stock Price, Dividend Information” Section, which is set forth on page 87, and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Equity, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Management’s Report on Internal Control Over Financial Reporting,” which are set forth on pages 35 through 86 of the Annual Report are incorporated in this document by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2018, TSYS’ disclosure controls and procedures were designed and effective to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and effective to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 86 of the Annual Report, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page 85 of the Annual Report, are incorporated in this document by reference.

Changes in Internal Control Over Financial Reporting.    We adopted the new revenue guidance under Accounting Standards Update 2014-09 (ASC 606) as of January 1, 2018. The adoption of this guidance required the implementation of new accounting processes, procedures and internal controls over financial reporting surrounding the adoption of the standard, periodic reporting and expanded disclosures. Additionally, on January 1, 2018, we implemented a new revenue software solution to facilitate compliance with the standard.

No other changes in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to securities authorized for issuance under equity compensation plans is contained in Note 17 of Notes to Consolidated Financial Statements on pages 72 of the Annual Report and is incorporated in this document by reference.

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

The following consolidated financial statements of TSYS are incorporated in this document by reference from pages 35 through 86 of the Annual Report.

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Income - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Equity - Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

      2.Financial Statement Schedules

The following consolidated financial statement schedule of TSYS is included:

Schedule II - Valuation and Qualifying Accounts - Years Ended

December 31, 2018, 2017 and 2016

All other schedules are omitted because they are inapplicable or the required information is included in the consolidated financial statements and notes thereto.

      3.Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC.  Exhibits 10.5 through 10.28 pertain to executive compensation plans and arrangements.  With the exception of those portions of the Annual Report and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

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

4.2	Form of 2.375% Senior Note due 2018, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K filed with the SEC on May 22, 2013

4.3	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K filed with the SEC on May 22, 2013

4.4	Senior Indenture, dated March 17, 2016, between TSYS and Regions Bank as trustee, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

4.5	Form of 3.800% Senior Note due 2021, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

4.6	Form of 4.800% Senior Note due 2026, incorporated by reference to Exhibit 4.3 of TSYS’ Current Report on Form 8-K filed with the SEC on March 17, 2016

4.7	Form of 4.000% Senior Note due 2023, incorporated by reference to Exhibit 4.1 of TSYS’ Current Report on Form 8–K filed with the SEC on May 11, 2018

4.8	Form of 4.450% Senior Note due 2028, incorporated by reference to Exhibit 4.2 of TSYS’ Current Report on Form 8–K filed with the SEC on May 11, 2018

10.1

Credit Agreement of Total System Services, Inc., dated as of February 23, 2016, with JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, LTD., U.S. Bank National Association and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on February 23, 2016

10.2

Bilateral Loan Facility Commitment Letter, dated December 16, 2017, by and among Total System Services, Inc. and Bank of America N.A., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on December 19, 2017

10.3

Credit Agreement, dated January 10, 2018, by and among Total System Services, Inc., Bank of America, N.A. as Administrative Agent, the other lenders party thereto from time to time and Bank of America Merrill Lynch, as sole lead arranger and sole bookrunner, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on January 11, 2018

10.4

Credit Agreement of Total System Services, Inc., dated as of April 23, 2018, with Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, MUFG Bank, Ltd., Capital One, N.A., Regions Bank, SunTrust Bank, TD Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, with Bank of America Merrill Lynch and JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., Capital One, N.A., Regions Bank, Suntrust Robinson Humphrey, Inc., TD Securities (USA) LLC, U.S. Bank National Association and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 24, 2018

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

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

10.11	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

10.12	Total System Services, Inc. 2012 Omnibus Plan (formerly named the 2008 Omnibus Plan), incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 4, 2012

10.13

Form of Non-Employee Director Fully Vested Stock Option Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.37 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011

10.14

Form of Non-Employee Director Fully Vested Share Award Agreement for the Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.38 of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011

10.15	Form of Indemnification Agreement for directors and executive officers of TSYS, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on July 26, 2007

10.16

Form of Senior Executive Stock Option Agreement for 2015 stock option awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, filed with the SEC on May 7, 2015

10.17

Form of Senior Executive Performance Share Agreement for 2015 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015, filed with the SEC on May 7, 2015

10.18

Form of Amendment to Senior Executive Stock Option Agreement and Senior Executive Performance Share Agreement, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015, filed with the SEC on November 5, 2015

10.19

Transition and Retirement Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.20

Restrictive Covenant Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.2 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.21

Consulting Agreement, dated June 23, 2014, between Philip W. Tomlinson and Total System Services, Inc., incorporated by reference to Exhibit 10.3 of TSYS’ Current Report on Form 8-K filed with the SEC on June 23, 2014

10.22

Form of Stock Option Agreement for stock option awards under the Total System Services, Inc. 2012 and 2017 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016

10.23

Form of Performance Share Agreement for 2016 performance share awards under the Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016

10.24

Form of Performance Share Agreement for 2017 and 2018 performance share awards under the Total System Services, Inc. 2012 and 2017 Omnibus Plan, incorporated by reference to Exhibit 10.2 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

10.25	Total System Services, Inc. 2017 Omnibus Plan, incorporated by reference to Exhibit 10.1 of TSYS’ Current Report on Form 8-K filed with the SEC on April 28, 2017

10.26

Letter Agreement regarding separation, dated September 21, 2017, between Total System Services, Inc. and Pamela A. Joseph, incorporated by reference to Exhibit 10.1 of TSYS’ Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, filed with the SEC on November 7, 2017

10.27

Form of Performance Share Agreement for performance share awards with nonfinancial metrics under the Total System Services, Inc. 2017 Omnibus Plan, incorporated by reference to TSYS’ Quarterly Report on Form 10–Q for the quarter ended March 31, 2018, filed with the SEC on May 8, 2018

10.28	Form of Amendment to Nonemployee Director Fully Vested Stock Option Agreement

13.1	Certain specified pages of TSYS’ 2018 Annual Report to Shareholders which are incorporated herein by reference

21.1	Subsidiaries of Total System Services, Inc

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney contained on the signature pages of this 2018 Annual Report on Form 10-K and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Annual Report on Form 11-K for the Total System Services, Inc. 2012 Employee Stock Purchase Plan for the year ended December 31, 2018 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report)

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

Item 16. Form 10-K Summary

None.

Schedule II

Schedule — Valuation and Qualifying Accounts

TOTAL SYSTEM SERVICES, INC.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

	Balance at	Additions				Balance at
	beginning	Charged to		Deductions		end
	of period	costs and expenses		Write-offs		of period
Year ended December 31, 2016:
Provision for doubtful accounts	$1,757	6,970	(1)	(5,245)	(3)	$3,482
Provision for billing adjustments	$926	614	(1)	(180)	(3)	$1,360
Provision for merchant losses	$1,366	1,682	(1)	(1,009)	(3)	$2,039
Transaction processing provisions - processing errors	$6,457	3,669	(2)	(7,275)	(3)	$2,851
Provision for cardholder losses	$9,391	49,362	(4)	(48,226)	(3)	$10,527
Deferred tax valuation allowance	$18,446	4,124	(5)	(1,269)	(6)	$21,301

Year ended December 31, 2017:
Provision for doubtful accounts	$3,482	10,796	(1)	(8,947)	(3)	$5,331
Provision for billing adjustments	$1,360	(627)	(1)	(186)	(3)	$547
Provision for merchant losses	$2,039	5,002	(1)	(2,715)	(3)	$4,326
Transaction processing provisions - processing errors	$2,851	6,714	(2)	(7,357)	(3)	$2,208
Provision for cardholder losses	$10,527	51,194	(4)	(52,202)	(3)	$9,519
Deferred tax valuation allowance	$21,301	8,648	(5)	(418)	(6)	$29,531

Year ended December 31, 2018:
Provision for doubtful accounts	$5,331	9,658	(1)	(10,147)	(3)	$4,842
Provision for billing adjustments	$547	655	(1)	(61)	(3)	$1,141
Provision for merchant losses	$4,326	2,649	(1)	(2,678)	(3)	$4,297
Transaction processing provisions - processing errors	$2,208	4,514	(2)	(3,115)	(3)	$3,607
Provision for cardholder losses	$9,519	65,108	(4)	(61,574)	(3)	$13,053
Deferred tax valuation allowance	$29,531	996	(5)	(2,710)	(6)	$27,817

(1)

Amount reflected includes charges to (recoveries of) bad debt expense which are classified in selling, general and administrative expenses and the charges for billing adjustments which are recorded against revenues.

(2)	Amount reflected is the change in transaction processing provisions reflected in cost of services.
(3)

Accounts deemed to be uncollectible and written off during the year as it relates to bad debts. Amounts that relate to billing adjustments and transaction processing provisions reflect actual billing adjustments and processing errors charged against the allowances. Amounts that related to cardholder losses reflect write-offs against the provision for cardholder losses.

(4)	Amount represents the charges in the provision for cardholder losses reflected in cost of services.
(5)	Amount represents an increase in the amount of deferred tax assets, which more likely than not, will not be realized.
(6)	Amount represents a decrease in the amount of deferred tax assets, which more likely than not, will not be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Total System Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

(Registrant)

Date: February 21, 2019	By:	/s/M. Troy Woods
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

/s/M. Troy Woods	Date: February 21, 2019
M. Troy Woods Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/Paul M. Todd	Date: February 21, 2019
Paul M. Todd Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Dorenda K. Weaver	Date: February 21, 2019
Dorenda K. Weaver, Chief Accounting Officer (Principal Accounting Officer)

/s/Thaddeus Arroyo	Date: February 21, 2019
Thaddeus Arroyo, Director

/s/Kriss Cloninger III	Date: February 21, 2019
Kriss Cloninger III, Director

/s/Walter W. Driver, Jr.	Date: February 21, 2019
Walter W. Driver, Jr., Director

/s/Sidney E. Harris	Date: February 21, 2019
Sidney E. Harris, Director

/s/William M. Isaac	Date: February 21, 2019
William M. Isaac, Director

/s/Mason H. Lampton	Date: February 21, 2019
Mason H. Lampton, Director

/s/Connie D. McDaniel	Date: February 21, 2019
Connie D. McDaniel, Director

/s/Richard A. Smith	Date: February 21, 2019
Richard A. Smith, Director

/s/Philip W. Tomlinson	Date: February 21, 2019
Philip W. Tomlinson, Director

/s/John T. Turner	Date: February 21, 2019
John T. Turner, Director

/s/Richard W. Ussery	Date: February 21, 2019
Richard W. Ussery, Director