Form 10-Q
period 2019-03-31
TOTAL SYSTEM SERVICES INC
filed 2019-05-01
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(706) 644-4388

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF: March 31, 2019
Common Stock, $0.10 par value	176,943,121 shares

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (Note 2)	$494,646	471,156
Accounts receivable, net of allowances for doubtful accounts and billing adjustments of $6.0 million as of 2019 and 2018	490,045	450,322
Contract assets (Note 3)	44,473	30,950
Prepaid expenses and other current assets (Note 2)	200,229	188,355
Total current assets	1,229,393	1,140,783
Contract assets (Note 3)	53,865	47,839
Goodwill	4,115,380	4,114,838
Other intangible assets, net of accumulated amortization of $846.2 million and $802.0 million as of 2019 and 2018, respectively	748,490	796,702
Intangible assets - computer software, net of accumulated amortization of $930.3 million and $893.4 million as of 2019 and 2018, respectively	539,964	534,536
Property and equipment, net of accumulated depreciation and amortization of $523.0 million and $522.7 million as of 2019 and 2018, respectively (Note 4)	385,400	383,074
Operating lease right-of-use assets, net (Note 4)	206,239	-
Contract cost assets, net of accumulated amortization	147,342	145,598
Equity investments, net	197,831	180,661
Deferred income tax assets	7,750	7,773
Other assets	142,478	116,905
Total assets	$7,774,132	7,468,709
Liabilities
Current liabilities:
Accounts payable	$73,061	97,956
Contract liabilities (Note 3)	54,581	47,227
Current portion of operating lease liabilities (Note 4)	49,469	-
Accrued salaries and employee benefits	33,778	73,143
Current portion of long-term borrowings (Note 5)	21,000	20,807
Current portion of obligations under finance leases and license agreements (Note 4)	17,710	8,318
Other current liabilities (Note 2)	315,778	268,150
Total current liabilities	565,377	515,601
Long-term borrowings, excluding current portion (Note 5)	4,139,148	3,843,394
Deferred income tax liabilities	409,706	380,278
Operating lease liabilities, excluding current portion (Note 4)	168,505	-
Obligations under finance leases and license agreements, excluding current portion (Note 4)	41,585	46,147
Contract liabilities (Note 3)	23,805	21,489
Other long-term liabilities	73,246	75,894
Total liabilities	5,421,372	4,882,803
Commitments and contingencies (Note 6)
Shareholders' Equity
Shareholders’ equity:
Common stock- $0.10 par value. Authorized 600,000 shares; 202,765 issued as of 2019 and 2018; 176,943 and 180,586 outstanding as of 2019 and 2018, respectively	20,277	20,277
Additional paid-in capital	191,935	189,889
Accumulated other comprehensive loss, net (Notes 1 and 2)	(55,028)	(60,223)
Treasury stock, at cost (25,822 and 22,179 shares as of 2019 and 2018, respectively)	(1,426,984)	(1,042,687)
Retained earnings	3,622,560	3,478,650
Total shareholders’ equity	2,352,760	2,585,906
Total liabilities and shareholders' equity	$7,774,132	7,468,709

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2019	2018
Total revenues (Notes 3 and 11)	$1,034,531	987,170
Cost of services (Note 3)	632,212	613,365
Selling, general and administrative expenses	179,049	185,534
Total operating expenses	811,261	798,899
Operating income	223,270	188,271
Nonoperating expenses, net	(42,991)	(37,642)
Income before income taxes and equity in income of equity investments	180,279	150,629
Income taxes (Note 8)	29,899	18,135
Income before equity in income of equity investments	150,380	132,494
Equity in income of equity investments, net of tax	11,227	10,608
Net income	161,607	143,102
Net income attributable to noncontrolling interests	-	(1,261)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$161,607	141,841
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 9)	$0.91	0.78
Diluted EPS attributable to TSYS common shareholders (Note 9)	$0.90	0.77

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(in thousands)	2019	2018
Net income	$161,607	143,102
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,426	12,495
Postretirement healthcare plan adjustments	(179)	(147)
Unrealized gain on available-for-sale securities (Note 1)	-	2,581
Other comprehensive income	10,247	14,929
Comprehensive income	171,854	158,031
Comprehensive income attributable to noncontrolling interests	-	(1,261)
Comprehensive income attributable to TSYS common shareholders	$171,854	156,770

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$161,607	143,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,710	104,389
Amortization of operating lease right-of-use assets	12,654	-
Provisions for cardholder losses	13,269	15,545
Share-based compensation	10,714	6,295
Provisions for bad debt expenses and billing adjustments	2,948	2,839
Charges for transaction processing provisions	7	729
Amortization of debt issuance costs	1,322	1,035
Loss on foreign currency	1,138	427
Amortization of bond discount	277	233
(Gain) loss on disposal of equipment, net	(307)	2
Deferred income tax expense	27,745	15,180
Changes in value of equity investments	(174)	-
Equity in income of equity investments, net of tax	(11,227)	(10,608)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(40,813)	9,006
Contract assets and contract liabilities	(11,357)	498
Contract cost assets	116	2,168
Prepaid expenses, other current assets and other long-term assets	(38,936)	(7,701)
Accounts payable	918	2,289
Accrued salaries and employee benefits	(39,718)	(50,835)
Other current liabilities and other long-term liabilities	33,696	(22,700)
Net cash provided by operating activities	227,589	211,893

Cash flows from investing activities:
Additions to licensed computer software from vendors	(48,628)	(13,827)
Purchases of property and equipment	(19,396)	(22,069)
Additions to internally developed computer software	(12,405)	(10,340)
Cash used in acquisitions, net of cash acquired	-	(1,036,853)
Other investing activities	(2,350)	(1,550)
Net cash used in investing activities	(82,779)	(1,084,639)

Cash flows from financing activities:
Principal payments on long-term borrowings, finance lease obligations and license agreements	(157,324)	(129,010)
Dividends paid on common stock	(23,456)	(23,496)
Subsidiary dividends paid to noncontrolling shareholders	-	(1)
Repurchase of common stock under plans and tax withholding	(400,013)	(24)
Proceeds from borrowings of long-term debt	450,000	1,040,000
Proceeds from exercise of stock options	6,466	26,461
Net cash (used in) provided by financing activities	(124,327)	913,930

Cash, cash equivalents and restricted cash:
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,049	1,684
Net increase in cash, cash equivalents and restricted cash	22,532	42,868
Cash, cash equivalents and restricted cash at beginning of period	474,279	451,370
Cash, cash equivalents and restricted cash at end of period	$496,811	494,238

Supplemental cash flow information:
Interest paid	$10,629	42,040
Income taxes (refunded) paid, net	$(1,949)	2,936

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

		TSYS Shareholders
					Accumulated
					Other
	Redeemable			Additional	Comprehensive
	Noncontrolling	Common Stock		Paid-In	Income (Loss),	Treasury	Retained
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	Net of Tax	Stock	Earnings	Total Equity

Balance as of December 31, 2018	$-	202,765	$20,277	189,889	(60,223)	(1,042,687)	3,478,650	$2,585,906
Cumulative effect adjustment from adoption of ASU No. 2016-01 (Note 1)	-	-	-	-	(5,052)	-	5,052	-
Cumulative effect adjustment from adoption of ASU No. 2016-02 (Note 1)	-	-	-	-	-	-	(203)	(203)
Net income	-	-	-	-	-	-	161,607	161,607
Other comprehensive loss	-	-	-	-	10,247	-	-	10,247
Common stock issued from treasury shares for exercise of stock options	-	-	-	3,485	-	2,981	-	6,466
Common stock unissued due to forfeiture of nonvested awards	-	-	-	77	-	(77)	-	-
Common stock issued from treasury shares for nonvested awards	-	-	-	(12,812)	-	12,812	-	-
Share-based compensation (Note 7)	-	-	-	11,296	-	-	-	11,296
Cash dividends declared ($0.13 per share)	-	-	-	-	-	-	(22,546)	(22,546)
Purchase of treasury shares	-	-	-	-	-	(400,013)	-	(400,013)
Balance as of March 31, 2019	$-	202,765	$20,277	191,935	(55,028)	(1,426,984)	3,622,560	$2,352,760

		TSYS Shareholders
					Accumulated
					Other
	Redeemable			Additional	Comprehensive
	Noncontrolling	Common Stock		Paid-In	Income (Loss),	Treasury	Retained
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	Net of Tax	Stock	Earnings	Total Equity

Balance as of December 31, 2017	$115,689	202,765	$20,277	162,806	(36,148)	(909,960)	3,004,018	$2,240,993
Cumulative effect adjustment from adoption of ASU No. 2014-09 (Note 3)	-	-	-	-	-	-	(4,445)	(4,445)
Net income	1,261						141,841	141,841
Other comprehensive loss	-	-	-	-	14,929	-	-	14,929
Common stock issued from treasury shares for exercise of stock options	-	-	-	5,199	-	21,258	-	26,457
Common stock unissued due to forfeiture of nonvested awards	-	-	-	551	-	(551)	-	-
Common stock issued from treasury shares for nonvested awards	-	-	-	(12,368)	-	12,368	-	-
Common stock issued from treasury shares for dividend equivalents	-	-	-	925	-	9	-	934
Share-based compensation (Note 7)	-	-	-	6,835	-	-	-	6,835
Cash dividends declared ($0.13 per share)	-	-	-	-	-	-	(23,895)	(23,895)
Purchase of treasury shares	-	-	-	-	-	(24)	-	(24)
Adjustments to redemption value of redeemable noncontrolling interest	9,051	-	-	(9,051)	-	-	-	(9,051)
Subsidiary dividends paid to noncontrolling interests	(1)	-	-	-	-	-	-	-
Balance as of March 31, 2018	$126,000	202,765	$20,277	154,897	(21,219)	(876,900)	3,117,519	$2,394,574

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s summary of significant accounting policies, consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”). Results of interim periods are not necessarily indicative of results to be expected for the year.

Out-of-period adjustment

As of January 1, 2019, the Company recorded an adjustment to reclassify the cumulative unrealized gain of $5.1 million related to an investment in common stock with a readily determinable fair value from other comprehensive income to opening retained earnings. This adjustment was recorded to comply with the guidance in Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

Fair Value Measurement

Refer to Note 3 of the Company’s audited financial statements for the year ended December 31, 2018, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding fair value measurement.

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the Company had recorded goodwill in the amount of $4.1 billion. The Company performs its annual impairment testing of its goodwill balance as of May 31st of each year. The fair value of the reporting units substantially exceeds their carrying value.

Recently Adopted Accounting Pronouncements

The Company adopted the following ASUs on January 1, 2019:

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenues from Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which made amendments to SEC paragraphs pursuant to the Staff Announcement at the July 20, 2017 Emerging Issues Task Force (“EITF”) Meeting and rescission of prior SEC Staff Announcements and Observer comments. This guidance, which is effective immediately, generally relates to the adoption of ASC 606 and 842. The adoption of the amendments in this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which introduced a lessee model that brings most operating leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The FASB has issued several additional ASUs since this time that provide additional clarification to certain issues existing after the original ASU was released. All of the new standards were effective for the Company on January 1, 2019. TSYS adopted the new leases standard as of January 1, 2019 using the cumulative effect method. See Note 4 for further discussion of the Company’s adoption of this new standard.

New Accounting Pronouncements

Refer to Note 1 of the Company’s audited financial statements for the year ended December 31, 2018, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding new accounting pronouncements.

Note 2 — Supplementary Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

The Company maintains accounts outside the United States denominated in currencies other than the U.S. dollar. All amounts in domestic accounts are denominated in U.S. dollars. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash, cash equivalents and restricted cash balances are summarized as follows:

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents in domestic accounts	$434,130	405,535
Cash and cash equivalents in foreign accounts	60,516	65,621
Total cash and cash equivalents	494,646	471,156
Restricted cash included in other long-term assets	2,165	3,123
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$496,811	474,279

Restricted cash included in other assets in the Consolidated Balance Sheets represents immaterial amounts required across the Company’s segments for operational purposes.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	March 31, 2019	December 31, 2018
Prepaid expenses	$63,088	48,058
Income taxes receivable	26,782	19,362
R&D state tax credit	21,593	26,541
Supplies inventory	20,074	18,089
Other	68,692	76,305
Total	$200,229	188,355

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	March 31, 2019	December 31, 2018
Accrued card brand fees	$62,637	55,991
Accrued interest	53,960	22,191
Accrued third-party commissions	52,187	46,977
Accrued expenses	29,705	25,178
Dividends payable	23,736	24,645
Other	93,553	93,168
Total	$315,778	268,150

Accumulated Other Comprehensive Loss (AOCL)

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (“AOCI”) (loss) attributable to TSYS shareholders are as follows:

(in thousands)	Foreign Currency Translation Adjustments	Gain on Available-For-Sale Securities	Change in Postretirement Healthcare Plans	Total Accumulated Other Comprehensive Loss, Net of Tax
Balance as of December 31, 2018	$(63,186)	5,052	(2,089)	$(60,223)
Reclassification from adoption of ASU No. 2016-01 (Note 1)	-	(5,052)	-	(5,052)
Balance after reclassification (a)	(63,186)	-	(2,089)	(65,275)
Pretax amount	11,418	-	(231)	11,187
Tax effect	992	-	(52)	940
Net-of-tax amount (b)	10,426	-	(179)	10,247
Balance as of March 31, 2019 (a)+(b)	$(52,760)	-	(2,268)	$(55,028)

Note 3 — Revenue from Contracts with Customers

Description of service offerings

Issuer Solutions

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

Merchant Solutions

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

Consumer Solutions

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

•

Customer Service and Maintenance - Customers are typically charged fees for balance inquiries made through call centers. Customers are also charged a monthly maintenance fee after a specified period of inactivity.

•

Additional Products and Services - Customers are charged fees associated with additional products and services offered in connection with certain cards, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through the call centers.

•	Other - Customers are charged fees in connection with the acquisition and reloading of the cards at retailers and the Company receives a portion of these amounts in some cases.

Disaggregation of revenue

The following table summarizes volume-based and non-volume related revenue from contracts with external customers for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$230,211	322,812	218,696	$771,719
Non-volume related revenues	239,948	22,369	495	262,812
Total revenues	$470,159	345,181	219,191	$1,034,531

	Three months ended March 31, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$219,271	298,948	209,721	$727,940
Non-volume related revenues	238,088	20,475	667	259,230
Total revenues	$457,359	319,423	210,388	$987,170

Issuer Solutions

Volume-based revenues are generated from charges based on the number of Accounts on File (“AOF”), transactions and authorizations processed, statements generated, and other processing services for cardholder AOF. Cardholder AOF includes active and inactive consumer credit, retail, prepaid, stored value and commercial card accounts. TSYS’ clients also have the option to use fraud and portfolio management services which are based on authorizations processed and AOF, respectively. Collectively, these services are considered volume-based revenues. Non-volume related revenues include processing fees which are not directly associated with AOF and transactional activity, such as value-added products and services, custom programming and certain other services, which are only offered to TSYS’ processing clients. Additionally, non-volume based revenues include licensing, managed services and output services such as card and document production.

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

Consumer Solutions

The Consumer Solutions segment’s revenues primarily consist of volume-based revenues generated from a portion of the service fees collected from cardholders and interchange revenues. Non-volume related revenues include value-added products and services which are not directly associated with transactional activity.

The following table summarizes revenue from contracts with customers, by currency, for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. dollar	$372,000	344,871	219,191	$936,062
British Pound Sterling	65,152	-	-	65,152
Euro	25,611	-	-	25,611
Other	7,396	310	-	7,706
Total revenues	$470,159	345,181	219,191	$1,034,531

	Three months ended March 31, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. dollar	$359,870	319,219	210,388	$889,477
British Pound Sterling	63,121	-	-	63,121
Euro	26,597	-	-	26,597
Other	7,771	204	-	7,975
Total revenues	$457,359	319,423	210,388	$987,170

See Note 11 for disclosure of revenues by geography.

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

(in thousands)	Remainder of 2019	2020	2021	2022	2023 - 2029	Total
Unsatisfied or partially unsatisfied performance obligations	$586,952	632,569	532,219	387,996	468,465	$2,608,201

Contract balances

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

ASC 606 requires an entity to present in its Consolidated Balance Sheets the net position in a customer contract on a contract-by-contract basis. The net position in a customer contract is presented as either contract assets or contract liabilities. Significant changes in the contract assets and liabilities balances during the three months ended March 31, 2019 are as follows:

	Three months ended March 31, 2019
(in thousands)	Contract Assets Increase/(Decrease)	Contract Liabilities (Increase)/Decrease
Signing incentive additions	$22,540	$-
Signing incentive amortization	(6,721)	(1,093)
Revenue recognized in advance of billings	6,005	-
Billed amounts transferred to receivables	(2,004)	-
Cash received from customers	(1,396)	(47,981)
Deferred revenue that was recognized as revenue	2,349	37,294

Other changes in contract assets and contract liabilities primarily relate to movements in net contract position (between contract assets and contract liabilities) each period and foreign currency translation.

Note 4 – Leases

The Company adopted ASU No. 2016-02 and related ASUs (“ASC 842”) as of January 1, 2019 using the cumulative effect method. Upon adoption, the Company recorded right-of-use (“ROU”) assets of $195.2 million and additional operating liabilities of approximately $190.7 million for existing operating leases. Also as part of the initial adoption, the Company wrote off the carrying value of favorable lease intangible assets of $2.1 million and increased the ROU assets by the same amount. The cumulative effect adjustment recorded to opening retained earnings was not material. The adoption of this ASU did not have a material impact on the Company’s results of operations or cash flows.

Description of leases and lease policies - lessee

TSYS enters into leases for datacenters, facilities, computer equipment and certain other equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. TSYS recognizes lease expense or depreciation expense for leases on a straight-line basis over the lease term. Variable lease expense primarily relates to maintenance and other monthly expenses that do not depend on an index or rate.

TSYS determines if an arrangement is a lease at contract inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities in our Consolidated Balance Sheet. Finance leases are included in property and equipment, net and current and long-term obligations under finance leases in our Consolidated Balance Sheet.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. TSYS uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives received. TSYS lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

TSYS has lease agreements with lease and non-lease components, which are combined and accounted for as a single lease component for all asset classes excluding computer equipment. For computer equipment leases, the Company accounts for the lease and non-lease components as separate components. The majority of computer equipment lease commitments come with a renewal option or an option to terminate the lease. These lease commitments may be replaced with new leases, which allow the Company to continually update its computer equipment.

Practical expedients and policy elections

The Company has elected to utilize the following practical expedients and accounting policy elections:

•  Electing as a package, the Company did not reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease, (b) lease classification for expired or existing leases, and (c) whether previously capitalized initial direct costs would qualify for capitalization under ASU No. 2016-02.

• The Company did not evaluate land easements that existed or expired before the Company’s adoption of ASU No. 2016-02 and that were not previously accounted for as leases.

• From a lessee perspective, the Company has elected to combine lease and non-lease components for all classes of assets except for computer equipment. Accordingly, for all asset classes excluding computer equipment, the Company accounts for the combined lease and non-lease components as a single lease component. For computer equipment, the Company accounts for lease and non-lease components, such as maintenance, separately.

• From a lessee perspective, the Company has elected, as an accounting policy election by class of underlying asset, not to recognize ROU assets and lease liabilities for short-term leases.

• From a lessor perspective, the Company has elected to utilize the practical expedient in ASU No. 2018-11 to not separate non-lease components from the associated lease component for arrangements including point-of-sale (“POS”) terminals. Since the predominant component in these arrangements is service revenue and not the POS terminal, the combined components in these arrangements will be accounted for under ASC 606 and not ASC 842.

• The Company utilized incremental borrowing rates in transition (as of January 1, 2019) based on the remaining lease payments and remaining lease term.

The Company decided not to elect the use of hindsight in determining the lease term and in assessing impairment of the Company’s ROU assets.

Supplemental Information

Supplemental balance sheet information related to leases is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Lease assets:
Operating lease right-of-use assets, net:
Computer equipment	$74,587	na
Facilities	131,420	na
Other	232	na
Total operating lease right-of-use assets, net	206,239	na
Finance lease right-of-use assets:
Computer and other equipment	78,794	91,526
Furniture and other equipment	3,859	6,104
Total finance lease assets	82,653	97,630
Less accumulated depreciation:
Computer and other equipment	(37,622)	(47,903)
Furniture and other equipment	(2,823)	(4,859)
Total accumulated depreciation	(40,445)	(52,762)
Total finance lease right-of-use assets, net	42,208	44,868
Total lease assets	$248,447	44,868
Lease liabilities:
Current portion of operating lease liabilities	$49,469	na
Operating lease liabilities, excluding current portion	168,505	na
Current portion of obligations under finance leases	5,976	5,934
Obligations under finance leases, excluding current portion	29,849	31,243
Total lease liabilities	$253,799	37,177
na = not applicable since TSYS adopted ASC 842 as of January 1, 2019

As of March 31, 2019, finance lease assets and finance lease accumulated depreciation decreased by approximately $15.0 million and $12.3 million, respectively, when compared to December 31, 2018. This decrease is related to the execution of purchase options for certain finance leases as well as the retirement of certain assets no longer in use. The balances of any finance leases subject to purchase options exercised during the three months ended March 31, 2019 were subsequently moved to Property and Equipment.

Lease expense

The components of lease expense are as follows:

Three months ended
(in thousands)	March 31, 2019
Operating lease expense:
Fixed lease expense	$14,975
Variable lease expense	1,969
Short-term lease expense	1,369
Total operating lease expense	18,313
Finance lease expense:
Amortization of ROU assets	2,891
Interest on finance lease liabilities	388
Total finance lease expense	3,279
Total lease expense	$21,592

Total rental expense under all operating leases for the year ended December 31, 2018 was $128.6 million.

Other lease information

Supplemental cash flow information related to leases is as follows:

Three months ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,882
Operating cash flows from finance leases	388
Financing cash flows from finance leases	1,461

	Three months ended March 31,
(in thousands)	2019	2018
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36,369	na
Finance leases	-	6,818
na = not applicable since TSYS adopted ASC 842 as of January 1, 2019

The weighted-average remaining lease term and weighted-average discount rate are as follows:

Three months ended
March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.32
Finance leases	5.81
Weighted-average discount rate:
Operating leases	4.25%
Finance leases	8.46%

Maturity of lease liabilities

The future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year for the next five years and thereafter and in the aggregate as of March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019		December 31, 2018
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2019[1]	$43,544	5,581	54,818	7,393
2020	54,611	7,406	54,738	7,319
2021	51,209	7,161	50,794	7,085
2022	42,355	7,127	42,048	7,051
2023	19,226	6,732	19,089	6,658
Thereafter	33,057	6,936	32,894	6,868
Total lease payments	244,002	40,943	254,381	42,374
Less imputed interest	(24,081)	(4,840)	na	(5,197)
Total	$219,921	36,103	254,381	37,177
na = not applicable since TSYS adopted ASC 842 as of January 1, 2019
[1]	For the three months ended March 31, 2019, this row represents the remaining payments from April to December 2019.

In March 2019, the Company entered into operating and finance leases for certain computer equipment whose commencement dates range from July 2019 to August 2019. Amounts related to these operating and finance leases totaling $2.2 million are not reflected on the Company’s consolidated balance sheet as of March 31, 2019. However, amounts related to these operating and finance leases are reflected in the above disclosure of future operating lease commitments as of March 31, 2019.

In April 2019, the Company entered into operating leases for certain facilities whose commencement dates range from April 1, 2019 to November 1, 2019. Amounts related to these operating leases are not reflected on the Company’s consolidated balance sheet as of March 31, 2019 or in the above disclosure of operating lease commitments as of March 31, 2019.

Note 5 — Long-Term Borrowings and License Agreements

Refer to Note 12 of the Company’s audited financial statements for the year ended December 31, 2018, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for further discussion regarding long-term borrowings and license agreements.

Note 6 — Commitments and Contingencies

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2018, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding commitments and contingencies.

Legal Proceedings – General

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

On January 29, 2019, the court granted in part and denied in part ProPay’s motion to dismiss the Second Amended Complaint. The court dismissed plaintiffs’ claim that ProPay was unjustly enriched by the alleged TelexFree fraud, but denied ProPay’s motion to dismiss the plaintiffs’ claim that ProPay allegedly aided and abetted TelexFree’s purported scheme. The court’s ruling does not reflect any determination of the merits of the plaintiffs’ aiding and abetting claim against ProPay, but instead is merely a ruling that the plaintiffs have alleged facts that could potentially entitle them to relief from ProPay if those facts were true. ProPay denies that it had any knowledge of TelexFree’s alleged fraud or that it aided and abetted that fraud in any way.

After deciding the motions to dismiss filed by ProPay and some of the other defendants in the litigation, the court lifted the stay on discovery that had been in place since the outset of the Consolidated Action. Approximately 50 defendants remain in the litigation. The Court held a scheduling conference on March 20, 2019, but has not yet entered an order setting the case schedule.

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

While the Company and ProPay intend to vigorously defend the Consolidated Action and other matters arising out of the relationship of ProPay with TelexFree and believe ProPay has substantial defenses related to these purported claims, the Company currently cannot reasonably estimate losses attributable to these matters.

Note 7 — Share-Based Compensation

Refer to Notes 1 and 18 of the Company’s audited financial statements for the year ended December 31, 2018, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

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

Below is a summary of share-based compensation expense for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
(in thousands)	2019	2018
Share-based compensation	$10,714	6,295

Nonvested Share Awards - Time-Based

The Company granted awards of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards. As of March 31, 2019, there was approximately $41.2 million of unrecognized compensation cost related to time-based nonvested share awards.

	Three months ended
	March 31,
	2019	2018
Number of shares granted	304,911	292,359
Market value (in millions)	$28.0	26.1

Performance- and Market-Based Awards

The Company granted performance- and market-based awards to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest up to a maximum of 200%. During the first three months of 2019 and 2018, the Compensation Committee established performance goals based primarily on various financial and market-based measures. The Company’s market-based awards are based upon the Company’s Total Shareholder Return (“TSR”) as compared to the TSR of the companies in the S&P 500 determined at the end of the performance period for 2018 and determined using a twenty day average of the fair market value at the beginning and end of the performance period for 2019 awards.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of March 31, 2019, there was approximately $28.4 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2021. As of March 31, 2019, there was approximately $4.7 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2021.

During the three months ended March 31, 2019 and 2018, the Company granted performance-based awards based on non-financial metrics and the following performance measures:

Performance Measure	Definition of Measure
Adjusted diluted EPS

Adjusted earnings divided by weighted average diluted shares outstanding used for diluted EPS calculations. Adjusted earnings is net income excluding the after-tax impact of share-based compensation expense, amortization of acquisition intangibles, merger and acquisition expenses for completed acquisitions and litigation claims, judgments or settlement expenses and related legal expenses.

Net revenue	Net revenue is total revenues less reimbursable items that are recorded by TSYS as expense.
Adjusted EBITDA

Adjusted EBITDA is net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization, share-based compensation expenses and other items.

The number of performance-based shares with a one to two year performance period granted during the three months ended March 31, 2019 and 2018 totaled 86,779 and 95,748. The number of performance-based shares with a three year performance period granted during the three months ended March 31, 2019 and 2018, totaled 79,132 and 79,218, respectively. The grants awarded with a three year performance period during the first three months of 2019 and 2018 will be expensed through December 31, 2021 and 2020, respectively.

The number of market-based awards granted during the three months ended March 31, 2019 and 2018 were 30,856 and 33,940, respectively. The performance measure for the market-based awards is the Company’s TSR as compared to the TSR of the companies in the S&P 500 determined at the end of the performance period for 2018 and determined using a twenty day average of the fair market value at the beginning and end of the performance period for 2019 awards.

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Three months ended
	March 31,
	2019	2018
Number of options granted	223,520	341,659
Weighted average exercise price	$91.93	87.08
Risk-free interest rate	2.48%	2.55%
Expected volatility	22.79%	21.80%
Expected term (years)	4.8	4.8
Dividend yield	0.57%	0.60%
Weighted average fair value	$21.85	19.34

As of March 31, 2019, there was approximately $7.0 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.9 years.

Note 8 — Income Taxes

Refer to Notes 1 and 14 of the Company’s audited financial statements for the year ended December 31, 2018, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return, consolidated income tax returns for most states and separate entity basis income tax returns for most foreign jurisdictions. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2011 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2011. There are currently federal income tax examinations in progress for the years 2011 through 2013. In March 2019, TSYS reached a closing agreement with the IRS for the federal income tax examinations of these years. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 16.6% and 12.0% for the three months ended March 31, 2019 and 2018, respectively. The primary reasons for the higher effective income tax rate for the three months ended March 31, 2019 as compared to the same period last year is a decrease to the favorable discrete item for excess tax benefits of share-based compensation offset by a reduction in FIN 48 reserves.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The unrecognized tax benefit amounts were $18.4 million and $22.3 million as of March 31, 2019 and December 31, 2018, respectively, which resulted in a decrease of $3.9 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.5 million and $2.5 million as of March 31, 2019 and December 31, 2018, respectively. The total amounts of unrecognized income tax benefits as of March 31, 2019 and December 31, 2018, that, if recognized, would affect the effective tax rates are $18.8 million and $23.5 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $0.9 million and $1.7 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

Note 9 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
(in thousands, except per share data)	Common Stock	Common Stock
Basic EPS:
Net income attributable to TSYS common shareholders	$161,607	141,841
Less income allocated to nonvested awards	(38)	(168)
Net income allocated to common stock for EPS calculation (a)	$161,569	141,673
Weighted average shares outstanding	178,435	181,612
Less participating securities	(41)	(217)
Average common shares outstanding (b)	178,394	181,395
Basic EPS (a)/(b)	$0.91	0.78

Diluted EPS:
Net income attributable to TSYS common shareholders	$161,607	141,841
Less income allocated to nonvested awards	(38)	(168)
Add income reallocated to nonvested awards[1]	38	168
Net income allocated to common stock for EPS calculation (c)	$161,607	141,841
Weighted average shares outstanding	178,435	181,612
Less participating securities	(41)	(217)
Average common shares outstanding	178,394	181,395
Increase due to assumed issuance of shares related to common equivalent shares outstanding	867	1,236
Average nonvested awards[1]	625	667
Average common and common equivalent shares outstanding (d)	179,886	183,298
Diluted EPS (c)/(d)	$0.90	0.77

[1]

In accordance with the diluted EPS guidance under the two-class method, the Company uses the approach- either the treasury stock method or the two-class method assuming a participating security is not exercised- that is more dilutive.

The diluted EPS calculation excludes stock options and nonvested awards that are exercisable into 0.3 million common shares for the three months ended March 31, 2019, and excludes 0.3 million common shares for the three months ended March 31, 2018, because their inclusion would have been anti-dilutive.

Note 10 — Supplementary Cash Flow Information

Software Acquired Under License Agreements

There was approximately $6.9 million and $3.4 million of software acquired under license agreements in the first three months of 2019 and 2018, respectively. Additionally, the Company did not acquire software through vendor financing and other arrangements during the first three months of 2019 compared to $36.5 million of software acquired through vendor financing and other arrangements during the first three months of 2018.

Note 11 — Segment Reporting and Major Customers

Refer to Note 21 of the Company’s audited financial statements for the year ended December 31, 2018, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding segment reporting and major customers.

At TSYS, the chief operating decision maker (“CODM”) is a group consisting of Senior Executive Management. In the first quarter of 2019, the CODM changed the profitability measure for its operating segments to adjusted segment EBITDA. All periods presented have been adjusted to reflect this new measure.

The following table presents the Company’s total assets by segment:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Issuer Solutions	$7,075,930	6,843,451
Merchant Solutions	4,247,317	4,248,183
Consumer Solutions	1,419,687	1,374,667
Intersegment assets	(4,968,802)	(4,997,592)
Total assets	$7,774,132	7,468,709

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	March 31, 2019	December 31, 2018
United States	$321,654	321,119
Europe	47,994	45,872
Other	15,752	16,083
Total	$385,400	383,074

The following table presents the Company’s depreciation and amortization by segment:

	Three months ended
	March 31,
(in thousands)	2019	2018
Depreciation and amortization by segment:
Issuer Solutions	$35,167	28,331
Merchant Solutions	7,682	7,825
Consumer Solutions	4,416	4,259
Segment depreciation and amortization	47,265	40,415
Acquisition intangible amortization	54,957	63,023
Corporate administration and other	1,488	951
Total depreciation and amortization	$103,710	104,389

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended March 31, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$271,130	344,298	219,191	$834,619
Europe[1]	94,387	160	-	94,547
Canada[1]	79,633	388	-	80,021
Other[1]	25,009	335	-	25,344
Total	$470,159	345,181	219,191	$1,034,531

[1]	Certain of these revenues are impacted by movements in foreign currency exchange rates.

	Three months ended March 31, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$264,032	318,749	210,388	$793,169
Europe[1]	95,143	125	-	95,268
Canada[1]	77,582	279	-	77,861
Other[1]	20,602	270	-	20,872
Total	$457,359	319,423	210,388	$987,170

[1]	Certain of these revenues are impacted by movements in foreign currency exchange rates.

The following table presents the Company’s operating results by segment:

Operating Segments	Three months ended March 31,

(in thousands)	2019	2018
Adjusted segment EBITDA[1]:
Issuer Solutions (a)	$204,934	195,764
Merchant Solutions (b)	128,836	118,940
Consumer Solutions (c)	63,693	53,667
Corporate administration and other	(40,176)	(37,449)
Total	357,287	330,922
Less:
Share-based compensation	10,714	6,295
Cayan and TransFirst merger & acquisition (M&A) and integration expenses[2]	3,710	14,367
Depreciation and amortization	103,710	104,389
Contract asset amortization	8,038	6,874
Contract cost asset amortization	7,845	10,726
Operating income	223,270	188,271
Nonoperating expenses, net	(42,991)	(37,642)
Income before income taxes and equity in income of equity investments	$180,279	150,629

Net revenue by segment:
Issuer Solutions (e)	$433,473	423,574
Merchant Solutions (f)	342,956	317,403
Consumer Solutions (g)	219,178	210,489
Segment net revenue	995,607	951,466
Less: intersegment revenues	15,337	15,969
Net revenue[3]	980,270	935,497
Add: reimbursable items	54,261	51,673
Total revenues	$1,034,531	987,170

Adjusted segment EBITDA margin on net revenue:
Issuer Solutions (a)/(e)	47.3%	46.2%
Merchant Solutions (b)/(f)	37.6%	37.5%
Consumer Solutions (c)/(g)	29.1%	25.5%

[1]

Adjusted segment EBITDA is net income excluding equity in income investments, interest expense (net of interest income), income taxes, depreciation, amortization, contract asset amortization, contract cost asset amortization, gains or losses on foreign currency translation, other nonoperating income or expenses, share-based compensation, litigation, claims, judgements or settlements and Cayan and TransFirst M&A and integration expenses.

[2]	Excludes share-based compensation
[3]	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as expense.

Major Customers

For the three months ended March 31, 2019 and 2018, the Company did not have any major customers.

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

For a detailed discussion regarding the Company’s operations, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

Management’s discussion and analysis contains items prepared in conformity with GAAP, as well as non-GAAP measures. For detailed information and reconciliations to GAAP, refer to the discussion under the caption Non-GAAP Measures.

A summary of the financial highlights for 2019, as compared to 2018, is provided below:

	Three months ended
	March 31,
			Percent
(in thousands, except per share data)	2019	2018	Change
Total revenues	$1,034,531	987,170	4.8%
Net revenue[1]	$980,270	935,497	4.8
Operating income	$223,270	188,271	18.6
Net income attributable to TSYS common shareholders	$161,607	141,841	13.9
Basic earnings per share (EPS) attributable to TSYS common shareholders[2]	$0.91	0.78	16.0
Diluted EPS attributable to TSYS common shareholders[2]	$0.90	0.77	16.1
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[3]	$357,287	330,922	8.0
Adjusted earnings[4]	$215,446	207,586	3.8
Adjusted diluted EPS[5]	$1.20	1.13	5.8
Cash flows from operating activities	$227,589	211,893	7.4
Free cash flow[6]	$147,160	165,657	(11.2)

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

[1]	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as expense.
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

Financial Review

This Financial Review provides a discussion of critical accounting policies and estimates, related party transactions and off-balance sheet arrangements. This Financial Review also discusses the results of operations, financial position, liquidity and capital resources of TSYS and outlines the factors that have affected its recent earnings, as well as those factors that may affect its future earnings. For a detailed discussion regarding these topics, refer to our Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

Critical Accounting Policies and Estimates

Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for more information on changes to the Company’s critical accounting policies, estimates and assumptions on the judgments affecting the application of those estimates and assumptions in 2019. TSYS has updated its lease policies in conjunction with the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC 842”) as further described in Notes 1 and 4 in the Notes to Unaudited Consolidated Financial Statements. The most significant impact of adopting ASC 842 in 2019 is primarily the addition of operating lease right-of-use assets and corresponding liabilities to the Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

Operating Leases

As a method of funding its operations, TSYS employs noncancelable operating leases for computer equipment and facilities. These leases allow the Company to provide the latest technology while avoiding the risk of ownership. Neither the assets nor obligations related to these leases are included on the Consolidated Balance Sheets as of December 31, 2018. With the adoption of ASC 842, operating lease right-of-use assets and operating lease liabilities were recognized on the Consolidated Balance Sheet as of January 1, 2019.

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

Total revenues increased 4.8%, for the three months ended March 31, 2019, compared to the same period in 2018. Revenues for the three months ended March 31, 2019 also included a decrease of $8.3 million related to the effects of currency translation of the Company’s foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure. Net revenue is defined as total revenues less reimbursable items that are recorded by TSYS as expense. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage fees. The Company’s reimbursable items are primarily impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three months ended March 31, 2019 were $54.3 million, an increase of 5.0%, compared to the same period last year, primarily due to an increase in postal rates.

Net revenue increased $44.8 million, or 4.8% during the three months ended March 31, 2019, compared to the same period in 2018. The increase in net revenue for the three months ended March 31, 2019, as compared to the same period in 2018, is primarily the result of organic growth, partially offset by a decrease of $7.7 million associated with currency translation.

Major Customers

For a discussion regarding the Company’s major customers, refer to Note 11 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three months ended March 31, 2019, the Company did not have a major customer on a consolidated basis. However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The core services include housing AOF, authorizing transactions (authorizations), accumulating monthly transactional activity (transactions) and providing a monthly statement (statement generation). From these core services, TSYS’ clients also have the option to use fraud and portfolio management services which are based on authorizations processed and AOF, respectively. Collectively, these services are considered volume-based revenues.

Below is a summary of AOF for the Company’s Issuer Solutions segment:

(in millions)	As of March 31,
AOF	2019	2018	Percent Change
Consumer	523.0	486.5	7.5%
Commercial	60.2	55.2	8.9
Other	45.0	36.9	22.2
Traditional AOF[1]	628.2	578.6	8.6
Prepaid/Stored Value[2]	11.5	38.7	(70.3)
Commercial Card Single-Use[3]	116.3	97.5	19.3
Government Services[4]	-	96.5	(100.0)
Total AOF	756.0	811.3	(6.8)

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

[3]	Commercial card single-use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.
[4]	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity. This portfolio of AOF had deconverted by December 31, 2018.

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

The Issuer Solutions segment provides payment processing and related services to clients based in the United States and internationally. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has two major customers for the three months ended March 31, 2019.

Below is a summary of the Issuer Solutions segment:

	Three months ended
	March 31,
(in thousands, except key indicators)	2019	2018	Percent Change
Volume-based revenues	$215,423	205,624	4.8%
Non-volume related revenues:
Processing fees	74,865	79,841	(6.2)
Value-added, custom programming, licensing and other	71,548	76,055	(5.9)
Output and managed services	71,637	62,054	15.4
Total non-volume related revenues	218,050	217,950	0.0
Net revenue[1]	$433,473	423,574	2.3
Adjusted segment EBITDA[2]	$204,934	195,764	4.7
Adjusted segment EBITDA margin[3]	47.3%	46.2%
Key indicators (in millions):
AOF	756.0	811.3	(6.8)
Traditional AOF	628.2	578.6	8.6
Transactions	5,948.9	5,547.9	7.2

[1]	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as expense.
[2]	Adjusted segment EBITDA excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment EBITDA margin is adjusted segment EBITDA divided by net revenue.

For the three months ended March 31, 2019, approximately 49.7% of net revenue was driven by the volume of AOF and transactions processed and approximately 50.3% was derived from non-volume based revenues.

The increase in net revenue for the three months ended March 31, 2019, as compared to the same period in 2018, was driven by organic growth.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into more or fewer U.S. dollars, which impacts the comparison to prior periods when the U.S. dollar was stronger or weaker.

Net revenue for the three months ended March 31, 2019, as compared to the same period in 2018, included a decrease of $7.8 million associated with currency translation.

Merchant Solutions

The Merchant Solutions segment provides merchant processing and related services to clients based primarily in the United States. Merchant Solutions revenues are derived from providing processing services, acquiring solutions, related systems and support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant Solutions include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; and merchant billing services. This segment has no major customers for the three months ended March 31, 2019.

The Merchant Solutions segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale ("POS”). This segment's authorization and capture transactions are primarily through Internet connectivity.

Below is a summary of the Merchant Solutions segment:

	Three months ended
	March 31,
(in thousands, except key indicators)	2019	2018	Percent Change
Net revenue[1]	$342,956	317,403	8.1%
Adjusted segment EBITDA[2]	$128,836	118,940	8.3
Adjusted segment EBITDA margin[3]	37.6%	37.5%
Key indicators:
Dollar sales volume (in millions)	$40,241.6	37,266.7	8.0
POS transactions (in millions)	1,524.3	1,339.6	13.8
Net revenue per POS transaction	$0.225	0.237	(5.1)

[1]	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as an expense.
[2]	Adjusted segment EBITDA excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment EBITDA margin is adjusted segment EBITDA divided by net revenue.

For the three months ended March 31, 2019, approximately 93.5% of net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.5% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation and risk and collection services performed.

The increase in net revenue and adjusted segment EBITDA for the three months ended March 31, 2019, as compared to the same period in 2018, was driven by higher processing volumes, product fees and processing fees.

Consumer Solutions

The Consumer Solutions segment provides GPR prepaid cards, payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States. The segment’s products provide customers with access to depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) with a menu of pricing and features specifically tailored to their needs. The Consumer Solutions segment has an extensive distribution and reload network including financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that issue the products that the segment develops, promotes and distributes. The Consumer Solutions segment currently has active agreements with five issuing banks.

The Consumer Solutions segment markets its products through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs, and contractual relationships with corporate employers. This segment has no major customers and one major third-party distributor for the three months ended March 31, 2019.

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

Below is a summary of the Consumer Solutions segment:

	Three months ended
	March 31,
(in thousands, except key indicators)	2019	2018	Percent Change
Net revenue[1]	$219,178	210,489	4.1%
Adjusted segment EBITDA[2]	$63,693	53,667	18.7
Adjusted segment EBITDA margin[3]	29.1%	25.5%
Key indicators (in millions):
Gross dollar volume[4]	$10,053.5	9,690.0	3.8
Number of active cards[5]	5.2	5.2	0.0
Number of active cards with direct deposit[6]	2.7	2.7	0.4
Percentage of active cards with direct deposit	51.3%	51.1%

[1]	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as an expense.
[2]	Adjusted segment EBITDA excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
[3]	Adjusted segment EBITDA margin is adjusted segment EBITDA divided by net revenue.
[4]	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using Consumer Solutions products.
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

For the three months ended March 31, 2019, 69.6% of revenues were derived from service fees charged to customers and 30.4% of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards and in particular by the number of cards with direct deposit. Customers with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume. Substantially all of the Consumer Solutions segment revenues were volume driven as they were driven by the active card and gross dollar volume indicators.

Net revenue for the three months ended March 31, 2019, as compared to the same period in 2018, increased $8.7 million. Service fee revenue increased $5.4 million, or 3.7%. Revenues from interchange and other services increased $3.3 million, or 5.2%.

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

Operating Expenses

The Company’s operating expenses were $811.3 million for the three months ended March 31, 2019, compared to $798.9 million for the same period in 2018. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three months ended March 31, 2019 increased $12.4 million. The increase primarily related to an increase in cost of services offset partially by a decrease in selling, general and administrative expenses.

The Company’s cost of services were $632.2 million for the three months ended March 31, 2019, which was an increase of 3.1%, compared to the same period last year. The increase in cost of services for the three months ended March 31, 2019 is due to an increase in merchant referral fees and commissions, reimbursable expenses and salaries. The Company’s selling, general and administrative expenses were $179.0 million for the three months ended March 31, 2019, a decrease of 3.5%, compared to the same period last year. The decrease in selling, general, and administrative costs for the three months ended March 31, 2019 is the result of a decrease in merger and acquisition expenses and amortization of acquisition intangibles.

The Company’s transaction and integration expenses related to acquisitions were $4.0 million for the three months ended March 31, 2019. These expenses consist of costs related to the completion of the acquisitions such as legal, accounting and professional fees, share-based compensation, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 18.6% for the three months ended March 31, 2019, compared to the same period in 2018. The Company’s operating profit margin for the three months ended March 31, 2019, was 21.6%, compared to 19.1% for the same period last year. TSYS’ operating margin increased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to a decrease in merger and acquisition expenses and amortization of acquisition intangibles.

Nonoperating Income (Expense)

Nonoperating income (expense) consists of interest expense, interest income and gains and losses on currency translation and transactions. Net nonoperating expense increased for the three months ended March 31, 2019, as compared to the same period in 2018.

The following table provides a summary of nonoperating expenses, net:

	Three months ended
	March 31,
(in thousands)	2019	2018	Percent Change
Interest expense[1]	$(43,997)	(37,400)	(17.6)%
Interest income	1,228	747	64.4
Currency translation and transaction gains (losses), net	(1,138)	(427)	nm
Other	916	(562)	nm
Total	$(42,991)	(37,642)	(14.2)
nm = not meaningful
[1]	Interest expense includes interest on Senior Notes of $32.9 million for the three months ended March 31, 2019, and $25.5 million for the same period in 2018.

Interest expense for the three months ended March 31, 2019, increased $6.6 million, compared to the same period in 2018. The increase in interest expense for the three months ended March 31, 2019 was primarily the result of the addition of $450 million of bonds in May 2018 as well as the expiration of lower interest rate borrowings in June 2018. Additionally, the increase in interest expense is attributable to higher interest rates associated with the 4.000% and 4.450% Senior Notes issued in May 2018 compared to the 2.375% Senior Notes that were paid off at maturity on June 1, 2018.

Occasionally, the Company will provide financing to its subsidiaries in the form of an intercompany loan, which is required to be repaid in U.S. dollars. For its subsidiaries whose functional currency is other than the U.S. dollar, the translated balance of the financing (liability) is adjusted upward or downward to match the U.S. dollar obligation (receivable) on the Company’s consolidated financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation in the Company’s Consolidated Statements of Income.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2019, was approximately $34.2 million, the majority of which is denominated in U.S. dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of March 31, 2019 was $66.6 million.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 14 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. See also Note 8 in the Notes to Unaudited Consolidated Financial Statements for additional information on income taxes for the three months ended March 31, 2019.

Below is a summary of income tax expense:

	Three months ended
	March 31,
(in thousands)	2019	2018	Percent Change
Income tax expense	$29,899	18,135	64.9%
Effective income tax rate	16.6%	12.0%

The primary reason for the higher effective income tax rate for the three months ended March 31, 2019, as compared to the same period last year, is the unfavorable variance in discrete items related to excess tax benefits from share-based compensation. However, some of this unfavorable variance was offset by favorable variances in discrete items related to FIN 48 releases.

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

No provision for U.S. federal and state income taxes has been made in the Company’s current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to withholding tax upon distribution was approximately $122.4 million as of March 31, 2019. Although TSYS does not intend to repatriate these earnings, a distribution of these non-U.S. earnings in the form of dividends, or otherwise, may subject the Company to withholding taxes payable to some of the various non-U.S. jurisdictions.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended
	March 31,
(in thousands)	2019	2018	Percent Change
Equity in income of equity investments, net of tax	$11,227	10,608	5.8%

The increase in equity income for the three months ended March 31, 2019, compared to the same period in 2018, is primarily the result of increased operating results associated with China UnionPay Data Services Co., LTD.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended
	March 31,
(in thousands, except per share data)	2019	2018	Percent change
Net income	$161,607	143,102	12.9%
Net income attributable to noncontrolling interests	-	(1,261)	100.0
Net income attributable to TSYS common shareholders	$161,607	141,841	13.9
Basic EPS attributable to TSYS common shareholders[1]	$0.91	0.78	16.0
Diluted EPS attributable to TSYS common shareholders[1]	$0.90	0.77	16.1

[1]

Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 9 in the Notes to Unaudited Consolidated Financial Statements for more information on EPS.

Non-GAAP Measures

Management evaluates the Company's operating performance based upon net revenue, a constant currency basis, adjusted EBITDA, adjusted earnings, adjusted diluted EPS and free cash flow which are all non-generally accepted accounting principles (“non-GAAP”) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS' financial performance against budget.

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

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Net Revenue

	Three months ended
	March 31,
(in thousands)	2019	2018
Total revenues (GAAP)	$1,034,531	987,170
Less: reimbursable items	54,261	51,673
Net revenue (non-GAAP)	$980,270	935,497

Constant Currency Comparison

	Three months ended
(in thousands)	March 31,
Consolidated	2019	2018
Total revenues (GAAP)	$1,034,531	987,170
Foreign currency impact[1]	8,270	—
Constant currency[2] (non-GAAP)	$1,042,801	987,170

Net revenue (non-GAAP)	$980,270	935,497
Foreign currency impact[1]	7,706	—
Constant currency[2] (non-GAAP)	$987,976	935,497

Operating income (GAAP)	$223,270	188,271
Foreign currency impact[1]	1,897	—
Constant currency[2] (non-GAAP)	$225,167	188,271

Issuer Solutions
Segment net revenue (GAAP)	$433,473	423,574
Foreign currency impact[1]	7,847	—
Constant currency[2] (non-GAAP)	$441,320	423,574

[1]	Reflects the impact of calculated changes in foreign currency rates from the comparable period.
[2]	Reflects current period results on a non-GAAP basis as if foreign currency rates did not change from the comparable prior year period.

Adjusted EBITDA

	Three months ended
	March 31,
(in thousands)	2019	2018
Net income (GAAP) (a)	$161,607	143,102
Adjust for:
Less: Equity in income of equity investments	(11,227)	(10,608)
Add: Income tax expense	29,899	18,135
Add: Interest expense, net	42,769	36,652
Add: Depreciation and amortization	103,710	104,389
Add: Contract asset amortization	8,038	6,874
Add: Contract cost asset amortization	7,845	10,726
Add: Loss on foreign currency translation and transaction (gains) losses	1,138	427
Add/Less: Other nonoperating (income) expenses	(916)	562
Add: Share-based compensation	10,714	6,295
Add: Cayan and TransFirst M&A and integration expenses[1]	3,710	14,368
Adjusted EBITDA (non-GAAP) (b)	$357,287	330,922

Total revenues (GAAP) (c)	$1,034,531	987,170
Net income margin on total revenues (GAAP) (a)/(c)	15.6%	14.5%

Net revenue (non-GAAP) (d)	$980,270	935,497
Adjusted EBITDA margin on net revenue (non-GAAP) (b)/(d)	36.4%	35.4%

[1]	Costs associated with the Cayan and TransFirst acquisitions which are included in selling, general and administrative expenses and nonoperating expenses.

Adjusted Earnings and Adjusted Diluted Earnings Per Share

	Three months ended
	March 31,
(in thousands, except per share data)	2019	2018
Net income attributable to TSYS common shareholders (GAAP)	$161,607	141,841
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization	54,957	62,988
Add: Share-based compensation	10,714	6,294
Add: Cayan and TransFirst M&A and integration expenses[1]	3,710	14,368
Less: Tax impact of adjustments[2]	(15,542)	(17,905)
Adjusted earnings (non-GAAP)	$215,446	207,586

Diluted EPS - Net income attributable to TSYS common shareholders:
As reported (GAAP)	$0.90	0.77
Adjusted diluted EPS (non-GAAP)	$1.20	1.13

Weighted average diluted shares	179,886	183,298

[1]	Costs associated with the Cayan and TransFirst acquisitions which are included in selling, general and administrative expenses and nonoperating expenses.
[2]	Certain of these merger and acquisition costs are nondeductible for income tax purposes.

Free Cash Flow
	Three months ended
	March 31,
(in thousands)	2019	2018
Net cash provided by operating activities (GAAP)	$227,589	211,893
Capital expenditures	(80,429)	(46,236)
Free cash flow (non-GAAP)	$147,160	165,657

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

Cash Flows From Operating Activities

	Three months ended
	March 31,
(in thousands)	2019	2018
Net income	$161,607	143,102
Depreciation and amortization	103,710	104,389
Amortization of operating lease right-of-use assets	12,654	-
Provisions for cardholder losses	13,269	15,545
Share-based compensation	10,714	6,295
Provisions for bad debt expenses and billing adjustments	2,948	2,839
Charges for transaction processing provisions	7	729
Amortization of debt issuance costs	1,322	1,035
Deferred income tax expense	27,745	15,180
Equity in income of equity investments	(11,227)	(10,608)
Other noncash items and charges, net	934	662
Net change in current and other assets and current and other liabilities	(96,094)	(67,275)
Net cash provided by operating activities	$227,589	211,893

TSYS' main source of funds is derived from operating activities, specifically net income. The amortization of operating lease right-of-use assets relates to the Company’s adoption of ASC 842, Leases, as of January 1, 2019. See further discussion in Notes 1 and 4 in the Notes to Unaudited Consolidated Financial Statements. Net change in current and other assets includes accounts receivable, contract assets and contract liabilities, contract cost assets, prepaid expenses, other current assets and other long-term assets. Net change in current and other liabilities includes accounts payable, accrued salaries and employee benefits, and other current liabilities and other long-term liabilities. The change in accounts receivable as of March 31, 2019, as compared to March 31, 2018, is the result of timing of payments by clients. The change in accounts payable and other liabilities for the same period is the result of the timing of payments of vendor invoices. The change in accrued salaries and employee benefits is due primarily to changes in incentive bonuses and benefits paid in the first three months ended March 31, 2019 compared to the same period in 2018.

Cash Flows From Investing Activities

	Three months ended
	March 31,
(in thousands)	2019	2018
Cash used in acquisitions, net of cash acquired	$-	(1,036,853)
Additions to licensed computer software from vendors	(48,628)	(13,827)
Purchases of property and equipment	(19,396)	(22,069)
Additions to internally developed computer software	(12,405)	(10,340)
Other investing activities	(2,350)	(1,550)
Net cash used in investing activities	$(82,779)	(1,084,639)

The primary uses of cash for investing activities in 2019 were for the purchase of licensed computer software, purchases of property and equipment and internal development of computer software. The primary uses of cash for investing activities in 2018 were for the acquisition of Cayan Holdings, LLC, purchases of property and equipment, internal development of computer software and the purchase of licensed computer software.

Cash Flows From Financing Activities

	Three months ended
	March 31,
(in thousands)	2019	2018
Repurchase of common stock under plans and tax withholding	$(400,013)	(24)
Principal payments on long-term borrowings, finance lease obligations and license agreements	(157,324)	(129,010)
Dividends paid on common stock	(23,456)	(23,496)
Proceeds from borrowings of long-term debt	450,000	1,040,000
Proceeds from exercise of stock options	6,466	26,461
Subsidiary dividends paid to noncontrolling shareholders	-	(1)
Net cash provided by (used in) financing activities	$(124,327)	913,930

The main uses of cash for financing activities in 2019 were repurchase of common stock, principal payments on long-term borrowings, finance lease obligations and license agreements and the payment of dividends. The main sources of cash provided by financing activities in 2019 were the proceeds from borrowing of long-term debt and exercises of stock options. The main uses of cash for financing activities in 2018 were principal payments on long-term borrowings, finance lease obligations and license agreements, and the payment of dividends. The main sources of cash provided by financing activities in 2018 were the proceeds from borrowing of long-term debt and exercises of stock options.

Refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Dividends

Dividends on common stock of $23.5 million were paid during the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, the Company paid dividends of $0.13 per share.

Stock Repurchase

For a detailed discussion regarding the Company’s stock repurchase plan, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

In January 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $400 million of the Company’s common stock. Under the ASR agreement, the Company paid a specified amount to the financial institution and received an initial delivery of shares. This initial delivery of shares represents approximately 83% of the estimated shares delivered under the agreement by repurchasing $400 million of the Company’s common stock divided by the Trade Date closing price. Upon settlement of the ASR agreement, the financial institution delivered additional shares, with the final number of shares delivered determined with reference to the volume-weighted average price of the Company’s common stock over the term of the agreement, less an agreed-upon discount. The transactions are accounted for as equity transactions and are included in Treasury Stock when the shares are received, at which time there is an immediate reduction in the weighted-average common shares calculation for basic and diluted earnings per share.

In February 2019, the Company received an initial delivery of 3.7 million shares. The transaction was completed in March 2019, at which time the Company received an additional 638,414 shares.

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. is currently negotiating the terms of its expected exit from the E.U. which is now scheduled to occur no later than October 31, 2019. This date represents an extension of the original date of March 29, 2019 and was jointly agreed to between the U.K. and the E.U. in April 2019. The extension is expected to only be as long as necessary and in any event no later than October 31, 2019 to allow for the ratification of the withdrawal agreement which was negotiated between the U.K. and the E.U. One of the conditions of the extension is that the U.K. must participate in the elections to the E.U. Parliament in May 2019 and, if it does not, the U.K. will exit the E.U. on June 1, 2019. TSYS continues to monitor Brexit and its potential impact across key areas including service continuity, contracts, regulatory (including data privacy), the economy and freedom of movement of people. Uncertainty over the terms of the withdrawal of the U.K. from the E.U. may create global economic uncertainty, and have unknown social and geopolitical impact, which may adversely affect the Company’s business, results of operations and financial condition, as well as potentially affect TSYS’ relationships with its existing and future customers, vendors and employees. Additionally, the U.K. may be required to negotiate new terms of trade with various jurisdictions which could be disruptive and adversely affect TSYS’ tax benefits or liabilities in those jurisdictions. TSYS has not entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes. TSYS continues to analyze potential hedging instruments to safeguard it from significant foreign currency translation risks.

TSYS maintains operating cash accounts outside the United States. Refer to Note 2 in the Notes to Unaudited Consolidated Financial Statements for more information on cash and cash equivalents. TSYS has adopted the permanent reinvestment exception under GAAP with respect to future earnings of certain foreign subsidiaries. While some of the foreign cash is available to repay intercompany financing arrangements, some remaining amounts may not be presently available to fund domestic operations and obligations without paying withholding taxes upon its repatriation. Demand on the Company’s cash has increased as a result of its strategic initiatives. TSYS funds these initiatives through a balance of internally generated cash, external sources of capital and, when advantageous, access to foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., TSYS will continue to utilize these funds for local liquidity needs. Under current law, balances available to be repatriated to the U.S. may be subject to foreign withholding taxes. Pursuant to the Tax Cuts and Jobs Act of 2017 (“Tax Act”), TSYS has not provided for the U.S. federal tax liability on these amounts for financial statement purposes. TSYS utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the locations where it is needed.

Impact of Inflation

Although the impact of inflation on its operations cannot be precisely determined, the Company believes that by controlling its operating expenses, and by taking advantage of more efficient computer hardware and software, it can minimize the impact of inflation.

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.2:1. As of March 31, 2019, TSYS had working capital of $664.0 million compared to working capital of $625.2 million as of December 31, 2018.

Legal Proceedings

Refer to Note 15 of the Company’s audited financial statements for the year ended December 31, 2018, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding commitments and contingencies including legal proceedings. Also, for more information regarding the Company’s legal proceedings, refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (“the Act”). These forward-looking statements include, among others: (i) TSYS’ expectation with respect to the impact of the CFPB’s new rule pertaining to prepaid financial products on its Consumer Solutions segment and the Company’s 2019 revenue and earnings; (ii) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (iii) TSYS’ belief with respect to lawsuits, claims and other complaints; (iv) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

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

•

the success of TSYS’ business expansion and product diversification strategies for the Consumer Solutions segment which success will depend on, among other things, the rate of adoption of the Company’s new products (both by consumers and the Company’s distribution partners), the rate of utilization of the various product features by cardholders, and overall market and regulatory dynamics;

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

10-K for the fiscal year ended December 31, 2018 and other filings with the Securities and Exchange Commission; and

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars as of March 31, 2019:

(in thousands)	As of March 31, 2019
Europe	$220,585
China	153,307
Cyprus	46,074
Other	22,169

The Company provides financing to its international operations through intercompany loans that require the operation to repay the financing in amounts denominated in currencies other than the local currency. The functional currency of the operation is the respective local currency. As it translates the foreign currency denominated financial statements into U.S. dollars, the translated balance of the financing (liability) is adjusted upward or downward to match the obligation (receivable) on its consolidated financial statements. The upward or downward adjustment is recorded as a gain or loss on foreign currency translation.

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

TSYS recorded net translation gains of approximately $1.1 million for the three months ended March 31, 2019, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of March 31, 2019, was approximately $34.2 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of March 31, 2019, was $66.6 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $66.6 million as of March 31, 2019.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes and equity in income of equity investments	$666	3,328	6,656	(666)	(3,328)	(6,656)

Interest Rate Risk

TSYS is also exposed to interest rate risk associated with the investing of available cash and the use of debt. TSYS invests available cash in conservative short-term instruments and is subject to changes in interest rates.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, contains a discussion of interest rate risk and the Company’s debt obligations that are sensitive to changes in interest rates.

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of March 31, 2019, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

TSYS adopted the leases guidance under Accounting Standards Update No. 2016-02 (ASC 842) as of January 1, 2019. The adoption of this guidance required the implementation of new accounting processes, procedures and internal controls over financial reporting surrounding the adoption of the standard, periodic reporting and expanded disclosures. Additionally, on January 1, 2019, the Company implemented a lease software solution to facilitate compliance with the standard.

No other changes in TSYS’ internal control over financial reporting occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding TSYS’ legal proceedings, refer to Note 6 of the Notes to Unaudited Consolidated Financial Statements which is incorporated by reference into this item.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs[2]
January 2019	3,677		$92.68		15,177	4,823
February 2019	-	[1]	93.29	[1]	15,177	4,823
March 2019	639	[1]	92.68	[1]	15,816	4,184
Total	4,316		$92.68

[1]	Includes a total of 64 shares (not rounded) in February and 76 shares (not rounded) in March withheld for payment of taxes.
[2]

In January 2015, TSYS’ Board of Directors approved a stock repurchase plan to repurchase up to 20 million shares of TSYS stock.  The shares may be purchased from time to time at prices considered appropriate. There is no expiration date for the plan.

In January 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $400 million of the Company’s common stock. As of March 28, 2019, the Company had purchased 4,315,862 shares of common stock under the ASR agreement.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description
10.1	Summary of Board of Directors Compensation

10.2	Form of Performance Share Agreement for 2019 performance share awards under the Total System Services, Inc. 2017 Omnibus Plan

10.3	Form of Time-Based Restricted Stock Unit Agreement for 2019 restricted stock unit awards under the Total System Services, Inc. 2017 Omnibus Plan

10.4	Form of Stock Option Agreement for 2019 stock option awards under the Total System Services, Inc. 2017 Omnibus Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: May 1, 2019	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer

Date: May 1, 2019	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and
Chief Financial Officer