Form 10-Q
period 2019-06-30
TOTAL SYSTEM SERVICES INC
filed 2019-07-31
CIK 721683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(706) 644-4388

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	TSS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ◻	Non-accelerated Filer ◻
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2019, there were 176,977,106 shares of the registrant’s common stock, $0.10 par value, outstanding.

TOTAL SYSTEM SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOTAL SYSTEM SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (Note 2)	$458,220	471,156
Accounts receivable, net of allowances for doubtful accounts and billing adjustments of $6.1 million and $6.0 million as of 2019 and 2018, respectively	513,712	450,322
Contract assets (Note 3)	43,847	30,950
Prepaid expenses and other current assets (Note 2)	224,048	188,355
Total current assets	1,239,827	1,140,783
Contract assets (Note 3)	56,925	47,839
Goodwill	4,114,851	4,114,838
Other intangible assets, net of accumulated amortization of $891.1 million and $802.0 million as of 2019 and 2018, respectively	703,617	796,702
Intangible assets - computer software, net of accumulated amortization of $955.2 million and $893.4 million as of 2019 and 2018, respectively	520,494	534,536
Property and equipment, net of accumulated depreciation and amortization of $530.4 million and $522.7 million as of 2019 and 2018, respectively (Note 4)	373,868	383,074
Operating lease right-of-use assets, net (Note 4)	198,539	-
Contract cost assets, net of accumulated amortization	148,938	145,598
Equity investments, net	206,504	180,661
Deferred income tax assets	7,516	7,773
Other assets	135,727	116,905
Total assets	$7,706,806	7,468,709
Liabilities
Current liabilities:
Accounts payable	$57,911	97,956
Contract liabilities (Note 3)	51,553	47,227
Current portion of operating lease liabilities (Note 4)	43,346	-
Accrued salaries and employee benefits	34,922	73,143
Current portion of long-term borrowings (Note 5)	17,811	20,807
Current portion of obligations under finance leases and license agreements (Note 4)	17,712	8,318
Other current liabilities (Note 2)	278,072	268,150
Total current liabilities	501,327	515,601
Long-term borrowings, excluding current portion (Note 5)	4,003,248	3,843,394
Deferred income tax liabilities	401,486	380,278
Operating lease liabilities, excluding current portion (Note 4)	167,102	-
Obligations under finance leases and license agreements, excluding current portion (Note 4)	39,490	46,147
Contract liabilities (Note 3)	25,281	21,489
Other long-term liabilities	74,278	75,894
Total liabilities	5,212,212	4,882,803
Commitments and contingencies (Note 6)
Shareholders' Equity
Shareholders’ equity:
Common stock- $0.10 par value. Authorized 600,000 shares; 202,765 issued as of 2019 and 2018; 176,977 and 180,586 outstanding as of 2019 and 2018, respectively	20,277	20,277
Additional paid-in capital	203,098	189,889
Accumulated other comprehensive loss, net (Notes 1 and 2)	(64,200)	(60,223)
Treasury stock, at cost (25,788 and 22,179 shares as of 2019 and 2018, respectively)	(1,426,177)	(1,042,687)
Retained earnings	3,761,596	3,478,650
Total shareholders’ equity	2,494,594	2,585,906
Total liabilities and shareholders' equity	$7,706,806	7,468,709

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Total revenues (Notes 3 and 11)	$1,035,485	1,007,580	2,070,016	1,994,750
Cost of services	630,820	617,818	1,263,032	1,231,183
Selling, general and administrative expenses	185,578	181,064	364,627	366,598
Total operating expenses	816,398	798,882	1,627,659	1,597,781
Operating income	219,087	208,698	442,357	396,969
Nonoperating expenses, net	(37,416)	(41,170)	(80,407)	(78,812)
Income before income taxes and equity in income of equity investments	181,671	167,528	361,950	318,157
Income taxes (Note 8)	31,128	37,415	61,027	55,549
Income before equity in income of equity investments	150,543	130,113	300,923	262,608
Equity in income of equity investments, net of tax	12,217	12,322	23,444	22,929
Net income	162,760	142,435	324,367	285,537
Net income attributable to noncontrolling interests	-	-	-	(1,261)
Net income attributable to Total System Services, Inc. (TSYS) common shareholders	$162,760	142,435	324,367	284,276
Basic earnings per share (EPS) attributable to TSYS common shareholders (Note 9)	$0.92	0.78	1.83	1.56
Diluted EPS attributable to TSYS common shareholders (Note 9)	$0.91	0.78	1.81	1.55

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income	$162,760	142,435	324,367	285,537
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,009)	(21,752)	416	(9,257)
Postretirement healthcare plan adjustments	837	(211)	659	(358)
Unrealized (loss) gain on available-for-sale securities (Note 1)	-	(1,840)	-	741
Other comprehensive (loss) income	(9,172)	(23,803)	1,075	(8,874)
Comprehensive income	153,588	118,632	325,442	276,663
Comprehensive income attributable to noncontrolling interests	-	-	-	(1,261)
Comprehensive income attributable to TSYS common shareholders	$153,588	118,632	325,442	275,402

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$324,367	285,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,483	208,679
Amortization of operating lease right-of-use assets	25,555	-
Provisions for cardholder losses	25,540	34,433
Share-based compensation	22,214	20,524
Provisions for bad debt expenses and billing adjustments	5,587	5,170
Charges for transaction processing provisions	1,319	3,177
Amortization of debt issuance costs	2,652	2,362
Dividends received from equity investments	-	892
Loss (gain) on foreign currency	287	(107)
Amortization of bond discount	557	482
(Gain) loss on disposal of equipment, net	(801)	32
Deferred income tax expense	21,258	18,657
Changes in value of equity investments	(5,196)	-
Equity in income of equity investments, net of tax	(23,444)	(22,929)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(69,011)	(17,489)
Contract assets and contract liabilities	(13,965)	(8,797)
Contract cost assets	(3,214)	2,989
Prepaid expenses, other current assets and other long-term assets	(52,859)	5,111
Accounts payable	(9,156)	(3,368)
Accrued salaries and employee benefits	(38,282)	(38,784)
Other current liabilities and other long-term liabilities	(26,461)	(25,978)
Net cash provided by operating activities	395,430	470,593

Cash flows from investing activities:
Additions to licensed computer software from vendors	(61,209)	(19,216)
Purchases of property and equipment	(30,844)	(48,608)
Additions to internally developed computer software	(24,817)	(19,934)
Cash used in acquisitions, net of cash acquired	-	(1,051,629)
Other investing activities	(2,700)	(4,119)
Net cash used in investing activities	(119,570)	(1,143,506)

Cash flows from financing activities:
Principal payments on long-term borrowings, finance lease obligations and license agreements	(299,499)	(2,626,534)
Purchase of noncontrolling interest	-	(126,000)
Dividends paid on common stock	(46,534)	(47,190)
Subsidiary dividends paid to noncontrolling shareholders	-	(3,778)
Repurchase of common stock under plans and tax withholding	(400,023)	(82)
Debt issuance costs	-	(15,979)
Proceeds from borrowings of long-term debt	450,000	3,477,000
Proceeds from exercise of stock options	6,911	29,289
Net cash (used in) provided by financing activities	(289,145)	686,726

Cash, cash equivalents and restricted cash:
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(332)	(4,143)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,617)	9,670
Cash, cash equivalents and restricted cash at beginning of period	474,279	451,370
Cash, cash equivalents and restricted cash at end of period	$460,662	461,040

Supplemental cash flow information:
Interest paid	$85,404	71,778
Income taxes paid, net	$59,411	21,475

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

		TSYS Shareholders
					Accumulated
					Other
	Redeemable			Additional	Comprehensive
	Noncontrolling	Common Stock		Paid-In	Income (Loss),	Treasury	Retained
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	Net of Tax	Stock	Earnings	Total Equity

Balance as of December 31, 2018	$-	202,765	$20,277	189,889	(60,223)	(1,042,687)	3,478,650	$2,585,906
Cumulative effect adjustment from adoption of ASU No. 2016-01 (Note 1)	-	-	-	-	(5,052)	-	5,052	-
Cumulative effect adjustment from adoption of ASU No. 2016-02 (Note 1)	-	-	-	-	-	-	(203)	(203)
Net income	-	-	-	-	-	-	161,607	161,607
Other comprehensive income	-	-	-	-	10,247	-	-	10,247
Common stock issued from treasury shares for exercise of stock options	-	-	-	3,485	-	2,981	-	6,466
Common stock unissued due to forfeiture of nonvested awards	-	-	-	77	-	(77)	-	-
Common stock issued from treasury shares for nonvested awards	-	-	-	(12,812)	-	12,812	-	-
Share-based compensation (Note 7)	-	-	-	11,296	-	-	-	11,296
Cash dividends declared ($0.13 per share)	-	-	-	-	-	-	(22,546)	(22,546)
Purchase of treasury shares	-	-	-	-	-	(400,013)	-	(400,013)
Balance as of March 31, 2019	-	202,765	20,277	191,935	(55,028)	(1,426,984)	3,622,560	2,352,760
Net income	-	-	-	-	-	-	162,760	162,760
Other comprehensive loss	-	-	-	-	(9,172)	-	-	(9,172)
Common stock issued from treasury shares for exercise of stock options	-	-	-	30	-	416	-	446
Common stock issued from treasury shares for nonvested awards	-	-	-	(401)	-	401	-	-
Common stock issued from treasury shares for dividend equivalents	-	-	-	602	-	-	-	602
Share-based compensation (Note 7)	-	-	-	10,932	-	-	-	10,932
Cash dividends declared ($0.13 per share)	-	-	-	-	-	-	(23,724)	(23,724)
Purchase of treasury shares	-	-	-	-	-	(10)	-	(10)
Balance as of June 30, 2019	$-	202,765	$20,277	203,098	(64,200)	(1,426,177)	3,761,596	$2,494,594

See accompanying Notes to Unaudited Consolidated Financial Statements

TOTAL SYSTEM SERVICES, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

		TSYS Shareholders
					Accumulated
					Other
	Redeemable			Additional	Comprehensive
	Noncontrolling	Common Stock		Paid-In	Income (Loss),	Treasury	Retained
(in thousands, except per share data)	Interests	Shares	Dollars	Capital	Net of Tax	Stock	Earnings	Total Equity

Balance as of December 31, 2017	$115,689	202,765	$20,277	162,806	(36,148)	(909,960)	3,004,018	$2,240,993
Cumulative effect adjustment from adoption of ASU No. 2014-09 (Note 3)	-	-	-	-	-	-	(4,445)	(4,445)
Net income	1,261	-	-	-	-	-	141,841	141,841
Other comprehensive income	-	-	-	-	14,929	-	-	14,929
Common stock issued from treasury shares for exercise of stock options	-	-	-	5,199	-	21,258	-	26,457
Common stock unissued due to forfeiture of nonvested awards	-	-	-	551	-	(551)	-	-
Common stock issued from treasury shares for nonvested awards	-	-	-	(12,368)	-	12,368	-	-
Common stock issued from treasury shares for dividend equivalents	-	-	-	925	-	9	-	934
Share-based compensation (Note 7)	-	-	-	6,835	-	-	-	6,835
Cash dividends declared ($0.13 per share)	-	-	-	-	-	-	(23,895)	(23,895)
Purchase of treasury shares	-	-	-	-	-	(24)	-	(24)
Adjustments to redemption value of redeemable noncontrolling interest	9,051	-	-	(9,051)	-	-	-	(9,051)
Subsidiary dividends paid to noncontrolling interests	(1)	-	-	-	-	-	-	-
Balance as of March 31, 2018	126,000	202,765	20,277	154,897	(21,219)	(876,900)	3,117,519	2,394,574
Net income	-	-	-	-	-	-	142,435	142,435
Other comprehensive loss	-	-	-	-	(23,803)	-	-	(23,803)
Common stock issued from treasury shares for exercise of stock options	-	-	-	1,110	-	1,717	-	2,827
Common stock unissued due to forfeiture of nonvested awards	-	-	-	78	-	(78)	-	-
Common stock issued from treasury shares for nonvested awards	-	-	-	(577)	-	577	-	-
Share-based compensation (Note 7)	-	-	-	13,406	-	-	-	13,406
Cash dividends declared ($0.13 per share)	-	-	-	-	-	-	(23,908)	(23,908)
Purchase of treasury shares	-	-	-	-	-	(58)	-	(58)
Adjustments to redemption value of redeemable noncontrolling interest	3,777	-	-	(3,777)	-	-	-	(3,777)
Subsidiary repurchase of noncontrolling interests	(126,000)	-	-	-	-	-	-	-
Subsidiary dividends paid to noncontrolling interests	(3,777)	-	-	-	-	-	-	-
Balance as of June 30, 2018	$-	202,765	$20,277	165,137	(45,022)	(874,742)	3,236,046	$2,501,696

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

Pending Merger with Global Payments Inc.

On May 27, 2019, TSYS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc., a Georgia corporation (“Global Payments”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, TSYS will merge with and into Global Payments (the “Merger”), with Global Payments as the surviving entity in the Merger.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of TSYS common stock outstanding immediately prior to the effective time of the Merger, other than certain shares held by TSYS or Global Payments, will be converted into the right to receive 0.8101 shares of common stock of Global Payments. Holders of common stock of TSYS will receive cash in lieu of fractional shares. Following the completion of the Merger, former holders of TSYS common stock will own approximately forty-eight percent (48%) and former holders of Global Payments common stock will own approximately fifty-two percent (52%) of the fully diluted shares of the combined company.

The transaction, which is expected to close in the fourth quarter of 2019, is subject to the satisfaction or waiver of customary closing conditions for both parties, including receipt of required regulatory approvals, the approval of shareholders of both companies and other customary closing conditions.

Refer to the definitive joint proxy statement/prospectus of TSYS and Global Payments dated July 23, 2019, as filed by TSYS with the U.S. Securities and Exchange Commission (the “SEC”) on July 25, 2019 for additional information on the Merger.

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

The Company had no transfers between Level 1, Level 2 or Level 3 assets during the six months ended June 30, 2019 and 2018.

As of June 30, 2019, the Company had recorded goodwill in the amount of $4.1 billion. The Company performs its annual impairment testing of its goodwill balance as of May 31st of each year. The Company performed its annual impairment testing of its goodwill balance as of May 31, 2019, and this test did not indicate any impairment. The fair value of the reporting units substantially exceeds their carrying value.

Recently Adopted Accounting Pronouncements

The Company adopted the following ASUs on January 1, 2019:

In September 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenues from Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which made amendments to SEC paragraphs pursuant to the Staff Announcement at the July 20, 2017 Emerging Issues Task Force (“EITF”) Meeting and Rescission of Prior SEC Staff Announcements and Observer comments. This guidance, which is effective immediately, generally relates to the adoption of ASC 606 and 842. The adoption of the amendments in this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The FASB has issued additional ASUs that provide clarification to certain issues identified after ASU 2016-13 was released. In May 2019, the FASB issued ASU 2019-05 Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 was issued to provide entities with more flexibility in applying the fair value option upon the adoption of the new standard. On adoption, an entity is allowed to irrevocably elect the fair value option on an instrument-by-instrument basis. This alternative is available for all instruments in the scope of Subtopic 326-20 except for existing held-to-maturity debt securities. If an entity elects the fair value option, the difference between the instrument’s fair value and carrying amount is recognized as a cumulative-effect adjustment. In April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 makes several changes to how entities will estimate expected credit losses, including two changes that will likely have the most significant effect. The ASU clarifies that the estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off. The ASU also clarifies that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. The effective date and transition requirements for the amendments in ASU 2019-05 and ASU 2019-04 are the same as the effective date and transition requirements in ASU 2016-13.

The Company is continuing to evaluate the potential effects of ASU 2016-13 on its consolidated financial statements. Based upon the Company’s evaluation to date, the new guidance will apply to the Company’s accounts receivable and contract assets. The Company does not have any available-for-sale debt securities. The adoption of this guidance will require the implementation of new or updated accounting processes, procedures and internal controls over financial reporting. The new standard will also require expanded qualitative and quantitative disclosures about the Company’s financial assets and allowance for credit losses.

Refer to Note 1 of the Company’s audited financial statements for the year ended December 31, 2018, which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding other new accounting pronouncements.

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

Cash, cash equivalents and restricted cash balances are summarized as follows:

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents in domestic accounts	$405,000	405,535
Cash and cash equivalents in foreign accounts	53,220	65,621
Total cash and cash equivalents	458,220	471,156
Restricted cash included in other long-term assets	2,442	3,123
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$460,662	474,279

Restricted cash included in other assets in the Consolidated Balance Sheets represents immaterial amounts required across the Company’s segments for operational purposes.

Prepaid Expenses and Other Current Assets

Significant components of prepaid expenses and other current assets are summarized as follows:

(in thousands)	June 30, 2019	December 31, 2018
Prepaid expenses	$60,647	48,058
Income taxes receivable	48,509	19,362
R&D state tax credit	21,657	26,541
Supplies inventory	19,710	18,089
Other	73,525	76,305
Total	$224,048	188,355

Other Current Liabilities

Significant components of other current liabilities are summarized as follows:

(in thousands)	June 30, 2019	December 31, 2018
Accrued card brand fees	$63,887	55,991
Accrued third-party commissions	53,705	46,977
Accrued expenses	28,431	25,178
Dividends payable	23,780	24,645
Accrued interest	21,818	22,191
Other	86,451	93,168
Total	$278,072	268,150

Accumulated Other Comprehensive Loss

The income tax effects allocated to and the cumulative balance of accumulated other comprehensive income (loss) are as follows:

(in thousands)	Foreign Currency Translation Adjustments	Gain on Available-For-Sale Securities	Change in Postretirement Healthcare Plans	Total Accumulated Other Comprehensive Loss, Net of Tax
Balance as of December 31, 2018	$(63,186)	5,052	(2,089)	$(60,223)
Reclassification from adoption of ASU No. 2016-01 (Note 1)	-	(5,052)	-	(5,052)
Balance after reclassification (a)	(63,186)	-	(2,089)	(65,275)
Pretax amount	420	-	966	1,386
Tax effect	4	-	307	311
Net-of-tax amount (b)	416	-	659	1,075
Balance as of June 30, 2019 (a)+(b)	$(62,770)	-	(1,430)	$(64,200)

Note 3 — Revenue from Contracts with Customers

Description of service offerings

Issuer Solutions

The Company's Issuer Solutions revenues are derived from long-term processing contracts with financial and nonfinancial institutions. Payment processing services revenues are generated primarily from charges based on:

●	The number of accounts on file;
●	Transactions and authorizations processed;

●	Statements generated and/or mailed;
●	Managed services; and
●	Cards embossed and mailed and other processing services for cardholder accounts on file.

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

The products and services offered include:

●	Authorizations and capture of electronic transactions;
●	Clearing and settlement of electronic transactions;
●	Information reporting services related to electronic transactions;
●	Merchant billing services; and
●	Point-of-sale equipment and services.

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

Customers are charged fees in connection with the Consumer Solutions segment’s products and services as follows:

●	Transactions - Customers are typically charged a fee for each Personal Identification Number (“PIN”) and signature-based purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged fees for Automated Teller Machine (“ATM”) withdrawals and other transactions conducted at ATMs.
●	Customer Service and Maintenance - Customers are typically charged fees for balance inquiries made through call centers. Customers are also charged a monthly maintenance fee after a specified period of inactivity.
●	Additional Products and Services - Customers are charged fees associated with additional products and services offered in connection with certain cards, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through the call centers.
●	Other - Customers are charged fees in connection with the acquisition and reloading of the cards at retailers and the Company receives a portion of these amounts in some cases.

Disaggregation of revenue

The following table summarizes volume-based and non-volume related revenue from contracts with external customers for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$231,265	342,651	195,659	$769,575
Non-volume related revenues	241,441	23,985	484	265,910
Total revenues	$472,706	366,636	196,143	$1,035,485

	Six months ended June 30, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$461,476	665,464	414,354	$1,541,294
Non-volume related revenues	481,389	46,353	980	528,722
Total revenues	$942,865	711,817	415,334	$2,070,016

	Three months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$223,677	329,295	199,490	$752,462
Non-volume related revenues	234,924	19,419	775	255,118
Total revenues	$458,601	348,714	200,265	$1,007,580

	Six months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
Volume-based revenues	$442,949	628,242	409,211	$1,480,402
Non-volume related revenues	473,011	39,895	1,442	514,348
Total revenues	$915,960	668,137	410,653	$1,994,750

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

The following table summarizes revenue from contracts with customers, by currency, for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. dollar	$372,674	366,313	196,143	$935,130
British Pound Sterling	67,142	-	-	67,142
Euro	25,750	-	-	25,750
Other	7,140	323	-	7,463
Total revenues	$472,706	366,636	196,143	$1,035,485

	Six months ended June 30, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. dollar	$744,674	711,184	415,334	$1,871,192
British Pound Sterling	132,294	-	-	132,294
Euro	51,361	-	-	51,361
Other	14,536	633	-	15,169
Total revenues	$942,865	711,817	415,334	$2,070,016

	Three months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. dollar	$367,489	348,524	200,265	$916,278
British Pound Sterling	59,098	-	-	59,098
Euro	25,419	-	-	25,419
Other	6,595	190	-	6,785
Total revenues	$458,601	348,714	200,265	$1,007,580

	Six months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
U.S. dollar	$727,359	667,743	410,653	$1,805,755
British Pound Sterling	122,219	-	-	122,219
Euro	52,016	-	-	52,016
Other	14,366	394	-	14,760
Total revenues	$915,960	668,137	410,653	$1,994,750

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

(in thousands)	Remainder of 2019	2020	2021	2022	2023 - 2029	Total
Unsatisfied or partially unsatisfied performance obligations	$382,746	630,966	528,869	392,712	470,584	$2,405,877

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

ASC 606 requires an entity to present in its Consolidated Balance Sheets the net position in a customer contract on a contract-by-contract basis. The net position in a customer contract is presented as either contract assets or contract liabilities. Significant changes in the contract assets and liabilities balances during the six months ended June 30, 2019 are as follows:

	Six months ended June 30, 2019
(in thousands)	Contract Assets Increase/(Decrease)	Contract Liabilities (Increase)/Decrease
Signing incentive additions	$32,585	$-
Signing incentive amortization	(13,336)	(2,631)
Revenue recognized in advance of billings	8,308	867
Billed amounts transferred to receivables	(4,387)	(316)
Cash received from customers	(1,460)	(80,485)
Deferred revenue that was recognized as revenue	3,499	68,548

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the future lease payments. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. TSYS uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives received. TSYS’ lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Practical expedients and policy elections

The Company has elected to utilize the following practical expedients and accounting policy elections:

●	Electing as a package, the Company did not reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease, (b) lease classification for expired or existing leases, and (c) whether previously capitalized initial direct costs would qualify for capitalization under ASU No. 2016-02.
●	The Company did not evaluate land easements that existed or expired before the Company’s adoption of ASU No. 2016-02 and that were not previously accounted for as leases.
●	From a lessee perspective, the Company has elected to combine lease and non-lease components for all classes of assets except for computer equipment. Accordingly, for all asset classes excluding computer equipment, the Company accounts for the combined lease and non-lease components as a single lease component. For computer equipment, the Company accounts for lease and non-lease components, such as maintenance, separately.
●	From a lessee perspective, the Company has elected, as an accounting policy election by class of underlying asset, not to recognize ROU assets and lease liabilities for short-term leases.
●	From a lessor perspective, the Company has elected to utilize the practical expedient in ASU No. 2018-11 to not separate non-lease components from the associated lease component for arrangements including point-of-sale (“POS”) terminals. Since the predominant component in these arrangements is service revenue and not the POS terminal, the combined components in these arrangements will be accounted for under ASC 606 and not ASC 842.
●	The Company utilized incremental borrowing rates in transition (as of January 1, 2019) based on the remaining lease payments and remaining lease term.

The Company decided not to elect the use of hindsight in determining the lease term and in assessing impairment of the Company’s ROU assets.

Supplemental Information

Supplemental balance sheet information related to leases is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Lease assets:
Operating lease right-of-use assets, net:
Computer equipment	$68,179	na
Facilities	130,162	na
Other	198	na
Total operating lease right-of-use assets, net	198,539	na
Finance lease right-of-use assets:
Computer and other equipment	62,896	91,526
Furniture and other equipment	3,894	6,104
Total finance lease assets	66,790	97,630
Less accumulated depreciation:
Computer and other equipment	(24,605)	(47,903)
Furniture and other equipment	(3,000)	(4,859)
Total accumulated depreciation	(27,605)	(52,762)
Total finance lease right-of-use assets, net	39,185	44,868
Total lease assets	$237,724	44,868
Lease liabilities:
Current portion of operating lease liabilities	$43,346	na
Operating lease liabilities, excluding current portion	167,102	na
Current portion of obligations under finance leases	5,986	5,934
Obligations under finance leases, excluding current portion	28,247	31,243
Total lease liabilities	$244,681	37,177
na = not applicable since TSYS adopted ASC 842 as of January 1, 2019

As of June 30, 2019, finance lease assets and finance lease accumulated depreciation decreased by approximately $30.8 million and $25.2 million, respectively, when compared to December 31, 2018. This decrease is related to the execution of purchase options for certain finance leases, the retirement of certain assets no longer in use as well as the expiration of certain leases at the end of their lease term. The balances of any finance leases subject to purchase options exercised during the six months ended June 30, 2019 were subsequently moved to Property and Equipment.

Lease expense

The components of lease expense are as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease expense:
Fixed lease expense	$15,050	30,025
Variable lease expense	1,726	3,695
Short-term lease expense	1,715	3,084
Total operating lease expense	18,491	36,804
Finance lease expense:
Amortization of ROU assets	2,836	5,727
Interest on finance lease liabilities	375	763
Total finance lease expense	3,211	6,490
Total lease expense	$21,702	43,294

Total rental expense under all operating leases for the year ended December 31, 2018 was $128.6 million.

Other lease information

Supplemental cash flow information related to leases is as follows:

Six months ended
(in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,703
Operating cash flows from finance leases	765
Financing cash flows from finance leases	2,927

	Six months ended June 30,
(in thousands)	2019	2018
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$44,125	na
Finance leases	-	7,382
na = not applicable since TSYS adopted ASC 842 as of January 1, 2019

The weighted-average remaining lease term and weighted-average discount rate are as follows:

Six months ended
June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	5.29
Finance leases	5.56
Weighted-average discount rate:
Operating leases	4.21%
Finance leases	8.49%

Maturity of lease liabilities

The future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year for the next five years and thereafter and in the aggregate as of June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2019[1]	$23,552	3,714	54,818	7,393
2020	55,056	7,381	54,738	7,319
2021	52,898	7,145	50,794	7,085
2022	44,350	7,111	42,048	7,051
2023	20,990	6,719	19,089	6,658
Thereafter	41,107	6,930	32,894	6,868
Total lease payments	237,953	39,000	254,381	42,374
Less imputed interest	(24,582)	(4,488)	na	(5,197)
Total	$213,371	34,512	254,381	37,177
na = not applicable since TSYS adopted ASC 842 as of January 1, 2019
1	For the six months ended June 30, 2019, this row represents the remaining payments from July to December 2019.

In 2019, the Company entered into operating and finance leases for certain computer equipment as well as an operating lease for a facility, whose commencement dates range from July 2019 to August 2019. Amounts related to these operating and finance leases totaling $3.5 million are not reflected on the Company’s consolidated balance sheet as of June 30, 2019. However, amounts related to these operating and finance leases are reflected in the above disclosure of future lease commitments as of June 30, 2019.

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

TSYS and Global Payments Merger Litigation

As of the date of this report, three putative class action lawsuits challenging the Merger have been filed. Two of these lawsuits, captioned Peters v. Total System Services, Inc. et al. (Case No. 4:19-cv-00114) and Wolf v. Total System Services, Inc., et al. (Case No. 4:19-cv-00115), were filed in the United States District Court for the Middle District of Georgia on July 18, 2019. The third lawsuit, captioned Drulias v. Global Payments Inc., et. al (Case No. 60774/2019) was filed in the Supreme Court of the State of New York, County of Westchester on July 19, 2019.

In addition, a lawsuit challenging the Merger on behalf of an individual plaintiff captioned Hickey v. Total System Services, Inc., et al. (Civil Action No. 1:19-cv-03337-LMM) was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, on July 23, 2019.

The Peters lawsuit names as defendants TSYS, the current members of the TSYS board of directors and certain former members of the TSYS board of directors. The Wolf lawsuit names as defendants TSYS, members of the TSYS board of directors and Global Payments. The Drulias lawsuit names as defendants Global Payments and members of its board. The Hickey lawsuit names as defendants TSYS and the members of the TSYS board of directors. The complaints filed in the lawsuits assert, among other things, claims for filing a materially incomplete registration statement with the SEC. The plaintiffs in the lawsuits seek, among other things, an injunction barring the Merger, rescission of the Merger or rescissory damages, and an award of damages and attorney’s fees. TSYS believes that the claims asserted in the lawsuits are without merit.

Note 7 — Share-Based Compensation

Refer to Notes 1 and 18 of the Company’s audited financial statements for the year ended December 31, 2018, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding the Company’s share-based compensation plans and policy.

Share-Based Compensation

Share-based compensation costs are classified as selling, general and administrative expenses on the Company’s Consolidated Statements of Income and corporate administration and other expenses for segment reporting purposes. TSYS’ share-based compensation costs are expensed, rather than capitalized, as these awards are typically granted to individuals not involved in capitalizable activities.

Below is a summary of share-based compensation expense for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Share-based compensation	$11,500	14,230	22,214	20,524

Nonvested Share Awards - Time-Based

The Company granted awards of TSYS common stock to certain key employees. The nonvested stock bonus awards are typically for services to be provided in the future and vest over a period of up to four years. The market value of the TSYS common stock as of the date of issuance is charged as compensation expense over the vesting periods of the awards. As of June 30, 2019, there was approximately $35.2 million of unrecognized compensation cost related to time-based nonvested share awards.

	Six months ended
	June 30,
	2019	2018
Number of shares granted	316,755	320,853
Market value (in millions)	$29.2	28.6

Performance- and Market-Based Awards

The Company granted performance- and market-based awards to certain key employees. The performance- and market-based goals are established by the Compensation Committee of the Board of Directors and will vest up to a maximum of 200%. During the first six months of 2019 and 2018, the Compensation Committee established performance goals based primarily on various financial and market-based measures. The Company’s market-based awards are based upon the Company’s Total Shareholder Return (“TSR”) as compared to the TSR of the companies in the S&P 500 determined at the end of the performance period for 2018 awards and determined using a twenty day average of the fair market value at the beginning and end of the performance period for 2019 awards.

Compensation expense for performance shares is measured on the grant date based on the quoted market price of TSYS common stock. The Company estimates the probability of achieving the goals through the performance period and expenses the awards on a straight-line basis. The fair value of market-based awards is estimated on the grant date using a Monte Carlo simulation model. The Company expenses market-based awards on a straight-line basis. Compensation costs related to performance- and market-based shares are recognized through the longer of the performance period or the vesting period. As of June 30, 2019, there was approximately $22.3 million of unrecognized compensation cost related to TSYS performance-based awards that is expected to be recognized through December 2021. As of June 30, 2019, there was approximately $3.4 million of unrecognized compensation cost related to TSYS market-based awards that is expected to be recognized through December 2021.

During the six months ended June 30, 2019 and 2018, the Company granted performance-based awards based on non-financial metrics and the following performance measures:

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

The number of performance-based shares with a one- to two-year performance period granted during the six months ended June 30, 2019 and 2018 totaled 86,779 and 95,904, respectively. The number of performance-based shares with a three-year performance period granted during the six months ended June 30, 2019 and 2018, totaled 79,132 and 79,218, respectively. The grants awarded with a three-year performance period during the first six months of 2019 and 2018 will be expensed through December 31, 2021 and 2020, respectively.

The number of market-based awards granted during the six months ended June 30, 2019 and 2018 were 30,856 and 33,940, respectively. The performance measure for the market-based awards is the Company’s TSR as compared to the TSR of the companies in the S&P 500 determined at the end of the performance period for 2018 awards and determined using a twenty day average of the fair market value at the beginning and end of the performance period for 2019 awards.

Stock Option Awards

The Company granted stock options to certain key executives. The grants will vest over a period of up to three years.

The weighted average fair value of the option grants was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Six months ended
	June 30,
	2019	2018
Number of options granted	233,667	360,118
Weighted average exercise price	$92.37	86.90
Risk-free interest rate	2.47%	2.55%
Expected volatility	22.79%	21.80%
Expected term (years)	4.8	4.8
Dividend yield	0.56%	0.60%
Weighted average fair value	$21.98	19.23

As of June 30, 2019, there was approximately $5.1 million of unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a remaining weighted average period of 1.7 years.

Note 8 — Income Taxes

Refer to Notes 1 and 14 of the Company’s audited financial statements for the year ended December 31, 2018, which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, for a discussion regarding income taxes.

TSYS is the parent of an affiliated group that files a consolidated U.S. federal income tax return, consolidated income tax returns for most states and separate entity basis income tax returns for most foreign jurisdictions. In the normal course of business, the Company is subject to examinations by these taxing authorities unless statutory examination periods lapse. TSYS is no longer subject to U.S. federal income tax examinations for years before 2011 and with few exceptions, the Company is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2014. In March 2019, TSYS reached a closing agreement with the IRS for the federal income tax examinations in progress for the years 2011 through 2013. Additionally, a number of tax examinations are in progress by the relevant state tax authorities. Although TSYS is unable to determine the ultimate outcome of these examinations, TSYS believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

TSYS’ effective tax rate was 17.1% and 22.3% for the three months ended June 30, 2019 and 2018, respectively, and 16.9% and 17.5% for the six months ended June 30, 2019 and 2018, respectively. The primary reasons for the lower effective income tax rate for the three and six months ended June 30, 2019 as compared to the same periods last year are favorable differences in discrete items related to FIN 48 reserves and equity investment true-ups. During the six-month period ended June 30, 2019, these were mostly offset by unfavorable differences in excess tax benefits of share-based compensation.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. The unrecognized tax benefit amounts were $18.8 million and $22.3 million as of June 30, 2019 and December 31, 2018, respectively, which resulted in a decrease of $3.5 million during the period.

TSYS recognizes potential interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Income. Gross accrued interest and penalties on unrecognized tax benefits totaled $1.7 million and $2.5 million as of June 30, 2019 and December 31, 2018, respectively. The total amounts of unrecognized income tax benefits as of June 30, 2019 and December 31, 2018, that, if recognized, would affect the effective tax rates are $19.3 million and $23.5 million (net of the federal benefit on state tax issues), respectively, which include interest and penalties of $1.0 million and $1.7 million, respectively. TSYS does not expect any significant changes to its calculation of uncertain tax positions during the next twelve months.

Note 9 – Earnings Per Share

The following tables illustrate basic and diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands, except per share data)	Common Stock	Common Stock	Common Stock	Common Stock
Basic EPS:
Net income attributable to TSYS common shareholders	$162,760	142,435	324,367	284,276
Less income allocated to nonvested awards	(3)	(59)	(41)	(233)
Net income allocated to common stock for EPS calculation (a)	$162,757	142,376	324,326	284,043
Weighted average shares outstanding	176,962	182,355	177,697	181,992
Less participating securities	(3)	(76)	(22)	(150)
Average common shares outstanding (b)	176,959	182,279	177,675	181,842
Basic EPS (a)/(b)	$0.92	0.78	1.83	1.56

Diluted EPS:
Net income attributable to TSYS common shareholders	$162,760	142,435	324,367	284,276
Less income allocated to nonvested awards	(3)	(59)	(41)	(233)
Add income reallocated to nonvested awards[1]	3	59	41	233
Net income allocated to common stock for EPS calculation (c)	$162,760	142,435	324,367	284,276
Weighted average shares outstanding	176,962	182,355	177,697	181,992
Less participating securities	(3)	(76)	(22)	(150)
Average common shares outstanding	176,959	182,279	177,675	181,842
Increase due to assumed issuance of shares related to common equivalent shares outstanding	986	881	926	1,064
Average nonvested awards[1]	569	415	597	551
Average common and common equivalent shares outstanding (d)	178,514	183,575	179,198	183,457
Diluted EPS (c)/(d)	$0.91	0.78	1.81	1.55

1	In accordance with the diluted EPS guidance under the two-class method, the Company uses the approach- either the treasury stock method or the two-class method assuming a participating security is not exercised- that is more dilutive.

The diluted EPS calculation excludes stock options and nonvested awards that are exercisable into 0.1 million and 0.2 million common shares for the three and six months ended June 30, 2019, respectively, and excludes 0.4 million common shares for the three and six months ended June 30, 2018, because their inclusion would have been anti-dilutive.

Note 10 — Supplementary Cash Flow Information

Software Acquired Under License Agreements

There was approximately $6.9 million and $3.4 million of software acquired under license agreements in the first six months of 2019 and 2018, respectively. Additionally, the Company did not acquire software through vendor financing and other arrangements during the first six months of 2019 compared to $39.6 million of software acquired through vendor financing and other arrangements during the first six months of 2018.

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

The following table presents the Company’s total assets by segment:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Issuer Solutions	$7,049,467	6,843,451
Merchant Solutions	4,204,758	4,248,183
Consumer Solutions	1,383,015	1,374,667
Intersegment assets	(4,930,434)	(4,997,592)
Total assets	$7,706,806	7,468,709

The Company maintains property and equipment, net of accumulated depreciation and amortization, in the following geographic areas:

	As of
(in thousands)	June 30, 2019	December 31, 2018
United States	$312,707	321,119
Europe	46,466	45,872
Other	14,695	16,083
Total	$373,868	383,074

The following table presents the Company’s depreciation and amortization by segment:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Depreciation and amortization by segment:
Issuer Solutions	$36,129	29,640	71,296	57,971
Merchant Solutions	8,257	7,523	15,940	15,348
Consumer Solutions	5,202	4,313	9,618	8,573
Segment depreciation and amortization	49,588	41,476	96,854	81,892
Acquisition intangible amortization	53,706	61,865	108,663	124,888
Corporate administration and other	1,479	949	2,966	1,899
Total depreciation and amortization	$104,773	104,290	208,483	208,679

The following tables reconcile geographic revenues to external revenues by operating segment based on the domicile of the Company’s customers:

	Three months ended June 30, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$243,000	365,703	196,143	$804,846
Europe[1]	99,038	128	-	99,166
Canada[1]	107,368	422	-	107,790
Other[1]	23,300	383	-	23,683
Total	$472,706	366,636	196,143	$1,035,485

1Certain of these revenues are impacted by movements in foreign currency exchange rates.

	Six months ended June 30, 2019
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$514,130	710,001	415,334	$1,639,465
Europe[1]	193,425	288	-	193,713
Canada[1]	187,001	810	-	187,811
Other[1]	48,309	718	-	49,027
Total	$942,865	711,817	415,334	$2,070,016

	Three months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$266,274	348,012	200,265	$814,551
Europe[1]	89,339	127	-	89,466
Canada[1]	81,076	279	-	81,355
Other[1]	21,912	296	-	22,208
Total	$458,601	348,714	200,265	$1,007,580

	Six months ended June 30, 2018
(in thousands)	Issuer Solutions	Merchant Solutions	Consumer Solutions	Total
United States	$530,306	666,762	410,653	$1,607,721
Europe[1]	184,483	252	-	184,735
Canada[1]	158,657	558	-	159,215
Other[1]	42,514	565	-	43,079
Total	$915,960	668,137	410,653	$1,994,750

2Certain of these revenues are impacted by movements in foreign currency exchange rates.

The following table presents the Company’s operating results by segment:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
Operating Segments	2019	2018	2019	2018
Adjusted segment EBITDA[1]:
Issuer Solutions (a)	$209,845	195,275	414,779	391,040
Merchant Solutions (b)	138,366	133,418	267,201	252,358
Consumer Solutions (c)	53,595	54,545	117,288	108,212
Corporate administration and other	(32,867)	(38,217)	(73,042)	(75,667)
Total	368,939	345,021	726,226	675,943
Less:
Share-based compensation	11,500	14,230	22,214	20,524
Merger & acquisition (M&A) and integration expenses[2]	17,150	2,581	20,860	16,949
Depreciation and amortization	104,773	104,290	208,483	208,679
Contract asset amortization	8,250	6,711	16,288	13,584
Contract cost asset amortization	8,179	8,511	16,024	19,238
Operating income	219,087	208,698	442,357	396,969
Nonoperating expenses, net	(37,416)	(41,170)	(80,407)	(78,812)
Income before income taxes and equity in income of equity investments	$181,671	167,528	361,950	318,157

Net revenue by segment:
Issuer Solutions (e)	$432,445	421,015	865,919	844,589
Merchant Solutions (f)	364,210	346,389	707,166	663,792
Consumer Solutions (g)	196,143	200,293	415,321	410,781
Segment net revenue	992,798	967,697	1,988,406	1,919,162
Less: intersegment revenues	12,878	11,149	28,217	27,117
Net revenue[3]	979,920	956,548	1,960,189	1,892,045
Add: reimbursable items	55,565	51,032	109,827	102,705
Total revenues	$1,035,485	1,007,580	2,070,016	1,994,750

Adjusted segment EBITDA margin on net revenue:
Issuer Solutions (a)/(e)	48.5%	46.4%	47.9%	46.3%
Merchant Solutions (b)/(f)	38.0%	38.5%	37.8%	38.0%
Consumer Solutions (c)/(g)	27.3%	27.2%	28.2%	26.3%

1	Adjusted segment EBITDA is net income excluding equity in income investments, interest expense (net of interest income), income taxes, depreciation, amortization, contract asset amortization, contract cost asset amortization, gains or losses on foreign currency translation, other nonoperating income or expenses, share-based compensation, litigation, claims, judgments or settlements and M&A and integration expenses.
2	Excludes share-based compensation
3	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as expense.

Major Customers

For the three and six months ended June 30, 2019 and 2018, the Company did not have any major customers.

Note 12 — Subsequent Events

Management performed an evaluation of the Company’s activity as of the date these consolidated financial statements were issued and has concluded that there are no significant subsequent events requiring disclosure, except for the TSYS and Global Payments merger litigation discussed in Note 6 in the Notes to Unaudited Consolidated Financial Statements.

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

Pending Merger with Global Payments Inc.

On May 27, 2019, TSYS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc., a Georgia corporation (“Global Payments”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, TSYS will merge with and into Global Payments (the “Merger”), with Global Payments as the surviving entity in the Merger. Refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for further discussion.

Management’s discussion and analysis contains items prepared in conformity with GAAP, as well as non-GAAP measures. For detailed information and reconciliations to GAAP, refer to the discussion under the caption Non-GAAP Measures.

A summary of the financial highlights for 2019, as compared to 2018, is provided below:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except per share data)	2019	2018	Percent Change	2019	2018	Percent Change
Total revenues	$1,035,485	1,007,580	2.8%	$2,070,016	1,994,750	3.8%
Net revenue[1]	$979,920	956,548	2.4	$1,960,189	1,892,045	3.6
Operating income	$219,087	208,698	5.0	$442,357	396,969	11.4
Net income attributable to TSYS common shareholders	$162,760	142,435	14.3	$324,367	284,276	14.1
Basic earnings per share (EPS) attributable to TSYS common shareholders[2]	$0.92	0.78	17.7	$1.83	1.56	16.9
Diluted EPS attributable to TSYS common shareholders[2]	$0.91	0.78	17.5	$1.81	1.55	16.8
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)[3]	$368,939	345,021	6.9	$726,226	675,943	7.4
Adjusted earnings[4]	$226,686	203,796	11.2	$442,132	411,383	7.5
Adjusted diluted EPS[5]	$1.27	1.11	14.4	$2.47	2.24	10.0
Cash flows from operating activities				$395,430	470,593	(16.0)
Free cash flow[6]				$278,560	382,835	(27.2)

Refer to the reconciliation of GAAP to non-GAAP measures later in Item 2.

1	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as expense.
2	Under GAAP, entities that have participating securities must compute basic EPS using the two-class method and compute diluted EPS using the more dilutive approach of either the two-class method or the treasury stock method. Refer to Note 9 in the Notes to Unaudited Consolidated Financial Statements for more information on EPS.
3	Adjusted EBITDA is defined as net income excluding equity in income of equity investments, nonoperating income/(expense), income taxes, depreciation, amortization, share-based compensation expenses and other items.
4	Adjusted earnings is net income excluding noncontrolling interests, the after-tax impact of share-based compensation expenses, amortization of acquisition intangibles and other items.
5	Adjusted diluted EPS is defined as adjusted earnings divided by weighted average shares outstanding used for diluted EPS calculations.
6	Free cash flow is defined as net cash provided by operating activities less capital expenditures.

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

Total revenues increased 2.8% and 3.8%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Revenues for the three and six months ended June 30, 2019 also included decreases of $6.8 million and $15.1 million, respectively, related to the effects of currency translation of the Company’s foreign-based subsidiaries and branches.

The Company reviews revenue performance on a net revenue basis which is a non-GAAP measure. Net revenue is defined as total revenues less reimbursable items that are recorded by TSYS as expense. The Company has included reimbursements received for out-of-pocket expenses as revenues and expenses. The largest reimbursable expense items for which TSYS is reimbursed by clients are postage fees. The Company’s reimbursable items are primarily impacted by changes in postal rates and changes in the volumes of mailing activities by its clients. Reimbursable items for the three and six months ended June 30, 2019 were $55.6 million and $109.8 million, increases of 8.9% and 6.9%, respectively, compared to the same periods last year, primarily due to an increase in postal rates.

Net revenue increased $23.4 million and $68.1 million, or 2.4% and 3.6% during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in net revenue for the three and six months ended June 30, 2019, as compared to the same periods in 2018, is primarily the result of organic growth, partially offset by decreases of $6.4 million and $14.1 million, respectively, associated with currency translation.

Major Customers

For a discussion regarding the Company’s major customers, refer to Note 11 in the Notes to Unaudited Consolidated Financial Statements and see “Item 7: Management’s Discussion and Analysis of Financial

Condition and Results of Operations,” which is included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

The Company works to maintain a large and diverse customer base across various industries. For the three and six months ended June 30, 2019, the Company did not have a major customer on a consolidated basis. However, a significant amount of the Company's revenues are derived from long-term contracts with large clients. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of one of the Company’s large clients could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Below is a summary of AOF for the Company’s Issuer Solutions segment:

(in millions)	As of June 30,
AOF	2019	2018	Percent Change
Consumer	532.2	493.8	7.8%
Commercial	61.6	56.8	8.4
Other	45.1	38.3	18.0
Traditional AOF[1]	638.9	588.9	8.5
Prepaid/Stored Value[2]	8.4	37.0	(77.2)
Commercial Card Single-Use[3]	121.7	106.0	14.8
Government Services[4]	-	97.4	(100.0)
Total AOF	769.0	829.3	(7.3)

1	Traditional accounts include consumer, retail, commercial, debit and other accounts. These accounts are grouped together due to the tendency to have more transactional activity than prepaid, single-use accounts and government services.
2	Prepaid does not include Consumer Solutions accounts. These accounts tend to have less transactional activity than the traditional accounts. Prepaid and stored value cards are issued by firms through retail establishments to be purchased by consumers to be used at a later date. These accounts tend to be the least active of all accounts on file.
3	Commercial card single-use accounts are one-time use accounts issued by firms to book lodging and other travel related expenses.
4	Government services accounts are disbursements of student loan accounts issued by the Department of Education, which have minimal activity. This portfolio of AOF had deconverted by December 31, 2018.

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

The Issuer Solutions segment provides payment processing and related services to clients based in the United States and internationally. Growth in revenues and operating profit in this segment is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in account usage, growth from existing clients and sales to new clients and the related account conversions. This segment has one major customer for the three and six months ended June 30, 2019.

Below is a summary of the Issuer Solutions segment:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except key indicators)	2019	2018	Percent Change	2019	2018	Percent Change
Volume-based revenues	$215,945	208,872	3.4%	$431,369	414,496	4.1%
Non-volume related revenues:
Processing fees	76,131	82,349	(7.6)	150,996	162,190	(6.9)
Value-added, custom programming, licensing and other	71,072	67,227	5.7	142,620	143,283	(0.5)
Output and managed services	69,297	62,567	10.8	140,934	124,620	13.1
Total non-volume related revenues	216,500	212,143	2.1	434,550	430,093	1.0
Net revenue[1]	$432,445	421,015	2.7	$865,919	844,589	2.5
Adjusted segment EBITDA[2]	$209,845	195,275	7.5	$414,779	391,040	6.1
Adjusted segment EBITDA margin[3]	48.5%	46.4%		47.9%	46.3%
Key indicators (in millions):
AOF				769.0	829.3	(7.3)
Traditional AOF				638.9	588.9	8.5
Transactions	6,645.4	6,050.0	9.8	12,594.2	11,598.0	8.6

1	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as expense.
2	Adjusted segment EBITDA excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
3	Adjusted segment EBITDA margin is adjusted segment EBITDA divided by net revenue.

For the three and six months ended June 30, 2019, approximately 49.9% and 49.8%, respectively, of net revenue was driven by the volume of AOF and transactions processed and approximately 50.1% and 50.2%, respectively, was derived from non-volume based revenues.

The increase in net revenue for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was driven by organic growth.

Movements in foreign currency exchange rates as compared to the U.S. dollar can result in foreign denominated financial statements being translated into more or fewer U.S. dollars, which impacts the comparison to prior periods when the U.S. dollar was stronger or weaker.

Net revenue for the three and six months ended June 30, 2019, as compared to the same periods in 2018, included decreases of $6.4 million and $14.3 million, respectively, associated with currency translation.

Merchant Solutions

The Merchant Solutions segment provides merchant processing and related services to clients based primarily in the United States. Merchant Solutions revenues are derived from providing processing services, acquiring solutions, related systems and support services to merchant acquirers and merchants. Revenues from merchant services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of market verticals. Merchant Solutions include authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to transactions; and merchant billing services. This segment has no major customers for the three and six months ended June 30, 2019.

The Merchant Solutions segment's results are driven by dollar sales volume and the authorization and capture transactions processed at the point-of-sale ("POS”). This segment's authorization and capture transactions are primarily through Internet connectivity.

Below is a summary of the Merchant Solutions segment:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except key indicators)	2019	2018	Percent Change	2019	2018	Percent Change
Net revenue[1]	$364,210	346,389	5.1%	$707,166	663,792	6.5%
Adjusted segment EBITDA[2]	$138,366	133,418	3.7	$267,201	252,358	5.9
Adjusted segment EBITDA margin[3]	38.0%	38.5%		37.8%	38.0%
Key indicators:
Dollar sales volume (in millions)	$43,890.0	40,362.1	8.7	$84,131.6	77,628.8	8.4
POS transactions (in millions)	1,700.3	1,498.5	13.5	3,224.7	2,838.0	13.6
Net revenue per POS transaction	$0.214	0.231	(7.3)	$0.219	0.234	(6.2)

1	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as expense.
2	Adjusted segment EBITDA excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
3	Adjusted segment EBITDA margin is adjusted segment EBITDA divided by net revenue.

For the three and six months ended June 30, 2019, approximately 93.4% of net revenue was influenced by several factors, including volumes related to transactions and dollar sales volume. The remaining 6.6% of this segment’s net revenue was derived from value added services, chargebacks, managed services, investigation and risk and collection services performed.

The increase in net revenue and adjusted segment EBITDA for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was driven by higher processing volumes, product fees and processing fees.

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

The Consumer Solutions segment markets its products through multiple distribution channels, including alternative financial service providers, traditional retailers, direct-to-consumer and online marketing programs, and contractual relationships with corporate employers. This segment has no major customers and one major third-party distributor for the three and six months ended June 30, 2019.

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

Below is a summary of the Consumer Solutions segment:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except key indicators)	2019	2018	Percent Change	2019	2018	Percent Change
Net revenue[1]	$196,143	200,293	(2.1)%	$415,321	410,781	1.1%
Adjusted segment EBITDA[2]	$53,595	54,545	(1.7)	$117,288	108,212	8.4
Adjusted segment EBITDA margin[3]	27.3%	27.2%		28.2%	26.3%
Key indicators (in millions):
Gross dollar volume[4]	$8,659.8	8,336.2	3.9	$18,713.3	18,030.5	3.8
Number of active cards[5]				5.0	5.1	(2.1)
Number of active cards with direct deposit[6]				2.5	2.5	(2.6)
Percentage of active cards with direct deposit				49.3%	49.6%

1	Net revenue is defined as total revenues less reimbursable items (such as postage) that are recorded by TSYS as expense.
2	Adjusted segment EBITDA excludes acquisition intangible amortization and expenses associated with Corporate Administration and Other.
3	Adjusted segment EBITDA margin is adjusted segment EBITDA divided by net revenue.
4	Gross dollar volume represents the total dollar volume of debit transactions and cash withdrawals made using Consumer Solutions products.
5	Number of active cards represents the total number of cards that have had a PIN or signature-based purchase transaction, a point-of-sale load transaction or an ATM withdrawal within three months of the date of determination, adjusted to remove prepaid cards that consumers upgraded to a demand deposit account during the period.
6	Number of active cards with direct deposit represents the number of active cards that have had a direct deposit load within three months of the date of determination, adjusted to remove prepaid cards that consumers upgraded to a demand deposit account during the period.

For the three and six months ended June 30, 2019, 68.7% and 69.1%, respectively, of revenues were derived from service fees charged to customers and 31.3% and 30.9%, respectively, of revenues were derived from interchange and other revenues. Service fee revenues are driven by the number of active cards and in particular by the number of cards with direct deposit. Customers with direct deposit generally initiate more transactions and generate more revenues than those that do not take advantage of this feature. Interchange revenues are driven by gross dollar volume. Substantially all of the Consumer Solutions segment revenues were volume driven as they were driven by the active card and gross dollar volume indicators.

Net revenue for the three and six months ended June 30, 2019, compared to the same periods in 2018, decreased $4.2 million and increased $4.5 million, respectively. Service fee revenue decreased $7.8 million and $2.4 million, or 5.5% and 0.8% for the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease in service fee revenue for the three and six months ended June 30, 2019, was driven by the removal of certain service fees on prepaid products effective April 1, 2019, upon the effective date of the Consumer Financial Protection Bureau’s (“CFPB”) 2016 prepaid rule. Revenues from interchange and other services for the three and six months ended June 30, 2019, increased $3.6 million and $6.9 million, or 6.3% and 5.7%, respectively, compared to the same periods last year. The increase in revenues from interchange and other services for the three and six months ended June 30, 2019, was driven by the increase in gross dollar volume.

On January 25, 2018, the CFPB announced that it had finalized updates to its 2016 prepaid rule. The CFPB’s 2016 prepaid rule put in place requirements for treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The changes announced by the CFPB adjusted requirements for resolving errors on unregistered accounts, provided greater flexibility for credit cards linked to digital wallets, and extended the effective date of the rule by one year to April 1, 2019.

Operating Expenses

The Company’s operating expenses were $816.4 million and $1.6 billion for the three and six months ended June 30, 2019, respectively, compared to $798.9 million and $1.6 billion for the same periods in 2018. The Company’s operating expenses consist of cost of services and selling, general and administrative expenses. Cost of services describes the direct expenses incurred in performing a particular service for the Company’s customers, including the cost of reimbursable items and direct labor expense in putting the service in saleable condition. Selling, general and administrative expenses are incurred in selling or marketing and for the direction of the enterprise as a whole, including accounting, legal fees, sales, investor relations and mergers and acquisitions.

Operating expenses for the three and six months ended June 30, 2019 increased $17.5 million and $29.9 million, respectively, compared to the same periods last year. The increases primarily related to an increase in cost of services.

The Company’s cost of services were $630.8 million and $1.3 billion for the three and six months ended June 30, 2019, respectively, which were increases of 2.1% and 2.6%, respectively, compared to the same periods last year. The increase in cost of services for the three and six months ended June 30, 2019 is due to an increase in merchant referral fees and commissions, reimbursable expenses and salaries. The Company’s selling, general and administrative expenses were $185.6 million and $364.6 million for the three and six months ended June 30, 2019, respectively, an increase of 2.5% and a decrease of 0.5%, respectively, compared to the same periods last year. The increase in selling, general, and administrative costs for the three months ended June 30, 2019 is the result of expenses related to the merger with Global Payments partially offset by a decrease in amortization of acquisition intangibles. The decrease in selling, general, and administrative costs for the six months ended June 30, 2019 is the result of a decrease in amortization of acquisition intangibles.

The Company’s transaction and integration expenses related to mergers and acquisitions were $17.6 million and $21.6 million for the three and six months ended June 30, 2019, respectively. These expenses consist of costs related to mergers and acquisitions such as legal, accounting and professional fees, share-based compensation, as well as, personnel costs for severance and retention.

Operating Income

Operating income increased 5.0% and 11.4% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The Company’s operating profit margin for the three and six months ended June 30, 2019, was 21.2% and 21.4%, respectively, compared to 20.7% and 19.9%, respectively, for the same periods last year. TSYS’ operating margin increased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to a decrease in amortization of acquisition intangibles.

Nonoperating Expenses, net

Nonoperating income (expense) consists of interest expense, interest income and gains and losses on currency translation and transactions. Net nonoperating expense decreased and increased for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

The following table provides a summary of nonoperating expenses, net:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2019	2018	Percent Change	2019	2018	Percent Change
Interest expense[1]	$(44,244)	(42,643)	(3.8)%	$(88,241)	(80,042)	(10.2)%
Interest income	1,230	1,524	(19.2)	2,458	2,270	0.1
Currency translation and transaction gains (losses), net	850	535	59.0	(287)	107	nm
Other	4,748	(586)	nm	5,663	(1,147)	nm
Total	$(37,416)	(41,170)	9.1	$(80,407)	(78,812)	(2.0)
nm = not meaningful
1	Interest expense includes interest on Senior Notes of $32.9 million and $65.7 million for the three and six months ended June 30, 2019, respectively, and $30.6 million and $56.1 million, for the same periods in 2018.

Interest expense for the three and six months ended June 30, 2019, increased $1.6 million and $8.2 million, respectively, compared to the same periods in 2018. The increase in interest expense for the three and six months ended June 30, 2019 was primarily the result of the addition of $450 million of bonds in May 2018 as well as the expiration of lower interest rate borrowings in June 2018. Additionally, the increase in interest expense is attributable to higher interest rates associated with the 4.000% and 4.450% Senior Notes issued in May 2018 compared to the 2.375% Senior Notes that were paid off at maturity on June 1, 2018.

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

The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2019, was approximately $28.4 million, the majority of which is denominated in U.S. dollars and Euros. The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of June 30, 2019 was $63.6 million.

Income Taxes

For a detailed discussion regarding income taxes, refer to Notes 1 and 14 in the Notes to Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. See also Note 8 in the Notes to Unaudited Consolidated Financial Statements for additional information on income taxes for the three and six months ended June 30, 2019.

Below is a summary of income tax expense:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2019	2018	Percent Change	2019	2018	Percent Change
Income tax expense	$31,128	37,415	(16.8)%	$61,027	55,549	9.9%
Effective income tax rate	17.1%	22.3%		16.9%	17.5%

The primary reason for the lower effective income tax rate for the three months ended June 30, 2019, as compared to the same period last year, is the favorable variance in discrete items related to an equity investment in a foreign entity. During the six months ended June 30, 2019, most of the favorable variances in discrete items related to FIN 48 and equity investment true-ups were offset by unfavorable variances related to excess tax benefits of share-based compensation.

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

No provision for U.S. federal and state income taxes has been made in the Company’s current year consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be permanently reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to withholding tax upon distribution was approximately $123.8 million as of June 30, 2019. Although TSYS does not intend to repatriate these earnings, a distribution of these non-U.S. earnings in the form of dividends, or otherwise, may subject the Company to withholding taxes payable to some of the various non-U.S. jurisdictions.

Equity in Income of Equity Investments

Below is a summary of TSYS' share of income from its interest in equity investments:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2019	2018	Percent Change	2019	2018	Percent Change
Equity in income of equity investments, net of tax	$12,217	12,322	(0.9)%	$23,444	22,929	2.2%

The increase in equity income for the six months ended June 30, 2019, as compared to the same periods in 2018, is primarily the result of increased operating results associated with China UnionPay Data Services Co., LTD.

Net Income

The following table provides a summary of net income and EPS:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except per share data)	2019	2018	Percent Change	2019	2018	Percent Change
Net income	$162,760	142,435	14.3%	$324,367	285,537	13.6%
Net income attributable to noncontrolling interests	-	-	na	-	(1,261)	100.0
Net income attributable to TSYS common shareholders	$162,760	142,435	14.3	$324,367	284,276	14.1
Basic EPS attributable to TSYS common shareholders[1]	$0.92	0.78	17.7	$1.83	1.56	16.9
Diluted EPS attributable to TSYS common shareholders[1]	$0.91	0.78	17.5	$1.81	1.55	16.8
na = not applicable
1	Basic and diluted EPS is computed based on the two-class method in accordance with the guidance under GAAP. Refer to Note 9 in the Notes to Unaudited Consolidated Financial Statements for more information on EPS.

Non-GAAP Measures

Management evaluates the Company's operating performance based upon net revenue, a constant currency basis, adjusted EBITDA, adjusted earnings, adjusted diluted EPS and free cash flow, which are all non-generally accepted accounting principles (“non-GAAP”) measures. TSYS also uses these non-GAAP financial measures to evaluate and assess TSYS' financial performance against budget.

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

Although the Company excludes the amortization of purchased intangibles from these non-GAAP measures, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.

The following tables provide a reconciliation of GAAP to the Company’s non-GAAP financial measures:

Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Total revenues (GAAP)	$1,035,485	1,007,580	2,070,016	1,994,750
Less: reimbursable items	55,565	51,032	109,827	102,705
Net revenue (non-GAAP)	$979,920	956,548	1,960,189	1,892,045

Constant Currency Comparison

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
Consolidated	2019	2018	2019	2018
Total revenues (GAAP)	$1,035,485	1,007,580	2,070,016	1,994,750
Foreign currency impact[1]	6,839	—	15,107	—
Constant currency[2] (non-GAAP)	$1,042,324	1,007,580	2,085,123	1,994,750

Net revenue (non-GAAP)	$979,920	956,548	1,960,189	1,892,045
Foreign currency impact[1]	6,354	—	14,060	—
Constant currency[2] (non-GAAP)	$986,274	956,548	1,974,249	1,892,045

Operating income (GAAP)	$219,087	208,698	442,357	396,969
Foreign currency impact[1]	1,989	—	3,886	—
Constant currency[2] (non-GAAP)	$221,076	208,698	446,243	396,969

Issuer Solutions
Segment net revenue (GAAP)	$432,445	421,015	865,919	844,589
Foreign currency impact[1]	6,415	—	14,261	—
Constant currency[2] (non-GAAP)	$438,860	421,015	880,180	844,589

1	Reflects the impact of calculated changes in foreign currency rates from the comparable period.
2	Reflects current period results on a non-GAAP basis as if foreign currency rates did not change from the comparable prior year period.

Adjusted EBITDA

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income (GAAP) (a)	$162,760	142,435	324,367	285,537
Adjust for:
Less: Equity in income of equity investments	(12,217)	(12,322)	(23,444)	(22,929)
Add: Income tax expense	31,128	37,415	61,027	55,549
Add: Interest expense, net	43,014	41,119	85,783	77,772
Add: Depreciation and amortization	104,773	104,290	208,483	208,679
Add: Contract asset amortization	8,250	6,712	16,288	13,584
Add: Contract cost asset amortization	8,179	8,511	16,024	19,238
Less/Add: (Gain) loss on foreign currency translation and transaction (gains) losses	(850)	(535)	287	(107)
Add/Less: Other nonoperating (income) expenses	(4,748)	586	(5,663)	1,147
Add: Share-based compensation	11,500	14,229	22,214	20,524
Add: M&A and integration expenses[1]	17,150	2,581	20,860	16,949
Adjusted EBITDA (non-GAAP) (b)	$368,939	345,021	726,226	675,943

Total revenues (GAAP) (c)	$1,035,485	1,007,580	2,070,016	1,994,750
Net income margin on total revenues (GAAP) (a)/(c)	15.7%	14.1%	15.7%	14.3%

Net revenue (non-GAAP) (d)	$979,920	956,548	1,960,189	1,892,045
Adjusted EBITDA margin on net revenue (non-GAAP) (b)/(d)	37.6%	36.1%	37.0%	35.7%

1	Costs associated with mergers & acquisitions and integrations are included in selling, general and administrative expenses and nonoperating expenses.

Adjusted Earnings and Adjusted Diluted Earnings Per Share

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income attributable to TSYS common shareholders (GAAP)	$162,760	142,435	324,367	284,276
Adjust for amounts attributable to TSYS common shareholders:
Add: Acquisition intangible amortization[1]	53,707	61,830	108,663	124,818
Add: Share-based compensation	11,500	14,228	22,214	20,522
Add: M&A and integration expenses[2]	17,150	2,581	20,860	16,949
Less: Tax impact of adjustments[3]	(18,431)	(17,278)	(33,972)	(35,182)
Adjusted earnings (non-GAAP)	$226,686	203,796	442,132	411,383

Diluted EPS - Net income attributable to TSYS common shareholders:
As reported (GAAP)	$0.91	0.78	1.81	1.55
Adjusted diluted EPS (non-GAAP)	$1.27	1.11	2.47	2.24

Weighted average diluted shares	178,514	183,575	179,198	183,456

1	The Company’s amortization of acquisition intangible assets is disclosed in its 2018 Form 10-K filing in the applicable footnotes to the consolidated financial statements (Note 7 Other Intangible Assets, Net and the amortization expense associated with acquisition technology intangibles in Note 8 Intangible Assets – Computer Software, Net).
2	Costs associated with mergers & acquisitions and integrations are included in selling, general and administrative expenses and nonoperating expenses.
3	Certain of these merger and acquisition costs are nondeductible for income tax purposes.

Free Cash Flow
	Six months ended
	June 30,
(in thousands)	2019	2018
Net cash provided by operating activities (GAAP)	$395,430	470,593
Capital expenditures	(116,870)	(87,758)
Free cash flow (non-GAAP)	$278,560	382,835

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

As a result of the Merger Agreement with Global Payments discussed in Note 1 in the Notes to Unaudited Consolidated Financial Statements, the Company is precluded from additional share repurchases, new debt or equity financings, increasing its quarterly dividend, or entering into acquisitions or dispositions above certain thresholds, among other activities, without prior written consent from Global Payments.

Cash Flows From Operating Activities

	Six months ended
	June 30,
(in thousands)	2019	2018
Net income	$324,367	285,537
Depreciation and amortization	208,483	208,679
Provisions for cardholder losses	25,540	34,433
Amortization of operating lease right-of-use assets	25,555	-
Share-based compensation	22,214	20,524
Deferred income tax expense	21,258	18,657
Provisions for bad debt expenses and billing adjustments	5,587	5,170
Amortization of debt issuance costs	2,652	2,362
Charges for transaction processing provisions	1,319	3,177
Equity in income of equity investments	(23,444)	(22,929)
Other noncash items and charges, net	(5,153)	1,299
Net change in current and other assets and current and other liabilities	(212,948)	(86,316)
Net cash provided by operating activities	$395,430	470,593

TSYS' main source of funds is derived from operating activities, specifically net income. The amortization of operating lease right-of-use assets relates to the Company’s adoption of ASC 842, Leases, as of January 1, 2019. See further discussion in Notes 1 and 4 in the Notes to Unaudited Consolidated Financial Statements. Net change in current and other assets includes accounts receivable, contract assets and contract liabilities, contract cost assets, prepaid expenses, other current assets and other long-term assets. Net change in current and other liabilities includes accounts payable, accrued salaries and employee benefits, other current liabilities and other long-term liabilities. The change in accounts receivable as of June 30, 2019, as compared to June 30, 2018, is the result of timing of payments by clients. The change in accounts payable and other liabilities for the same period is the result of the timing of payments of vendor invoices. The change in accrued salaries and employee benefits is due primarily to changes in incentive bonuses and benefits paid in the first six months ended June 30, 2019 compared to the same period in 2018.

Cash Flows From Investing Activities

	Six months ended
	June 30,
(in thousands)	2019	2018
Additions to licensed computer software from vendors	$(61,209)	(19,216)
Purchases of property and equipment	(30,844)	(48,608)
Additions to internally developed computer software	(24,817)	(19,934)
Cash used in acquisitions, net of cash acquired	-	(1,051,629)
Other investing activities	(2,700)	(4,119)
Net cash used in investing activities	$(119,570)	(1,143,506)

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

Cash Flows From Financing Activities

	Six months ended
	June 30,
(in thousands)	2019	2018
Proceeds from borrowings of long-term debt	$450,000	3,477,000
Proceeds from exercise of stock options	6,911	29,289
Repurchase of common stock under plans and tax withholding	(400,023)	(82)
Principal payments on long-term borrowings, finance lease obligations and license agreements	(299,499)	(2,626,534)
Dividends paid on common stock	(46,534)	(47,190)
Purchase of noncontrolling interest	-	(126,000)
Debt issuance costs	-	(15,979)
Subsidiary dividends paid to noncontrolling shareholders	-	(3,778)
Net cash (used in) provided by financing activities	$(289,145)	686,726

The main uses of cash for financing activities in 2019 were repurchase of common stock, principal payments on long-term borrowings, finance lease obligations and license agreements and the payment of dividends. The main sources of cash provided by financing activities in 2019 were the proceeds from borrowing of long-term debt and exercises of stock options. The main uses of cash for financing activities in 2018 were the purchase of the remaining fifteen percent interest in Central Payment Co., LLC (“CPAY”), principal payments on long-term borrowings, finance lease obligations and license agreements, and the payment of dividends. The main sources of cash provided by financing activities in 2018 were the proceeds from borrowing of long-term debt and exercises of stock options.

Refer to Note 5 in the Notes to Unaudited Consolidated Financial Statements for more information on borrowings.

Dividends

Dividends on common stock of $46.5 million and $47.2 million were paid during the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company paid dividends of $0.26 per share.

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

Foreign Operations

TSYS operates internationally and is subject to adverse movements in foreign currency exchange rates. On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. is currently considering the terms of its expected exit from the E.U. which is now scheduled to occur no later than October 31, 2019.

This date represents an extension of the original date of March 29, 2019 and was jointly agreed to between the U.K. and the E.U. in April 2019. The extension is expected to only be as long as necessary and in any event no later than October 31, 2019 to allow for the ratification of the withdrawal agreement which was negotiated between the U.K. and the E.U.

TSYS continues to monitor Brexit and its potential impact across key areas including service continuity, contracts, regulatory (including data privacy), the economy and freedom of movement of people. Uncertainty over the terms of the withdrawal of the U.K. from the E.U. may create global economic uncertainty, and have unknown social and geopolitical impact, which may adversely affect the Company’s business, results of operations and financial condition, as well as potentially affecting TSYS’ relationships with its existing and future customers, vendors and employees.

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

Working Capital

TSYS may seek additional external sources of capital in the future. The form of any such financing will vary depending upon prevailing market and other conditions and may include short-term or long-term borrowings from financial institutions or the issuance of additional equity and/or debt securities such as industrial revenue bonds. However, there can be no assurance that funds will be available on terms acceptable to TSYS. Management expects that TSYS will continue to be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future, as evidenced by TSYS’ current ratio of 2.5:1. As of June 30, 2019, TSYS had working capital of $738.5 million compared to working capital of $625.2 million as of December 31, 2018.

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

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (“the Act”). These forward-looking statements include, among others: (i) TSYS’ expectation that it will be able to fund a significant portion of its capital expenditure needs through internally generated cash in the future; (ii) TSYS’ belief with respect to lawsuits, claims and other complaints; (iii) TSYS’ expectation with respect to certain tax matters; and the assumptions underlying such statements. In addition, certain statements in future filings by TSYS with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSYS which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of TSYS or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

These statements are based upon the current beliefs and expectations of TSYS’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the Company’s forward-looking statements. Many of these factors are beyond TSYS’ ability to control or predict. These factors include, but are not limited to:

●the material breach of security of any of TSYS’ systems and software;
●TSYS incurs expenses associated with the signing of a significant client;
●organic growth rates for TSYS’ existing clients are lower than anticipated whether as a result of unemployment rates, card delinquencies and charge off rates or otherwise or attrition rates of existing clients are higher than anticipated;
●conversions and deconversions of client portfolios may not occur as scheduled;
●risks associated with foreign operations, including adverse developments with respect to foreign currency exchange rates, and in particular with respect to the current environment, adverse developments with respect to foreign currency exchange rates as a result of the United Kingdom’s decision to leave the European Union (Brexit);
●adverse developments with respect to entering into contracts with new clients and retaining current clients;
●consolidation in the financial services and other industries, including the merger of TSYS clients with entities that are not TSYS processing clients, the sale of portfolios by TSYS clients to entities that are not TSYS processing clients and financial institutions which are TSYS clients otherwise ceasing to exist;
●the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on TSYS and its clients;

●adverse developments with respect to the payment card industry in general, including a decline in the use of cards as a payment mechanism;
●the impact of potential and completed acquisitions, particularly the completed Cayan and TransFirst acquisitions, including the costs associated therewith, their being more difficult to integrate than anticipated, and the inability to achieve the anticipated growth opportunities and other benefits of the acquisitions;
●the costs and effects of litigation, investigations or similar matters or adverse facts and developments relating thereto;
●the impact of the application of and/or changes in accounting principles;
●TSYS’ inability to timely, successfully and cost-effectively improve and implement processing systems to provide new products, increased functionality and increased efficiencies;
●TSYS’ reliance on financial institution sponsors;
●changes occur in laws, rules, regulations, credit card association rules, prepaid industry rules, or other industry standards affecting TSYS and its clients that may result in costly new compliance burdens on TSYS and its clients and lead to a decrease in the volume and/or number of transactions processed or limit the types and amounts of fees that can be charged to customers, and in particular the CFPB’s rule regarding prepaid financial products;
●the success of TSYS’ business expansion and product diversification strategies for the Consumer Solutions segment which success will depend on, among other things, the rate of adoption of the Company’s new products (both by consumers and the Company’s distribution partners), the rate of utilization of the various product features by cardholders, and overall market and regulatory dynamics;
●TSYS’ ability to obtain and protect its own patents and intellectual property and also avoid liability for infringement of third party rights;
●the effect of current domestic and worldwide economic and geopolitical conditions;
●the impact on TSYS’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
●the potential for TSYS’ systems and software to contain undetected errors, viruses or defects;
●other risks detailed in this document under Part II, Item 1A Risk Factors in this Quarterly Report on Form 10-Q, and risk factors described in the “Risk Factors” and other sections of TSYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other filings with the Securities and Exchange Commission; and
●TSYS’ ability to manage the foregoing and other risks.

Additional factors related to the Agreement and Plan of Merger between TSYS and Global Payments that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

●the occurrence of any event, change or other circumstances that could give rise to the right of one or both of TSYS and Global Payments to terminate the Merger Agreement;
●the outcome of any legal proceedings that may be instituted against TSYS, Global Payments or their respective directors;
●the ability to obtain regulatory approvals and meet other closing conditions to the Merger on a timely basis or at all, including the risk that regulatory approvals required for the Merger are not obtained on a timely basis or at all, or are obtained subject to conditions that are not anticipated or that could adversely affect the combined company or the expected benefits of the transaction;

●the ability to obtain approval by TSYS shareholders and Global Payments shareholders on the expected terms and schedule;
●difficulties and delays in integrating the TSYS and Global Payments businesses, including but not limited to with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units;
●failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all;
●business disruptions from the proposed Merger that will harm TSYS’ or Global Payments’ business, including current plans and operation;
●potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger, including as it relates to TSYS’ or Global Payments’ ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients;
●failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements;
●the ability of TSYS or Global Payments to retain and hire key personnel;
●the diversion of management’s attention from ongoing business operations;
●uncertainty as to the long-term value of the common stock of Global Payments following the Merger, including the dilution caused by Global Payments’ issuance of additional shares of its common stock in connection with the transaction;
●the continued availability of capital and financing following the Merger;
●the business, economic and political conditions in the markets in which TSYS and Global Payments operate;
●the impact of new or changes in current laws, regulations, credit card association rules or other industry standards, including privacy and cybersecurity laws and regulations; and
●events beyond TSYS’ or Global Payments’ control, such as acts of terrorism.

These forward-looking statements speak only as of the date on which they are made and TSYS disclaims any obligation to update any forward-looking statement as a result of new information, future developments or otherwise except as required by law.

Subsequent Events

Management performed an evaluation of the Company’s activity as of the date these consolidated financial statements were issued and has concluded that there are no significant subsequent events requiring disclosure, except for the TSYS and Global Payments merger litigation discussed in Note 6 in the Notes to Unaudited Consolidated Financial Statements.

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

Currently, the Company does not use financial instruments to hedge exposure to exchange rate changes.

The following table presents the carrying value of the net assets of TSYS’ foreign operations in U.S. dollars as of June 30, 2019:

(in thousands)	As of June 30, 2019
Europe	$212,769
China	162,157
Cyprus	47,497
Other	24,485

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

TSYS recorded a net translation gain of approximately $0.9 million and a net translation loss of approximately $0.3 million for the three and six months ended June 30, 2019, respectively, relating to the translation of cash and other balance sheet accounts. The balance of the Company’s foreign-denominated cash accounts subject to risk of translation gains or losses as of June 30, 2019, was approximately $28.4 million, the majority of which was denominated in U.S. dollars and Euros.

The net asset account balance subject to foreign currency exchange rates between the local currencies and the U.S. dollar as of June 30, 2019, was $63.6 million. The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus-or-minus 100 basis points, 500 basis points and 1,000 basis points based on the net asset account balance of $63.6 million as of June 30, 2019.

	Effect of basis point change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income before income taxes and equity in income of equity investments	$636	3,179	6,358	(636)	(3,179)	(6,358)

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

Item 4. Controls and Procedures.

We have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that as of June 30, 2019, TSYS’ disclosure controls and procedures were designed and operating effectively to ensure that the information required to be disclosed by TSYS in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were also designed and operating effectively to ensure that the information required to be disclosed in the reports that TSYS files or submits under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report (including but not limited to “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q), one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s financial position, results of operations or cash flows. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s financial position, results of operations or cash flows.

Except as set forth below, there have been no material changes in the Company's risk factors from those disclosed in the Company's 2018 Annual Report on Form 10-K.

Risks Related to the Merger with Global Payments

On May 27, 2019, TSYS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc., a Georgia corporation (“Global Payments”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, TSYS will merge with and into Global Payments (the “Merger”), with Global Payments as the surviving entity in the Merger.

Because the market price of Global Payments common stock may fluctuate, holders of TSYS common stock cannot be certain of the market value of the merger consideration they will receive.

In the Merger, each share of TSYS common stock issued and outstanding immediately prior to the effective time of the Merger (other than certain shares held by Global Payments or TSYS) will be converted into 0.8101 shares of Global Payments common stock. This exchange ratio will not be adjusted for changes in the market price of either Global Payments common stock or TSYS common stock. Changes in the price of Global Payments common stock prior to the merger will affect the value that holders of TSYS common stock will receive in the merger. Neither Global Payments nor TSYS is permitted to terminate the merger agreement as a result, in and of itself, of any increase or decrease in the market price of Global Payments common stock or TSYS common stock.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in TSYS’ and Global Payments’ businesses, operations, results and prospects and regulatory considerations, many of which factors are beyond TSYS’ and Global Payments’ control.

TSYS and Global Payments are expected to incur substantial costs related to the Merger and integration.

TSYS and Global Payments have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by either TSYS or Global Payments regardless of whether or not the Merger is completed.

The combined company is expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing and benefits. While TSYS and Global Payments have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These costs could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative costs and the realization of economies of scale and cost savings. These integration costs may result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

The market price of Global Payments common stock after the Merger may be affected by factors different from those affecting the shares of TSYS currently.

In the Merger, holders of TSYS common stock will become holders of Global Payments common stock. Aspects of Global Payments’ business differ from those of TSYS. Accordingly, the results of operations of the combined company and the market price of Global Payments common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of Global Payments and TSYS.

Regulatory approvals may not be received, may take longer than expected or may require conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, various authorizations, consents, clearances, orders and approvals must be obtained from various antitrust and regulatory authorities in the United States and in foreign jurisdictions. The governmental entities from which these approvals are required may refuse to approve the Merger or impose requirements for the completion of the Merger. Any conditions or requirements imposed could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.

Certain of TSYS’ directors and executive officers may have interests in the Merger that may differ from the interests of holders of TSYS common stock.

Holders of TSYS common stock should be aware that some of the TSYS directors and executive officers may have interests in the Merger and have arrangements that are different from, or in addition to, those of holders of TSYS common stock generally. These interests and arrangements may create potential conflicts of interest. These interests include, among other things, the continued service as a director or an executive officer of the combined company, or, in the alternative, a sizeable severance payment if terminated upon, or following, consummation of the Merger.

Termination of the Merger Agreement could negatively affect TSYS.

If the Merger Agreement is terminated, there may be various consequences. For example, TSYS’ businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of TSYS common stock could decline to the extent that the current market prices reflect a market assumption that the

Merger will be completed. If the Merger Agreement is terminated under certain circumstances, TSYS may be required to pay a termination fee of $860 million to Global Payments.

Additionally, TSYS has incurred and will incur substantial costs in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, TSYS would have to recognize these as expense without realizing the expected benefits of the Merger.

TSYS will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on TSYS. These uncertainties may impair TSYS’ ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with TSYS to seek to change existing business relationships with TSYS. In addition, subject to certain exceptions, TSYS has agreed to operate its businesses in the ordinary course prior to the effective time of the Merger, which could cause TSYS to be unable to pursue other beneficial opportunities.

Holders of TSYS common stock will have a reduced ownership percentage and voting interest in the combined company after the Merger and may exercise less influence over management.

Holders of TSYS common stock currently have the right to vote in the election of the board of directors and on other matters affecting TSYS, respectively. In the merger, each holder of TSYS common stock who receives shares of Global Payments common stock will become a holder of common stock of the combined company, with a percentage ownership of the combined company that is smaller than the holder’s percentage ownership of TSYS. Following the completion of the Merger, the former holders of TSYS common stock are estimated to own approximately forty-eight percent (48%) of the fully diluted shares of the combined company immediately after the Merger and current holders of Global Payments common stock as a group are estimated to own approximately fifty-two percent (52%) of the fully diluted shares of the combined company immediately after the Merger. Because of this, holders of TSYS common stock may have less influence on the management and policies of the combined company than they now have on the management and policies of TSYS.

Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively affect the business and operations of TSYS.

TSYS and Global Payments may incur costs in connection with the defense or settlement of the three putative class action lawsuits related to the proposed Merger which have been filed by purported shareholders of TSYS or Global Payments, or the defense or settlement of any further shareholder lawsuits which may be filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition, results of operations and cash flows of TSYS and Global Payments and could prevent or delay the consummation of the Merger. See Note 6 in the Notes to Unaudited Consolidated Financial Statements and Part II Item 1 Legal Proceedings for a description of the three lawsuits which have been brought against TSYS and/or Global Payments in connection with the proposed Merger.

The merger agreement limits TSYS’ ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire TSYS.

The Merger Agreement contains “no shop” covenants that restrict TSYS’ ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or proposals with respect to any acquisition proposal, engage or participate in any negotiations with any person concerning any acquisition proposal, provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to any acquisition proposal, subject to certain exceptions, or, unless the merger agreement has been terminated in accordance with its terms, approve or enter into any term sheet, letter of intent, commitment, memorandum of understanding, agreement in principle, acquisition agreement, merger agreement or other agreement in connection with or relating to any acquisition proposal.

The Merger Agreement further provides that, during the 12-month period following the termination of the Merger Agreement under specified circumstances, including the entry into a definitive agreement or consummation of a transaction with respect to an alternative acquisition proposal, TSYS may be required to pay to Global Payments a cash termination fee equal to $860 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of TSYS from considering or proposing that acquisition.

The Merger Agreement subjects TSYS to restrictions on its business activities prior to the effective time of the Merger.

The Merger Agreement subjects TSYS to restrictions on its business activities prior to the effective time of the Merger. The Merger Agreement obligates TSYS to, and to cause each of its subsidiaries to, subject to specified exceptions, conduct its business in the ordinary course in all material respects and use reasonable best efforts to maintain and preserve intact its business organization, employees and advantageous business relationships. These restrictions could prevent TSYS from pursuing certain business opportunities that arise prior to the effective time and are outside the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in thousands, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares That May Yet Be Purchased Under the Plans of Programs[2]
April 2019	-	[1]	$95.01	[1]	15,816	4,184
May 2019	-		-		15,816	4,184
June 2019	-	[1]	128.27	[1]	15,816	4,184
Total	-		$119.56

1	Includes a total of 20 shares (not rounded) in April and 60 shares (not rounded) in June withheld for payment of taxes.
2	In January 2015, TSYS’ Board of Directors approved a stock repurchase plan to repurchase up to 20 million shares of TSYS stock. The shares may be purchased from time to time at prices considered appropriate. There is no expiration date for the plan.

Item 6. Exhibits.

a) Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of May 27, 2019, by and between TSYS and Global Payments, incorporated by reference to Exhibit 2.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 31, 2019

3.1	Articles of Incorporation of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 3, 2019

3.2	Bylaws of TSYS, as amended, incorporated by reference to Exhibit 3.1 of TSYS’ Current Report on Form 8-K filed with the SEC on May 28, 2019

10.1	Summary of Board of Directors Compensation

10.2	Form of Non-Employee Director Fully Vested Stock Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TOTAL SYSTEM SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOTAL SYSTEM SERVICES, INC.

Date: July 31, 2019	by:	/s/ M. Troy Woods
M. Troy Woods
Chairman, President and Chief Executive Officer

Date: July 31, 2019	by:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and
Chief Financial Officer